Form 10-Q
period 1995-02-28
PAYCHEX INC
filed 1995-03-24
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 1995
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended February 28, 1995 Commission file number 0-11330
                  -----------------                        -------
                               PAYCHEX, INC.
- ---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
     --------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


    911 PANORAMA TRAIL SOUTH,   ROCHESTER,  NEW YORK  14625-0397
- ----------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code) (716)385-6666
                                                      ------------
- ----------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  x   . NO      .
                                                   -----      -----

           CLASS                     OUTSTANDING AT FEBRUARY 28,1995
- ------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (29,990,871 Shares)

                        PAYCHEX, INC. AND SUBSIDIARY

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
- ------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - FEBRUARY 28, 1995 AND
     MAY 31, 1994                                                     3-4


     CONSOLIDATED STATEMENTS OF INCOME - THREE AND NINE
     MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
     ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     FEBRUARY 28, 1995                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-9


PART II. OTHER INFORMATION
- --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                             11
- ----------

                        PART I. FINANCIAL INFORMATION

                        PAYCHEX, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                                              FEBRUARY 28,      MAY 31,
                                                 1995            1994
                                               -----------      -------
ASSETS                                               (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $    27,961    $   14,605
     INVESTMENTS                                    51,617        40,991
     INTEREST RECEIVABLE                             4,474         4,867
     TRADE ACCOUNTS RECEIVABLE                      26,658        22,812
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                                1,663         2,291
     DEFERRED INCOME TAXES                           2,348         1,435
                                               -----------     ---------
          TOTAL CURRENT ASSETS                     114,721        87,001


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                           2,765         2,718
     BUILDINGS                                      21,276        21,183
     DATA PROCESSING EQUIPMENT                      33,177        42,818
     FURNITURE, FIXTURES AND EQUIPMENT              28,585        25,199
     LEASEHOLD IMPROVEMENTS                          1,346         1,070
                                               -----------     ---------
                                                    87,149        92,988

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                             43,526        50,572
                                               -----------     ---------
          NET PROPERTY AND EQUIPMENT                43,623        42,416

OTHER ASSETS                                           421           372
                                               -----------     ---------
          TOTAL ASSETS                         $   158,765    $  129,789
                                               ===========    ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARY

                                             FEBRUARY 28,      MAY 31,
                                               1995             1994
                                             ------------    ------------
                                                    (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY              (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                   $     2,635    $     3,487
     ACCRUED COMPENSATION AND
       RELATED ITEMS                               12,348          9,585
     ACCRUED INCOME TAXES                           2,351            -0-
     OTHER ACCRUED EXPENSES                         4,709          2,906
     DEFERRED REVENUE                               3,422          2,772
     CURRENT PORTION OF LONG-TERM DEBT                220            220
                                              -----------     ----------
       TOTAL CURRENT LIABILITIES                   25,685         18,970

OTHER LIABILITIES
     LONG-TERM DEBT                                   728            728
     UNAMORTIZED LEASE INCENTIVES                     625            885
     DEFERRED INCOME TAXES                            661            698
                                              -----------     ----------
       TOTAL LIABILITIES                           27,699         21,281

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 50,000,000 SHARES:
       ISSUED 29,990,871 AT FEBRUARY
       28, 1995 AND 29,907,406 AT
       MAY 31, 1994                                   300            299
     ADDITIONAL CAPITAL                            17,422         15,778
     RETAINED EARNINGS                            113,344         92,431
                                               ----------     ----------
                                                  131,066        108,508
                                               ----------     ----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $  158,765     $  129,789
                                                ==========    ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PAYCHEX, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                  FEBRUARY 28,             FEBRUARY 28,
                              ---------------------     -------------------
                              1995          1994        1995          1994
                              ----          ----        ----          ----
                                 (in thousands, except per share amounts)

REVENUE                      $68,638        $57,572    $195,327     $165,212
OPERATING COSTS               21,309         17,958      57,358       50,633
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     35,350         30,980     100,164       87,248
                             -------        -------    --------     --------
    OPERATING INCOME          11,979          8,634      37,805       27,331

OTHER INCOME (EXPENSE)
  INVESTMENT INCOME            1,006            733       2,500        1,734
  INTEREST EXPENSE              (105)           (34)       (168)         (92)
                             -------        -------     -------     --------
    INCOME BEFORE INCOME
      TAXES                   12,880          9,333      40,137       28,973

INCOME TAXES                   3,532          2,684      11,600        8,302
                             -------        -------    --------     --------

    NET INCOME               $ 9,348        $ 6,649    $ 28,537      $20,671
                             =======        =======    ========      =======

    NET INCOME PER SHARE     $   .31        $   .22    $    .95      $   .69
                             =======        =======    ========      =======

    CASH DIVIDENDS PER
      SHARE                  $   .09        $   .06    $    .24      $   .16
                             =======        =======    ========      =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 29,960         29,882      29,933       29,846
                             =======        =======    ========      =======


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       NINE MONTHS ENDED FEBRUARY 28,
                                                       ------------------------------
                                                            1995           1994
                                                            ----           ----
                                                                (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                           $   28,537      $  20,671
   ADJUSTMENTS TO RECONCILE NET INCOME
     TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                           8,041          8,486
     PROVISION FOR DEFERRED INCOME TAXES                      (652)           126
     PROVISION FOR BAD DEBTS                                   818            687
     CHANGES IN OPERATING ASSETS AND
        LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                           (4,664)        (3,879)
        INTEREST RECEIVABLE                                    393            (37)
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                                       628          1,448
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                                6,139          3,930
        DEFERRED REVENUE                                       650            836
     CHANGE IN UNAMORTIZED LEASE INCENTIVES                   (334)          (444)
                                                         ---------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   39,556         31,824

INVESTING ACTIVITIES
     INVESTMENT PURCHASES                                  (25,731)       (22,612)
     PROCEEDS FROM INVESTMENT SALES
        AND MATURITIES                                      14,370         19,355
     ADDITIONS TO PROPERTY AND EQUIPMENT
        NET OF NORMAL DISPOSALS                             (9,199)        (8,965)
     ADDITIONS TO OTHER ASSETS                                 (98)          (218)
                                                        ----------       --------
     NET CASH USED IN INVESTING ACTIVITIES                 (20,658)       (12,440)

FINANCING ACTIVITIES
     PAYMENTS ON LONG-TERM DEBT                                -0-           (374)
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                                     1,645          1,744
     DIVIDENDS PAID                                         (7,187)        (4,777)
     PAYMENT IN LIEU OF ISSUANCE OF
       FRACTIONAL SHARES                                       -0-            (12)
                                                       -----------        --------
     NET CASH USED IN FINANCING ACTIVITIES                  (5,542)        (3,419)
                                                       -----------        --------

INCREASE IN CASH AND CASH EQUIVALENTS                       13,356         15,965

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                       14,605          5,023
                                                       ----------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $   27,961       $ 20,988
                                                       ==========        ========

                      SEE NOTES TO FINANCIAL STATEMENTS

                         PAYCHEX, INC. AND SUBSIDIARY

                              FEBRUARY 28, 1995

A)     THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PAYCHEX, INC.
       AND ITS WHOLLY-OWNED SUBSIDIARY HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE ACCOMPANYING FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO FINANCIAL STATEMENTS PRESENTED IN THE COMPANY'S FORM 10-K AND ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1994.

B) DURING THE NINE-MONTH PERIOD ENDING FEBRUARY 28, 1995, 83,465 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

C) EFFECTIVE JUNE 1, 1994, THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." THE COMPANY CLASSIFIES ALL INVESTMENTS AS AVAILABLE FOR SALE. INVESTMENTS ARE STATED AT FAIR VALUE WITH UNREALIZED GAINS AND LOSSES REPORTED IN RETAINED EARNINGS, NET OF TAX. THE IMPACT OF THE ADOPTION AT JUNE 1, 1994, WAS A DECREASE TO SHAREHOLDERS' EQUITY OF $206,000 (NET OF $140,000 IN DEFERRED INCOME TAXES). THE ADJUSTMENT FOR THE NINE MONTH PERIOD ENDING FEBRUARY 28, 1995, WHICH INCLUDES THE JUNE 1, 1994 ADJUSTMENT, WAS A DECREASE TO SHAREHOLDERS' EQUITY OF $437,000 (NET OF $298,000 IN DEFERRED INCOME TAXES).

D)     ON MARCH 20, 1995, PAYCHEX, INC. ANNOUNCED IT HAD SIGNED AN
       AGREEMENT TO MERGE WITH PAY-FONE SYSTEMS, INC. THE MERGER WILL BE ACCOUNTED FOR AS A POOLING OF INTERESTS WHEREBY PAY-FONE SHAREHOLDERS WILL EXCHANGE ALL THEIR STOCK FOR APPROXIMATELY $10,475,000 OF NEWLY ISSUED PAYCHEX STOCK. THE MERGER IS SUBJECT TO APPROVAL BY PAY-FONE SHAREHOLDERS AND IS NOT EXPECTED TO HAVE A SIGNIFICANT IMPACT ON PAYCHEX' FINANCIAL POSITION AND RESULTS OF OPERATIONS.

                        PAYCHEX, INC. AND SUBSIDIARY

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING IS MANAGEMENT'S DISCUSSION OF CERTAIN SIGNIFICANT CHANGES IN THE RESULTS OF OPERATIONS DURING THE PERIODS INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS
- ---------------------

REVENUE FOR THE THIRD QUARTER AND NINE MONTHS ENDED FEBRUARY 28, 1995 ROSE BY 19% TO $68,638,000 AND 18% TO $195,327,000, RESPECTIVELY, WHEN COMPARED TO THE SAME PERIODS LAST YEAR. THE REVENUE INCREASE RESULTED FROM GREATER THAN EXPECTED GROWTH IN PAYROLL CLIENTS, THE CONTINUED GROWTH OF THOSE CLIENTS UTILIZING THE TAXPAY FEATURE AND A SALARY DEPOSIT OPTION, SOLID REVENUE GAINS IN THE HUMAN RESOURCE SERVICES DIVISION AND CONTINUED IMPROVED INTEREST RATES ON THE TAXPAY INVESTMENTS. THE COMPANY EXPECTS CONTINUED EXPANSION OF ITS CLIENT BASE FOR ALL PRODUCTS AND SERVICES FOR THE REMAINDER OF THE YEAR.

OPERATING COSTS FOR THE THREE-MONTH PERIOD WERE AT LAST YEAR'S LEVEL OF 31%. YEAR-TO-DATE OPERATING COSTS AMOUNTED TO 29% OF REVENUE, AS COMPARED TO 31% FOR THE SAME PERIOD LAST YEAR. AS A PERCENTAGE OF REVENUE, DEPRECIATION, PROCESSING WAGES AND MAINTENANCE CHARGES WERE LOWER IN THE CURRENT NINE-MONTH PERIOD WHEN COMPARED TO THE SAME NINE MONTHS LAST YEAR. IT IS EXPECTED THAT OPERATING COSTS FOR THE FISCAL YEAR, AS A PERCENTAGE OF REVENUE, WILL BE LOWER THAN LAST YEAR.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WERE 52% AND 51% OF REVENUE FOR THE RESPECTIVE THREE AND NINE-MONTH PERIODS OF THE CURRENT YEAR WHICH WERE BELOW COMPARATIVE PRIOR YEAR PERIODS. A MODEST INCREASE IN SELLING EXPENSES, AS A PERCENTAGE OF REVENUE, WAS MORE THAN OFFSET WITH DECREASES IN GENERAL AND ADMINISTRATIVE PAYROLL AND OTHER COSTS. THE COMPANY EXPECTS TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE CURRENT YEAR, AS A PERCENTAGE OF REVENUE, TO BE SLIGHTLY LOWER THAN LAST YEAR.

THE TAX RATE FOR THE CURRENT QUARTER WAS 27.4% COMPARED TO 28.8% FOR THE SAME QUARTER LAST YEAR. THE DECREASE IS PRIMARILY ATTRIBUTABLE TO AN INCREASE OF TAX-EXEMPT INTEREST INCOME AS A PERCENTAGE OF PRE-TAX INCOME. IT IS ANTICIPATED THAT THE EFFECTIVE TAX RATE FOR THE CURRENT FISCAL YEAR WILL BE SLIGHTLY HIGHER THAN LAST YEAR. THE PRIOR YEAR'S LOWER RATE IS DUE PRIMARILY TO THE IMPACT OF ADOPTING STATEMENT OF FINANCIAL ACCOUNTING STANDARDS #109 "ACCOUNTING FOR INCOME TAXES" IN THE FIRST FISCAL QUARTER.

ON MARCH 20, 1995, THE COMPANY ANNOUNCED IT HAD SIGNED AN AGREEMENT TO MERGE WITH PAY-FONE SYSTEMS, INC. THE MERGER WILL BE ACCOUNTED FOR AS A POOLING OF INTERESTS WHEREBY PAY-FONE SHAREHOLDERS WILL EXCHANGE ALL THEIR STOCK FOR APPROXIMATELY $10,475,000 OF NEWLY ISSUED PAYCHEX STOCK. PAY-FONE PROVIDES PAYROLL AND TAX PREPARATION SERVICES TO APPROXIMATELY 3,500 CLIENTS THROUGH FIVE OFFICES IN CALIFORNIA. THE MERGER IS SUBJECT TO APPROVAL BY PAY-FONE SHAREHOLDERS AND IS NOT EXPECTED TO HAVE A SIGNIFICANT IMPACT ON PAYCHEX' FINANCIAL POSITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES TOTALED $39,556,000 FOR THE NINE MONTHS ENDED FEBRUARY 28, 1995, AS COMPARED TO $31,824,000 FOR THE SAME PERIOD LAST YEAR. THIS GAIN WAS PRIMARILY ATTRIBUTABLE TO RECORD
YEAR-TO-DATE NET INCOME WHICH REACHED $28,537,000. THIS REPRESENTS A 38% INCREASE IN NET INCOME OVER THE COMPARATIVE PRIOR YEAR PERIOD.

NET CASH USED IN INVESTING ACTIVITIES INCREASED IN THE CURRENT NINE-MONTH PERIOD WHEN COMPARED TO THE SAME PERIOD LAST YEAR AS A HIGHER LEVEL OF INVESTMENT PURCHASES RESULTED FROM THE GROWTH IN THE COMPANY'S CASH PROVIDED BY OPERATIONS. THIS YEAR'S SALE OF INVESTMENTS WERE LOWER THAN LAST YEAR WHEN THE COMPANY SOLD FIXED INCOME SECURITIES AS INTEREST RATES WERE DECLINING TO REALIZE FAVORABLE GAINS.

CAPITAL EXPENDITURES FOR THE NINE MONTH PERIOD WERE $9,305,000 AND ARE EXPECTED TO RANGE BETWEEN $12,000,000 AND $13,000,000 FOR THE YEAR.

PROJECTED CASH FLOWS ARE EXPECTED TO BE ADEQUATE TO SUPPORT NORMAL BUSINESS OPERATIONS, PLANNED CAPITAL EXPENDITURES AND DIVIDEND PAYMENTS. FURTHERMORE, THE COMPANY HAS $115,000,000 OF UNSECURED BANK LINES OF CREDIT AVAILABLE FOR ITS USE. AS OF FEBRUARY 28, 1995, THERE WERE NO OUTSTANDING BORROWINGS UNDER THESE LINES OF CREDIT.

                         PART II.  OTHER INFORMATION

                        PAYCHEX, INC. AND SUBSIDIARY

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    THERE WERE NO EXHIBITS APPLICABLE FOR THE THREE MONTH PERIOD ENDED FEBRUARY 28, 1995.



(B) REPORTS ON FORM 8-K:

    THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE THREE MONTH PERIOD ENDED FEBRUARY 28, 1995.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARY






DATE:     MARCH 23, 1995                /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO CHAIRMAN,
                                        PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     MARCH 23, 1995                /s/ G. THOMAS CLARK
                                        -------------------
                                        G. THOMAS CLARK
                                        SECRETARY, TREASURER AND
                                        VICE PRESIDENT OF FINANCE