Form 10-K
period 1995-05-31
PAYCHEX INC
filed 1995-08-18
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [fee required]

For the fiscal year ended May 31, 1995

                             OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [no fee required]

Commission file number 0-11330

                              PAYCHEX, INC.
         (Exact name of registrant as specified in its charter)

     Delaware                                16-1124166
(State or other jurisdiction of      (IRS Employer Identification
incorporation or organization)        Number)

911 Panorama Trail South, Rochester, New York       14625 - 0397
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (716) 385-6666

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on
                                          which registered
                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.01 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .
                                    ------ -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 7/28/95 was $1,410,846,938

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of 7/28/95 was 45,263,498.

Documents Incorporated by Reference
-----------------------------------

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended May 31, 1995 (the "Annual Report") are incorporated herein by reference in response to Part II, Items 5 through 8, inclusive, and certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after May 31, 1995 (the "Proxy Statement") are incorporated herein by reference in response to Part III, Items 10 through 12, inclusive.

                            PAYCHEX, INC.
                       INDEX TO ANNUAL REPORT
                             ON FORM 10-K

PART I                                                          Page

Item 1:         Business                                         3

Item 2:         Properties                                       6

Item 3:         Legal Proceedings                                6

Item 4:         Submission of Matters to a Vote of Security
                  Holders                                        6


PART II

Item 5:         Market for the Registrant's Common Equity
                  and Related Stockholder Matters                6

Item 6:         Selected Financial Data                          6

Item 7:         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                     6

Item 8:         Financial Statements and Supplementary Data      7

Item 9:         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure         7


PART III

Item 10:        Directors and Executive Officers of the
                  Registrant                                     7

Item 11:        Executive Compensation                           7

Item 12:        Security Ownership of Certain Beneficial
                  Owners and Management                          7

Item 13:        Certain Relationships and Related
                  Transactions                                   7


PART IV

Item 14:        Exhibits, Financial Statements and Reports
                  on Form 8-K                                    7

Signatures                                                      10

                            PART I

Item 1.  Business.
         ---------

General

Paychex, Inc. (the "Company" or "Paychex"), a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services.

Principal Products, Services and Markets.
-----------------------------------------

Paychex is primarily engaged in providing computerized payroll accounting services to approximately 208,000 small to medium sized businesses nationwide. Paychex believes that in number of clients it is the second largest payroll accounting service company in the country. The Company prepares and furnishes paychecks, earnings statements and internal accounting records such as journals, summaries and earnings histories. Paychex prepares for its clients all required monthly, quarterly and annual payroll tax returns for federal, state and local governments. The TAXPAY feature is utilized by over 50% of its' clients nationwide.
This service provides automatic payment of payroll taxes and filing of quarterly and annual tax returns. Paychex also provides enhanced payroll services, including an automatic salary deposit service (Direct Deposit) which electronically transmits the net payroll for client's employees to banks throughout the Federal Reserve System. In addition, a digital check signing and inserting service is offered.

Paychex markets its services principally to small and medium sized businesses through its 71 branch operating centers and 23 sales offices located in major metropolitan areas. The Company's market share in branch processing center territories ranges from 1% to approximately 20%. No client accounts for as much as 1% of the Company's revenue.

Clients may discontinue Paychex service at will. Approximately 80% of the businesses which were clients in fiscal year 1993 or 1994 continued to be clients in the succeeding fiscal year. Ownership changes or business failures common to small businesses are the primary causes of client loss.

The Company warrants its services, agreeing to reimburse any client for penalties and interest incurred as a result of a Paychex error. Warranty expense paid in fiscal years 1994 and 1995 was approximately $160,000 and $410,000, respectively.

The Company employs payroll specialists who communicate primarily by telephone with their assigned clients each payroll period to record the hours worked by each employee and any personnel or compensation changes. These specialists are trained by Paychex in all facets of payroll preparation and applicable tax regulations. All information furnished by a client is handled by someone who is "payroll intelligent" and familiar with that client's payroll.

The Paychex payroll system is an on-line, direct entry computer system which enables the payroll specialist to simultaneously enter information from the client over the telephone. Payroll processing is decentralized in each of the Company's branch operating centers while Taxpay and Direct Deposit processing are centralized at the Company's headquarters. Sales offices utilize a nearby Company branch operating center for processing.

During 1993, the Company introduced Paylink, a proprietary software package which enables clients to use their personal computers and modems to transmit their own payroll data into the local Paychex processing center at any time without assistance of a payroll specialist. This product is available in all branch processing centers. Currently over 11,000 clients use this feature.

While payroll is its core business, Paychex also provides human resource products and services through its HRS division.

HRS markets Cafeteria Plan products approved under Section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain fringe benefits with pre-tax dollars, with a resultant reduction of payroll taxes to employers and employees. The Flexible Spending Account Plan allows client employees to pay for health and dependent care expenses with pre-tax dollars. All administration, compliance and coverage tests are provided with these services.

The HRS Division's employee management services and products include customized employee handbooks, management manuals, job descriptions and
personnel forms.   These have been designed to simplify clients' office
processes and enhance their employee benefits programs. Also available is a measurement and evaluation tool to assist clients in the process of hiring, training and developing employees and group insurance products offered in selected geographical areas.

During 1995, the HRS Division introduced a 401(K) Recordkeeping Service to selected markets. This service provides plan design and implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services.

Products and services of the HRS Division are sold through a separate sales organization located in most branch offices. Some of the products and services are available on a nationwide basis through an inside sales group.

Software Maintenance and Product Development.
---------------------------------------------

The ever-changing mandates of Federal, State and local taxing authorities compel the Company to continuously update its proprietary software. The Company is also engaged in developing ongoing enhancements to its software to meet the changing requirements of its clients and the marketplace. However, the Company is not engaged, to any significant extent, in basic software research and development.

Competition.
------------
The payroll accounting services industry is characterized by intense competition. The principal competitive factors are price and service. Paychex believes it has one major competitor that provides computerized payroll accounting services nationwide. Although this competitor has historically concentrated on larger employers, it has for several years marketed directly to the small and medium sized businesses which constitute the Paychex market. In addition, the Company competes with other providers of computerized payroll services, including banks and smaller independent firms.

The Company's principal competition, used by a majority of the businesses in its market, is manual payroll systems sold by numerous vendors. Some companies have in-house computer capability to generate their own payroll documents and reports.

Executive Officers.
-------------------
The information required is set forth in the Company's Proxy Statement and is incorporated herein by reference.

Employees.
----------
Paychex currently employs approximately 3,500 persons, of which 3,300 are full time and 200 are part time.

Trademarks.
-----------
The Company has a number of trademarks registered in the U.S. Patent and Trademark Office including the names PAYCHEX, TAXPAY and PAYLINK. The Company believes these trademarks are of material importance to its business.

Seasonality.
------------
There is no significant seasonality to the Company's business, except that over 30% of new clients added in each of the last two fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are paid in that quarter, resulting in higher selling expenses for the third quarter. These expenses, along with additional labor costs for calendar year-end processing of payroll reports and returns, have traditionally resulted in lower operating profits for the third quarter as compared to other quarters.

Item 2.  Properties.
         -----------
The corporate headquarters, owned by the Company, occupy a 139,000 square foot office complex in a suburb of Rochester, New York. The Company owns and occupies a 62,000 square foot distribution and office facility located within 10 miles of corporate headquarters. The Company also owns a 20,000 square foot office facility in Syracuse, New York. Approximately one-half of this building is occupied by the Syracuse branch office and the remaining space is leased. In June, 1995, the Company acquired a 38,000 square foot building (on leased land) as part of the Company's acquisition of Pay-Fone Systems, Inc., a payroll company located in Van Nuys, California. Pay-Fone Systems, Inc. occupies approximately two-thirds of the building and the remaining space is leased.

The Company leases office space for its branch and sales offices at various locations throughout the country. On average, branch offices contain approximately 9,000 square feet and sales offices approximately 650 square feet.

Item 3.  Legal Proceedings.
         ------------------

There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1995.

                       Part II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
Security Holder Matters.
------------------------

The information required is set forth in the Company's Annual Report under the heading "Common Stock Data" and is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

The information required is set forth in the Company's Annual Report under the heading "Selected Financial Data" and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations.
------------------------------------

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

The financial statements required are identified in Item 14 (a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under the heading "Quarterly Financial Data" and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
Accounting and Financial Disclosure.
------------------------------------

There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant.
          ---------------------------------------------------

The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Proposal 1 - Election of Directors" under the heading "Nominees for Election" and is incorporated herein by reference.

Item 11.  Executive Compensation.
          -----------------------

The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
Management.
-----------

The information required is set forth in the Company's definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

There were no relationships or related transactions required to be reported.

                       Part IV

Item 14.  Exhibits, Financial Statements and Reports on
          ------------------------------------------------------
Form 8-K.
---------

(a)  1.   Financial Statements and Supplementary Data
          -------------------------------------------
     The following financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

     Report of Independent Auditors

     Consolidated Statements of Income - Years ended May 31, 1995, 1994 and 1993

     Consolidated Balance Sheets - May 31, 1995 and 1994

     Consolidated Statements of Stockholders' Equity - Years ended May 31, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows - Years ended May 31, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements

     2.   Exhibits
          --------
(3) (a) Articles of Incorporation, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibits 3.1 through 3.5 and Form 8-K filed with the Commission on October 22, 1986 and Form 10-Q filed with the Commission on January 12, 1989 and Form 10-Q filed with the Commission on January 13, 1993.

(3) (b) By-Laws, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103,
          Exhibit 3.6.

(10)(a) Paychex, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Registration
          Statement on Form S-8, No. 33-17780.

(10)(b) Paychex, Inc. 1992 Stock Incentive Plan incorporated herein by reference to the Company's Registration
          Statement on Form S-8, No. 33-52772.

(10)(c)   Paychex, Inc. Section 401(k) Incentive Retirement
          Plan, incorporated herein by reference to the Company's Registration Statements on Form S-8, No.
          33-19153 and No. 33-52838.

(10) (d)  Paychex, Inc. - Pay-Fone Systems, Inc. 1993, 1990, 1987, 1983,
          1981 Incentive Stock Option Plans and Director Non-Qualified Stock Option Agreements incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-60255.

(13) Portions of the Annual Report to Security Holders for the Fiscal Year ended May 31, 1995. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

(19)      Previously unfiled documents - none.

(21)      Subsidiaries of the registrant.

(23)      Consents of experts and counsel.

(24)      Powers of Attorney for Directors.

Item 14.(b)

          A Form 8-K was filed on March 22, 1995, reporting that Paychex, Inc., Paychex Merger Corp., a wholly-owned subsidiary of Paychex, Inc. and Pay-Fone Systems, Inc. (Pay-Fone) a California corporation, entered into an Agreement and Plan of Merger whereby Pay-Fone will merge with Paychex, Inc. in a transaction involving Paychex, Inc. common stock valued at approximately $10,475,000.

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PAYCHEX, INC.

   Dated:  August 18, 1995  By:     /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman,
                                    Chief Executive Officer and
                                    Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated:  August 18, 1995  By:      /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman,
                                    Chief Executive Officer and
                                    Director

  Dated:  August 18, 1995 By:       /s/ G. Thomas Clark
                                    -------------------------------
                                    G. Thomas Clark, Vice President
                                    Finance, Secretary Treasurer and
                                    Director

  Dated:  August 18, 1995 By:       /s/ Donald W. Brinckman*
                                    -------------------------------
                                    Donald W. Brinckman, Director

  Dated:  August 18, 1995 By:       /s/ Phillip Horsley*
                                    -------------------------------
                                    Phillip Horsley, Director

  Dated:  August 18, 1995 By:       /s/ Grant M. Inman*
                                    -------------------------------
                                    Grant M. Inman, Director

  Dated:  August 18, 1995 By:       /s/ Harry P. Messina, Jr.*
                                    -------------------------------
                                    Harry P. Messina, Jr., Director

  Dated:  August 18, 1995 By:       /s/ J. Robert Sebo*
                                    -------------------------------
                                    J. Robert Sebo, Director

                             *By:   /s/ B. Thomas Golisano
                                    -------------------------------
                                    B. Thomas Golisano, as Attorney-in-Fact