Form 10-Q
period 1995-08-31
PAYCHEX INC
filed 1995-10-13
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1995
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended August 31, 1995 Commission file number 0-11330
                  ---------------                        -------
                               PAYCHEX, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
     --------------------------             ----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


    911 PANORAMA TRAIL SOUTH,   ROCHESTER,  NEW YORK  14625-0397
----------------------------------------------------------------------
  (Address of principal executive offices)        (Zip Code)


(Registrant's telephone number, including area code) (716)385-6666
                                                      ------------
----------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                         changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  x   . NO      .
                                                   -----      -----

           CLASS                     OUTSTANDING AT AUGUST 31,1995
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (45,380,862 Shares)

                       PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - AUGUST 31, 1995 AND
     MAY 31, 1995                                                     3-4

     CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
     ENDED AUGUST 31, 1995 AND AUGUST 31, 1994                          5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
     ENDED AUGUST 31, 1995 AND AUGUST 31, 1994                          6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     AUGUST 31, 1995                                                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-9


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                             11
----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                AUGUST 31,      MAY 31,
                                                   1995          1995
                                               -----------      -------
ASSETS                                         (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $ 11,451       $   12,942
     INVESTMENTS                                 82,136           70,753
     INTEREST RECEIVABLE                          6,219            6,699
     TRADE ACCOUNTS RECEIVABLE                   33,744           30,772
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                             2,734            1,743
     DEFERRED INCOME TAXES                          911            1,310
                                               --------        ---------
          TOTAL CURRENT ASSETS                  137,195          124,219


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                        2,787            2,779
     BUILDINGS                                   24,346           21,304
     DATA PROCESSING EQUIPMENT                   38,308           33,980
     FURNITURE, FIXTURES AND EQUIPMENT           32,374           29,135
     LEASEHOLD IMPROVEMENTS                       1,777            1,528
                                               --------        ---------
                                                 99,592           88,726

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                          51,843           45,019
                                               --------        ---------
          NET PROPERTY AND EQUIPMENT             47,749           43,707

OTHER ASSETS                                      1,086              511
                                               --------        ---------
          TOTAL ASSETS                         $186,030       $  168,437
                                               ========       ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                                             AUGUST 31,        MAY 31,
                                                1995            1995
                                             ----------       ---------
                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY              (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                 $    3,413       $     3,519
     ACCRUED COMPENSATION AND
       RELATED ITEMS                            12,025            13,162
     ACCRUED INCOME TAXES                        4,995               682
     OTHER ACCRUED EXPENSES                      6,676             6,116
     DEFERRED REVENUE                            2,334             2,977
     CURRENT PORTION OF LONG-TERM DEBT             728               205
                                            ----------        ----------
       TOTAL CURRENT LIABILITIES                30,171            26,661

OTHER LIABILITIES
     LONG-TERM DEBT                                 -0-              523
     UNAMORTIZED LEASE INCENTIVES                  501               557
     DEFERRED INCOME TAXES                         616               764
                                            ----------        ----------
       TOTAL LIABILITIES                        31,288            28,505

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 50,000,000 SHARES:
       ISSUED 45,380,862 AT AUGUST
       31, 1995 AND 45,031,716 AT
       MAY 31, 1995                                454               450
     ADDITIONAL CAPITAL                         21,009            17,727
     RETAINED EARNINGS                         133,279           121,755
                                             ---------        ----------
                                               154,742           139,932
                                             ---------        ----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                $186,030        $  168,437
                                            ==========        ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PAYCHEX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                THREE MONTHS ENDED
                                  AUGUST 31,
                              ---------------------
                              1995          1994
                              ----          ----
                   (in thousands, except per share amounts)

REVENUE                      $76,173        $62,923
OPERATING COSTS               22,384         17,650
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     38,030         32,371
                             -------        -------
    OPERATING INCOME          15,759         12,902

OTHER INCOME (EXPENSE)
  INVESTMENT INCOME            1,356            706
  INTEREST EXPENSE               (24)           (41)
                             -------        -------
    INCOME BEFORE INCOME
      TAXES                   17,091         13,567

INCOME TAXES                   4,888          4,016
                             -------        -------

    NET INCOME               $12,203        $ 9,551
                             =======        =======

    NET INCOME PER SHARE     $   .27        $   .21
                             =======        =======

    CASH DIVIDENDS PER
      SHARE                  $   .06        $   .04
                             =======        =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 45,379         44,867
                             =======        =======


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       THREE MONTHS ENDED AUGUST 31,
                                                       -----------------------------
                                                            1995           1994
                                                            ----           ----
                                                                (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                           $12,203         $   9,551
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                        3,527             2,550
     PROVISION FOR DEFERRED INCOME TAXES                    161               185
     PROVISION FOR BAD DEBTS                                316               282
     NET REALIZED GAIN ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                       (251)              (18)
     CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                        (2,795)           (5,255)
        INTEREST RECEIVABLE                                 480               967
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                                   (752)              318
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                             3,424             7,732
        DEFERRED REVENUE                                   (643)             (846)
     CHANGE IN UNAMORTIZED LEASE INCENTIVES                 (88)             (130)
                                                        --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 15,582           15,336

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                              (30,775)         (17,754)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                               18,457            2,771
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                                2,250              500
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF NORMAL DISPOSALS                           (4,907)          (2,593)
     NET CHANGE IN OTHER ASSETS                             (521)            (267)
                                                        --------         --------
     NET CASH USED IN INVESTING ACTIVITIES               (15,496)         (17,343)

FINANCING ACTIVITIES
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                                      334              69
     DIVIDENDS PAID                                        (2,716)         (1,794)
                                                        ---------         -------
     NET CASH USED IN FINANCING ACTIVITIES                 (2,382)         (1,725)
                                                        ---------         -------
    (DECREASE) IN CASH
        AND CASH EQUIVALENTS                               (2,296)         (3,732)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      12,942          14,605

CASH OBTAINED FROM PAY-FONE MERGER                            805             -0-
                                                       ----------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $   11,451        $ 10,873
                                                       ==========        ========

                      SEE NOTES TO FINANCIAL STATEMENTS

                         PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               AUGUST 31, 1995

A) THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PAYCHEX, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE ACCOMPANYING FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO FINANCIAL STATEMENTS PRESENTED IN THE COMPANY'S FORM 10-K AND ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1995.

B) DURING THE THREE-MONTH PERIOD ENDING AUGUST 31, 1995, 28,897 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

C) ON MARCH 20, 1995, THE COMPANY AND PAY-FONE SYSTEMS, INC. AGREED IN PRINCIPLE THAT ALL OF THE OUTSTANDING COMMON STOCK OF PAY-FONE SYSTEMS, INC., WOULD BE ACQUIRED BY THE COMPANY IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. UPON CONSUMMATION OF THE MERGER ON JUNE 15, 1995, THE STOCKHOLDERS OF PAY-FONE SYSTEMS, INC. RECEIVED APPROMATELY 332,000 SHARES OF PAYCHEX COMMON STOCK. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

D) ON SEPTEMBER 29, 1995, PAYCHEX ACQUIRED THE PAYROLL COMPANY, INC. IN A BUSINESS COMBINATION ACCOUNTED FOR AS A PURCHASE. THE PURCHASE WILL NOT HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS.

E) CERTAIN AMOUNTS FROM THE PRIOR YEAR ARE RECLASSIFIED TO CONFORM TO FISCAL 1996 PRESENTATIONS.

                        PAYCHEX, INC. AND SUBSIDIARIES

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THE FOLLOWING IS MANAGEMENT'S DISCUSSION OF CERTAIN SIGNIFICANT CHANGES IN THE RESULTS OF OPERATIONS DURING THE PERIODS INCLUDED IN THE ACCOMPANYING FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS
---------------------

REVENUE FOR THE FIRST QUARTER ENDED AUGUST 31, 1995 ROSE 21% TO A RECORD $76,173,000 FROM $62,923,000 A YEAR AGO. THIS INCREASE RESULTED FROM GROWTH OF CLIENTS UTILIZING THE BASIC PAYROLL SERVICE, THE TAXPAY TAX FILING AND PAYMENT SERVICE AND FROM INCREASED SALES OF OTHER ADD-ON PAYROLL SERVICES. REVENUE GAINS WERE ALSO ACHIEVED IN THE HUMAN RESOURCE SERVICES DIVISION. THE COMPANY EXPECTS CONTINUED EXPANSION OF ITS CLIENT BASE FOR ALL PRODUCTS AND SERVICES THROUGHOUT THE YEAR.

OPERATING COSTS WERE 29% OF REVENUE IN THE FIRST QUARTER, UP MODESTLY FROM 28% IN THE FIRST QUARTER OF LAST YEAR. FULL YEAR OPERATING COSTS, AS A
PERCENTAGE OF REVENUE, ARE EXPECTED TO CONTINUE TO REMAIN RELATIVELY CONSISTENT WITH FISCAL 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WERE 50% OF REVENUE FOR THE CURRENT QUARTER AS COMPARED TO 51% FOR THE SAME PERIOD LAST YEAR. AS A PERCENTAGE OF REVENUE, EXPENDITURES FOR ADMINISTRATIVE WAGES WERE LOWER THAN LAST YEAR. FURTHERMORE, NON-RECURRING MERGER COSTS INCURRED FOR THE PAY-FONE SYSTEMS, INC. MERGER WERE FULLY ABSORBED IN THE FIRST QUARTER. THE COMPANY EXPECTS SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AS A PERCENTAGE OF REVENUE, TO BE SLIGHTLY LOWER THAN LAST YEAR.

THE EFFECTIVE TAX RATE FOR THE CURRENT QUARTER WAS 28.6%, DOWN FROM 29.6% FOR THE SAME PERIOD LAST YEAR. THE LOWER RATE WAS GENERALLY DUE TO THE INCREASE OF TAX-EXEMPT INTEREST INCOME AS A PERCENTAGE OF PRE-TAX INCOME. IT IS ANTICIPATED THAT THE EFFECTIVE TAX RATE FOR THE CURRENT FISCAL YEAR WILL BE CONSISTENT WITH LAST YEAR'S RATE.

ON JUNE 15, 1995, THE STOCKHOLDERS OF PAY-FONE SYSTEMS, INC. RECEIVED APPROXIMATELY 332,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

ON SEPTEMBER 29, 1995, THE COMPANY ACQUIRED THE PAYROLL COMPANY, INC. IN A BUSINESS COMBINATION WAS ACCOUNTED FOR AS A PURCHASE. THE ACQUISITION WILL NOT HAVE A SIGNIFICANT IMPACT ON PAYCHEX' FINANCIAL POSITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES TOTALED $15,582,000 AND $15,336,000 FOR THE FIRST QUARTER OF 1996 AND 1995, RESPECTIVELY. NET INCOME FOR THE CURRENT QUARTER CONTRIBUTED A RECORD $12,203,000 TO CASH FROM OPERATIONS, UP 28% OVER NET INCOME OF $9,551,000 FOR THE FIRST QUARTER LAST YEAR.

INVESTMENT PURCHASES AND SALES INCREASED IN THE CURRENT PERIOD WHEN COMPARED TO THE SAME PERIOD LAST YEAR RESULTING FROM GROWTH IN THE COMPANY'S INVESTMENT PORTFOLIO.

CAPITAL EXPENDITURES FOR THE FIRST QUARTER TOTALED $4,939,000. CAPITAL EXPENDITURES FOR THE REMAINDER OF THE YEAR ARE ESTIMATED AT $14,000,000 TO $17,000,000.

PROJECTED CASH FLOWS ARE EXPECTED TO BE ADEQUATE TO SUPPORT NORMAL BUSINESS OPERATIONS, PLANNED CAPITAL EXPENDITURES AND DIVIDEND PAYMENTS. FURTHERMORE, THE COMPANY HAS $200,000,000 OF UNSECURED BANK LINES OF CREDIT AVAILABLE FOR ITS USE. AS OF AUGUST 31, 1995, THERE WERE NO OUTSTANDING BORROWINGS UNDER THESE LINES OF CREDIT.

                         PART II.  OTHER INFORMATION

                        PAYCHEX, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    THERE WERE NO EXHIBITS APPLICABLE FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 1995.



(B) REPORTS ON FORM 8-K:

       A FORM 8-K WAS FILED ON AUGUST 25, 1995 ANNOUNCING THE CONSOLIDATED FINANCIAL RESULTS OF PAYCHEX, INC. AND PAY-FONE SYSTEMS, INC. FOR THE TWO MONTH PERIOD ENDED JULY 31, 1995.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     OCTOBER 13, 1995              /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     OCTOBER 13, 1995              /s/ G. THOMAS CLARK
                                        -------------------
                                        G. THOMAS CLARK
                                        SECRETARY, TREASURER AND
                                        SENIOR VICE PRESIDENT OF FINANCE