Form 10-Q
period 1995-11-30
PAYCHEX INC
filed 1996-01-10
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 30, 1995
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended November 30, 1995 Commission file number 0-11330
                  -----------------                        -------
                               PAYCHEX, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
     --------------------------             ----------------------
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
                                                   -----      -----

           CLASS                     OUTSTANDING AT November 30,1995
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (45,583,512 Shares)

                       PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - NOVEMBER 30, 1995 AND
     MAY 31, 1995                                                     3-4

     CONSOLIDATED STATEMENTS OF INCOME - THREE AND SIX
     MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
     ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1994                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     NOVEMBER 30, 1995                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-9


PART II. OTHER INFORMATION
--------------------------
ITEM 4.. SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                              10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                             11
----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               NOVEMBER 30,     MAY 31,
                                                   1995          1995
                                               -----------      -------
ASSETS                                         (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $  8,907       $   12,942
     INVESTMENTS                                 85,736           70,753
     INTEREST RECEIVABLE                          7,201            6,699
     TRADE ACCOUNTS RECEIVABLE                   37,629           30,772
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                             2,599            1,743
     DEFERRED INCOME TAXES                          -0-            1,310
                                               --------        ---------
          TOTAL CURRENT ASSETS                  142,072          124,219


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                        2,787            2,779
     BUILDINGS                                   24,423           21,304
     DATA PROCESSING EQUIPMENT                   40,955           33,980
     FURNITURE, FIXTURES AND EQUIPMENT           35,445           29,135
     LEASEHOLD IMPROVEMENTS                       2,306            1,528
                                               --------        ---------
                                                105,916           88,726

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                          54,990           45,019
                                               --------        ---------
          NET PROPERTY AND EQUIPMENT             50,926           43,707

OTHER ASSETS                                      5,376              511
                                               --------        ---------
          TOTAL ASSETS                         $198,374       $  168,437
                                               ========       ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                                             NOVEMBER 30,       MAY 31,
                                                1995             1995
                                             -----------       ---------
                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY               (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                 $    5,608       $     3,519
     ACCRUED COMPENSATION AND
       RELATED ITEMS                            13,311            13,162
     ACCRUED INCOME TAXES                          959               682
     OTHER ACCRUED EXPENSES                      6,558             6,116
     DEFERRED REVENUE                            3,126             2,977
     CURRENT PORTION OF LONG-TERM DEBT             -0-               205
                                            ----------        ----------
       TOTAL CURRENT LIABILITIES                29,562            26,661

OTHER LIABILITIES
     LONG-TERM DEBT                                -0-               523
     UNAMORTIZED LEASE INCENTIVES                  433               557
     DEFERRED INCOME TAXES                         391               764
                                            ----------        ----------
       TOTAL LIABILITIES                        30,386            28,505

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 150,000,000 SHARES:
       ISSUED 45,583,512 AT NOVEMBER
       30, 1995 AND 45,031,716 AT
       MAY 31, 1995                                456               450
     ADDITIONAL CAPITAL                         25,610            17,727
     RETAINED EARNINGS                         141,922           121,755
                                             ---------        ----------
                                               167,988           139,932
                                             ---------        ----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  198,374        $  168,437
                                            ==========        ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PAYCHEX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                    NOVEMBER 30,                        NOVEMBER 30,
                              ---------------------                --------------------
                              1995             1994                1995            1994
                              ----             ----                ----            ----
                                     (in thousands, except per share amounts)

REVENUE                      $78,232        $63,766                $154,405        $126,689
OPERATING COSTS               23,793         18,399                  46,177          36,049
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     37,962         32,443                  75,992          64,814
                             -------        -------                --------        --------
    OPERATING INCOME          16,477         12,924                  32,236          25,826

OTHER INCOME (EXPENSE)
  INVESTMENT INCOME            1,391            788                   2,747           1,494
  INTEREST EXPENSE               (17)           (22)                    (41)            (63)
                             -------        -------                --------        --------
    INCOME BEFORE INCOME
      TAXES                   17,851         13,690                  34,942          27,257

INCOME TAXES                   5,070          4,052                   9,958           8,068
                             -------        -------                --------        --------

    NET INCOME               $12,781        $ 9,638                $ 24,984        $ 19,189
                             =======        =======                ========        ========

    NET INCOME PER SHARE     $   .28        $   .22                $    .55        $    .43
                             =======        =======                ========        ========

    CASH DIVIDENDS PER
      SHARE                  $   .09        $   .06                $    .15        $    .10
                             =======        =======                ========        ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 45,513         44,883                  45,454          44,875
                             =======        =======                ========        ========

NOTE:   PER SHARE AMOUNTS AND AVERAGE SHARES OUTSTANDING HAVE BEEN ADJUSTED FOR A
        THREE-FOR-TWO STOCK SPLIT EFFECTIVE MAY, 1995.

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       SIX MONTHS ENDED NOVEMBER 30,
                                                       -----------------------------
                                                            1995           1994
                                                            ----           ----
                                                                (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                           $  24,984       $  19,189
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                          7,149           5,321
     PROVISION FOR DEFERRED INCOME TAXES                    1,354           1,251
     PROVISION FOR BAD DEBTS                                  340             553
     NET REALIZED GAIN ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                         (377)            (18)
     CHANGES IN OPERATING ASSETS AND
        LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                          (6,452)         (8,203)
        INTEREST RECEIVABLE                                  (502)           (507)
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                                     (577)            332
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                               1,701           5,166
        DEFERRED REVENUE                                      149            (250)
     CHANGE IN UNAMORTIZED LEASE INCENTIVES                  (154)           (228)
                                                        ---------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  27,615          22,606

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                               (55,313)        (18,647)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                                38,320           3,021
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                                 3,387             500
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF NORMAL DISPOSALS                           (11,501)         (5,733)
     NET CHANGE IN OTHER ASSETS                              (897)            (25)
                                                        ----------       --------
     NET CASH USED IN INVESTING ACTIVITIES                (26,004)        (20,884)

FINANCING ACTIVITIES
        PAYMENTS ON LONG-TERM DEBT                           (728)            -0-
        PROCEEDS AND TAX BENEFIT FROM EXERCISE
           OF STOCK OPTIONS                                 1,084             193
     DIVIDENDS PAID                                        (6,814)         (4,487)
                                                       -----------        --------
     NET CASH USED IN FINANCING ACTIVITIES                 (6,458)         (4,294)
                                                       -----------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                      (4,847)         (2,572)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      12,942          14,605

CASH OBTAINED FROM PAY-FONE AND THE PAYROLL
COMPANY MERGERS                                               812             -0-
                                                       ----------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $    8,907        $ 12,033
                                                       ==========        ========

                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               NOVEMBER 30, 1995

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

B) DURING THE SIX-MONTH PERIOD ENDING NOVEMBER 30, 1995, 113,938 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

C) ON JUNE 15, 1995, PAYCHEX ACQUIRED PAY-FONE SYSTEMS, INC. FOR APPROXIMATELY 332,000 SHARES OF PAYCHEX STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR
       TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

D) ON SEPTEMBER 29, 1995, PAYCHEX ACQUIRED THE PAYROLL COMPANY, INC. FOR APPROXIMATELY 116,000 SHARES OF COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A PURCHASE. THE PURCHASE DID NOT HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S SECOND QUARTER FINANCIAL POSITION AND RESULTS OF OPERATIONS.

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

       RESULTS OF OPERATIONS

       REVENUE FOR THE SECOND QUARTER AND SIX MONTHS ENDED NOVEMBER 30, 1995 ROSE BY 23% TO $78,232,000 AND 22% TO $154,405,000 RESPECTIVELY, WHEN
       COMPARED TO THE SAME PERIODS LAST YEAR. THESE FAVORABLE REVENUE INCREASES WERE THE RESULT OF CONTINUED GROWTH OF CLIENTS UTILIZING THE BASIC PAYROLL SERVICE, AND THE TAXPAY AND DIRECT DEPOSIT FEATURES. INCREASED SALES OF THE PRODUCTS OFFERED BY THE HUMAN RESOURCE SERVICES DIVISION ALSO CONTRIBUTED TO THESE RECORD REVENUE AMOUNTS. CONTINUED REVENUE GROWTH IS EXPECTED THROUGHOUT THE YEAR.

       OPERATING COSTS WERE 30% OF REVENUE FOR THE CURRENT THREE AND SIX MONTH PERIODS, UP MODESTLY FROM 29% AND 28% FOR THE RESPECTIVE PRIOR YEAR PERIODS. FULL YEAR OPERATING COSTS, AS A PERCENTAGE OF REVENUE, ARE EXPECTED TO REMAIN RELATIVELY CONSISTENT WITH FISCAL 1995.

       SELLING, GENERAL AND ADMINISTRATING EXPENSES WERE 49% OF REVENUE FOR THE THREE AND SIX MONTH PERIODS OF THE CURRENT YEAR, DOWN FROM 51% OF REVENUE FOR BOTH PRIOR YEAR PERIODS. FOR THE FULL YEAR, THE COMPANY EXPECTS SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AS A PERCENTAGE OF REVENUE, TO BE SLIGHTLY LOWER THAN LAST YEAR.

       THE EFFECTIVE TAX RATES FOR THE CURRENT QUARTER AND SIX MONTH PERIODS WERE 28.4% AND 28.5%, RESPECTIVELY, DOWN FROM 29.6% FOR BOTH PERIODS LAST YEAR. THE LOWER CURRENT YEAR RATES WERE GENERALLY DUE TO THE INCREASE OF TAX-EXEMPT INTEREST INCOME AS A PERCENTAGE OF PRE-TAX INCOME. IT IS ANTICIPATED THAT THE EFFECTIVE TAX RATE FOR THE CURRENT FISCAL YEAR WILL BE CONSISTENT WITH LAST YEAR'S RATE.

       ON JUNE 15, 1995, THE STOCKHOLDERS OF PAY-FONE SYSTEMS, INC. RECEIVED APPROXIMATELY 332,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

       ON SEPTEMBER 29, 1995, THE COMPANY ACQUIRED THE PAYROLL COMPANY, INC. FOR APPROXIMATELY 116,000 SHARES OF COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A PURCHASE. THE ACQUISITION DID NOT HAVE A SIGNIFICANT IMPACT ON PAYCHEX' SECOND QUARTER FINANCIAL POSITION AND RESULTS OF OPERATIONS.

       LIQUIDITY AND CAPITAL RESOURCES

       NET CASH PROVIDED BY OPERATING ACTIVITIES TOTALED $27,615,000 FOR THE SIX MONTHS ENDED NOVEMBER 30, 1995, UP FROM $22,606,000 FOR THE SAME PERIOD LAST YEAR. THIS GAIN WAS PRIMARILY ATTRIBUTED TO RECORD YEAR-TO-DATE NET INCOME WHICH REACHED $24,984,000, A 30% INCREASE OVER NET INCOME OF $19,189,000 FOR THE SAME PERIOD LAST YEAR.

       INVESTMENT PURCHASES AND SALES INCREASED IN THE FIRST SIX MONTHS OF THE CURRENT YEAR WHEN COMPARED TO THE SAME PERIOD LAST YEAR DUE TO INCREASED INVESTMENT ACTIVITY.

       THE COMPANY INCREASED ITS QUARTERLY CASH DIVIDEND PAYMENT FROM $.06 PER SHARE TO $.09 PER SHARE DURING THE CURRENT QUARTER.

       CAPITAL EXPENDITURES FOR THE SIX-MONTH PERIOD WERE $11,546,000 AND ARE EXPECTED TO RANGE BETWEEN $8,000,000 AND $9,000,000 FOR THE REMAINDER OF THE YEAR.

       PROJECTED CASH FLOWS ARE EXPECTED TO BE ADEQUATE TO SUPPORT NORMAL BUSINESS OPERATIONS, PLANNED CAPITAL EXPENDITURES AND DIVIDEND PAYMENTS. FURTHERMORE, THE COMPANY HAS $210,000,000 OF UNSECURED BANK LINES OF CREDIT AVAILABLE FOR ITS USE. AS OF NOVEMBER 30, 1995, THERE WERE NO OUTSTANDING BORROWINGS UNDER THESE LINES OF CREDIT.

                         PART II.  OTHER INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A. AT THE COMPANY'S ANNUAL MEETING OF STOCKHOLDERS HELD ON OCTOBER 5, 1995, THE FOLLOWING PERSONS WERE ELECTED TO THE BOARD OF
         DIRECTORS:

                                B. THOMAS GOLISANO
                                G. THOMAS CLARK
                                DONALD W. BRINCKMAN
                                STEVEN D. BROOKS
                                PHILLIP HORSLEY
                                GRANT M. INMAN
                                HARRY P. MESSINA, JR.
                                J. ROBERT SEBO

     B. THE FOLLOWING PROPOSALS WERE APPROVED AT THE COMPANY'S ANNUAL
        MEETING:

                                AFFIRMATIVE     NEGATIVE        ABSTAINED
                                   VOTES          VOTES           VOTES
                                -----------     --------        ---------
1.  TO AMEND THE COMPANY'S
    CERTIFICATE OF INCORPORATION
    INCREASING THE AUTHORIZED
    SHARES FROM 50,000,000 TO
    150,000,000                  33,273,628       5,684,100         141,531

2.  TO ADOPT THE PAYCHEX, INC.
    1995 STOCK INCENTIVE PLAN,
    AUTHORIZING THE GRANTING OF
    OPTIONS TO PURCHASE UP TO
    1,250,000 SHARES OF THE
    COMPANY'S COMMON STOCK        38,072,828        843,815         182,615


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS
         --------
         (3)(i)  CERTIFICATE OF AMENDMENT OF CERTIFICATE OF INCORPORATION
                 FILED WITH THE DELAWARE SECRETARY OF STATE ON OCTOBER 5, 1995.

     B.  REPORTS ON FORM 8-K
         -------------------
         THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1995.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     JANUARY 10, 1996              /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     JANUARY 10, 1996              /s/ G. THOMAS CLARK
                                        -------------------
                                        G. THOMAS CLARK
                                        SECRETARY, TREASURER AND
                                        SENIOR VICE PRESIDENT OF FINANCE