Form 10-Q
period 1996-02-29
PAYCHEX INC
filed 1996-04-11
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 29, 1996
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended February 29, 1996 Commission file number 0-11330
                  -----------------                        -------
                               PAYCHEX, INC.
- ---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
     --------------------------             ----------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  x     NO
                                                   -----      -----

           CLASS                     OUTSTANDING AT FEBRUARY 29, 1996
- ------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (45,686,814 Shares)

                       PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
- ------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - FEBRUARY 29, 1996 AND
     MAY 31, 1995                                                     3-4

     CONSOLIDATED STATEMENTS OF INCOME - THREE AND NINE
     MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
     ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-
     FEBRUARY 29, 1996                                                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-9


PART II. OTHER INFORMATION
- --------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              10

SIGNATURES                                                             11
- ----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               FEBRUARY 29,     MAY 31,
                                                   1996          1995
                                               -----------      -------
ASSETS                                         (UNAUDITED)
                                                     (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $  21,497       $   12,942
     INVESTMENTS                                  96,400           70,753
     INTEREST RECEIVABLE                           6,419            6,699
     TRADE ACCOUNTS RECEIVABLE                    31,733           30,772
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                              2,703            1,743
     DEFERRED INCOME TAXES                         2,232            1,310
                                               ---------        ---------
          TOTAL CURRENT ASSETS                   160,984          124,219


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                         2,787            2,779
     BUILDINGS                                    23,988           21,304
     DATA PROCESSING EQUIPMENT                    42,115           33,980
     FURNITURE, FIXTURES AND EQUIPMENT            36,715           29,135
     LEASEHOLD IMPROVEMENTS                        2,437            1,528
                                               ---------        ---------
                                                 108,042           88,726

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                           57,857           45,019
                                               ---------        ---------
          NET PROPERTY AND EQUIPMENT              50,185           43,707

OTHER ASSETS                                       4,897              511
                                               ---------        ---------
          TOTAL ASSETS                         $ 216,066       $  168,437
                                               =========       ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                                             FEBRUARY 29,       MAY 31,
                                                1996             1995
                                             -----------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY         (UNAUDITED)
                                                   (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                 $    4,871       $     3,519
     ACCRUED COMPENSATION AND
       RELATED ITEMS                            16,580            13,162
     ACCRUED INCOME TAXES                        4,160               682
     OTHER ACCRUED EXPENSES                      6,565             6,116
     DEFERRED REVENUE                            5,346             2,977
     CURRENT PORTION OF LONG-TERM DEBT             -0-               205
                                            ----------        ----------
       TOTAL CURRENT LIABILITIES                37,522            26,661

OTHER LIABILITIES
     LONG-TERM DEBT                                -0-               523
     UNAMORTIZED LEASE INCENTIVES                  595               557
     DEFERRED INCOME TAXES                         217               764
                                            ----------        ----------
       TOTAL LIABILITIES                        38,334            28,505

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 150,000,000 SHARES:
       ISSUED 45,686,814 AT FEBRUARY
       29, 1996 AND 45,031,716 AT
       MAY 31, 1995                                457               450
     ADDITIONAL CAPITAL                         26,497            17,727
     RETAINED EARNINGS                         150,778           121,755
                                             ---------        ----------
                                               177,732           139,932
                                             ---------        ----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY              $  216,066        $  168,437
                                            ==========        ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                         PAYCHEX, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                ------------------                   -----------------
                          FEB 29, 1996     FEB 28, 1995          FEB 29, 1996   FEB 28, 1995
                          ------------     ------------          ------------   ------------
                                     (in thousands, except per share amounts)

REVENUE                      $84,941        $68,638                $239,346        $195,327
OPERATING COSTS               25,756         21,309                  71,933          57,358
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     42,937         35,350                 118,929         100,164
                             -------        -------                --------        --------
    OPERATING INCOME          16,248         11,979                  48,484          37,805

OTHER INCOME (EXPENSE)
  INVESTMENT INCOME            1,421          1,006                   4,168           2,500
  INTEREST EXPENSE               (27)          (105)                    (68)           (168)
                             -------        -------                --------        --------
    INCOME BEFORE INCOME
      TAXES                   17,642         12,880                  52,584          40,137

INCOME TAXES                   4,766          3,532                  14,724          11,600
                             -------        -------                --------        --------

    NET INCOME               $12,876        $ 9,348                $ 37,860        $ 28,537
                             =======        =======                ========        ========

    NET INCOME PER SHARE     $   .28        $   .21                $    .83        $    .64
                             =======        =======                ========        ========

    CASH DIVIDENDS PER
      SHARE                  $   .09        $   .06                $    .24        $    .16
                             =======        =======                ========        ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 45,640         44,940                  45,514          44,899
                             =======        =======                ========        ========

NOTE:   PER SHARE AMOUNTS AND AVERAGE SHARES OUTSTANDING HAVE BEEN ADJUSTED FOR A
        THREE-FOR-TWO STOCK SPLIT EFFECTIVE MAY, 1995.

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                          ----------------------
                                                          FEB 29,        FEB 28,
                                                            1996           1995
                                                          -------        -------
                                                                (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                           $  37,860       $  28,537
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                         10,469           8,041
     PROVISION FOR DEFERRED INCOME TAXES                   (1,438)           (652)
     PROVISION FOR BAD DEBTS                                  657             818
     NET REALIZED GAIN ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                         (616)            (45)
     CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                            (872)         (4,664)
        INTEREST RECEIVABLE                                   280             393
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                                     (681)            628
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                               7,845           6,139
        DEFERRED REVENUE                                    2,369             650
     CHANGE IN UNAMORTIZED LEASE INCENTIVES                   (74)           (334)
                                                        ---------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  55,799          39,511

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                               (99,371)        (26,351)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                                71,711          14,035
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                                 3,787           1,000
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF NORMAL DISPOSALS                           (13,907)         (9,199)
     NET CHANGE IN OTHER ASSETS                              (591)            (98)
                                                        ----------       --------
     NET CASH USED IN INVESTING ACTIVITIES                (38,371)        (20,613)

FINANCING ACTIVITIES
     PAYMENTS ON LONG-TERM DEBT                              (728)            -0-
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                                    1,973           1,645
     DIVIDENDS PAID                                       (10,930)         (7,187)
                                                      -----------        --------
     NET CASH USED IN FINANCING ACTIVITIES                 (9,685)         (5,542)
                                                      -----------        --------
INCREASE IN CASH AND CASH EQUIVALENTS                       7,743          13,356

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             12,942          14,605


CASH OBTAINED FROM PAY-FONE AND THE PAYROLL
COMPANY MERGERS                                               812             -0-
                                                       ----------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $   21,497        $ 27,961
                                                       ==========        ========

                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               FEBRUARY 29, 1996

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

B) DURING THE NINE-MONTH PERIOD ENDING FEBRUARY 29, 1996, 216,351 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

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

       RESULTS OF OPERATIONS
       ---------------------
       REVENUE FOR THE THIRD QUARTER AND NINE MONTHS ENDED FEBRUARY 29, 1996 ROSE 24% TO $84,941,000 AND 23% TO $239,346,000, RESPECTIVELY, WHEN
       COMPARED TO THE SAME PERIODS LAST YEAR. THESE GAINS RESULTED FROM THE CONTINUED EXPANSION OF THE PAYROLL CLIENT BASE. GROWTH IN THE KEY ADD-ON SERVICES OF TAXPAY AND DIRECT DEPOSIT, AND THE RESULTANT INCREASE OF FEE AND INVESTMENT REVENUE, ALSO CONTRIBUTED TO REVENUE GROWTH. THE COMPANY EXPECTS CONTINUED REVENUE INCREASES THROUGHOUT THE REMAINDER OF THE YEAR.

       OPERATING COSTS WERE 30% OF REVENUE FOR THE CURRENT THREE AND NINE MONTH PERIODS AS COMPARED TO 31% AND 29% FOR THE RESPECTIVE PRIOR YEAR PERIODS. THE COMPANY BENEFITED FROM MORE COST EFFECTIVE CALENDAR YEAR-END PROCESSING. FULL YEAR OPERATING COSTS, AS A PERCENTAGE OF REVENUE, ARE EXPECTED TO BE SLIGHTLY HIGHER THAN FISCAL 1995.

       SELLING, GENERAL AND ADMINISTRATING EXPENSES WERE 51% AND 50% OF REVENUE FOR THE RESPECTIVE THREE AND NINE-MONTH PERIODS OF THE CURRENT YEAR, WHICH WERE SLIGHTLY BELOW COMPARATIVE PRIOR YEAR PERIODS.

       THE EFFECTIVE TAX RATES FOR THE CURRENT QUARTER AND NINE MONTHS ENDED FEBRUARY 29, 1996 WERE 27.0% AND 28.0%, RESPECTIVELY, AS COMPARED TO 27.4% AND 28.9% FOR THE SAME PERIODS LAST YEAR. THE LOWER CURRENT YEAR RATES WERE GENERALLY DUE TO THE INCREASE OF TAX-EXEMPT INTEREST INCOME AS A PERCENTAGE OF PRE-TAX INCOME. IT IS ANTICIPATED THAT THE EFFECTIVE TAX RATE FOR THE CURRENT FISCAL YEAR WILL BE SLIGHTLY LOWER THAN LAST YEAR'S RATE.

       ON JUNE 15, 1995, THE STOCKHOLDERS OF PAY-FONE SYSTEMS, INC. RECEIVED APPROXIMATELY 332,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

       ON SEPTEMBER 29, 1995, THE COMPANY ACQUIRED THE PAYROLL COMPANY, INC. FOR APPROXIMATELY 116,000 SHARES OF COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A PURCHASE. THE ACQUISITION DID NOT HAVE A SIGNIFICANT IMPACT ON PAYCHEX' FINANCIAL POSITION AND RESULTS OF OPERATIONS.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES TOTALED $55,799,000 FOR THE NINE MONTHS ENDED FEBRUARY 29, 1996, UP FROM $39,511,000 FOR THE SAME PERIOD LAST YEAR. THIS GAIN WAS PRIMARILY ATTRIBUTED TO RECORD YEAR-TO-DATE NET INCOME WHICH REACHED $37,860,000, A 33% INCREASE OVER NET INCOME OF $28,537,000 FOR THE SAME PERIOD LAST YEAR

       THE COMPANY'S INVESTMENT PURCHASES AND SALES TRANSACTIONS INCREASED DURING THE NINE MONTHS OF THE CURRENT YEAR WHEN COMPARED TO THE SAME PERIOD LAST YEAR. THIS RESULTED FROM THE COMPANY'S DECISION TO REPOSITION ITS INVESTMENT PORTFOLIO TO MAXIMIZE RETURNS AND MINIMIZE RISK ASSOCIATED WITH INTEREST RATE VOLATILITY.

       CAPITAL EXPENDITURES FOR THE NINE-MONTH PERIOD WERE $14,032,000 AND ARE EXPECTED TO APPROXIMATE $21,000,000 FOR THE YEAR.

       PROJECTED CASH FLOWS ARE EXPECTED TO BE ADEQUATE TO SUPPORT NORMAL BUSINESS OPERATIONS, PLANNED CAPITAL EXPENDITURES AND DIVIDEND PAYMENTS. FURTHERMORE, THE COMPANY HAS $210,000,000 OF UNSECURED BANK LINES OF CREDIT AVAILABLE FOR ITS USE. AS OF FEBRUARY 29, 1996, THERE WERE NO OUTSTANDING BORROWINGS UNDER THESE LINES OF CREDIT.

                         PART II.  OTHER INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A.  EXHIBITS
         --------
         THERE WERE NO EXHIBITS APPLICABLE FOR THE THREE MONTH PERIOD ENDED FEBRUARY 29, 1996.

     B.  REPORTS ON FORM 8-K
         -------------------
         THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE THREE MONTH PERIOD ENDED FEBRUARY 29, 1996.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     APRIL 11, 1996                /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     APRIL 11, 1996                /s/ G. THOMAS CLARK
                                        -------------------
                                        G. THOMAS CLARK
                                        SECRETARY, TREASURER AND
                                        SENIOR VICE PRESIDENT OF FINANCE