Form 10-K
period 1996-05-31
PAYCHEX INC
filed 1996-08-14
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [fee required]

For the fiscal year ended May 31, 1996

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

                   Common Stock, $.01 par value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of 7/31/96 was $2,600,496,887.
The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of 7/31/96 was 68,720,244.

Documents Incorporated by Reference
- -----------------------------------

Certain specified portions of the registrant's annual report to security holders for the fiscal year ended May 31, 1996 (the "Annual Report") are incorporated herein by reference in response to Part II, Items 5 through 8, inclusive. Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after May 31, 1996 (the "Proxy Statement") are incorporated herein by reference in response to Part III, Items 10 through 12, inclusive. The Form 8-K filed on July 9, 1996 is incorporated herein by reference in response to Part IV, Item 14(b).

                            PAYCHEX, INC.
                       INDEX TO ANNUAL REPORT
                             ON FORM 10-K

PART I                                                          Page

Item 1:         Business                                         3

Item 2:         Properties                                       5

Item 3:         Legal Proceedings                                6

Item 4:         Submission of Matters to a Vote of Security
                  Holders                                        6


PART II

Item 5:         Market for the Registrant's Common Equity
                  and Related Stockholder Matters                6

Item 6:         Selected Financial Data                          6

Item 7:         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                     6

Item 8:         Financial Statements and Supplementary Data      6

Item 9:         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure         6


PART III

Item 10:        Directors and Executive Officers of the
                  Registrant                                     7

Item 11:        Executive Compensation                           7

Item 12:        Security Ownership of Certain Beneficial
                  Owners and Management                          7

Item 13:        Certain Relationships and Related
                  Transactions                                   7


PART IV

Item 14:        Exhibits, Financial Statements and Reports
                  on Form 8-K                                    7

Signatures                                                      10

                            PART I

Item 1.  Business.
         ---------

General

Paychex, Inc. (the "Company" or "Paychex"), a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services.

Principal Products, Services and Markets.
- -----------------------------------------

Paychex is primarily engaged in providing computerized payroll accounting services to over 234,000 small to medium sized businesses nationwide.
Paychex believes that in number of clients it is the second largest payroll accounting service company in the country. The Company prepares and furnishes paychecks, earnings statements and internal accounting records such as journals, summaries and earnings histories. Paychex prepares for its clients all required monthly, quarterly and annual payroll tax returns for federal, state and local governments. The TAXPAY feature is utilized by over 55% of its' clients nationwide. This service provides automatic payment of payroll taxes and electronic filing of quarterly and annual tax returns. Paychex also provides enhanced payroll services, including an automatic salary deposit service (Direct Deposit) which electronically transmits the net payroll for client's employees to banks throughout the Federal Reserve System. In addition, a digital check signing and inserting service is offered.

Paylink, a proprietary software package, enables clients to use their personal computers and modems to transmit their own payroll data into the local Paychex processing center at any time without assistance of a payroll specialist. Currently over 13,800 clients use this feature.

Paychex markets its services principally to small and medium sized businesses through its 75 branch operating centers and 23 sales offices located in major metropolitan areas. The Company's market share in branch processing center territories ranges from 1% to approximately 20%. No client accounts for as much as 1% of the Company's revenue.

Clients may discontinue Paychex service at will. Approximately 80% of the businesses which were clients in fiscal year 1994 or 1995 continued to be clients in the succeeding fiscal year. Ownership changes or business failures common to small businesses are the primary causes of client loss.

The Company warrants its services, agreeing to reimburse any client for penalties and interest incurred as a result of a Paychex error. Warranty expense paid in fiscal years 1996 and 1995 was approximately $800,000 and $410,000, respectively.

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

The Paychex payroll system is an on-line, direct entry computer system which enables the payroll specialist to simultaneously enter information from the client while receiving it over the telephone. Payroll processing is decentralized in the Company's branch operating centers while Taxpay and Direct Deposit processing are centralized at the Company's headquarters. Sales offices utilize a nearby Company branch operating center for processing.

While payroll is its core business, Paychex also provides human resource products and services through its HRS division.

HRS markets Cafeteria Plan products approved under Section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain fringe benefits with pre-tax dollars, with a resultant reduction of payroll taxes to employers and employees. The Flexible Spending
Account Plan allows client employees to pay for health and dependent care expenses with pre-tax dollars. All administration, compliance, coverage and discrimination tests are provided with these services.

The HRS Division's employee management services and products include customized employee handbooks, management manuals, job descriptions and
personnel forms.   These have been designed to simplify clients' office
processes and enhance their employee benefits programs. Also available are group insurance products offered in selected geographical areas.

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

Software Maintenance and Product Development.
- ---------------------------------------------

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

Competition.
- ------------
The payroll accounting services industry is characterized by intense competition. The principal competitive factors are price and service. Paychex believes it has one major competitor that provides computerized payroll accounting services nationwide. Although this competitor has historically concentrated on larger employers, it has for several years marketed directly to the small and medium sized businesses which constitute the Paychex market. In addition, the Company competes with other providers of computerized payroll services, including banks and smaller independent firms.

The Company's principal competition, used by a majority of the businesses in its market, is manual payroll systems sold by numerous vendors. Some companies have in-house computer capability to generate their own payroll documents and reports.

Executive Officers.
- -------------------
The information required is set forth in the Company's Proxy Statement and is incorporated herein by reference.

Employees.
- ----------
Paychex currently employs approximately 3,950 persons, of which 3,760 are full time and 190 are part time.

Trademarks.
- -----------
The Company has a number of trademarks registered in the U.S. Patent and Trademark Office including the names PAYCHEX, TAXPAY and PAYLINK. The Company believes these trademarks are of material importance to its business.

Seasonality.
- ------------
There is no significant seasonality to the Company's business, except that over 30% of new clients added in each of the last two fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are paid in that quarter, resulting in higher selling expenses for the third quarter.

Item 2.  Properties.
         -----------
The corporate headquarters, owned by the Company, occupy a 139,000 square foot office complex in a suburb of Rochester, New York. The Company owns and occupies a 62,000 square foot office and distribution facility located within 10 miles of corporate headquarters. The Company also owns a 20,000 square foot office facility in Syracuse, New York. Approximately one-half of this building is occupied by the Syracuse branch office and the remaining space is leased. In June, 1995, the Company acquired a 38,000 square foot building (on leased land) as part of the Company's acquisition of Pay-Fone Systems, Inc., a payroll company located in Van Nuys, California. Paychex occupies approximately one half of the building and the remaining space is leased.

The Company leases office space for its branches and sales offices at various locations throughout the country. On average, branch offices contain approximately 10,000 square feet and sales offices approximately 850 square feet.

Item 3.  Legal Proceedings.
         ------------------

There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1996.

                       Part II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
Security Holder Matters.
- ------------------------

The information required is set forth in the Company's Annual Report under the heading "Common Stock Data" and is incorporated herein by reference.

Item 6.  Selected Financial Data.
         ------------------------

The information required is set forth in the Company's Annual Report under the heading "Selected Financial Data" and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations.
- ------------------------------------

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

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
Accounting and Financial Disclosure.
- ------------------------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

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

                       Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K.
          -------------------------------------------------------

(a)  1.   Financial Statements and Supplementary Data
          -------------------------------------------
     The following financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

     Report of Independent Auditors

     Consolidated Statements of Income - Years ended May 31, 1996, 1995 and 1994

     Consolidated Balance Sheets - May 31, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years ended May 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended May 31, 1996, 1995 and 1994

     Notes to Consolidated Financial Statements

     2. Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     3.   Exhibits
          --------
(3) (a) Articles of Incorporation, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibits 3.1 through 3.5 and Form 8-K filed with the Commission on October 22, 1986 and Form 10-Q filed with the Commission on January 12, 1989 and Form 10-Q filed with the Commission on January 13, 1993 and Form 10-Q filed with the Commission on January 10, 1996.

(3) (b) By-Laws, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibit 3.6.

(10)(a) Paychex, Inc. 1987 Stock Incentive Plan, incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-17780.

(10)(b) Paychex, Inc. 1992 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-52772.

(10)(c) Paychex, Inc. 1995 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-64389.

(10)(d) Paychex, Inc. Section 401(k) Incentive Retirement Plan, incorporated herein by reference to the Company's Registration Statements on Form S-8, No. 33-19153 and No. 33-52838.

(10)(e)   Paychex, Inc. - Pay-Fone Systems, Inc. 1993, 1990, 1987, 1983,
          1981 Incentive Stock Option Plans and Director Non-Qualified Stock Option Agreements incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-60255.

(13) Portions of the Annual Report to Security Holders for the Fiscal Year ended May 31, 1996. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

(19)      Previously unfiled documents - none.

(21)      Subsidiaries of the registrant.

(23)      Consents of experts and counsel.

(24)      Powers of Attorney for Directors.

Item 14.(b)

          Reports on Form 8-K - The Company did not file any current reports on Form 8-K during the fourth quarter of the year ended May 31, 1996. On July 9, 1996, the Company filed a Form 8-K announcing that on June 25, 1996, the Company reached an agreement to merge with National Business Solutions, Inc. (NBS), headquartered in St. Petersburg, Florida. The outstanding common stock of NBS will be exchanged for approximately 3 million shares of Paychex common stock valued at $140,000,000. The transaction will be accounted for as a pooling of interests and is pending favorable judgment on filings made under the Hart-Scott-Rodino Act and approvals required under the Florida Business Corporations Act.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PAYCHEX, INC.

  Dated:  August 14, 1996  By:      /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman,
                                    Chief Executive Officer and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated:  August 14, 1996 By:       /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman,
                                    Chief Executive Officer and Director

  Dated:  August 14, 1996 By:       /s/ G. Thomas Clark
                                    -------------------------------
                                    G. Thomas Clark, Senior Vice President
                                    Finance, Secretary, Treasurer and
                                    Director

  Dated:  August 14, 1996 By:       /s/ Donald W. Brinckman*
                                    -------------------------------
                                    Donald W. Brinckman, Director

  Dated:  August 14, 1996 By:       /s/ Steven D. Brooks*
                                    -------------------------------
                                    Steven D. Brooks, Director

  Dated:  August 14, 1996 By:       /s/ Phillip Horsley*
                                    -------------------------------
                                    Phillip Horsley, Director

  Dated:  August 14, 1996 By:       /s/ Grant M. Inman*
                                    -------------------------------
                                    Grant M. Inman, Director

  Dated:  August 14, 1996 By:       /s/ Harry P. Messina, Jr.*
                                    -------------------------------
                                    Harry P. Messina, Jr., Director

  Dated:  August 14, 1996 By:       /s/ J. Robert Sebo*
                                    -------------------------------
                                    J. Robert Sebo, Director

                             *By:   /s/ B. Thomas Golisano
                                    -------------------------------
                                    B. Thomas Golisano, as Attorney-in-Fact