Form 10-Q
period 1996-08-31
PAYCHEX INC
filed 1996-10-15
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1996
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended August 31, 1996 Commission file number 0-11330
                  ---------------                        -------
                               PAYCHEX, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
     --------------------------             ----------------------
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
                                                   -----      -----

           CLASS                     OUTSTANDING AT AUGUST 31,1996
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (71,674,863 Shares)

                       PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - AUGUST 31, 1996 AND
     MAY 31, 1996                                                       3

     CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS
     ENDED AUGUST 31, 1996 AND AUGUST 31, 1995                          5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE MONTHS
     ENDED AUGUST 31, 1996 AND AUGUST 31, 1995                          6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     AUGUST 31, 1996                                                    8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES                                                             14
----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                AUGUST 31,      MAY 31,
                                                   1996          1996
                                               -----------      -------
ASSETS                                         (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $ 18,920       $   19,999
     INVESTMENTS                                121,208          102,967
     INTEREST RECEIVABLE                          7,098            7,385
     TRADE ACCOUNTS RECEIVABLE                   42,470           42,076
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                             2,161            1,903
     DEFERRED INCOME TAXES                        1,825            1,419
                                               --------        ---------
          TOTAL CURRENT ASSETS                  193,682          175,749


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                        2,787            2,787
     BUILDINGS                                   24,244           24,145
     DATA PROCESSING EQUIPMENT                   44,480           43,439
     FURNITURE, FIXTURES AND EQUIPMENT           39,469           37,921
     LEASEHOLD IMPROVEMENTS                       2,809            2,718
                                               --------        ---------
                                                113,789          111,010

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                          62,431           60,355
                                               --------        ---------
          NET PROPERTY AND EQUIPMENT             51,358           50,655

OTHER ASSETS                                      5,548            4,945
                                               --------        ---------
          TOTAL ASSETS                         $250,588       $  231,349
                                               ========       ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                                             AUGUST 31,        MAY 31,
                                                1996            1996
                                             ----------       ---------
                                             (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY              (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                 $    3,429       $     4,183
     ACCRUED COMPENSATION AND
       RELATED ITEMS                            18,917            19,120
     RESERVE FOR WORKERS' COMPENSATION           1,269             1,235
     ACCRUED INCOME TAXES                        7,386               573
     OTHER ACCRUED EXPENSES                      7,207             5,941
     DEFERRED REVENUE                            4,053             4,934
                                            ----------        ----------
       TOTAL CURRENT LIABILITIES                42,261            35,986

OTHER LIABILITIES
     DEFERRED INCOME TAXES                         249               416
     RESERVE FOR WORKERS' COMPENSATION             865               865
     CUSTOMER DEPOSITS                           1,155             1,038
     OTHER LONG-TERM LIABILITIES                 1,096               848
                                            ----------        ----------
       TOTAL LIABILITIES                        45,626            39,153

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 150,000,000 SHARES:
       ISSUED 71,674,863 AT AUGUST
       31, 1996 AND 71,632,456 AT
       MAY 31, 1996                                717               716
     ADDITIONAL CAPITAL                         30,354            30,112
     RETAINED EARNINGS                         173,891           161,368
                                             ---------        ----------
                                               204,962           192,196
                                             ---------        ----------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                $250,588        $  231,349
                                            ==========        ==========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    PAYCHEX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)

                                THREE MONTHS ENDED
                                  AUGUST 31,
                              ---------------------
                              1996          1995
                              ----          ----
                   (in thousands, except per share amounts)

PAYROLL REVENUE             $ 88,927       $ 76,173
PEO REVENUE                   77,115         47,314
                            --------       --------
TOTAL REVENUE               $166,042       $123,487
                            --------       --------
PEO DIRECT COSTS              74,769         45,628
OPERATING COSTS               26,564         23,375
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     42,612         38,201
                            --------       --------
    OPERATING INCOME          22,097         16,283

OTHER INCOME                   1,485          1,386
                             -------        -------
    INCOME BEFORE INCOME
      TAXES                   23,582         17,669

INCOME TAXES                   6,509          4,888
                             -------        -------

    NET INCOME               $17,073        $12,781
                             =======        =======

    EARNINGS PER SHARE       $   .24        $   .18
                             =======        =======

    CASH DIVIDENDS PER
      SHARE                  $   .06        $   .04
                             =======        =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 71,653         71,003
                             =======        =======


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       THREE MONTHS ENDED AUGUST 31,
                                                       -----------------------------
                                                            1996           1995
                                                            ----           ----
                                                                (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                           $17,073         $  12,781
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                        3,651             3,550
     NET CHANGE IN DEFERRED INCOME TAXES                   (649)              161
     PROVISION FOR BAD DEBTS                                368               316
     NET REALIZED GAIN ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                        (29)             (251)
     CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                          (762)           (1,864)
        ACCRUED INTEREST RECEIVABLE                         287               480
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                                   (258)             (746)
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                             7,122             4,382
        DEFERRED REVENUE                                   (881)             (729)
        RESERVE FOR WORKERS' COMPENSATION                    34               317
        CUSTOMER DEPOSITS                                   117                97
                                                        --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 26,073           18,494

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                              (25,340)         (30,853)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                                7,297           18,457
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                                  -0-            2,250
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF DISPOSALS                                  (4,178)          (4,998)
     NET CHANGE IN OTHER ASSETS                             (780)            (526)
                                                        --------         --------
     NET CASH USED IN INVESTING ACTIVITIES               (23,001)         (15,670)

FINANCING ACTIVITIES
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                                      244             334
     DIVIDENDS PAID                                        (4,643)         (2,756)
     OTHER                                                    248              12
                                                        ---------         -------
     NET CASH USED IN FINANCING ACTIVITIES                 (4,151)         (2,410)
                                                        ---------         -------
INCREASE (DECREASE) IN CASH
        AND CASH EQUIVALENTS                               (1,079)            414

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      19,999          14,812

CASH OBTAINED FROM PAY-FONE ACQUISITION                       -0-             805
                                                       ----------        --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                        $   18,920        $ 16,031
                                                       ==========        ========

                      SEE NOTES TO FINANCIAL STATEMENTS

                         PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               AUGUST 31, 1996

A) THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PAYCHEX, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. THE ACCOMPANYING FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE NOTES TO FINANCIAL STATEMENTS PRESENTED IN THE COMPANY'S FORM 10-K AND ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1996.

B) DURING THE THREE-MONTH PERIOD ENDING AUGUST 31, 1996, 42,407 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

C) ON AUGUST 26, 1996, THE COMPANY COMPLETED ITS MERGER WITH NATIONAL BUSINESS SOLUTIONS, INC. (NBS), NOW PAYCHEX BUSINESS SOLUTIONS, INC.
       (PBS) A PROFESSIONAL EMPLOYER ORGANIZATION, HEADQUARTERED IN ST. PETERSBURG, FLORIDA. THE OUTSTANDING COMMON STOCK OF NBS WAS EXCHANGED FOR 2,934,496 SHARES OF PAYCHEX COMMON STOCK, VALUED AT $140,000,000. THE TRANSACTION WAS ACCOUNTED FOR AS A POOLING OF INTERESTS; THEREFORE, PRIOR PERIOD FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT THIS MERGER.

       PBS IS A LEADING PROFESSIONAL EMPLOYER ORGANIZATION ("PEO"), WHICH PROVIDES SMALL AND MEDIUM-SIZED BUSINESSES WITH AN OUTSOURCING SOLUTION TO THE COMPLEXITIES AND COSTS RELATED TO EMPLOYMENT AND HUMAN RESOURCES.

D) ON AUGUST 29, 1996, THE COMPANY ACQUIRED ALL OF THE OUTSTANDING STOCK OF THE PAYROLL SERVICE, INC., IN EXCHANGE FOR APPROXIMATELY 55,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

E) CERTAIN AMOUNTS FROM THE PRIOR YEAR ARE RECLASSIFIED TO CONFORM TO FISCAL 1997 PRESENTATIONS.

NOTE F - SEGMENT INFORMATION

THE COMPANY OPERATES IN TWO MAJOR SEGMENTS, PAYROLL AND PROFESSIONAL EMPLOYER ORGANIZATION (PEO). THE PAYROLL SEGMENT IS ENGAGED IN THE PREPARATION OF PAYROLL CHECKS, INTERNAL ACCOUNTING RECORDS AND ALL FEDERAL, STATE AND LOCAL PAYROLL TAX RETURNS FOR SMALL TO MEDIUM-SIZED BUSINESSES. THE PEO SEGMENT SPECIALIZES IN PROVIDING SMALL AND MEDIUM-SIZED BUSINESSES WITH COST-EFFECTIVE OUTSOURCING SOLUTIONS FOR THEIR EMPLOYEE BENEFITS. AS AN OUTSOURCING SOLUTION, THE PEO RELIEVES THE BUSINESS OWNER OF HUMAN RESOURCES ADMINISTRATION, EMPLOYMENT REGULATORY COMPLIANCE, WORKERS' COMPENSATION COVERAGE, HEALTH CARE AND OTHER EMPLOYEE RELATED RESPONSIBILITIES. CONSISTENT WITH PEO INDUSTRY PRACTICE, REVENUE INCLUDES ALL AMOUNTS BE BILLED TO CLIENTS FOR THE SERVICES PROVIDED BY THE PEO.

------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED AUGUST 31,                        1996             1995
(in thousands, except per share amounts)
------------------------------------------------------------------------------------
REVENUE
   PAYROLL                                                 $ 88,927         $ 76,173
   PEO                                                       77,115           47,314
                                                           -------------------------
     TOTAL REVENUE                                          166,042          123,487

PEO DIRECT COSTS                                             74,769           45,628
                                                           -------------------------
REVENUE, LESS PEO DIRECT COSTS                               91,273           77,859

OPERATING COSTS
   PAYROLL                                                   25,256           22,384
   PEO                                                        1,308              991
                                                           -------------------------
     TOTAL OPERATING COSTS                                   26,564           23,375

SELLING, GENERAL AND ADMIN
   PAYROLL                                                   40,879           36,705
   PEO                                                          237              171
                                                           -------------------------
TOTAL SELLING, GENERAL AND ADMIN                             41,116           36,876

OPERATING INCOME
   PAYROLL                                                   22,792           17,084
   PEO                                                          801              524
                                                           -------------------------
TOTAL OPERATING INCOME                                       23,593           17,608

GENERAL CORPORATE EXPENSES                                    1,496            1,325
OTHER INCOME - NET                                            1,485            1,386
                                                           -------------------------
INCOME BEFORE TAXES                                        $ 23,582         $ 17,669
                                                           =========================

                       PAYCHEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews the Company's operating results for the quarter ended August 31, 1996 and 1995, and its financial condition at August 31, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the May 31, 1996 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements, as well as Form 8-K filed on July 9, 1996 which contained audited financial statements of National Business Solutions, Inc., discussed below. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion.

Results of operations for 1995 and 1996 have been restated to reflect Paychex' August 26, 1996 merger with National Business Solutions, Inc. (NBS) now Paychex Business Solutions, Inc. (PBS), a Professional Employer Organization (PEO) headquartered in St. Petersburg, Florida. The transaction was accounted for as a pooling of interests.

Results of Operations
_____________________
Paychex earned a record consolidated net income of $17.1 million or $.24 per share for the first quarter ended August 31, 1996, up 34% over consolidated net income of $12.8 million or $.18 per share for the same quarter last year. Consolidated revenue reached $166.0 million, an increase of 34% over $123.5 million for the same period last year. First quarter results included approximately $0.5 million of merger costs associated with the acquisition of NBS.

Payroll Segment
_______________
Payroll service revenue for the first quarter ended August 31, 1996 rose 17% to a record $88.9 million, up from $76.2 million for the same quarter last year. The gain resulted primarily from clients utilizing the basic payroll service as well as clients using Taxpay and Direct Deposit products. Strong revenue gains were also achieved from the Human Resource Services Division. During the quarter the percentage of the client base using Taxpay increased from 56% to 59% as the Company began to benefit from the Federal mandate requiring small businesses to file payroll taxes electronically as of July 1, 1997.

Paychex currently serves almost 240,000 payroll clients, with approximately 141,500 utilizing Taxpay and approximately 56,000 clients taking advantage of Direct Deposit for their employees. The Company expects continued increases in revenue for all products and services throughout the year.

Operating costs were 28% of revenue for the first quarter, down from 29% for the same period last year. Most of the decrease resulted from lower costs, as a percentage of revenue, associated with delivery, forms and supplies and equipment maintenance. Full year operating costs, as a percentage of revenue, are expected to be slightly lower than last year.

Selling, general and administrative expenses were 46% of revenue at August 31, 1996, down from 48% in last year's first quarter. As a percentage of revenue, administrative payroll and sales wages were lower in the current quarter versus the same period last year. Selling, general and administrative expenses, as a percentage of revenue, have been decreasing over the past few years, and the Company expects this trend to continue in fiscal 1997.

PEO Segment
___________
PBS, a professional employer organization, specializes in providing small and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. As an outsourcing solution, PBS relieves the business owner of human resources administration, employment regulatory compliance, workers' compensation coverage, health care, 401(k) administration and other employee related responsibilities.

For the quarter ended August 31, 1996, PBS gross revenue rose 63% to a record $77.1 million from $47.3 million in the same quarter last year. Operating income from the PEO business increased 53% to $0.8 million from $0.5 million in the same quarter last year. Growth in revenues and operating income resulted from strong increases in the number of clients and worksite employees.

PBS has started to offer the PEO services to Paychex payroll clients in Florida and plans to expand to other select locations.

PBS currently serves over 230 clients, representing in excess of 9,600 work site employees. The client base and worksite employees are expected to continue to grow as PBS expands the offering of its PEO services to existing payroll clients.

Liquidity and Capital Resources
_______________________________
Net cash provided by consolidated operating activities totaled $26.1 million for the first quarter of 1997 as compared to $18.5 million in 1996. Net income for the current quarter contributed a record $17.1 million, representing a 34% gain over net income of $12.8 million achieved the same quarter last year.

Company owned investments and investments of client funds held for Taxpay and Direct Deposit consist of municipal securities issued by various governmental agencies and short-term money market securities. At August 31, 1996, the total Taxpay and Direct Deposit funds held by the Company were $606.3 million. The Company continues to control credit and market risks by investing primarily in AAA and AA rated municipal securities, limiting amounts that can be invested in any single instrument, and investing in short-to intermediate-term instruments which limit sensitivity to interest rate changes.

Proceeds from sales of securities during the current quarter were significantly lower than the comparable period last year when the Company managed its investment portfolio to realize gains and minimize risk associated with market interest rates that were declining at that time.

Capital expenditures for the first quarter totalled $4.7 million. In addition, the Company began its planned upgrade of laser printing equipment in branch offices through five year operating leases. Capital expenditures for the remainder of the year are estimated to range between $11 million to $17 million.

Projected cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments. Furthermore, the Company has $200 million of unsecured bank lines of credit available for its use. As of August 31, 1996, there were no outstanding borrowings under these lines of credit.

Other
_____
In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Form 10-Q includes comments by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of general market conditions, including demand for the Company's products and services, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes and employee benefits, including 401(k) plans and Section 125 plans; delays in the development and marketing of new products and services; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology, and communication systems; changes in short-and long-term interest rates and the credit rating of municipal securities held in the Company's investment portfolios.

                         PART II.  OTHER INFORMATION

                        PAYCHEX, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    THERE WERE NO EXHIBITS APPLICABLE FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 1996.



(B) REPORTS ON FORM 8-K:

    ON JULY 9, 1996, THE COMPANY FILED A FORM 8-K ANNOUNCING THAT ON JUNE 25, 1996, THE COMPANY REACHED AN AGREEMENT TO MERGE WITH NATIONAL BUSINESS SOLUTIONS, INC. (NBS), HEADQUARTERED IN ST. PETERSBURG, FLORIDA. THE MERGER WAS ACCOUNTED FOR AS A POOLING OF INTERESTS AND WAS CONSUMATED ON AUGUST 26, 1996. SEE FOOTNOTE (C) ON PAGE 8 FOR FURTHER DETAILS.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     OCTOBER 14, 1996              /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     OCTOBER 14, 1996              /s/ JOHN M. MORPHY
                                        ----------------------
                                        JOHN MORPHY
                                        VICE PRESIDENT OF FINANCE