Form 10-Q/A
period 1996-08-31
PAYCHEX INC
filed 1996-10-30
CIK 723531

FORM 10-Q/A

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
                                                   -----      -----

           CLASS                     OUTSTANDING AT AUGUST 31,1996
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (71,632,456 Shares)

                         Part II - Other Information

                       Paychex, Inc. and Subsidiaries


Item 1.  Legal Proceedings

On October 14, 1996, RADC Corporation (RADC) served a summons and complaint against Paychex, Inc. (Paychex) in the Illinois circuit Court for the 18th Judicial District, DuPage County. RADC is a motor transport company which contracted to deliver payrolls to Paychex' clients at an agreed upon price in the Greater Chicago area. Paychex terminated the relationship in February, 1996. Subsequently, RADC claimed that its delivery rates charged for Paychex' shipments were governed by tariffs filed with the Illinois Commerce Commission. RADC alleges that, although it received the price agreed upon, Paychex owes it the difference between the allegedly applicable tariff rates and the amounts previously invoiced by RADC and paid timely by Paychex. Originally RADC demanded approximately $2.5 million for the last three years. When Paychex refused, RADC filed this action claiming an aggregate of approximately $23 million for the past 15 years. Paychex believes the claim is totally without merit and intends to move to dismiss the case.

                                  SIGNATURES
                                  ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     OCTOBER 30, 1996              /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     OCTOBER 30, 1996              /s/ JOHN M. MORPHY
                                        -------------------
                                        JOHN MORPHY
                                        CHIEF FINANCIAL OFFICER
                                        AND SECRETARY