Form 10-Q
period 1996-11-30
PAYCHEX INC
filed 1997-01-14
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 30, 1996
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended November 30, 1996 Commission file number 0-11330
                  ---------------                        -------
                                PAYCHEX, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
 ------------------------------             ----------------------
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
                                                   -----      ----

           CLASS                     OUTSTANDING AT NOVEMBER 30, 1996
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (72,147,969 Shares)

                        PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


     CONSOLIDATED BALANCE SHEETS - NOVEMBER 30, 1996 AND
     MAY 31, 1996                                                       3

     CONSOLIDATED STATEMENTS OF INCOME - THREE AND SIX MONTHS
     ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995                      5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - SIX MONTHS
     ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     NOVEMBER 30, 1996                                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 10

PART II. OTHER INFORMATION
--------------------------

ITEM 2.  CHANGES IN SECURITIES                                         13

ITEM 5.  OTHER INFORMATION                                             13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              13

SIGNATURES                                                             14
----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               NOVEMBER 30,       MAY 31,
                                                  1996             1996
                                               ------------       -------
ASSETS                                         (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $  19,559       $  19,999
     INVESTMENTS                                 125,328         102,967
     INTEREST RECEIVABLE                           9,071           7,385
     TRADE ACCOUNTS RECEIVABLE                    46,071          42,076
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                              3,031           1,903
     DEFERRED INCOME TAXES                           509           1,419
                                               ---------       ---------
          TOTAL CURRENT ASSETS                   203,569         175,749


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                         2,787           2,787
     BUILDINGS                                    24,535          24,145
     DATA PROCESSING EQUIPMENT                    45,935          43,439
     FURNITURE, FIXTURES AND EQUIPMENT            41,106          37,921
     LEASEHOLD IMPROVEMENTS                        3,090           2,718
                                               ---------       ---------
                                                 117,453         111,010

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                           65,070          60,355
                                               ---------       ---------
          NET PROPERTY AND EQUIPMENT              52,383          50,655

OTHER ASSETS                                       7,351           4,945
                                               ---------       ---------
          TOTAL ASSETS                         $ 263,303       $ 231,349
                                               =========       =========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                                               November 30,       MAY 31,
                                                  1996             1996
                                               ------------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)
                                                    (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                    $   4,606       $   4,183
     ACCRUED COMPENSATION AND
       RELATED ITEMS                              20,705          19,120
     RESERVE FOR WORKERS' COMPENSATION             1,766           1,235
     ACCRUED INCOME TAXES                          3,616             573
     OTHER ACCRUED EXPENSES                        8,204           5,941
     DEFERRED REVENUE                              3,467           4,934
                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                 42,364          35,986

OTHER LIABILITIES
     DEFERRED INCOME TAXES                           211             416
     RESERVE FOR WORKERS' COMPENSATION               865             865
     CUSTOMER DEPOSITS                             1,318           1,038
     OTHER LONG-TERM LIABILITIES                   1,143             848
                                               ---------       ---------
       TOTAL LIABILITIES                          45,901          39,153

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 150,000,000 SHARES:
       ISSUED 72,147,969 AT NOVEMBER
       30, 1996 AND 71,632,456 AT
       MAY 31, 1996                                  721             716
     ADDITIONAL CAPITAL                           30,663          30,112
     RETAINED EARNINGS                           186,018         161,368
                                               ---------       ---------
       TOTAL STOCKHOLDERS' EQUITY                217,402         192,196
                                               ---------       ---------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 263,303       $ 231,349
                                               =========       =========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                  NOVEMBER 30,                                NOVEMBER 30,
                              ---------------------                       --------------------
                              1996          1995                          1996         1995
                              ----          ----                          ----         ----
                                         (in thousands, except per share amounts)

PAYROLL REVENUE             $ 92,552       $ 78,232                     $181,479       $154,405
PEO REVENUE                   76,947         51,679                      154,062         98,993
                            --------       --------                     --------       --------
TOTAL REVENUE               $169,499       $129,911                     $335,541       $253,398
                            --------       --------                     --------       --------
PEO DIRECT COSTS              74,233         49,832                      149,002         95,460
OPERATING COSTS               28,059         24,800                       54,623         48,175
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     43,858         38,199                       86,470         76,400
                            --------       --------                     --------       --------
    OPERATING INCOME          23,349         17,080                       45,446         33,363

OTHER INCOME                   1,745          1,465                        3,230          2,851
                            --------       --------                     --------       --------
    INCOME BEFORE INCOME
      TAXES                   25,094         18,545                       48,676         36,214

INCOME TAXES                   7,026          5,070                       13,535          9,958
                            --------       --------                     --------       --------

    NET INCOME              $ 18,068       $ 13,475                     $ 35,141       $ 26,256
                            ========       ========                     ========       ========

    EARNINGS PER SHARE      $    .25       $    .19 *                   $    .49       $    .37 *
                            ========       ========                     ========       ========

    CASH DIVIDENDS PER
      SHARE                 $    .09       $    .06 *                   $    .15       $    .10 *
                            ========       ========                     ========       ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 71,828         71,205 *                     71,750         71,115 *
                            ========       ========                     ========       ========


           * ADJUSTED FOR THREE-FOR-TWO STOCK SPLIT IN MAY, 1996.
               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                              SIX MONTHS ENDED NOVEMBER 30,
                                             -------------------------------
                                                  1996            1995
                                                  ----            ----
                                                     (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                   $  35,141       $  26,256
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                  7,434           7,210
     NET CHANGE IN DEFERRED INCOME TAXES              174           1,354
     PROVISION FOR BAD DEBTS                          750             340
     NET REALIZED (GAIN) ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                 (143)           (389)
     CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                  (4,746)         (5,376)
        ACCRUED INTEREST RECEIVABLE                (1,686)           (502)
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                           (1,128)           (577)
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                       7,313           1,954
        DEFERRED REVENUE                           (1,466)            (38)
        RESERVE FOR WORKERS' COMPENSATION             531             648
        CUSTOMER DEPOSITS                             280             164
                                                ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          42,454          31,044

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                       (64,668)        (55,518)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                        43,747          38,357
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                           -0-           3,387
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF DISPOSALS                           (8,811)        (11,713)
     NET CHANGE IN OTHER ASSETS                    (2,756)           (902)
                                                ---------       ---------
     NET CASH USED IN INVESTING ACTIVITIES        (32,488)        (26,389)

FINANCING ACTIVITIES
     PAYMENTS ON LONG-TERM DEBT                       -0-            (728)
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                              401           1,084
     DIVIDENDS PAID                               (11,101)         (6,888)
     OTHER                                            294              12
                                                ---------       ---------
     NET CASH USED IN FINANCING ACTIVITIES        (10,406)         (5,792)
                                                ---------       ---------
(DECREASE) IN CASH
  AND CASH EQUIVALENTS                               (440)         (1,865)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              19,999          14,812

CASH OBTAINED THROUGH ACQUISITIONS                    -0-             812
                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $  19,559       $  13,759
                                                =========       =========

                      SEE NOTES TO FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              NOVEMBER 30, 1996

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

B) DURING THE SIX-MONTH PERIOD ENDING NOVEMBER 30, 1996, 67,468 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

       IN ADDITION, THE COMPANY GRANTED STOCK OPTIONS FOR APPROXIMATELY 793,000 SHARES, INCLUDING APPROXIMATELY 614,000 SHARES RELATED TO A BROAD BASED STOCK OPTION PLAN FOR IT'S EMPLOYEES.

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

E) ON NOVEMBER 21, 1996, THE COMPANY ACQUIRED ALL OF THE OUTSTANDING STOCK OF OLSEN COMPUTER SYSTEMS, INC., NOW PAYCHEX COMPUTER SYSTEMS, INC., IN EXCHANGE FOR APPROXIMATELY 393,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

F) CERTAIN AMOUNTS FROM THE PRIOR YEAR ARE RECLASSIFIED TO CONFORM TO FISCAL 1997 PRESENTATIONS.

NOTE G - SEGMENT INFORMATION

THE COMPANY OPERATES IN TWO MAJOR SEGMENTS, PAYROLL AND PROFESSIONAL EMPLOYER ORGANIZATION (PEO). THE PAYROLL SEGMENT IS ENGAGED IN THE PREPARATION OF PAYROLL CHECKS, INTERNAL ACCOUNTING RECORDS AND ALL FEDERAL, STATE AND LOCAL PAYROLL TAX RETURNS FOR SMALL TO MEDIUM-SIZED BUSINESSES. THE PAYROLL SEGMENT ALSO INCLUDES EMPLOYEE HANDBOOKS, SECTION 125 PLANS AND 401(K) PLAN RECORDKEEPING SERVICES. THE PEO SEGMENT SPECIALIZES IN PROVIDING SMALL AND MEDIUM-SIZED BUSINESSES WITH COST-EFFECTIVE OUTSOURCING SOLUTIONS FOR THEIR EMPLOYEE BENEFITS. AS AN OUTSOURCING SOLUTION, THE PEO RELIEVES THE BUSINESS OWNER OF HUMAN RESOURCES ADMINISTRATION, EMPLOYMENT REGULATORY COMPLIANCE, WORKERS' COMPENSATION COVERAGE, HEALTH CARE AND OTHER EMPLOYEE RELATED RESPONSIBILITIES. CONSISTENT WITH PEO INDUSTRY PRACTICE, REVENUE INCLUDES ALL AMOUNTS BILLED TO CLIENTS FOR THE SERVICES PROVIDED BY THE PEO.

                                                THREE MONTHS ENDED NOVEMBER 30,     SIX MONTHS ENDED NOVEMBER 30,
                                                -------------------------------     -----------------------------
                                                    1996             1995              1996             1995
                                                    ----             ----              ----             ----
                                                                          (in thousands)
REVENUE
   PAYROLL                                        $ 92,552         $ 78,232          $181,479         $154,405
   PEO                                              76,947           51,679           154,062           98,993
                                                  -------------------------          -------------------------
     TOTAL REVENUE                                 169,499          129,911           335,541          253,398

PEO DIRECT COSTS                                    74,233           49,832           149,002           95,460
                                                  -------------------------          -------------------------
REVENUE, LESS PEO DIRECT COSTS                      95,266           80,079           186,539          157,938

OPERATING COSTS
   PAYROLL                                          26,565           23,793            51,821           46,177
   PEO                                               1,494            1,007             2,802            1,998
                                                  -------------------------          -------------------------
     TOTAL OPERATING COSTS                          28,059           24,800            54,623           48,175

SELLING, GENERAL AND ADMIN
   PAYROLL                                          41,861           36,611            82,740           73,316
   PEO                                                 300              237               537              408
                                                  -------------------------          -------------------------
     TOTAL SELLING, GENERAL AND ADMIN               42,161           36,848            83,277           73,724

OPERATING INCOME
   PAYROLL                                          24,126           17,828            46,918           34,912
   PEO                                                 920              603             1,721            1,127
                                                  -------------------------          -------------------------
     TOTAL OPERATING INCOME                         25,046           18,431            48,639           36,039

GENERAL CORPORATE EXPENSES                           1,697            1,351             3,193            2,676
OTHER INCOME - NET                                   1,745            1,465             3,230            2,851
                                                  -------------------------          -------------------------
INCOME BEFORE TAXES                               $ 25,094         $ 18,545          $ 48,676         $ 36,214
                                                  =========================          =========================

                       PAYCHEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews the Company's operating results for the quarter ended November 30, 1996 and 1995, and its financial condition at November 30, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the May 31, 1996 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements, as well as Form 8-K filed on July 9, 1996 which contained audited financial statements of National Business Solutions, Inc., discussed below. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion.

Results of operations for 1995 and 1996 have been restated to reflect Paychex' August 26, 1996 merger with National Business Solutions, Inc. (NBS) now Paychex Business Solutions, Inc. (PBS), a Professional Employer Organization
(PEO) headquartered in St. Petersburg, Florida. The transaction was accounted for as a pooling of interests.

On August 29, 1996 and November 21, 1996, the company acquired all of the outstanding stock of the Payroll Service, Inc. and Olsen Computer Systems, Inc., respectively, in exchange for approximately 448,000 total shares. The business combinations were accounted for as pooling of interests. Results of operations prior to the mergers have not been restated as the effects would be immaterial.

Results of Operations
_____________________
Paychex earned a record consolidated net income of $18.1 million or $.25 per share for the second quarter ended November 30, 1996, up 34% over consolidated net income of $13.5 million or $.19 per share for the same quarter last year. Consolidated revenue for the quarter reached $169.5 million, an increase of 30% over $129.9 million for the same period last year.

For the six months ended November 30, 1996, net income increased 34% to $35.1 million or $.49 per share, compared to net income of $26.3 million or $.37 per share for the same period last year. Total revenue for the six month period reached $335.5 million, an increase of 32% over $253.4 million reported for the first six months of the previous fiscal year.

Payroll Segment
_______________
Payroll service revenue for the second quarter ended November 30, 1996 reached $92.6 million, an increase of 18% over $78.2 million for the second quarter last year. For the six months ended November 30, 1996, payroll service revenue reached $181.5 million, an increase of 18% over $154.4 million reported last year. These gains resulted primarily from increases in clients utilizing the basic payroll service and clients using Taxpay and Direct Deposit products. During the quarter the percentage of the client base using Taxpay increased from 59% to 63% as the Company continued to benefit from the Federal mandate requiring small businesses to file payroll taxes electronically as of July 1, 1997.

Paychex currently serves 246,500 payroll clients, with 156,500 utilizing Taxpay while approximately 62,100 take advantage of Direct Deposit for their employees.

Operating costs were 29% of revenue for the current three and six month periods, down from 30% for the same periods last year. Most of the decrease resulted from lower costs, as a percentage of revenue, associated with delivery, wages and facilities. Full year operating costs, as a percentage of revenue, are expected to be slightly lower than last year.

Selling, general and administrative expenses were 45% and 46% of revenue for the three and six month periods ended November 30, 1996, down from 47% and 48% for the respective periods last year. As a percentage of revenue, wages were lower in the current quarter and six month periods, versus the same periods last year. Selling, general and administrative expenses, as a percentage of revenue, have been decreasing over the past few years. The Company expects this trend to continue in fiscal 1997.

PEO Segment
___________
The revenue and profit growth experienced by PBS is directly related to significant increases in worksite employees on a year-over-year basis. PBS currently serves 10,100 worksite employees, an increase of 46% over the prior year. PBS, a professional employer organization, specializes in providing small and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. As an outsourcing solution, PBS relieves the business owner of human resources administration, employment regulatory compliance, workers' compensation coverage, health care, 401(k) administration and other employee related responsibilities.

PBS gross revenue for the second quarter and six months ended November 30, 1996 rose by 49% to $76.9 million and 56% to $154.1 million, respectively, when compared to the same periods last year.

PBS has started to offer the PEO services to Paychex payroll clients in Florida and plans to expand to other select locations. The client base and worksite employees are expected to continue to grow as PBS expands the offering of its PEO services to existing payroll clients.

Liquidity and Capital Resources
_______________________________
Net cash provided by consolidated operating activities totaled $42.5 million for the six months ended November 30, 1996 as compared to $31.0 million in 1996. Net income for the period contributed a record $35.1 million, representing a 34% gain over net income of $26.3 million achieved for the same period last year.

Company owned investments and investments of client funds held for Taxpay and Direct Deposit consist primarily of tax-exempt municipal securities issued by various governmental agencies and short-term money market securities. At November 30, 1996, the total Taxpay and Direct Deposit funds held by the Company were $712.1 million. The Company continues to control credit and market risks by investing primarily in AAA and AA rated municipal securities, limiting amounts that can be invested in any single instrument, and investing in short-to intermediate-term instruments which limit sensitivity to interest rate changes.

Capital expenditures for the second quarter and year to date periods totalled $4.2 million and $8.9 million, respectively. In addition, the Company completed its planned upgrade of laser printing equipment in branch offices through five year operating leases. The Company also invested in planned furniture and fixtures expenditures related to continued Paychex growth and expansion. Capital expenditures for the remainder of the year are estimated to range between $7 million to $13 million.

Projected cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments. Furthermore, the Company has $225 million of unsecured bank lines of credit available for its use. As of November 30, 1996, there were no outstanding borrowings under these lines of credit.

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

                         PART II.  OTHER INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES

         On November 21, 1996 Paychex, Inc. acquired Olsen Computer Systems, Inc. ("OCS") which licenses computer software to approximately 100 payroll service centers throughout the United States. Paychex issued 392,926 shares of its common stock to the two shareholders of OCS for all of the stock of OCS in an unregistered private placement under
         Section 4(2) of the Securities Act of 1933, as amended. No broker was involved in the transaction.

ITEM 5.  OTHER INFORMATION

         On August 26, 1996, the Company completed its merger with National Business Solutions, Inc. (NBS), now Paychex Business Solutions, Inc.
         (PBS).

         On October 30, 1996, the Company filed Form S-3, Registration #333-15105, primarily related to the public offering of shares for the acquisition of NBS.

         (See Notes to Consolidated Financial Statements, Note C)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

    THERE WERE NO EXHIBITS APPLICABLE FOR THE THREE MONTH PERIOD ENDED NOVEMBER 30, 1996.


(B) REPORTS ON FORM 8-K:

    ON OCTOBER 22, 1996, THE COMPANY FILED A FORM 8-K DATED SEPTEMBER 30, 1996 DISCLOSING COMBINED FINANCIAL RESULTS FOR THE FOUR MONTHS ENDED SEPTEMBER 30, 1996.

                                 SIGNATURES
                                 ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     JANUARY 14, 1997              /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     JANUARY 14, 1997              /s/ JOHN M. MORPHY
                                        ----------------------
                                        JOHN M. MORPHY
                                        VICE PRESIDENT, CHIEF
                                        FINANCIAL OFFICER AND
                                        SECRETARY