Form 10-Q
period 1997-02-28
PAYCHEX INC
filed 1997-03-26
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934


(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 1997
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------
For Quarter Ended February 28, 1997 Commission file number 0-11330
                  ---------------                        -------
                                PAYCHEX, INC.
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                          16-1124166
 ------------------------------             ----------------------
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
                                                   -----      ----

           CLASS                     OUTSTANDING AT FEBRUARY 28, 1997
------------------------------     -----------------------------------
(Common Stock, $.01 Par Value)             (72,312,009 Shares)

                        PAYCHEX, INC. AND SUBSIDIARIES

                                    INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE
------------------------------                                       ----

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

     CONSOLIDATED BALANCE SHEETS - FEBRUARY 28, 1997 AND
     MAY 31, 1996                                                       3

     CONSOLIDATED STATEMENTS OF INCOME - THREE AND NINE MONTHS
     ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996                      5

     CONSOLIDATED STATEMENTS OF CASH FLOWS - NINE MONTHS
     ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -
     FEBRUARY 28, 1997                                                  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 11


PART II. OTHER INFORMATION                                             14
--------------------------


SIGNATURES                                                             15
----------

                        PART I. FINANCIAL INFORMATION

                       PAYCHEX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               FEBRUARY 28,       MAY 31,
                                                  1997             1996
                                               ------------       -------
ASSETS                                         (UNAUDITED)
                                                    (in thousands)
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                 $  47,097       $  19,999
     INVESTMENTS                                 128,888         102,967
     INTEREST RECEIVABLE                           8,532           7,385
     TRADE ACCOUNTS RECEIVABLE                    42,076          42,076
     PREPAID EXPENSES AND OTHER
       CURRENT ASSETS                              3,052           1,903
     DEFERRED INCOME TAXES                         4,041           1,419
                                               ---------       ---------
          TOTAL CURRENT ASSETS                   233,686         175,749


PROPERTY AND EQUIPMENT
     LAND AND IMPROVEMENTS                         2,787           2,787
     BUILDINGS                                    24,645          24,145
     DATA PROCESSING EQUIPMENT                    48,315          43,439
     FURNITURE, FIXTURES AND EQUIPMENT            42,774          37,921
     LEASEHOLD IMPROVEMENTS                        3,429           2,718
                                               ---------       ---------
                                                 121,950         111,010

     LESS ALLOWANCE FOR DEPRECIATION
       AND AMORTIZATION                           68,468          60,355
                                               ---------       ---------
          NET PROPERTY AND EQUIPMENT              53,482          50,655

OTHER ASSETS                                       6,844           4,945
                                               ---------       ---------
          TOTAL ASSETS                         $ 294,012       $ 231,349
                                               =========       =========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                                               FEBRUARY 28,       MAY 31,
                                                  1997             1996
                                               ------------       -------
LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)
                                                    (in thousands)
CURRENT LIABILITIES
     TRADE ACCOUNTS PAYABLE                    $   3,821       $   4,183
     ACCRUED COMPENSATION AND
       RELATED ITEMS                              27,669          19,120
     RESERVE FOR WORKERS' COMPENSATION             2,014           1,235
     ACCRUED INCOME TAXES                          4,854             573
     OTHER ACCRUED EXPENSES                        9,929           5,941
     DEFERRED REVENUE                              4,836           4,934
                                               ---------       ---------
        TOTAL CURRENT LIABILITIES                 53,123          35,986

OTHER LIABILITIES
     DEFERRED INCOME TAXES                           141             416
     RESERVE FOR WORKERS' COMPENSATION               865             865
     CUSTOMER DEPOSITS                             1,519           1,038
     OTHER LONG-TERM LIABILITIES                   1,253             848
                                               ---------       ---------
       TOTAL LIABILITIES                          56,901          39,153

STOCKHOLDERS' EQUITY
     COMMON STOCK, $.01 PAR VALUE,
       AUTHORIZED 150,000,000 SHARES:
       ISSUED 72,312,009 AT FEBRUARY
       28, 1997 AND 71,632,456 AT
       MAY 31, 1996                                  723             716
     ADDITIONAL CAPITAL                           37,313          30,112
     RETAINED EARNINGS                           199,075         161,368
                                               ---------       ---------
       TOTAL STOCKHOLDERS' EQUITY                237,111         192,196
                                               ---------       ---------
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                 $ 294,012       $ 231,349
                                               =========       =========

               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                THREE MONTHS ENDED                          NINE MONTHS ENDED
                              ---------------------                       --------------------
                                           RESTATED                                   RESTATED
                            FEBRUARY 28,  FEBRUARY 29,                  FEBRUARY 28, FEBRUARY 29,
                              1997          1996                          1997         1996
                              ----          ----                          ----         ----
                                         (in thousands, except per share amounts)
PAYROLL REVENUE             $ 97,934       $ 80,715                     $269,945       $228,339
PEO/HRS REVENUE               97,628         72,760                      261,158        178,534
                            --------       --------                     --------       --------
TOTAL REVENUE               $195,562       $153,475                     $531,103       $406,873
                            --------       --------                     --------       --------
PEO/HRS DIRECT COSTS          89,208         66,310                      238,210        161,770
OPERATING COSTS               30,233         26,835                       84,856         75,010
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     51,099         43,222                      137,569        119,622
                            --------       --------                     --------       --------
    OPERATING INCOME          25,022         17,108                       70,468         50,471

OTHER INCOME                   1,764          1,447                        4,994          4,298
                            --------       --------                     --------       --------
    INCOME BEFORE INCOME
      TAXES                   26,786         18,555                       75,462         54,769

INCOME TAXES                   7,500          4,766                       21,035         14,724
                            --------       --------                     --------       --------

    NET INCOME              $ 19,286       $ 13,789                     $ 54,427       $ 40,045
                            ========       ========                     ========       ========

    EARNINGS PER SHARE      $    .27       $    .19 *                   $    .76       $    .56 *
                            ========       ========                     ========       ========

    CASH DIVIDENDS PER
      SHARE                 $    .09       $    .06 *                   $    .24       $    .16 *
                            ========       ========                     ========       ========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 72,230         71,394 *                     71,902         71,206 *
                            ========       ========                     ========       ========

           * ADJUSTED FOR THREE-FOR-TWO STOCK SPLIT IN MAY, 1996.
               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                   NINE MONTHS ENDED
                                             -------------------------------
                                                FEBRUARY 28,    FEBRUARY 29,
                                                  1997            1996
                                                  ----            ----
                                                     (in thousands)
OPERATING ACTIVITIES
   NET INCOME                                   $  54,427       $  40,045
   ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                 10,660          10,552
     NET CHANGE IN DEFERRED INCOME TAXES           (3,372)         (1,438)
     PROVISION FOR BAD DEBTS                        1,186             657
     NET REALIZED (GAIN) ON SALES OF
       AVAILABLE-FOR-SALE SECURITIES                 (135)           (588)
     CHANGES IN OPERATING ASSETS AND
     LIABILITIES:
        TRADE ACCOUNTS RECEIVABLE                  (1,187)           (232)
        ACCRUED INTEREST RECEIVABLE                (1,147)            280
        PREPAID EXPENSES AND OTHER
          CURRENT ASSETS                           (1,148)           (737)
        TRADE ACCOUNTS PAYABLE AND OTHER
          CURRENT LIABILITIES                      16,455           9,007
        DEFERRED REVENUE                              (98)          2,397
        RESERVE FOR WORKERS' COMPENSATION             778           2,022
        CUSTOMER DEPOSITS                             481             254
                                                ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          76,900          62,219

INVESTING ACTIVITIES
     INVESTMENT PURCHASES OF AVAILABLE-
        FOR-SALE SECURITIES                       (75,460)       (100,255)
     PROCEEDS FROM SALES OF AVAILABLE-
        FOR-SALE SECURITIES                        50,205          71,711
     PROCEEDS FROM MATURITIES OF AVAILABLE-
        FOR-SALE SECURITIES                           625           3,787
     ADDITIONS TO PROPERTY AND EQUIPMENT,
        NET OF DISPOSALS                          (13,219)        (14,183)
     NET CHANGE IN OTHER ASSETS                    (2,167)           (618)
                                                ---------       ---------
     NET CASH USED IN INVESTING ACTIVITIES        (40,016)        (39,558)

FINANCING ACTIVITIES
     PAYMENTS ON LONG-TERM DEBT                       -0-            (728)
     PROCEEDS AND TAX BENEFIT FROM EXERCISE
        OF STOCK OPTIONS                            7,415           1,973
     DIVIDENDS PAID                               (17,607)        (11,418)
     OTHER                                            406               1
                                                ---------       ---------
     NET CASH USED IN FINANCING ACTIVITIES         (9,786)        (10,172)
                                                ---------       ---------
(DECREASE) IN CASH
  AND CASH EQUIVALENTS                             27,098          12,489
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              19,999          14,812

CASH OBTAINED THROUGH ACQUISITIONS                    -0-             812
                                                ---------       ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                 $  47,097       $  28,113
                                                =========       =========

                      SEE NOTES TO FINANCIAL STATEMENTS

                       PAYCHEX, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              FEBRUARY 28, 1997

A) THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS OF PAYCHEX, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-Q AND
       ARTICLE 10 OF REGULATION S-X. ACCORDINGLY, THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, THE INFORMATION FURNISHED HEREIN REFLECTS ALL ADJUSTMENTS (CONSISTING OF NORMAL, RECURRING ACCRUALS) WHICH ARE NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS FOR THE INTERIM PERIOD. OPERATING RESULTS FOR THE THREE AND NINE-MONTH PERIODS ENDED FEBRUARY 28, 1997 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR THE YEAR ENDED MAY 31, 1997. THE ACCOMPANYING FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH FINANCIAL STATEMENTS AND FOOTNOTES PRESENTED IN THE COMPANY'S FORM 10-K AND ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 1996.

B) ALL OF THE FINANCIAL INFORMATION CONTAINED HEREIN HAS BEEN RESTATED TO REFLECT THE AUGUST 1996 MERGER OF PAYCHEX AND NATIONAL BUSINESS SOLUTIONS, INC. AS WELL AS THE FORMATION OF THE PEO/HUMAN RESOURCE SERVICES BUSINESS SEGMENT IN THE THIRD QUARTER OF FISCAL 1997.

C) DURING THE NINE-MONTH PERIOD ENDING FEBRUARY 28, 1997, 231,508 SHARES OF STOCK WERE ISSUED UPON EXERCISE OF STOCK OPTIONS.

       IN ADDITION, THE COMPANY GRANTED STOCK OPTIONS FOR APPROXIMATELY 793,000 SHARES, INCLUDING APPROXIMATELY 614,000 SHARES RELATED TO A BROAD BASED STOCK OPTION PLAN FOR IT'S EMPLOYEES.

D) ON AUGUST 26, 1996, THE COMPANY COMPLETED ITS MERGER WITH NATIONAL BUSINESS SOLUTIONS, INC. (NBS), NOW PAYCHEX BUSINESS SOLUTIONS, INC.
       (PBS) A PROFESSIONAL EMPLOYER ORGANIZATION, HEADQUARTERED IN ST. PETERSBURG, FLORIDA. THE OUTSTANDING COMMON STOCK OF NBS WAS EXCHANGED FOR 2,934,496 SHARES OF PAYCHEX COMMON STOCK, VALUED AT $140,000,000. THE TRANSACTION WAS ACCOUNTED FOR AS A POOLING OF INTERESTS; THEREFORE, PRIOR PERIOD FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT THIS MERGER.

       PBS IS A LEADING PROFESSIONAL EMPLOYER ORGANIZATION ("PEO"), WHICH PROVIDES SMALL AND MEDIUM-SIZED BUSINESSES WITH AN OUTSOURCING SOLUTION TO THE COMPLEXITIES AND COSTS RELATED TO EMPLOYMENT AND HUMAN RESOURCES.

E) ON AUGUST 29, 1996, THE COMPANY ACQUIRED ALL OF THE OUTSTANDING STOCK OF THE PAYROLL SERVICE, INC., IN EXCHANGE FOR APPROXIMATELY 55,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

F) ON NOVEMBER 21, 1996, THE COMPANY ACQUIRED ALL OF THE OUTSTANDING STOCK OF OLSEN COMPUTER SYSTEMS, INC., NOW PAYCHEX COMPUTER SYSTEMS, INC., IN EXCHANGE FOR APPROXIMATELY 393,000 SHARES OF PAYCHEX COMMON STOCK IN A BUSINESS COMBINATION ACCOUNTED FOR AS A POOLING OF INTERESTS. RESULTS OF OPERATIONS PRIOR TO THE MERGER HAVE NOT BEEN RESTATED AS THE EFFECTS WOULD BE IMMATERIAL.

G) CERTAIN AMOUNTS FROM THE PRIOR YEAR ARE RECLASSIFIED TO CONFORM TO FISCAL 1997 PRESENTATIONS.

H)     SEGMENT INFORMATION

THE COMPANY OPERATES IN TWO MAJOR SEGMENTS, PAYROLL AND PEO/HUMAN RESOURCE SERVICES (PEO/HRS). THE PAYROLL SEGMENT IS ENGAGED IN THE PREPARATION OF PAYROLL CHECKS, INTERNAL ACCOUNTING RECORDS AND ALL FEDERAL, STATE AND LOCAL PAYROLL TAX RETURNS FOR SMALL TO MEDIUM-SIZED BUSINESSES. THE PEO/HRS SEGMENT SPECIALIZES IN PROVIDING SMALL AND MEDIUM-SIZED BUSINESSES WITH COST-EFFECTIVE OUTSOURCING OF HUMAN RESOURCE ADMINISTRATION, EMPLOYMENT REGULATORY COMPLIANCE, WORKERS' COMPENSATION COVERAGE, HEALTH CARE AND OTHER EMPLOYEE RELATED RESPONSIBILITIES. CONSISTENT WITH PEO INDUSTRY PRACTICE, REVENUE INCLUDES ALL AMOUNTS BILLED TO CLIENTS FOR THE SERVICES PROVIDED BY THE PEO/HRS SEGMENT. PEO/HRS ALSO PROVIDES BUSINESS OWNERS WHO DO NOT CHOOSE TO BE CO-EMPLOYERS WITH EMPLOYEE HANDBOOKS, SECTION 125 PLANS AND 401(K) PLAN RECORDKEEPING SERVICES.

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                -------------------------------     -----------------------------
                                                                     RESTATED                           RESTATED
                                                  FEBRUARY 28,     FEBRUARY 29,      FEBRUARY 28,     FEBRUARY 29,
                                                    1997             1996              1997             1996
                                                    ----             ----              ----             ----
                                                                          (in thousands)
REVENUE
   PAYROLL                                        $ 97,934         $ 80,715          $269,945         $228,339
   PEO/HRS                                          97,628           72,760           261,158          178,534
                                                  -------------------------          -------------------------
     TOTAL REVENUE                                 195,562          153,475           531,103          406,873

PEO/HRS DIRECT COSTS                                89,208           66,310           238,210          161,770
                                                  -------------------------          -------------------------
REVENUE, LESS PEO/HRS DIRECT COSTS                 106,354           87,165           292,893          245,103

OPERATING COSTS
   PAYROLL                                          27,228           24,851            77,353           69,467
   PEO/HRS                                           3,005            1,984             7,503            5,543
                                                  -------------------------          -------------------------
     TOTAL OPERATING COSTS                          30,233           26,835            84,856           75,010

SELLING, GENERAL AND ADMIN
   PAYROLL                                          44,821           38,577           121,449          105,541
   PEO/HRS                                           4,488            3,679            11,137           10,439
                                                  -------------------------          -------------------------
     TOTAL SELLING, GENERAL AND ADMIN               49,309           42,256           132,586          115,980

OPERATING INCOME
   PAYROLL                                          25,885           17,287            71,143           53,331
   PEO/HRS                                             927              787             4,308              782
                                                  -------------------------          -------------------------
     TOTAL OPERATING INCOME                         26,812           18,074            75,451           54,113

GENERAL CORPORATE EXPENSES                           1,790              966             4,983            3,642
OTHER INCOME - NET                                   1,764            1,447             4,994            4,298
                                                  -------------------------          -------------------------
INCOME BEFORE TAXES                               $ 26,786         $ 18,555          $ 75,462         $ 54,769
                                                  =========================          =========================

                       PAYCHEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis reviews the Company's operating results for the quarters ended February 28, 1997 and February 29, 1996, and its financial condition at February 28, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the May 31, 1996 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements, as well as Form 8-K filed on July 9, 1996 which contained audited financial statements of National Business Solutions, Inc., discussed below. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion. (See Footnote "Other".)

Results of operations for 1997 and 1996 have been restated to reflect Paychex' August 26, 1996 merger with National Business Solutions, Inc. (NBS) now Paychex Business Solutions, Inc. (PBS), a Professional Employer Organization
(PEO) headquartered in St. Petersburg, Florida. The transaction was accounted for as a pooling of interests. Financial information was also restated to reflect the formation of the PEO/Human Resource Services (PEO/HRS) business segment during the third quarter of fiscal 1997.

On August 29, 1996 and November 21, 1996, the company acquired all of the outstanding stock of the Payroll Service, Inc. and Olsen Computer Systems, Inc., respectively, in exchange for approximately 448,000 total shares. The business combinations were accounted for as pooling of interests. Results of operations prior to the mergers have not been restated as the effects would be immaterial.

Results of Operations
_____________________
Paychex earned a record consolidated net income of $19.3 million or $.27 per share for the third quarter ended February 28, 1997, up 40% over consolidated net income of $13.8 million or $.19 per share for the same quarter last year. Consolidated revenue for the quarter reached $195.6 million, an increase of 27% over $153.5 million for the same period last year.

For the nine months ended February 28, 1997, net income increased 36% to $54.4 million or $.76 per share, compared to net income of $40.0 million or $.56 per share for the same period last year. Total revenue for the nine month period reached $531.1 million, an increase of 31% over $406.9 million reported for the first nine months of the previous fiscal year.

Payroll Segment
_______________
For the quarter ended February 28, 1997, operating income from payroll services increased 50% to $25.9 million from $17.3 million for the same quarter last year. Payroll Service revenue was $97.9 million, an increase of 21% over last year's revenue of $80.7 million.

For the nine months ended February 28, 1997, operating income from payroll services increased 33% to $71.1 million from $53.3 million for the same nine months last year. Payroll Service revenue was $270.0 million, an increase of 18% over last year's revenue of $228.3 million.

Strong growth in our payroll client base and improved penetration of Taxpay, Direct Deposit and Check Signing were major contributors to continued record performance in the third quarter.

Paychex currently serves 256,000 payroll clients, with 169,000 utilizing Taxpay; 70,000 taking advantage of Direct Deposit for their employees; and 26,000 using our Check Signing option.

Operating costs were 28% and 29% of revenue for the current three and nine month periods, down from 31% and 30% for the respective periods last year. Most of the decrease resulted from lower costs, as a percentage of revenue, associated with delivery, wages and facilities. Full year operating costs, as a percentage of revenue, are expected to be slightly lower than last year. (See Footnote "Other".)

Selling, general and administrative expenses were 46% and 45% of revenue for the three and nine month periods ended February 28, 1997, down from 48% and 46% for the respective periods last year. As a percentage of revenue, wages were lower in the current quarter and nine month periods, versus the same periods last year. Selling, general and administrative expenses, as a percentage of revenue, have been decreasing over the past few years. The Company expects this trend to continue for the remainder of fiscal 1997. (See Footnote "Other".)

PEO/Human Resource Services Segment
___________
During the third quarter of fiscal 1997, Paychex Business Solutions, Inc.
(PBS) our PEO and the Human Resource Services Division, formerly included in the Payroll segment, were combined into one business unit PEO/Human Resource Services (PEO/HRS). The combination will enhance opportunities to grow the PEO business as we take full advantage of our more than 100 person Human Resources Services sales force and the Divison's experience in providing many clients with 401-K recordkeeping, Section 125 healthcare plans, workers' compensation, employee handbooks and other human resource services.

For the quarter ended February 28, 1997, operating income from PEO/Human Resource Services increased 18% to $0.9 million from $0.8 million for the same quarter last year. Third quarter operations include approximately $0.4 million of start up costs related to the March opening of six PEO offices in Southern California. PEO/HRS revenue was $97.6 million, an increase of 34% over last year's revenue of $72.8 million.

Operating income for the nine months ended February 28, 1997 from the PEO/HRS segment increased 451% to $4.3 million from $0.8 million for the same period in 1996. Revenues rose to a record $261.2 million, an increase of 46% over last year's revenue of $178.5 million.

Expansion of the PEO/HRS client base continues to be strong as we now have 12,000 worksite employees representing an increase of 35% over the same time last year. The HRS 401(k) product services over 2,500 plans an increase of 142% over last year.

PBS now offers PEO/HRS services to Paychex payroll clients in Florida and Southern California and plans to expand to other select locations. Worksite employees are expected to continue to increase as PBS expands into new geographic areas. It is the intention of management to continue to fund the PEO/HRS expansion program from its operating profits. (See Footnote "Other".)

Liquidity and Capital Resources
_______________________________
Net cash provided by consolidated operating activities totaled $76.9 million for the nine months ended February 28, 1997 as compared to $62.2 million in 1996. Net income for the period contributed a record $54.4 million, representing a 36% gain over net income of $40 million achieved for the same period last year.

Company owned investments and investments of client funds held for Taxpay and Direct Deposit consist primarily of tax-exempt municipal securities issued by various governmental agencies and short-term money market securities. At February 28, 1997, the total client Taxpay and Direct Deposit funds held by the Company were $936.8 million. The Company continues to control credit and market risks by investing primarily in AAA and AA rated municipal securities, by limiting amounts that can be invested in any single instrument, and by investing in short-to intermediate-term instruments where market value is less sensitive to interest rate changes.

Capital expenditures for the third quarter and year to date periods totalled $4.5 million and $14.6 million, respectively. In addition, the Company completed its planned upgrade of laser printing equipment in branch offices through a five year operating lease commitment of approximately $10.5 million. The Company also invested in planned furniture and fixtures expenditures related to continued growth and expansion of both the Payroll and PEO/HRS business segments. Capital expenditures for the remainder of the year are estimated to range between $3 million to $7 million. (See Footnote "Other".)

Projected cash flows are expected to be adequate to support normal business operations, planned capital expenditures and dividend payments. Furthermore, the Company has $225 million of unsecured bank lines of credit available for its use. As of February 28, 1997, there were no outstanding borrowings under these lines of credit.

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

                         PART II.  OTHER INFORMATION

All items are either inapplicable or would result in negative responses and, therefore, have been omitted.

                                 SIGNATURES
                                 ----------

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                        PAYCHEX, INC. AND SUBSIDIARIES






DATE:     MARCH 26, 1997                /s/ B. THOMAS GOLISANO
                                        ----------------------
                                        B. THOMAS GOLISANO
                                        CHAIRMAN, PRESIDENT AND CHIEF
                                        EXECUTIVE OFFICER




DATE:     March 26, 1997                /s/ JOHN M. MORPHY
                                        ----------------------
                                        JOHN M. MORPHY
                                        VICE PRESIDENT, CHIEF
                                        FINANCIAL OFFICER AND
                                        SECRETARY