Form 10-K
period 1997-05-31
PAYCHEX INC
filed 1997-08-15
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required]

For the fiscal year ended May 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of 7/31/97 was $3,664,859,233. The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of 7/31/97 was 108,582,592.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
Certain specified portions of the registrant's annual report to security holders for the fiscal year ended May 31, 1997 (the "Annual Report") are incorporated herein by reference in response to Part II, Items 5 through 8, inclusive. Certain specified portions of the registrant's definitive proxy statement to be filed within 120 days after May 31, 1997 (the "Proxy Statement") are incorporated herein by reference in response to Part III, Items 10 through 12, inclusive.

                                PAYCHEX, INC.
                           INDEX TO ANNUAL REPORT
                                ON FORM 10-K

PART I                                                          Page

Item 1:         Business                                         4

Item 2:         Properties                                      12

Item 3:         Legal Proceedings                               12

Item 4:         Submission of Matters to a Vote of Security
                  Holders                                       12


PART II

Item 5:         Market for the Registrant's Common Equity
                  and Related Stockholder Matters               13

Item 6:         Selected Financial Data                         14

Item 7:         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                    14

Item 8:         Financial Statements and Supplementary Data     14

Item 9:         Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure        14


PART III

Item 10:        Directors and Executive Officers of the
                  Registrant                                    15

Item 11:        Executive Compensation                          15

Item 12:        Security Ownership of Certain Beneficial
                  Owners and Management                         15

Item 13:        Certain Relationships and Related
                  Transactions                                  15


PART IV

Item 14:        Exhibits, Financial Statements and Reports
                  on Form 8-K                                   16

Signatures                                                      18

                                   PART I

Item 1.  Business
         --------

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------
Paychex, Inc. (the "Company" or "Paychex"), a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. The Company's corporate headquarters is located in a suburb of Rochester, New York. The Company's fiscal year is from June 1 through May 31.

On August 26, 1996, the Company acquired all of the common stock of National Business Solutions, Inc., now Paychex Business Solutions, Inc., a professional employer organization (PEO) headquartered in St. Petersburg, Florida, in exchange for 4,401,744 shares of Paychex common stock in a business combination accounted for as a pooling of interests. All financial information has been restated to reflect this merger. In the third quarter of fiscal 1997, PBS was combined with the Company's Human Resources Services
(HRS) division to form the HRS-PEO business segment.

The Company acquired the common stock of Olsen Computer Systems, Inc., and The Payroll Service, Inc., in fiscal 1997 and Pay-Fone Systems, Inc., in fiscal 1996 in business combinations accounted for as pooling of interests. During fiscal 1996, the Company acquired the common stock of The Payroll Company, Inc. (d/b/a Payday) in a business combination accounted for as a purchase transaction. Each of these business combinations involved the issuance of Paychex common stock and did not have a significant impact on the Company's financial position and results of operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------
Financial information about business segments is contained in Note J - Segment Financial Information in the Notes to the Consolidated Financial Statements contained in Exhibit 13, Portions of the Annual Report to Stockholders for 1997, which is incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS
---------------------------------

Overview
--------
The Company operates in two major business segments: (1) Payroll and (2) Human Resource Services-Professional Employer Organization (HRS-PEO).

The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, all Federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The Payroll segment collects and remits funds as part of its Electronic Network Services (ENS) products. In connection with Taxpay, the automated tax payment and filing service, the segment collects payroll taxes, files the applicable tax returns and pays taxes to the appropriate taxing authorities. The Direct Deposit product collects net payroll from client accounts and provides automatic salary deposit for employees.

The HRS portion of the HRS-PEO segment provides businesses with 401(k) plan recordkeeping services, group benefits and workers' compensation insurance services, section 125 plans, employee handbooks and management services. The 401(k) recordkeeping service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services.

The PEO portion of the HRS-PEO segment operates as Paychex Business Solutions, Inc. (PBS), previously National Business Solutions, Inc., and is engaged primarily in providing human resource management and personnel administration services to a diverse client base of small- to medium-sized businesses through a network of branch offices located in Florida, Georgia and California. The PEO provides certain managed care services, including managed health care, employee assistance programs, drug-free workplace programs, comprehensive workers' compensation management, risk management and loss containment services. Consistent with PEO industry practice, direct costs billed include the wages and payroll taxes of worksite employees, their related benefit premiums and claims, including workers' compensation, and other direct costs.

Payroll Segment
---------------
Paychex' Payroll segment is a national payroll processing and payroll tax preparation service provided to over 262,000 small- to medium-sized businesses within the United States. The Company believes that in number of clients it is the second largest payroll accounting service company in the country. The Payroll segment prepares and furnishes paychecks, earnings statements and internal accounting records such as journals, summaries and earnings histories. The segment also prepares for its clients all required monthly, quarterly and annual payroll tax returns for Federal, state and local governments. Over 68% of its clients nationwide utilize TAXPAY, a service which provides automatic payment of payroll taxes and filing of quarterly and annual payroll tax returns. The segment also provides enhanced payroll services, including a digital check signing and inserting service and an automatic salary deposit service, DIRECT DEPOSIT. The DIRECT DEPOSIT service electronically transmits the net payroll for a client's employees to banks throughout the Federal Reserve System.

The Payroll segment markets its services principally to small- and medium-sized businesses through its 79 branch operating centers and 23 sales offices located in major metropolitan areas. Its market share in branch processing center territories ranges from 1% to approximately 20%. No client accounts for as much as 1% of its revenue.

Clients may discontinue Paychex payroll service at will. Approximately 80% of the businesses which were clients in fiscal year 1995 or 1996 continued to be clients in the succeeding fiscal year. Ownership changes or business failures common to small businesses are the primary causes of client loss.

Paychex employs payroll specialists who communicate primarily by telephone with their assigned clients each payroll period to record the hours worked by each employee and any personnel or compensation changes. These specialists are trained by Paychex in all facets of payroll preparation and applicable tax regulations. All information furnished by a client is handled by someone who is "payroll intelligent" and familiar with that client's payroll.

The Paychex payroll system is an on-line, direct entry computer system which enables the payroll specialist, upon receiving the information from the client over the telephone, to enter it simultaneously. Payroll processing is decentralized and performed in most Paychex branches while TAXPAY and DIRECT DEPOSIT processing are centralized at a leased facility in Rochester, New York. Sales offices utilize a nearby branch for processing.

During fiscal 1997, the Company acquired Olsen Computer Systems, Inc., now Paychex Computer Systems, Inc.(PCS). PCS has licensed its payroll and human resource software to over 100 service bureaus who have over 20,000 clients throughout the United States. The software is named RAPID PAYROLL and is capable of generating complex wage- and job-based reports, including labor distributions, general ledger reports, vacation accruals, job costing, tip allocations, 401(k) and section 125 calculations and union-related calculations. The software is ideal for companies ranging from fifty to two hundred employees. Since the purchase of PCS, the Company has not sold any licenses of the software and continues to provide support for prior existing licensees. The Company's RAPID PAYROLL service bureaus compete with existing RAPID PAYROLL licensees in offering the same or similar payroll services in those markets where the Company and the licensees have offices.

Payroll Competition

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

HRS-PEO Segment
----------------

Human Resource Services

The HRS-PEO segment provides human resource products and services through its HRS division, on an a la carte basis to clients who choose to provide these benefits directly rather than through a co-employer relationship with PBS, the Company's PEO division. Among the HRS products is a 401(k) recordkeeping service. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services. The HRS division of this segment also offers Cafeteria Plan products approved under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, with a resultant reduction in payroll taxes to employers and employees. The Flexible Spending Account Plan allows a client's employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required administration, compliance and coverage tests are provided with these services.

Other HRS products include customized employee handbooks, management manuals, job descriptions and personnel forms. These have been designed to simplify clients' office processes and enhance their employee benefits programs. Also available is a measurement and evaluation tool to assist clients in the process of hiring, training and developing employees. Group insurance products are offered in selected geographical areas.


Professional Employer Organization Services

PBS, a subsidiary of Paychex, Inc., is a leading professional employer organization, which provides small- and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. As of May 31, 1997, PBS provided professional employer services to over 400 client worksite employer organizations with over 13,800 employees, primarily in Florida, Georgia and California.

Five Core Activities

PBS provides professional employer services through five core activities: (i) human resource administration, (ii) employer regulatory compliance management,
(iii) worker compensation cost containment and safety management, (iv) employee benefits and related administration and (v) payroll processing and tax compliance. By engaging PBS to provide these services, clients are freed to concentrate their resources on their core businesses.

(i) Human Resource Administration. PBS' comprehensive human resource services reduce the employment-related administrative burdens faced by its clients, and provide worksite employees with a wide array of benefits typically offered by large employers. As a professional employer, PBS is responsible for payroll, payroll tax deposits, payroll tax reporting, employee file maintenance, unemployment claims, and monitoring and responding to changing regulatory requirements. PBS develops and administers customized personnel policies and procedures for each of its clients, relating to, among other things, recruiting, performance appraisals, discipline and terminations. PBS also provides recruiting, orientation, training, counseling, substance abuse awareness and outplacement services for worksite employees.

(ii) Employer Regulatory Compliance Management. PBS' Client Services Agreement establishes the contractual division of responsibility between PBS and its clients for various payroll, personnel, and benefits matters including compliance with and liability under employment related regulatory requirements. Laws and regulations applicable to employers include state and federal tax laws, and discrimination, sexual harassment and other civil rights laws.

Although the Client Services Agreement requires the client to indemnify PBS for any liability attributable to client conduct, PBS may not be able to collect under the indemnification clause of its contract with clients.

(iii) Workers Compensation Cost Containment and Safety Management. Workers compensation is a state-mandated, comprehensive insurance program that requires employers to fund medical expenses, lost wages and other costs that result from work-related injuries and illnesses, regardless of fault and without any copayment by the employee. PBS seeks to control its workers compensation costs through comprehensive risk evaluation of prospective clients, the prevention of workplace injuries, early intervention in each employee injury, intensive management of the medical costs related to such injuries and the prompt return of employees to work.

PBS seeks to prevent workplace injuries by implementing a wide variety of training, safety and mandatory drug-free workplace programs (including pre-employment, random and post accident drug testing). Specific components of the PBS proprietary managed care system include the prompt identification and reporting of injuries, the use of PBS's carrier for designated health care providers, utilization and fee review, telephonic claims and case management, auditing of bills and other techniques designed to reduce medical costs. PBS's efforts to return employees to work quickly involve both rehabilitation services and the placement of employees in transitional, modified-duty positions until they are able to resume their former positions.

(iv) Employee Benefits and Related Administration. PBS currently offers to worksite employees an employee benefits package which includes several health care options, such as Preferred Provider Organizations ("PPOs"), Health Maintenance Organizations ("HMOs"), and Exclusive Provider Organizations ("EPOs"). Supplemental benefit programs offer dental care, vision care, prescription drugs, an employee assistance plan, mental health benefits and several life and disability insurance options. PBS also offers 401(K) retirement savings and cafeteria plans to its eligible employees. In its role as administrator, PBS delivers participant benefits to worksite employees and monitors and reviews claims for loss control purposes, as well as reconciliation of health premium billings and COBRA compliance. PBS believes that its ability to provide and administer a wide variety of employee benefits on behalf of its clients tends to mitigate the competitive disadvantage small and medium-sized businesses normally face in the areas of employee benefit cost control and employee recruiting and retention.

(v) Payroll Processing and Tax Compliance. PBS offers complete payroll processing, preparation of payroll checks and direct deposits, federal and state tax deposits, monthly and quarterly federal and state tax reporting, and year end W-2 processing and distribution. The Company provides each of its clients with a payroll reporting package which includes payroll and human resource reports. At present, each of these reports and the payroll process used by PBS are different from those used by its parent, Paychex, Inc.

PBS's standard PEO services agreement provides for an initial one year term, subject to termination by PBS or the client at any time during the first year upon 60 days' prior written notice, and thereafter annually. Revenues from professional employer services are based on a pricing model that takes into account the gross pay of each employee and a mark-up which includes the estimated costs of federal and state employment taxes, workers compensation, employee benefits and the human resource administrative services, as well as a provision for profit. The specific mark-up varies by client based on the workers compensation classification of the worksite employees and their eligibility for health care benefits. Accordingly, the Company's average mark-up percentage will fluctuate based on client mix.

HRS-PEO Sales Process

HRS-PEO products and services are sold through a sales organization separate from that which sells Payroll services. This segment markets its products and services through a direct sales force experienced in fields related to one or more of its core services. Since PBS's acquisition by Paychex in August 1996, its sales force and the HRS sales force have been undergoing cross training.

The HRS division sells the majority of its products and services to existing Payroll segment clients since the processed payroll information provides the data integration necessary to provide the service.

PBS generates sales leads from two primary sources: direct sales efforts and referrals, including referrals of existing Payroll segment clients. These leads result in initial presentations to prospective clients. PBS sales executives then gather information about the prospective client and its employees, including job classification, workers compensation claims history, health insurance claims history, salary and the desired level of employee benefits. These various factors are reviewed in the context of PBS's pricing model and client selection guidelines. A client proposal is prepared and submitted to acceptable clients.

This prospective client screening process plays a vital role in controlling PBS's cost and limiting exposure to liability. Once a prospective client accepts PBS's proposal and has passed the PBS due diligence process, PBS schedules the client conversion process. The PBS Client Services Manager then assumes the responsibility as team leader for administering the client's human resources and benefits as well as coordinating the Company's response to the client's needs for administrative support and responding to any questions or problems encountered by clients.

HRS-PEO Competition

HRS-PEO segment competitors include (i) traditional in-house human resource departments, (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers compensation insurers, HMOs and other specialty managed care providers.

Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, and price. PBS believes that name recognition, regulatory expertise, financial resources, risk management and data processing capability distinguish leading PEOs from the rest of the industry.

PBS believes that barriers to entry into the PEO industry are increasing and include the following: (i) the complexity of the PEO business and the need for expertise in the multiple human resources disciplines; (ii) the three to five years of experience required to establish experience ratings in key cost areas of workers compensation, health insurance and unemployment; and (iii) the need for sophisticated management information systems to track all aspects of business in a high-growth environment.

SOFTWARE MAINTENANCE AND PRODUCT DEVELOPMENT
--------------------------------------------
The ever-changing mandates of Federal, state and local taxing authorities compel the Company to continuously update its proprietary software. The Company is also engaged in developing ongoing enhancements to its software to meet the changing requirements of its clients and the marketplace. However, the Company is not engaged, to any significant extent, in basic software research and development.

WARRANTY PAYMENTS
-----------------
Paychex warrants its services, agreeing to reimburse any client for penalties and interest incurred as a result of a Paychex error. Payroll segment warranty claims paid in fiscal years 1997, 1996 and 1995 were approximately $969,000, $783,000 and $410,000, respectively. HRS-PEO segment warranty claims paid in fiscal 1997, 1996 and 1995 were approximately $30,000, $11,000 and $0, respectively.

INVESTMENT RISKS
----------------
Investments consist of various government securities, investment grade municipal securities, money market funds and other cash equivalents. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities, A-rated or better money market funds and by limiting amounts that can be invested in any single instrument. The Company invests in short- to intermediate-term securities as they are less sensitive to interest rate fluctuations. At May 31, 1997, the portfolio of securities had an average duration of 2.6 years.

EMPLOYEES
---------
Paychex currently employs approximately 4,440 persons, of which 4,200 are full time and 240 are part-time.

TRADEMARKS
----------
The Company has a number of trademarks registered in the U.S. Patent and Trademark Office including the names PAYCHEX, TAXPAY, PAYLINK and RAPID PAYROLL. The Company believes these trademarks are of material importance to its business.

SEASONALITY
-----------
There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are paid in that quarter, resulting in higher selling expenses for the third quarter.

Item 2.  Properties
         ----------
The Company's headquarters for both business segments and corporate functions are housed in a 139,000 square foot building complex owned by the Company in a Rochester, New York suburb. In addition, approximately 44,000 square feet is leased in several office complexes within the Rochester area. These leased facilities house other Corporate functions, other Payroll operations and a telemarketing unit.

The Payroll segment leases space for its branch and sales offices at various locations throughout the United States. The average size of a branch office and a sales office is 10,000 square feet and 850 square feet, respectively.

RAPID PAYROLL service bureaus operate in leased facilities with an average of 5,700 square feet in Orange County, Cerritos and Pleasanton, California and Chicago, Illinois.

The HRS division occupies a 62,000 square foot office and distribution facility owned by the Company and located within 10 miles of the Corporate headquarters. HRS sales forces share space in some of the Payroll branches and sales offices.

PBS is headquartered in St. Petersburg, Florida, in a leased building shared with its Tampa Bay PEO unit. Three other PEO units are located in leased facilities in Hollywood and Orlando, Florida, and in Atlanta, Georgia. These leased facilities average 7,700 square feet of office space. Nine additional PEO units are located in southern California and Florida and share space with the Payroll branches in that area.

The Company believes that adequate, suitable lease space will continue to be available for its needs.

Item 3.  Legal Proceedings
         -----------------
There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1997.

                                   Part II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters
         -------------------
The Company's common stock is traded in the over-the-counter market and quoted on the NASDAQ National Market System under the symbol PAYX. Quarterly high and low bid information reported by NASDAQ National Markets System and related dividend information of the Company for the past two years is set forth below. The high and low prices and dividends per share have been adjusted to reflect the three-for-two stock splits declared in May 1997 and May 1996.

Year Ended May 31       1997           1997              1996           1996
                    Market Price     Dividends       Market Price     Dividends
                      per Share    Paid per Share      per Share    Paid per Share
--------------------------------------------------------------------------------------
                   High     Low                     High      Low

1st Quarter       $37.38   $26.88       $.04       $18.58    $13.08      $.03
2nd Quarter        42.38    33.13        .06        20.92     18.00       .04
3rd Quarter        37.88    28.38        .06        26.08     17.67       .04
4th Quarter        37.38    25.50        .06        31.33     22.92       .06
--------------------------------------------------------------------------------------

On July 31, 1997, there were 6,198 holders of record of the Company's common stock. The level of future dividends is necessarily dependent on the Company's future earnings and cash flows.

During the past three fiscal years, the Company made four acquisitions in which it issued shares of $.01 par value common stock ("Common Stock") which were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration created by Section 4(2) of the Act.

1. November 21, 1996 - The Company acquired all of the issued and outstanding stock of Olsen Computer Systems, Inc., in a merger in which 589,389 shares of Common Stock were issued to the two Olsen Shareholders. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

2. August 29, 1996 - The Company acquired all of issued and outstanding stock of The Payroll Service, Inc., in a merger in which 82,781 shares of Common Stock were issued to the sole shareholder of The Payroll Service, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholder, his non-distributive intent and the legending of his stock certificates.

3. August 26, 1996 - The Company acquired all of the issued and outstanding stock of National Business Solutions, Inc., in a merger in which 4,401,744 shares of Common Stock were issued to the four shareholders of National Business Solutions, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

4. September 29, 1995 - The Company acquired all of the issued and outstanding stock of The Payroll Company, Inc. (d/b/a Payday), in a merger in which 260,762 shares of Common Stock were issued to the two shareholders of The Payroll Company, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

The number of shares of Common Stock issued in each of the above-transactions has been restated to reflect subsequent three-for-two stock splits in May 1997 and May 1996.

Item 6.  Selected Financial Data
         -----------------------
The information required is set forth in the Company's Annual Report under the heading "Selected Financial Data" and is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------
The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
The financial statements required are identified in Item 14 (a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         ------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------
There has been no change in accountants or reported disagreements on accounting principles or practices or financial statement disclosures.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Proposal 1 - Election of Directors" under the heading "Nominees for Election" and the section entitled "Other Executive Officers" and is incorporated herein by reference.

Item 11.  Executive Compensation
          ----------------------
The information required is set forth in the Company's definitive Proxy Statement in the section entitled "Executive Officer Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------
The information required is set forth in the Company's definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
There were no relationships or related transactions required to be reported.

                                   Part IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
          ------------------------------------------------------

(a)  1.   Financial Statements and Supplementary Data
          -------------------------------------------
     The following financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

     Report of Independent Auditors

     Consolidated Statements of Income - Years ended May 31, 1997, 1996 and
     1995

     Consolidated Balance Sheets - May 31, 1997 and 1996 Restated

     Consolidated Statements of Stockholders' Equity - Years ended May 31, 1997, 1996 Restated and 1995 Restated

     Consolidated Statements of Cash Flows - Years ended May 31, 1997, 1996 Restated and 1995 Restated

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

     (13) Portions of the Annual Report to Stockholders for the Fiscal Year ended May 31, 1997. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (19)      Previously unfiled documents - none.

     (21)      Subsidiaries of the registrant.

     (23)      Consents of experts and counsel.

     (24)      Powers of Attorney for Directors.

Item 14.(b)  Reports on Form 8-K
             -------------------
The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PAYCHEX, INC.

  Dated:  August 15, 1997  By:      /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman, President,
                                    Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Dated:  August 15, 1997 By:       /s/ B. Thomas Golisano
                                    -----------------------------
                                    B. Thomas Golisano, Chairman, President,
                                    and Chief Executive Officer and Director

  Dated:  August 15, 1997 By:       /s/ Donald W. Brinckman*
                                    -------------------------------
                                    Donald W. Brinckman, Director

  Dated:  August 15, 1997 By:       /s/ Steven D. Brooks*
                                    -------------------------------
                                    Steven D. Brooks, Director

  Dated:  August 15, 1997 By:       /s/ G. Thomas Clark*
                                    -------------------------------
                                    G. Thomas Clark, Director

  Dated:  August 15, 1997 By:       /s/ Phillip Horsley*
                                    -------------------------------
                                    Phillip Horsley, Director

  Dated:  August 15, 1997 By:       /s/ Grant M. Inman*
                                    -------------------------------
                                    Grant M. Inman, Director

  Dated:  August 15, 1997 By:       /s/ Harry P. Messina, Jr.*
                                    -------------------------------
                                    Harry P. Messina, Jr., Director

  Dated:  August 15, 1997 By:       /s/ J. Robert Sebo*
                                    -------------------------------
                                    J. Robert Sebo, Director

  Dated:  August 15, 1997 By:       /s/ John M. Morphy
                                    -------------------------------
                                    John M. Morphy, Vice President, Chief
                                    Financial Officer and Secretary
                                    (Principal Accounting Officer)

                             *By:   /s/ B. Thomas Golisano
                                    -------------------------------
                                    B. Thomas Golisano, as Attorney-in-Fact