Form 10-Q
period 1997-08-31
PAYCHEX INC
filed 1997-10-14
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         August 31, 1997
                               -------------------------------
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------

Commission file number 0-11330
                       -------
                          PAYCHEX, INC.
--------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           DELAWARE                               16-1124166
 ------------------------------               ----------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)


    911 PANORAMA TRAIL SOUTH,   ROCHESTER,  NEW YORK  14625-0397
--------------------------------------------------------------------
   (Address of principal executive offices)           (Zip Code)


(Registrant's telephone number, including area code) (716)385-6666
                                                     ---------------

--------------------------------------------------------------------
      (Former name, former address and former fiscal year, if
                   changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  x   . NO      .
                                                   -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value            108,602,308 Shares
----------------------------     -----------------------------------
           CLASS                  OUTSTANDING AT SEPTEMBER 30, 1997

                                PAYCHEX, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE
------------------------------                                        ----

Item 1.  Financial Statements

     Consolidated Balance Sheets - August 31, 1997 and
     May 31, 1997                                                       3

     Consolidated Statements of Income - For the Three Months
     Ended August 31, 1997 and 1996                                     4

     Consolidated Statements of Cash Flows - For the Three Months
     Ended August 31, 1997 and 1996 (Restated)                          5

     Notes To Consolidated Financial Statements -
     August 31, 1997                                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   12

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders           13

Item 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                             14
----------

                        PART I. FINANCIAL INFORMATION

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands except share amounts)

                                                     August 31,        May 31,
                                                           1997           1997
ASSETS                                               (UNAUDITED)      (AUDITED)
  Current assets:
    Cash and cash equivalents                        $   53,316     $   50,213
    Investments                                         146,062        132,780
    Interest receivable                                   9,582         10,462
    Accounts receivable                                  49,142         45,527
    Deferred income taxes                                   869          2,560
    Prepaid expenses and other current assets             2,394          2,486
                                                      ---------      ---------
  Current assets before ENS investments                 261,365        244,028
    Electronic Network Services investments (1)         920,565        896,633
                                                      ---------      ---------
  Total current assets                                1,181,930      1,140,661
  Property and equipment - net                           55,536         54,178
  Deferred income taxes                                     290             72
  Other assets                                            6,578          6,412
                                                      ---------      ---------
Total assets                                         $1,244,334     $1,201,323
                                                      =========      =========
LIABILITIES
  Current liabilities:
    Accounts payable                                 $    4,294     $    5,649
    Accrued compensation and related items               21,118         26,969
    Deferred revenue                                      3,326          4,335
    Reserve for workers' compensation                     2,011          1,813
    Accrued income taxes                                 10,051          1,774
    Other current liabilities                            10,721          9,427
                                                      ---------      ---------
  Current liabilities before ENS client deposits         51,521         49,967
    Electronic Network Services client deposits (1)     918,275        896,080
                                                      ---------      ---------
  Total current liabilities                             969,796        946,047
  Other liabilities:
    Reserve for workers' compensation                     1,230            928
    Other long-term liabilities                           3,602          2,806
                                                      ---------      ---------
Total liabilities                                       974,628        949,781

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized
    150,000,000 shares                                    1,086          1,085
      Issued:  108,600,209 and
         108,518,831
  Additional paid-in capital                             37,728         37,531
  Retained earnings                                     230,892        212,926
                                                      ---------      ---------
Total stockholders' equity                              269,706        251,542
                                                      ---------      ---------
Total liabilities and stockholders' equity           $1,244,334     $1,201,323
                                                      =========      =========
------------------------------------------------------------------------------
See notes to consolidated financial statements.

(1) Electronic Network Services (ENS) investments and related client deposits result from the collection of funds for Taxpay and Direct Deposit products.

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands except per share amounts)

For the three months ended August 31,                      1997           1996
   Service revenues:
     Payroll                                           $104,865       $ 84,307
     HRS-PEO                                              8,082          6,966
                                                        -------        -------
   Total service revenues                               112,947         91,273

   PEO direct costs billed (1)                          105,636         74,769
                                                        -------        -------
   Total revenue                                        218,583        166,042

   PEO direct costs (1)                                 105,636         74,769
   Operating costs                                       30,306         26,564
   Selling, general and
     administrative expenses                             52,284         42,612
                                                        -------        -------
   Operating income                                      30,357         22,097

   Investment income                                      2,188          1,485
                                                        -------        -------
   Income before income taxes                            32,545         23,582

   Income taxes                                           9,471          6,509
                                                        -------        -------
   Net income                                          $ 23,074       $ 17,073
                                                        =======        =======
   Earnings per share                                  $    .21       $    .16
                                                        =======        =======
   Cash dividends per share                            $    .06       $    .04
                                                        =======        =======
   Weighted-average shares outstanding                  108,563        107,480
                                                        =======        =======
------------------------------------------------------------------------------
See notes to consolidated financial statements.

(1) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the three months ended August 31,                      1997           1996
                                                                     (Restated)
OPERATING ACTIVITIES:
Net income                                            $  23,074      $  17,073
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets                4,189          3,475
    Amortization of premiums and
      discounts on securities                             1,831          1,126
    Net change in provision for deferred
      income taxes                                          669           (649)
    Provision for bad debts                                 383            368
    Net realized gains on sales
      of available-for-sale securities                      (32)           (54)
  Changes in operating assets and liabilities:
    Accounts receivable                                  (3,998)          (762)
    Interest receivable                                     880            287
    Prepaid expenses and other current assets                92           (258)
    Accounts payable and other current liabilities        1,554          6,275
    Net change in other assets and liabilities              984            117
                                                       --------       --------
Net cash provided by operating activities                29,626         26,998

INVESTING ACTIVITIES:
  Investment purchases of
    available-for-sale securities                       (98,712)       (83,319)
  Proceeds from sales of
    available-for-sale securities                        55,209         24,670
  Proceeds from maturities of
    available-for-sale securities                             -          1,500
  Net change in Electronic Network
    Services money market funds
    and other cash equivalents                            6,728         30,364
  Net change in Electronic Network
   Services client deposits                              22,195          7,817
  Additions to property and equipment,
    net of disposals                                     (5,273)        (4,178)
  Purchases of other assets                                (326)          (780)
                                                       --------       --------
Net cash used in investing activities                   (20,179)       (23,926)

FINANCING ACTIVITIES:
  Proceeds and tax benefit from
    exercise of stock options                               198            244
  Dividends paid                                         (6,516)        (4,643)
  Payment in lieu of issuance
    of fractional shares                                    (26)             -
  Payments on long-term debt                                  -            248
                                                       --------       --------
Net cash used in financing activities                    (6,344)        (4,151)
                                                       --------       --------
Increase (decrease) in cash and cash equivalents          3,103         (1,079)
Cash and cash equivalents, beginning of period           50,213         19,999
                                                       --------       --------
Cash and cash equivalents, end of period              $  53,316      $ $18,920
                                                       ========       ========
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              AUGUST 31, 1997

A) The accompanying unaudited consolidated financial statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods. Operating results for the three months ended August 31, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are earned in that quarter, resulting in higher selling expenses for the third quarter. The accompanying financial statements should be read in conjunction with the financial statements and footnotes presented in the Company's Form 10-K and Annual Report for the year ended May 31, 1997.

B) In May 1997, the Company restated previously reported consolidated financial statements to reflect the Electronic Network Services funds and related client deposit liabilities as current assets and current liabilities on the consolidated balance sheets. This restatement had no effect on previously reported net income or earnings per share, but required the restatement of the consolidated statement of cash flows for the three months ended August 31, 1996, contained herein.

C) Earnings per share, cash dividends per share, weighted-average shares outstanding and all other applicable information for the quarter ended August 31, 1996, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1997, and distributed on May 29, 1997.

D) Net income per share of common stock is based upon the weighted-average number of shares of common stock outstanding during the period. Common stock equivalents have not been included as their impact is not materially dilutive. See Part II, Item 6, (a) Exhibit 11, "Statement re computation of per share earnings".

E) Recently issued accounting standards: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt this SFAS in the quarter ending August 31, 1998 (the first quarter of fiscal year 1999), and will reclassify its financial statements for earlier periods provided for comparative purposes. The Company's management does not believe that the difference between reported net income and pro forma comprehensive income to be significant.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Currently, management believes this SFAS will not have a significant effect on the Company's segment disclosures and related information.

F) Certain amounts from the prior year are reclassified to conform to fiscal 1998 presentations.

G)      Property and equipment - net:
                                                     August 31,        May 31,
                                                           1997           1997
(In thousands)                                       (UNAUDITED)      (AUDITED)

Land and improvements                                  $  2,789       $  2,789
Buildings and improvements                               24,700         24,672
Data processing equipment and software                   54,556         50,973
Furniture, fixtures and equipment                        45,226         44,251
Leasehold improvements                                    4,238          3,582
                                                        -------        -------
                                                        131,509        126,267
Less accumulated depreciation and amortization           75,973         72,089
                                                        -------        -------
                                                       $ 55,536       $ 54,178
                                                        =======        =======

H) Segment financial information: The Company operates in two business segments: Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, all Federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, group benefits and workers' compensation insurance services, section 125 plans, employee handbooks and management services. As an outsourcing solution, HRS-PEO relieves the business owner of human resource administration, employment regulatory compliance, workers' compensation coverage, health care and other employee related responsibilities. Consistent with PEO industry practice, HRS-PEO revenue includes all amounts billed to clients for the services provided.

For the three months ended August 31,                      1997           1996
(In thousands and unaudited)                                      (Restated(2))
   Total revenue:
     Payroll                                           $104,865       $ 84,307
     HRS-PEO revenue:
       Service revenue                                    8,082          6,966
       PEO direct costs billed (1)                      105,636         74,769
                                                        -------        -------
     Total HRS-PEO revenue                              113,718         81,735
                                                        -------        -------
     Total revenue                                      218,583        166,042
   PEO direct costs (1)                                 105,636         74,769
                                                        -------        -------
   Total revenue less PEO direct costs                  112,947         91,273
                                                        =======        =======
   Operating costs:
     Payroll                                             28,249         24,381
     HRS-PEO                                              2,057          2,183
                                                        -------        -------
     Total operating costs                               30,306         26,564
                                                        =======        =======
   Selling, general and administrative
     expenses:
     Payroll                                             46,438         37,927
     HRS-PEO                                              5,040          3,189
                                                        -------        -------
     Total selling, general and
        administrative expenses                          51,478         41,116
                                                        =======        =======
   Operating income:
     Payroll                                             30,178         21,999
     HRS-PEO                                                985          1,594
                                                        -------        -------
     Total operating income                              31,163         23,593

   General corporate expenses                               806          1,496
   Investment income                                      2,188          1,485
                                                        -------        -------
   Income before income taxes                          $ 32,545       $ 23,582
                                                        =======        =======
(1) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.
(2) All financial information has been restated to reflect the formation of the HRS-PEO business segment in the third quarter of fiscal 1997.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
Management's discussion and analysis reviews the Company's operating results for the quarter ended August 31, 1997 and 1996, and its financial condition at August 31, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the August 31, 1997 consolidated financial statements, and the related notes to consolidated financial statements contained in this Form 10-Q. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion.

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended August 31,          1997    Change         1996
(In thousands except per share amounts)
---------------------------------------------------------------------------
Total revenue                             $ 218,583    +31.6%    $ 166,042
Operating income                          $  30,357    +37.4%    $  22,097
Net income                                $  23,074    +35.1%    $  17,073
Earnings per share                        $     .21    +31.3%    $     .16
---------------------------------------------------------------------------
The Company's record levels of total revenue and net income resulted from continued growth in its client base, increased utilization of ancillary services, and decreased selling, general and administrative expenses as a percent of total revenue. For the three months ended August 31, 1996, the results included approximately $0.5 million of merger costs (included in general corporate expenses) from the business acquisition of National Business Solutions, Inc., completed on August 26, 1996.

PAYROLL SEGMENT:
For the three months ended August 31,          1997    Change         1996
(In thousands)
---------------------------------------------------------------------------
Payroll service revenue                    $104,865    +24.4%     $ 84,307
Payroll operating income                   $ 30,178    +37.2%     $ 21,999

Client statistics at August 31,
Payroll clients                               270.3    +12.8%        239.6
Taxpay clients                                192.4    +36.0%        141.5
Direct Deposit clients                         81.9    +46.8%         55.8
Check Signing clients                          28.6    +21.7%         23.5
---------------------------------------------------------------------------
Revenues: Payroll, Taxpay, Direct Deposit and other payroll revenues include service fees and investment income. Investment income is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities or client employees from Taxpay and Direct Deposit products. Client base gains continue to be the main reason for the increased Payroll segment revenues. During the quarter ended August 31, 1997, the Taxpay client base benefited from the Federal mandate requiring small businesses to file payroll taxes electronically as of July 1, 1997, but without penalties until July 1, 1998. The Company believes it has already derived much of the benefit from this mandate for fiscal 1998.

Operating income: Operating income for the quarter increased as a result of continued growth of the client base and utilization of ancillary services, plus continued leveraging of the segment's operating and selling, general and administrative expenses as percent of revenue.

Effective July 1, 1997, the Company complied with the Internal Revenue Service's Electronic Funds Transfer Payment Service by making client tax payments "good funds" one business day earlier. Therefore, revenue and income for the quarter was reduced by lower levels of tax-exempt municipal security investments. The Company offset these reductions by a modest price increase for its Taxpay services.

HRS-PEO SEGMENT:
For the three months ended August 31,          1997    Change         1996
(In thousands)
---------------------------------------------------------------------------
HRS-PEO service revenue                    $  8,082   + 16.0%     $  6,966
PEO direct costs billed                     105,636   + 41.3%       74,769
                                           --------   -------     --------
Total HRS-PEO revenue                       113,718   + 39.1%       81,735
PEO direct costs                            105,636   + 41.3%       74,769

HRS-PEO operating income                   $    985   - 38.2%     $  1,594

Client statistics at August 31,
401(k) clients                                  3.5   +150.0%          1.4
PEO worksite employees                         14.5   + 51.0%          9.6
---------------------------------------------------------------------------
Revenues: The increase in HRS-PEO service revenue was a result of increases in the number of 401(k) clients and PEO worksite employees, and offset by a decrease of $.9 million in Handbook revenues. The Handbook revenue decrease was primarily due to the reallocation of resources from Handbook products to generate recurring revenues from 401(k) recordkeeping services and section 125 cafeteria plans. Fiscal 1998 revenues are expected to grow as the Company continues to increase 401(k) clients, PEO worksite employees and other HRS-PEO ancillary product sales.

Operating income: The decrease in operating income was a result of the reallocation of resources from Handbook products to generate recurring revenues from 401(k) recordkeeping services and section 125 cafeteria plans, costs of PEO expansion and centralization activities, and market-driven decreases in gross profit per PEO worksite employee. Operating income for fiscal 1998 is expected to increase in comparison to fiscal 1997, but will continue to be impacted by the same factors experienced in the first quarter ended August 31, 1997.

PEO direct costs billed and direct costs: Consistent with industry practices and generally accepted accounting principles, PEO revenues reported in the consolidated statements of income include the service fee, plus the direct costs billed to clients for the wages and payroll taxes of worksite employees, their related benefit premiums and claims and other direct costs. The Company continually manages the costs related to employee benefits, including workers' compensation liabilities. The Company records reserves for workers' compensation claims costs at the expected liability amount based on the estimated loss exposure considering the maximum potential exposure under the workers' compensation deductible insurance policies. At August 31, 1997, the recorded reserve is at the maximum exposure under these insurance policies. The increases in PEO direct costs billed and direct costs are reflective of the increases in the number of PEO worksite employees.

Investment income:
For the three months ended August 31,          1997    Change         1996
(In thousands)
---------------------------------------------------------------------------
Investment income                            $2,188    +47.3%       $1,485
---------------------------------------------------------------------------

Investment income earned from the Company's Investments, which does not include the income earned from ENS investments, has grown as a result of increases in investment balances generated from successive gains in operating cash flows and slightly higher rates of interest earned on money market funds and other cash equivalents. Investment income for fiscal 1998 is expected to grow as a result of increased net income and investment of subsequent operating cash flows, but will be impacted by typical changes in market rates of interest.

Income taxes: The Company's effective tax rate for the quarter ended August 31, 1997 and 1996 was 29.1% and 27.6%, respectively. The effective tax rate for the quarter ended August 31, 1997, was impacted by the reduction of investment income earned from lower levels of tax-exempt municipal securities and by the increase in taxable service fee revenue charged for the Company's Taxpay services. Fiscal 1998's effective tax rate is expected to approximate 29.0%.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated operating cash flows:
For the three months ended August 31,          1997    Change         1996
(In thousands)
---------------------------------------------------------------------------
Operating cash flows                        $29,626     +9.7%      $26,998
---------------------------------------------------------------------------
The increase in operating cash flows resulted primarily from the continued achievement of record net income for the quarter ended August 31, 1997. Projected operating cash flows are expected to be adequate to support normal business operations and continued growth, planned purchases of property and equipment and dividend payments. Furthermore, at August 31, 1997, the Company had $199.4 million in available cash and investments and $262.5 million of available, unsecured and unused lines of credit.

Investments and ENS investments: Investments and ENS investments consist of various government securities, investment grade municipal securities, money market funds and other cash equivalents. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities, A-rated or better money market funds and by limiting amounts that can be invested in any single instrument. The Company invests in short- to intermediate-term securities as they are less sensitive to interest rate fluctuations. At August 31, 1997, the portfolio of securities had an average duration of 2.6 years.

For the quarter ended August 31, 1997, investment purchases of available-for-sale securities increased as compared to the prior year as a result of the increases in the number of Taxpay and Direct Deposit clients, and increased operating cash flows used for investing activities. Proceeds from sales of available-for-sale securities increased as compared to the prior year's quarter as a result of liquidity needs to make client tax payments "good funds" one business day earlier.

Purchases of property and equipment:
For the three months ended August 31,          1997    Change         1996
(In thousands)
---------------------------------------------------------------------------
Purchases of property and equipment          $5,280    +11.7%       $4,727
---------------------------------------------------------------------------
Purchases of property and equipment for the quarter ended August 31, 1997 and 1996 were mainly comprised of upgrades to data processing equipment, workstations, and leasehold improvements. Purchases of property and equipment in fiscal 1998 are expected to range from $19 to $23 million.

Cash dividends:
For the three months ended August 31,          1997    Change         1996
(In thousands except per share amounts)
---------------------------------------------------------------------------
Cash dividends                               $6,516    +40.3%       $4,643
Cash dividends per share                     $  .06    +50.0%       $  .04
---------------------------------------------------------------------------
On October 2, 1997, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share, payable November 24, 1997 to shareholders of record October 27, 1997.

OTHER
Recently issued accounting standards: In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt this SFAS in the quarter ending August 31, 1998 (the first quarter of fiscal year 1999), and will reclassify its financial statements for earlier periods provided for comparative purposes. The Company's management does not believe that the difference between reported net income and pro forma comprehensive income to be significant.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Currently, management believes this SFAS will not have a significant effect on the Company's segment disclosures and related information.

FORWARD-LOOKING CAUTIONARY STATEMENT
In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Form 10-Q includes comments by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of general market conditions, including demand for the Company's products and services, competition and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, and section 125 plans; delays in the development and marketing of new products and services; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology and communication systems; changes in short- and long-term interest rates and the credit rating of municipal securities held in the Company's investment portfolios.

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Not applicable.

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 2, 1997. Stockholders elected eight Directors nominated in the August 8, 1997 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of Stockholders. Additionally, the stockholders ratified the proposal to amend the Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 300,000,000. Results of stockholder voting are as follows:

1.  Election of Directors         Votes For       Votes Withheld
    B. Thomas Golisano           92,798,149              245,719
    Donald W. Brinckman          92,837,318              206,557
    Steven D. Brooks             91,322,962            1,720,909
    G. Thomas Clark              92,813,255              230,622
    Phillip Horsley              92,847,580              196,297
    Grant M. Inman               92,845,632              198,245
    Harry P. Messina, Jr.        92,193,234              850,645
    J. Robert Sebo               92,811,562              232,315

2. Proposal to amend the Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 300,000,000.

         For         Against         Abstaining       Broker Non-Votes
     90,058,186     2,746,472          238,838              383



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 3 (i), "Articles of Incorporation". The Certificate of Amendment of Certificate of Incorporation was filed with the Delaware Secretary of State on October 2, 1997, and a copy is filed herewith at the end of this Form 10-Q.

        Exhibit 11, "Statement re computation of per share earnings" is filed herewith at the end of this Form 10-Q.

        Exhibit 27, "Financial Data Schedules" are filed electronically.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the three month period ended August 31, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PAYCHEX, INC.






Date:     October 14, 1997              /s/ Eugene R. Polisseni
                                        -----------------------
                                        Eugene R. Polisseni
                                        Vice President, Marketing





Date:     October 14, 1997              /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary