Form 10-Q
period 1997-11-30
PAYCHEX INC
filed 1998-01-14
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         November 30, 1997
                               -------------------------------
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
                                                   -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value             108,701,311 Shares
----------------------------     -----------------------------------
           CLASS                  OUTSTANDING AT DECEMBER 31, 1997

                                PAYCHEX, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE
------------------------------                                        ----

Item 1.  Financial Statements

     Consolidated Balance Sheets - November 30, 1997 and
     May 31, 1997                                                       3

     Consolidated Statements of Income - For the Three Months
     and Six Months Ended November 30, 1997 and 1996                    4

     Consolidated Statements of Cash Flows - For the Six Months
     Ended November 30, 1997 and 1996 (Restated)                        5

     Notes To Consolidated Financial Statements -
     November 30, 1997                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   14

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders           15

Item 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                             16
----------

                        PART I. FINANCIAL INFORMATION

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands except share amounts)

                                                   November 30,        May 31,
                                                           1997           1997
ASSETS                                               (UNAUDITED)      (AUDITED)
  Current assets:
    Cash and cash equivalents                        $   52,062     $   50,213
    Investments                                         152,538        132,780
    Interest receivable                                  11,943         10,462
    Accounts receivable                                  56,806         45,527
    Deferred income taxes                                    --          2,560
    Prepaid expenses and other current assets             3,738          2,486
                                                      ---------      ---------
  Current assets before ENS investments                 277,087        244,028
    Electronic Network Services investments (1)         968,858        896,633
                                                      ---------      ---------
  Total current assets                                1,245,945      1,140,661
  Property and equipment - net                           59,352         54,178
  Deferred income taxes                                     673             72
  Other assets                                            6,102          6,412
                                                      ---------      ---------
Total assets                                         $1,312,072     $1,201,323
                                                      =========      =========
LIABILITIES
  Current liabilities:
    Accounts payable                                 $    3,686     $    5,649
    Accrued compensation and related items               25,777         26,969
    Deferred revenue                                      3,042          4,335
    Reserve for workers' compensation                     2,349          1,813
    Accrued income taxes                                  4,911          1,774
    Deferred income taxes                                 1,042             --
    Other current liabilities                            11,540          9,427
                                                      ---------      ---------
  Current liabilities before ENS client deposits         52,347         49,967
    Electronic Network Services client deposits (1)     965,594        896,080
                                                      ---------      ---------
  Total current liabilities                           1,017,941        946,047
  Other liabilities:
    Reserve for workers' compensation                     1,650            928
    Other long-term liabilities                           3,819          2,806
                                                      ---------      ---------
Total liabilities                                     1,023,410        949,781

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized
    150,000,000 shares; Issued: 108,693,676
    and 108,518,831, respectively                         1,087          1,085
  Additional paid-in capital                             40,898         37,531
  Retained earnings                                     246,677        212,926
                                                      ---------      ---------
Total stockholders' equity                              288,662        251,542
                                                      ---------      ---------
Total liabilities and stockholders' equity           $1,312,072     $1,201,323
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

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands except per share amounts)

                             For the three months         For the six months
                              ended November 30,          ended November 30,
                                1997          1996          1997          1996
Service revenues:
  Payroll                   $108,528      $ 87,704      $213,393      $172,011
  HRS-PEO                      8,645         7,562        16,727        14,528
                             -------       -------       -------       -------
Total service revenues       117,173        95,266       230,120       186,539

PEO direct costs billed (1)  118,048        74,233       223,684       149,002
                             -------       -------       -------       -------
Total revenue                235,221       169,499       453,804       335,541

PEO direct costs (1)         118,048        74,233       223,684       149,002
Operating costs               31,891        28,059        62,197        54,623
Selling, general and
  administrative expenses     52,710        43,858       104,994        86,470
                             -------       -------       -------       -------
Operating income              32,572        23,349        62,929        45,446

Investment income              2,291         1,745         4,479         3,230
                             -------       -------       -------       -------
Income before income taxes    34,863        25,094        67,408        48,676

Income taxes                  10,145         7,026        19,616        13,535
                              ------       -------       -------       -------
Net income                  $ 24,718      $ 18,068      $ 47,792      $ 35,141
                             =======       =======       =======       =======
Earnings per share          $    .23      $    .17      $    .44      $    .33
                             =======       =======       =======       =======
Cash dividends per share    $    .09      $    .06      $    .15      $    .10
                             =======       =======       =======       =======
Weighted-average shares
  outstanding                108,639       107,742       108,601       107,625
                             =======       =======       =======       =======
------------------------------------------------------------------------------
See notes to consolidated financial statements.

(1) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the six months ended November 30,                      1997           1996
                                                                     (Restated)
OPERATING ACTIVITIES:
Net income                                            $  47,792      $  35,141
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets                8,763          7,434
    Amortization of premiums and
      discounts on securities                             3,834          1,966
    Net change in provision for deferred
      income taxes                                        1,719            174
    Provision for bad debts                                 982            750
    Net realized gains on sales
      of available-for-sale securities                     (165)          (103)
  Changes in operating assets and liabilities:
    Accounts receivable                                 (12,261)        (4,746)
    Interest receivable                                  (1,481)        (1,686)
    Prepaid expenses and other current assets            (1,252)        (1,128)
    Accounts payable and other current liabilities          580          6,378
    Net change in other assets and liabilities            1,789            280
                                                       --------       --------
Net cash provided by operating activities                50,300         44,460

INVESTING ACTIVITIES:
  Investment purchases of
    available-for-sale securities                      (178,892)      (192,229)
  Proceeds from sales of
    available-for-sale securities                        92,073        116,081
  Proceeds from maturities of
    available-for-sale securities                           300          1,500
  Net change in Electronic Network
    Services money market funds
    and other cash equivalents                           (5,571)       (62,659)
  Net change in Electronic Network
   Services client deposits                              69,514        114,380
  Additions to property and equipment,
    net of disposals                                    (13,410)        (8,811)
  Purchases of other assets                                (272)        (2,756)
                                                       --------       --------
Net cash used in investing activities                   (36,258)       (34,494)

FINANCING ACTIVITIES:
  Proceeds and tax benefit from
    exercise of stock options                             3,369            401
  Dividends paid                                        (16,295)       (11,101)
  Payment in lieu of issuance
    of fractional shares                                    (26)             -
  Other                                                     759            294
                                                       --------       --------
Net cash used in financing activities                   (12,193)       (10,406)
                                                       --------       --------
Increase (decrease) in cash and cash equivalents          1,849           (440)
Cash and cash equivalents, beginning of period           50,213         19,999
                                                       --------       --------
Cash and cash equivalents, end of period              $  52,062      $  19,559
                                                       ========       ========
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              NOVEMBER 30, 1997

A) The accompanying unaudited consolidated financial statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods. Operating results for the three months and six months ended November 30, 1997, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are earned in that quarter, resulting in higher selling expenses for the third quarter. The accompanying financial statements should be read in conjunction with the financial statements and footnotes presented in the Company's Form 10-K and Annual Report for the year ended May 31, 1997.

B) In May 1997, the Company restated previously reported consolidated financial statements to reflect the Electronic Network Services funds and related client deposit liabilities as current assets and current liabilities on the consolidated balance sheets. This restatement had no effect on previously reported net income or earnings per share, but required the restatement of the consolidated statement of cash flows for the six months ended November 30, 1996, contained herein.

C) Earnings per share, cash dividends per share, weighted-average shares outstanding and all other applicable information for the three months and six months ended November 30, 1996, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1997, and distributed on May 29, 1997.

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

F) Certain amounts from the prior year are reclassified to conform to fiscal 1998 presentations.

G)      Property and equipment - net:
                                                   November 30,        May 31,
                                                           1997           1997
(In thousands)                                       (UNAUDITED)      (AUDITED)

Land and improvements                                  $  2,798       $  2,789
Buildings and improvements                               24,725         24,672
Data processing equipment and software                   58,060         50,973
Furniture, fixtures and equipment                        48,231         44,251
Leasehold improvements                                    5,359          3,582
                                                        -------        -------
                                                        139,173        126,267
Less accumulated depreciation and amortization           79,821         72,089
                                                        -------        -------
                                                       $ 59,352       $ 54,178
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
                                        (In thousands and unaudited)
                                For the three months       For the six months
                                 ended November 30,        ended November 30,
                                    1997        1996          1997        1996
                                                                  (Restated(2))
Total revenue:
  Payroll                       $108,528    $ 87,704      $213,393    $172,011
  HRS-PEO revenue:
    Service revenue                8,645       7,562        16,727      14,528
    PEO direct costs billed (1)  118,048      74,233       223,684     149,002
                                 -------     -------       -------     -------
  Total HRS-PEO revenue          126,693      81,795       240,411     163,530
                                 -------     -------       -------     -------
  Total revenue                  235,221     169,499       453,804     335,541
PEO direct costs (1)             118,048      74,233       223,684     149,002
                                 -------     -------       -------     -------
Total revenue less
  PEO direct costs               117,173      95,266       230,120     186,539
                                 =======     =======       =======     =======
Operating costs:
  Payroll                         29,589      25,744        57,838      50,125
  HRS-PEO                          2,302       2,315         4,359       4,498
                                 -------     -------       -------     -------
  Total operating costs           31,891      28,059        62,197      54,623
                                 =======     =======       =======     =======
Selling, general and
  administrative expenses:
  Payroll                         46,238      38,701        92,676      76,628
  HRS-PEO                          5,600       3,460        10,640       6,649
                                 -------     -------       -------     -------
  Total selling, general and
    administrative expenses       51,838      42,161       103,316      83,277
                                 =======     =======       =======     =======
Operating income:
  Payroll                         32,701      23,259        62,879      45,258
  HRS-PEO                            743       1,787         1,728       3,381
                                 -------     -------       -------     -------
  Total operating income          33,444      25,046        64,607      48,639

General corporate expenses           872       1,697         1,678       3,193
Investment income                  2,291       1,745         4,479       3,230
                                 -------     -------       -------     -------
Income before income taxes      $ 34,863    $ 25,094      $ 67,408    $ 48,676
                                 =======     =======       =======     =======
(1) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.
(2) All financial information has been restated to reflect the formation of the HRS-PEO business segment in the third quarter of fiscal 1997.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months and six months ended November 30, 1997 and 1996, and its financial condition at November 30, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the November 30, 1997 consolidated financial statements, and the related notes to consolidated financial statements contained in this Form 10-Q. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion.

RESULTS OF CONSOLIDATED OPERATIONS
(In thousands except per share amounts)
For the three months ended November 30,       1997     Change         1996
---------------------------------------------------------------------------
Service revenues                          $117,173     +23.0%     $ 95,266
Total revenue                             $235,221     +38.8%     $169,499
Operating income                          $ 32,572     +39.5%     $ 23,349
Net income                                $ 24,718     +36.8%     $ 18,068
Earnings per share                        $    .23     +35.3%     $    .17
===========================================================================
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Service revenues                          $230,120     +23.4%     $186,539
Total revenue                             $453,804     +35.2%     $335,541
Operating income                          $ 62,929     +38.5%     $ 45,446
Net income                                $ 47,792     +36.0%     $ 35,141
Earnings per share                        $    .44     +33.3%     $    .33
===========================================================================
The Company's record levels of service revenues, total revenue and net income resulted from continued growth in its client base, increased utilization of ancillary services, and decreased operating and selling, general and administrative expenses as a percent of service revenues and total revenue.

PAYROLL SEGMENT
(In thousands)
For the three months ended November 30,       1997     Change         1996
---------------------------------------------------------------------------
Payroll service revenue                   $108,528     +23.7%     $ 87,704
Payroll operating income                  $ 32,701     +40.6%     $ 23,259
===========================================================================
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Payroll service revenue                   $213,393     +24.1%     $172,011
Payroll operating income                  $ 62,879     +38.9%     $ 45,258
===========================================================================
Client statistics at November 30,             1997     Change         1996
---------------------------------------------------------------------------
Payroll clients                              277.5     +12.6%        246.5
Taxpay clients                               201.3     +28.6%        156.5
Direct Deposit clients                        88.8     +43.0%         62.1
Check Signing clients                         29.8     +22.1%         24.4
===========================================================================
Revenues: Payroll, Taxpay, Direct Deposit and other payroll revenues include service fees and investment income. Investment income is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities or client employees from Taxpay and Direct Deposit products. Client base gains continue to be the main reason for the increased Payroll segment revenues for the three months and six months ended November 30, 1997.

Operating income: Operating income for the three months and six months ended November 30, 1997, increased as a result of continued growth of the client base and utilization of ancillary services, plus continued leveraging of the segment's operating and selling, general and administrative expenses as percent of revenue. The segment's operating and selling, general and administrative expenses as a percent of revenue decreased to 69.9% and 70.5% for the three months and six months ended November 30, 1997, respectively, as compared to 73.5% and 73.7%, respectively, for same periods in the prior fiscal year.

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

HRS-PEO SEGMENT
(In thousands)
For the three months ended November 30,       1997     Change         1996
---------------------------------------------------------------------------
HRS-PEO service revenue                   $  8,645     +14.3%     $  7,562
PEO direct costs billed                    118,048     +59.0%       74,233
                                          --------     -----      --------
Total HRS-PEO revenue                      126,693     +54.9%       81,795
PEO direct costs                           118,048     +59.0%       74,233

HRS-PEO operating income                  $    743     -58.4%     $  1,787
===========================================================================
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
HRS-PEO service revenue                   $ 16,727     +15.1%     $ 14,528
PEO direct costs billed                    223,684     +50.1%      149,002
                                          --------     -----      --------
Total HRS-PEO revenue                      240,411     +47.0%      163,530
PEO direct costs                           223,684     +50.1%      149,002

HRS-PEO operating income                  $  1,728     -48.9%     $  3,381
===========================================================================
Client statistics at November 30,             1997     Change         1996
---------------------------------------------------------------------------
401(k) clients                                 4.5    +114.3%          2.1
PEO worksite employees                        16.5    + 63.4%         10.1
===========================================================================
Revenues: For the three months ended November 30, 1997, the increase in HRS-PEO service revenue was a result of increases in the number of 401(k) clients, section 125 cafeteria plan clients and PEO worksite employees. For the six months ended November 30, 1997, the increase in HRS-PEO service revenue was a result of increases in the number of 401(k) clients, section 125 cafeteria plan clients and PEO worksite employees, offset by a decrease of $1.2 million in Handbook revenues. The Handbook revenue decrease was primarily due to the reallocation of resources from Handbook products to generate recurring revenues from 401(k) recordkeeping services and section 125 cafeteria plans. Fiscal 1998 revenues are expected to grow as the Company continues to increase 401(k) clients, PEO worksite employees and other HRS-PEO ancillary product sales.

Operating income: For the three months ended November 30, 1997, the decrease in HRS-PEO operating income was due to lower average selling prices for the Company's PEO products and continued investments for the Company's PEO operations and centralization activities. For the six months ended November 30, 1997, the decrease in HRS-PEO operating income was due to the reallocation of resources from Handbook products to generate recurring revenues from 401(k) recordkeeping services and section 125 cafeteria plans, lower average selling prices for the Company's PEO products and continued investments for the Company's PEO operations and centralization activities.

PEO direct costs billed and direct costs: Consistent with industry practices and generally accepted accounting principles, PEO revenues reported in the consolidated statements of income include the service fee, plus the direct costs billed to clients for the wages and payroll taxes of worksite employees, their related benefit premiums and claims and other direct costs. The Company continually manages the costs related to employee benefits, including workers' compensation liabilities. The Company records reserves for workers' compensation claims costs at the expected liability amount based on the estimated loss exposure considering the maximum potential exposure under the workers' compensation deductible insurance policies. At November 30, 1997, the recorded reserve is at the maximum exposure under these insurance policies. The increases in PEO direct costs billed and direct costs are reflective of the increases in the number of PEO worksite employees.

INVESTMENT INCOME
(In thousands)
For the three months ended November 30,       1997     Change         1996
---------------------------------------------------------------------------
Investment income                           $2,291     +31.3%       $1,745
===========================================================================
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Investment income                           $4,479     +38.7%       $3,230
===========================================================================
Investment income earned from the Company's Investments, which does not include the income earned from ENS investments, has grown as a result of increases in investment balances generated from successive gains in operating cash flows. Investment income for fiscal 1998 is expected to grow as a result of increased net income and investment of subsequent operating cash flows, but will be impacted by typical changes in market rates of interest.

INCOME TAXES
The Company's effective tax rate for the three months ended November 30, 1997 and 1996 was 29.1% and 28.0%, respectively. The Company's effective tax rate for the six months ended November 30, 1997 and 1996 was 29.1% and 27.8%, respectively. The effective tax rate for the three months and six months ended November 30, 1997, was impacted by the reduction of investment income earned from lower levels of tax-exempt municipal securities and by the increase in taxable service fee revenue charged for the Company's Taxpay services. Fiscal 1998's effective tax rate is expected to approximate 29.0%.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated operating cash flows:
(In thousands)
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Operating cash flows                       $50,300     +13.1%      $44,460
===========================================================================
The increase in operating cash flows resulted primarily from the continued achievement of record net income for the six months ended November 30, 1997. Projected operating cash flows are expected to be adequate to support normal business operations and continued growth, planned purchases of property and equipment and dividend payments. Furthermore, at November 30, 1997, the Company had $204.6 million in available cash and investments and $261.7 million of available, unsecured and unused lines of credit.

Investments and ENS investments: Investments and ENS investments consist of various government securities, investment grade municipal securities, money market funds and other cash equivalents that are available-for-sale. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities, A-rated or better money market funds and by limiting amounts that can be invested in any single instrument. The Company invests in short- to intermediate-term securities as they are less sensitive to interest rate fluctuations. At November 30, 1997, the portfolio of securities had an average duration of 2.6 years. The Investments and ENS investments balances continue to increase from positive operating cash flows and increases in Taxpay and Direct Deposit client counts.

Purchases of property and equipment:
(In thousands)
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Purchases of property and equipment        $13,520     +53.4%       $8,811
===========================================================================
Purchases of property and equipment for the six months ended November 30, 1997 increased over 1996 as a result of additional data processing and personal computer equipment, workstations, and leasehold improvements at the Company's expanding branches. Purchases of property and equipment in fiscal 1998 are expected to range from $21 to $26 million.

Cash dividends:
(In thousands except per share amounts)
For the six months ended November 30,         1997     Change         1996
---------------------------------------------------------------------------
Cash dividends                             $16,295     +46.8%      $11,101
Cash dividends per share                   $   .15     +50.0%      $   .10
===========================================================================
On October 2, 1997, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share, payable November 24, 1997 to shareholders of record October 27, 1997.

On January 8, 1998, the Company's Board of Directors declared a regular quarterly dividend of $.09 per share, payable February 16, 1998 to shareholders of record February 2, 1998. The Board also established a policy of setting future dividend record dates on the 1st business day of February, May, August, and November with the dividend payable date on the 15th or first business day thereafter of the same month.

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

                         PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on October 2, 1997. Results of that meeting were reported in the Form 10-Q filed on October 14, 1997, for the quarterly period ended August 31, 1997, and is incorporated here by reference.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 11, "Statement re computation of per share earnings" is filed herewith at the end of this Form 10-Q.

        Exhibit 27, "Financial Data Schedules" are filed electronically.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the three month period ended November 30, 1997.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PAYCHEX, INC.






Date:     January 14, 1998              /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer




Date:     January 14, 1998              /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary