Form 10-Q
period 1998-02-28
PAYCHEX INC
filed 1998-04-07
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         February 28, 1998
                               -------------------------------
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
                                                   -----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value             108,775,265 Shares
----------------------------     -----------------------------------
           CLASS                  OUTSTANDING AT MARCH 31, 1998

                                PAYCHEX, INC.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE
------------------------------                                        ----

Item 1.  Financial Statements

     Consolidated Balance Sheets - February 28, 1998 and
     May 31, 1997                                                       3

     Consolidated Statements of Income - For the Three Months
     and Nine Months Ended February 28, 1998 and 1997                   4

     Consolidated Statements of Cash Flows - For the Nine Months
     Ended February 28, 1998 and 1997                                   5

     Notes To Consolidated Financial Statements -
     February 28, 1998                                                  6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                   14

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                             15
----------

                        PART I. FINANCIAL INFORMATION

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                     (In thousands except share amounts)

                                                   February 28,        May 31,
                                                           1998           1997
ASSETS                                               (UNAUDITED)      (AUDITED)
  Current assets:
    Cash and cash equivalents                        $   19,072     $   50,213
    Investments                                         216,727        132,780
    Interest receivable                                  11,514         10,462
    Accounts receivable                                  51,293         45,527
    Deferred income taxes                                 2,098          2,560
    Prepaid expenses and other current assets             4,976          2,486
                                                      ---------      ---------
  Current assets before ENS investments                 305,680        244,028
    Electronic Network Services investments (A)       1,357,695        896,633
                                                      ---------      ---------
  Total current assets                                1,663,375      1,140,661
  Property and equipment - net                           63,095         54,178
  Deferred income taxes                                     581             72
  Other assets                                            6,095          6,412
                                                      ---------      ---------
Total assets                                         $1,733,146     $1,201,323
                                                      =========      =========
LIABILITIES
  Current liabilities:
    Accounts payable                                 $    4,787     $    5,649
    Accrued compensation and related items               31,291         26,969
    Deferred revenue                                      5,861          4,335
    Reserve for workers' compensation                     2,534          1,813
    Accrued income taxes                                  8,132          1,774
    Other current liabilities                            11,585          9,427
                                                      ---------      ---------
  Current liabilities before ENS client deposits         64,190         49,967
    Electronic Network Services client deposits (A)   1,352,712        896,080
                                                      ---------      ---------
  Total current liabilities                           1,416,902        946,047
  Other liabilities:
    Reserve for workers' compensation                     1,124            928
    Other long-term liabilities                           3,941          2,806
                                                      ---------      ---------
Total liabilities                                     1,421,967        949,781

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, authorized
    300,000,000 shares; Issued: 108,745,068
    and 108,518,831, respectively                         1,087          1,085
  Additional paid-in capital                             45,200         37,531
  Retained earnings                                     264,892        212,926
                                                      ---------      ---------
Total stockholders' equity                              311,179        251,542
                                                      ---------      ---------
Total liabilities and stockholders' equity           $1,733,146     $1,201,323
                                                      =========      =========
------------------------------------------------------------------------------
See notes to consolidated financial statements.
(A) Electronic Network Services (ENS) investments and related client deposits result from the collection of funds for Taxpay and Direct Deposit products.

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                   (In thousands except per share amounts)

                             For the three months        For the nine months
                              ended February 28,          ended February 28,
                                1998          1997          1998          1997
Service revenues:
  Payroll                   $122,239      $ 97,934      $335,632      $269,945
  HRS-PEO                      9,634         8,420        26,361        22,948
                             -------       -------       -------       -------
Total service revenues       131,873       106,354       361,993       292,893
PEO direct costs billed (A)  139,482        89,208       363,166       238,210
                             -------       -------       -------       -------
Total revenue                271,355       195,562       725,159       531,103

PEO direct costs (A)         139,482        89,208       363,166       238,210
Operating costs               35,347        30,233        97,544        84,856
Selling, general and
  administrative expenses     61,674        51,099       166,668       137,569
                             -------       -------       -------       -------
Operating income              34,852        25,022        97,781        70,468
Investment income              2,349         1,764         6,828         4,994
                             -------       -------       -------       -------
Income before income taxes    37,201        26,786       104,609        75,462
Income taxes                  10,825         7,500        30,441        21,035
                              ------       -------       -------       -------
Net income                  $ 26,376      $ 19,286      $ 74,168      $ 54,427
                             =======       =======       =======       =======
Earnings per share          $    .24      $    .18      $    .68      $    .50
                             =======       =======       =======       =======
Diluted earnings per share  $    .24      $    .18      $    .68      $    .50
                             =======       =======       =======       =======
Cash dividends per share    $    .09      $    .06      $    .24      $    .16
                             =======       =======       =======       =======
Weighted-average shares
  outstanding                108,719       108,346       108,639       107,853
                             =======       =======       =======       =======
Weighted-average shares
  assuming dilution          109,994       109,489       109,762       109,071
                             =======       =======       =======       =======
------------------------------------------------------------------------------
See notes to consolidated financial statements.
(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the nine months ended February 28,                     1998           1997
OPERATING ACTIVITIES:
Net income                                            $  74,168      $  54,427
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets               13,646         10,660
    Amortization of premiums and
      discounts on securities                             6,013          3,013
    Net change in provision for deferred
      income taxes                                       (2,256)        (3,372)
    Provision for bad debts                               1,523          1,186
    Net realized gains on sales
      of available-for-sale securities                     (414)          (191)
  Changes in operating assets and liabilities:
    Interest receivable                                  (1,052)        (1,147)
    Accounts receivable                                  (7,289)        (1,187)
    Prepaid expenses and other current assets            (2,490)        (1,148)
    Accounts payable and other current liabilities       14,223         17,137
    Net change in other assets and liabilities            1,237            479
                                                       --------       --------
Net cash provided by operating activities                97,309         79,857

INVESTING ACTIVITIES:
  Investment purchases of
    available-for-sale securities                      (315,672)      (249,953)
  Proceeds from sales of
    available-for-sale securities                       134,060        152,909
  Proceeds from maturities of
    available-for-sale securities                         4,914          2,125
  Net change in Electronic Network
    Services money market funds
    and other cash equivalents                         (367,796)      (274,759)
  Net change in Electronic Network
   Services client deposits                             456,632        342,091
  Additions to property and equipment,
    net of disposals                                    (21,764)       (13,219)
  Purchases of other assets                                (388)        (2,167)
                                                       --------       --------
Net cash used in investing activities                  (110,014)       (42,973)

FINANCING ACTIVITIES:
  Proceeds and tax benefit from
    exercise of stock options                             7,671          7,415
  Dividends paid                                        (26,081)       (17,607)
  Payment in lieu of issuance
    of fractional shares                                    (26)             -
  Other                                                       -            406
                                                       --------       --------
Net cash used in financing activities                   (18,436)        (9,786)
                                                       --------       --------
Increase (decrease) in cash and cash equivalents        (31,141)        27,098
Cash and cash equivalents, beginning of period           50,213         19,999
                                                       --------       --------
Cash and cash equivalents, end of period              $  19,072      $  47,097
                                                       ========       ========
------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              FEBRUARY 28, 1998

A) The accompanying unaudited consolidated financial statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim periods. Operating results for the three months and nine months ended February 28, 1998, are not necessarily indicative of the results that may be expected for the year ended May 31, 1998. There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater sales commissions are earned in that quarter, resulting in higher selling expenses for the third quarter. The accompanying financial statements should be read in conjunction with the financial statements and footnotes presented in the Company's Form 10-K and Annual Report for the year ended May 31, 1997.

B) Earnings per share, diluted earnings per share, cash dividends per share, weighted-average shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months and nine months ended February 28, 1997, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1997, and distributed on May 29, 1997.

C) Effective for the three months ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". All earnings per share information has been restated to conform with this SFAS. In accordance with this SFAS, the Company's earnings per share is determined by dividing net income for the period by the weighted-average common shares outstanding for that period. The Company's diluted earnings per share is determined by dividing net income for the period by the sum of the weighted-average common shares outstanding plus the assumed exercise of dilutive stock options for that period, as determined under the treasury stock method. For the three and nine months ended February 28, 1998, stock options were exercised for 51,392 and 226,777 shares of the Company's common stock, respectively.

D) Recently issued accounting standards: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. The Company's management believes that adoption of this SFAS will not have an effect on the Company's future results of operations or financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's management has not yet completed its review of this SFAS.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use", which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. Currently, the Company incurs certain costs to enhance its computer programs and all such costs are expensed as incurred. In addition, expenditures for major software purchases from external sources are capitalized and amortized by the straight-line method over their estimated useful lives. The Company's management has not yet assessed what the impact of the SOP will be on the Company's future results of operations or financial position.

E) Certain amounts from the prior year are reclassified to conform to fiscal 1998 presentations.

F)      Property and equipment - net:
                                                   February 28,        May 31,
                                                           1998           1997
(In thousands)                                       (UNAUDITED)      (AUDITED)

Land and improvements                                  $  2,815       $  2,789
Buildings and improvements                               24,739         24,672
Data processing equipment and software                   61,555         50,973
Furniture, fixtures and equipment                        51,124         44,251
Leasehold improvements                                    6,272          3,582
                                                        -------        -------
                                                        146,505        126,267
Less accumulated depreciation and amortization           83,410         72,089
                                                        -------        -------
                                                       $ 63,095       $ 54,178
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
                                        (In thousands and unaudited)
                                For the three months      For the nine months
                                 ended February 28,        ended February 28,
                                    1998        1997          1998        1997
Total revenue:
  Payroll                       $122,239    $ 97,934      $335,632    $269,945
  HRS-PEO revenue:
    Service revenue                9,634       8,420        26,361      22,948
    PEO direct costs billed (A)  139,482      89,208       363,166     238,210
                                 -------     -------       -------     -------
  Total HRS-PEO revenue          149,116      97,628       389,527     261,158
                                 -------     -------       -------     -------
  Total revenue                  271,355     195,562       725,159     531,103
PEO direct costs (A)             139,482      89,208       363,166     238,210
                                 -------     -------       -------     -------
Total revenue less
  PEO direct costs               131,873     106,354       361,993     292,893
                                 =======     =======       =======     =======
Operating costs:
  Payroll                         33,105      27,228        90,943      77,353
  HRS-PEO                          2,242       3,005         6,601       7,503
                                 -------     -------       -------     -------
  Total operating costs           35,347      30,233        97,544      84,856
                                 =======     =======       =======     =======
Selling, general and
  administrative expenses:
  Payroll                         53,051      44,821       145,727     121,449
  HRS-PEO                          7,219       4,488        17,859      11,137
                                 -------     -------       -------     -------
  Total selling, general and
    administrative expenses       60,270      49,309       163,586     132,586
                                 =======     =======       =======     =======
Operating income:
  Payroll                         36,083      25,885        98,962      71,143
  HRS-PEO                            173         927         1,901       4,308
                                 -------     -------       -------     -------
  Total operating income          36,256      26,812       100,863      75,451

General corporate expenses         1,404       1,790         3,082       4,983
Investment income                  2,349       1,764         6,828       4,994
                                 -------     -------       -------     -------
Income before income taxes      $ 37,201    $ 26,786      $104,609    $ 75,462
                                 =======     =======       =======     =======
(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three months and nine months ended February 28, 1998 and 1997, and its financial condition at February 28, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the February 28, 1998 consolidated financial statements, and the related notes to consolidated financial statements contained in this Form 10-Q. Forward-looking statements in this management's discussion and analysis are qualified by the cautionary statement at the end of this discussion.

RESULTS OF CONSOLIDATED OPERATIONS
(In thousands except per share amounts)
For the three months ended February 28,       1998     Change         1997
---------------------------------------------------------------------------
Service revenues                          $131,873     +24.0%     $106,354
Total revenue                             $271,355     +38.8%     $195,562
Operating income                          $ 34,852     +39.3%     $ 25,022
Net income                                $ 26,376     +36.8%     $ 19,286
Diluted earnings per share                $    .24     +33.3%     $    .18
===========================================================================
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Service revenues                          $361,993     +23.6%     $292,893
Total revenue                             $725,159     +36.5%     $531,103
Operating income                          $ 97,781     +38.8%     $ 70,468
Net income                                $ 74,168     +36.3%     $ 54,427
Diluted earnings per share                $    .68     +36.0%     $    .50
===========================================================================
The Company's record levels of service revenues, total revenue and net income resulted from continued growth in its client base, increased utilization of ancillary services, and decreased operating and selling, general and administrative expenses as a percent of service revenues and total revenue.

PAYROLL SEGMENT
(In thousands)
For the three months ended February 28,       1998     Change         1997
---------------------------------------------------------------------------
Payroll service revenue                   $122,239     +24.8%     $ 97,934
Payroll operating income                  $ 36,083     +39.4%     $ 25,885
===========================================================================
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Payroll service revenue                   $335,632     +24.3%     $269,945
Payroll operating income                  $ 98,962     +39.1%     $ 71,143
===========================================================================
Client statistics at February 28,             1998     Change         1997
---------------------------------------------------------------------------
Payroll clients                              286.6     +11.9%        256.1
Taxpay clients                               212.2     +25.6%        169.0
Direct Deposit clients                        97.0     +37.8%         70.4
Check Signing clients                         31.8     +23.3%         25.8
===========================================================================
Revenues: Payroll, Taxpay, Direct Deposit and other payroll revenues include service fees and investment income. Investment income is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities or client employees from Taxpay and Direct Deposit products. Client base gains continue to be the main reason for the increased Payroll segment revenues for the three months and nine months ended February 28, 1998.

Operating income: Operating income for the three months and nine months ended February 28, 1998, increased as a result of continued growth of the client base and utilization of ancillary services, plus continued leveraging of the segment's operating and selling, general and administrative expenses as percent of revenue. The segment's operating and selling, general and administrative expenses as a percent of revenue decreased to 70.5% for both the three months and nine months ended February 28, 1998, as compared to 73.6%, for same periods in the prior fiscal year.

Effective July 1, 1997, the Company complied with the Internal Revenue Service's Electronic Funds Transfer Payment Service by making client tax payments "good funds" one business day earlier. Therefore, revenue and operating income for the quarter was reduced by lower levels of tax-exempt municipal security investments. The Company offset these reductions by a modest price increase for its Taxpay services.

HRS-PEO SEGMENT
(In thousands)
For the three months ended February 28,       1998     Change         1997
---------------------------------------------------------------------------
HRS-PEO service revenue                   $  9,634     +14.4%     $  8,420
PEO direct costs billed                    139,482     +56.4%       89,208
                                          --------                --------
Total HRS-PEO revenue                      149,116     +52.7%       97,628
PEO direct costs                           139,482     +56.4%       89,208

HRS-PEO operating income                  $    173     -81.3%     $    927
===========================================================================
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
HRS-PEO service revenue                   $ 26,361     +14.9%     $ 22,948
PEO direct costs billed                    363,166     +52.5%      238,210
                                          --------                --------
Total HRS-PEO revenue                      389,527     +49.2%      261,158
PEO direct costs                           363,166     +52.5%      238,210

HRS-PEO operating income                  $  1,901     -55.9%     $  4,308
===========================================================================
Client statistics at February 28,             1998     Change         1997
---------------------------------------------------------------------------
401(k) clients                                 5.2    +100.0%          2.6
PEO worksite employees                        18.2    + 51.7%         12.0
===========================================================================
Revenues: For the three and nine months ended February 28, 1998, the increase in HRS-PEO service revenue was due to gains in the number of 401(k) recordkeeping clients, section 125 cafeteria plan clients and PEO worksite employees, but was somewhat offset by decreased revenues from Handbook products. Fiscal 1998 revenues are expected to grow as the Company continues to increase 401(k) clients, section 125 cafeteria plan clients, PEO worksite employees and other HRS-PEO ancillary product sales.

Operating income: For the three and nine months ended February 28, 1998, the decrease in HRS-PEO operating income was primarily due to lower average selling prices for the Company's PEO products and continued investments for the Company's PEO operations and centralization activities. These factors were somewhat offset by strong sales growth of the Company's 401(k) recordkeeping services.

PEO direct costs billed and direct costs: Consistent with industry practices and generally accepted accounting principles, PEO revenues reported in the consolidated statements of income include the service fee, plus the direct costs billed to clients for the wages and payroll taxes of worksite employees, their related benefit premiums and claims and other direct costs. The Company continually manages the costs related to employee benefits, including workers' compensation liabilities. The Company records reserves for workers' compensation claims costs at the expected liability amount based on the estimated loss exposure considering the maximum potential exposure under the workers' compensation deductible insurance policies. At February 28, 1998, the recorded reserve is at the maximum exposure under these insurance policies. The increases in PEO direct costs billed and direct costs are reflective of the increases in the number of PEO worksite employees.

INVESTMENT INCOME
(In thousands)
For the three months ended February 28,       1998     Change         1997
---------------------------------------------------------------------------
Investment income                           $2,349     +33.2%       $1,764
===========================================================================
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Investment income                           $6,828     +36.7%       $4,994
===========================================================================
Investment income earned from the Company's Investments, which does not include the income earned from ENS investments, has grown primarily as a result of increases in investment balances generated from successive gains in operating cash flows. Investment income for fiscal 1998 is expected to grow as a result of increased net income and investment of subsequent operating cash flows, but will be impacted by typical changes in market rates of interest.

INCOME TAXES
The Company's effective tax rate for the three months ended February 28, 1998 and 1997 was 29.1% and 28.0%, respectively. The Company's effective tax rate for the nine months ended February 28, 1998 and 1997 was 29.1% and 27.9%, respectively. The effective tax rate for the three months and nine months ended February 28, 1998, was impacted by the reduction of investment income earned from lower levels of tax-exempt municipal securities and by the increase in taxable service fee revenue charged for the Company's Taxpay services. Fiscal 1998's effective tax rate is expected to approximate 29.1%.

LIQUIDITY AND CAPITAL RESOURCES
Consolidated operating cash flows:
(In thousands)
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Operating cash flows                       $97,309     +21.9%      $79,857
===========================================================================
The increase in operating cash flows resulted primarily from the continued achievement of record net income for the nine months ended February 28, 1998. Projected operating cash flows are expected to be adequate to support normal business operations and continued growth, planned purchases of property and equipment and dividend payments. Furthermore, at February 28, 1998, the Company had $235.8 million in available cash and investments and $262.5 million of available, unsecured and unused lines of credit.

Investments and ENS investments: Investments and ENS investments consist of various government securities, investment grade municipal securities, money market funds and other cash equivalents that are available-for-sale. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities, A-rated or better money market funds and by limiting amounts that can be invested in any single instrument. The Company invests in short- to intermediate-term securities as they are less sensitive to interest rate fluctuations. At February 28, 1998, the portfolio of securities had an average duration of 2.7 years. The Investments and ENS investments balances continue to increase from positive operating cash flows and increases in Taxpay and Direct Deposit client counts. In addition, the Company redirected over $25.0 million of excess available Corporate cash balances into municipal securities during the three months ended February 28, 1998, in order to increase the return earned on these available funds.

Purchases of property and equipment:
(In thousands)
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Purchases of property and equipment        $21,936     +60.0%      $13,745
===========================================================================
Purchases of property and equipment for the nine months ended February 28, 1998 increased over 1997 as a result of additional data processing and personal computer equipment, workstations, and leasehold improvements at the Company's expanding branches. Purchases of property and equipment in fiscal 1998 are expected to range from $25 to $30 million.

Cash dividends:
(In thousands except per share amounts)
For the nine months ended February 28,        1998     Change         1997
---------------------------------------------------------------------------
Cash dividends                             $26,081     +48.1%      $17,607
Cash dividends per share                   $   .24     +50.0%      $   .16
===========================================================================
On October 2, 1997, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share. On January 8, 1998, the Board established a policy of setting future dividend record dates on the 1st business day of February, May, August, and November with the dividend payable date on the 15th or first business day thereafter of the same month.

OTHER
Recently issued accounting standards: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. The Company's management believes that adoption of this SFAS will not have an effect on the Company's future results of operations or financial position.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of An Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company's management has not yet completed its review of this SFAS.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for Computer Software Developed For or Obtained For Internal-Use", which is effective for fiscal years beginning after December 15, 1998. The SOP requires preliminary stage project costs to be expensed as incurred. Once a project is in the application development stage, the SOP requires all external direct costs for materials and services and payroll and related fringe benefit costs to be capitalized, and subsequently amortized over the estimated useful life of the project. Currently, the Company incurs certain costs to enhance its computer programs and all such costs are expensed as incurred. In addition, expenditures for major software purchases from external sources are capitalized and amortized by the straight-line method over their estimated useful lives. The Company's management has not yet assessed what the impact of the SOP will be on the Company's future results of operations or financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

        Exhibit 27.1-3, "Financial Data Schedules" are filed electronically.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the three month period ended February 28, 1998.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PAYCHEX, INC.






Date:     April 7, 1998                 /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer




Date:     April 7, 1998                 /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary