Form 10-K
period 1998-05-31
PAYCHEX INC
filed 1998-08-27
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1998

                        COMMISSION FILE NUMBER 0-11330

                                PAYCHEX, INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                            16-1124166
    (State or other jurisdiction of      (IRS Employer Identification
      incorporation or organization)                 Number)

      911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK        14625-0397
        (Address of principal executive offices)           (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (716) 385-6666

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ].

AS OF JULY 31, 1998, SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT HAD AN AGGREGATE MARKET VALUE OF $5,552,593,511.

AS OF JULY 31, 1998, 163,330,862 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MAY 31, 1998 (THE "ANNUAL REPORT") IN RESPONSE TO
PART II, ITEMS 6 THROUGH 8, INCLUSIVE. CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED AUGUST 7, 1998, IN RESPONSE TO
PART III, ITEMS 10 THROUGH 12, INCLUSIVE.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Paychex, Inc. (the "Company" or "Paychex"), a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. The Company's corporate headquarters is located in a suburb of Rochester, New York. The Company's fiscal year is from June 1 through May 31.

On August 26, 1996 (fiscal 1997), the Company acquired all of the common stock of National Business Solutions, Inc., now Paychex Business Solutions, Inc.
(PBS), a professional employer organization (PEO). In the third quarter of fiscal 1997, PBS was combined with the Company's Human Resources Services
(HRS) division to form the HRS-PEO business segment. During fiscal 1998, the Company completed its consolidation of PBS's administrative functions from St. Petersburg, Florida to its HRS headquarters, located near the Corporate headquarters.

The Company acquired the common stock of Olsen Computer Systems, Inc., and The Payroll Service, Inc., in fiscal 1997 and Pay-Fone Systems, Inc., and The Payroll Company, Inc. (d/b/a Payday) in fiscal 1996. The acquired entities provided the Company with a client base and a new product offering that is ideal for clients with fifty or more employees.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Financial information about the Company's business segments is contained in Note K - Segment Financial Information in the Notes to the Consolidated Financial Statements contained in Exhibit 13, Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1998 (the "Annual Report"), which are incorporated herein by reference.


NARRATIVE DESCRIPTION OF BUSINESS

Payroll Segment

The Payroll segment prepares and furnishes paychecks, earnings statements and internal accounting records such as journals, summaries and earnings histories. The segment also prepares for its clients all required monthly, quarterly and annual payroll tax returns for federal, state and local governments. Over 75% of its clients nationwide utilize TAXPAY, a service which provides automatic payment of payroll taxes and filing of quarterly and annual payroll tax returns. The segment also provides enhanced payroll services, including a digital check signing and inserting service and an automatic salary deposit service, DIRECT DEPOSIT. The DIRECT DEPOSIT service electronically transmits the net payroll for a client's employees to banks throughout the Federal Reserve System.

Paychex employs payroll specialists who communicate primarily by telephone with their assigned clients each payroll period to record the hours worked by each employee and any personnel or compensation changes. These specialists are trained by Paychex in all facets of payroll preparation and applicable tax regulations.

The Paychex payroll system is an on-line, direct entry computer system which enables the payroll specialist, upon receiving the information from the client over the telephone, to enter it simultaneously. Payroll processing is decentralized and performed in most Paychex branches while TAXPAY and DIRECT DEPOSIT are processed at a facility in Rochester, New York.

Paychex' Payroll segment is a national payroll processing and payroll tax preparation service provided to over 293,600 small- to medium-sized businesses within the United States. There are over 5 million full-time employers in the markets this segment serves. Of those employers, 98% have less than 100 employees and are the Company's primary customers and target market.

The Payroll segment direct markets its services principally through its sales force located at its 79 branch operating centers and 25 sales offices in major metropolitan areas. Market share in branch processing center territories ranges from 1 to 20%, and no single client accounts for more than 1% of segment revenue. In addition to its direct marketing efforts, the Company utilizes relationships with many banks and accountants for client referrals.

Clients may discontinue Paychex payroll service at will. For the past three fiscal years, approximately 80% of the businesses which were clients in one fiscal year, continued to be clients in the succeeding fiscal year. Management believes ownership changes or business failures common to small businesses are the primary causes of client loss.

During fiscal 1997, the Company acquired Olsen Computer Systems, Inc. (Olsen), now Rapid Payroll, Inc. Olsen had licensed its payroll and human resource software to approximately 100 service bureaus who had over approximately 20,000 clients throughout the United States. The software is named RAPID PAYROLL and is capable of generating complex wage- and job-based reports, including labor distributions, general ledger reports, vacation accruals, job costing, tip allocations, 401(k) plan recordkeeping and section 125 calculations and union-related calculations. The software is ideal for companies with fifty or more employees. Since the purchase of Olsen, the Company has not sold any new software licenses, but continues to provide support for existing licensees of approximately 100, with over 20,000 clients at May 31, 1998. The version of the RAPID PAYROLL software used for Paychex' clients is called PREVIEW.

Prior to the acquisition of Olsen, the Company acquired The Payroll Service, Inc., Pay-Fone Systems, Inc., and The Payroll Company, Inc. (d/b/a Payday). Each of these entities provided payroll processing services using the RAPID PAYROLL software. Currently, the PREVIEW version of this product is used at five Paychex Major Market Service locations, and is offered through a sales force separate from that of the Company's core Payroll product, without direct competition to that product.

Payroll Competition

The Payroll segment competition, listed by size, include (i) manual payroll systems sold by numerous vendors, (ii) traditional in-house computerized payroll departments, and (iii) other computerized payroll service providers. Management believes that the primary elements of competition are price and service, and believes it has one major competitor that provides computerized payroll accounting services nationwide.


HRS-PEO SEGMENT

Human Resource Services

The HRS-PEO segment provides human resource products and services through its HRS division, on an a la carte basis to clients who choose to provide these benefits directly or through a co-employer relationship with PBS, the Company's PEO division.

Among the HRS products is a 401(k) recordkeeping service, used by 6,000 clients. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services. The HRS division also offers Cafeteria Plan products under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, with a resultant reduction in payroll taxes to employers and employees. The Flexible Spending Account Plan allows a client's employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required administration, compliance and coverage tests are provided with these services.

Other HRS products include employee handbooks, management manuals and personnel forms. These have been designed to simplify clients' office processes and enhance their employee benefits programs. Group benefits and workers' compensation insurance services are offered in selected geographical areas. State unemployment insurance services provide clients with a prompt reply for all claims, appeals, determinations, change statements and requests for separation documents.

Professional Employer Organization Services

PBS, a subsidiary of Paychex, Inc., is a leading professional employer organization, which provides small- and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. PBS provides professional employer services through five core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) worker compensation cost containment and safety management, (iv) employee benefits and related administration and (v) payroll processing and tax compliance. By engaging PBS to provide these services, clients are freed to concentrate their resources on their core businesses. As of May 31, 1998, PBS provided professional employer services to 19,200 employees, primarily in Florida, Georgia and southern California.

HRS-PEO Sales Process

HRS-PEO products and services are sold through a sales organization separate from that which sells Payroll services, and in fields related to one or more the segment's core services. The HRS division sells the majority of its products and services to existing Payroll segment clients since the processed payroll information provides the data integration necessary to provide the service. PBS generates sales leads from two primary sources: direct sales efforts and referrals, including referrals of existing Payroll segment clients.

HRS-PEO Competition

HRS-PEO segment competitors include (i) traditional in-house human resource departments, (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers compensation insurers, HMOs and other specialty managed care providers.

Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, and price. PBS management believes that name recognition, including its ownership by Paychex, Inc., regulatory expertise, financial resources, risk management and data processing capability distinguish Paychex and PBS from the rest of the industry.


SOFTWARE MAINTENANCE AND PRODUCT DEVELOPMENT

The ever-changing mandates of federal, state and local taxing authorities compel the Company to continuously update its proprietary software utilized by its Payroll and HRS-PEO business segments. The Company is also engaged in developing ongoing enhancements to this software to meet the changing requirements of its clients and the marketplace. However, the Company is not engaged, to any significant extent, in basic or technological software research and development.

EMPLOYEES

As of May 31, 1998, the Company and its subsidiaries employed approximately 5,100 persons, of which 4,850 are full-time and 250 are part-time.

TRADEMARKS

As of May 31, 1998, the Company and its subsidiaries have a number of trademarks registered with the U.S. Patent and Trademark Office, including the names PAYCHEX, TAXPAY, PAYLINK and RAPID PAYROLL. The Company believes these trademarks are of material importance to its business.

SEASONALITY

There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients and over 40% of new PEO worksite employees added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater revenue and sales commission expenses are reported in that quarter.

ITEM 2.  PROPERTIES

The Company's headquarters for its Payroll segment and Corporate functions are housed in a 140,000 square foot building complex owned by the Company in a Rochester, New York suburb. In addition, approximately 80,000 square feet is leased in several office complexes within the Rochester area. These leased facilities house various Corporate functions, other Payroll operations and a telemarketing unit.

The Payroll segment leases space for its branch and sales offices at various locations throughout the United States, concentrating on major metropolitan areas. The average size of a branch office and a sales office is approximately 13,000 square feet and approximately 1,000 square feet, respectively. The Major Market Services operations and sales force utilize leased facilities in Orange County and Pleasanton, California, Chicago, Illinois, central New Jersey, and Rochester, New York with an average of approximately 8,000 square feet.

HRS operations are performed at the HRS-PEO headquarters, a 62,000 square foot office facility owned by the Company within 10 miles of the Corporate headquarters. The PEO segment operates mainly in leased facilities in Florida and Georgia, and utilizes some leased office space at various Payroll branches. The HRS-PEO sales force utilizes office space at the segment's headquarters, PEO operating locations, and Payroll branches and sales offices.

The Company believes that adequate, suitable lease space will continue to be available for its needs.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, that are material in relation the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1998.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol PAYX, and the quarterly high and low sales price information and related dividend information for the past two years is set forth below. The high and low prices and dividends per share have been adjusted to reflect the three-for-two stock splits effected in the form of 50% stock dividends distributed in May 1998 and May 1997.

Years Ended
     May 31,         1998           1998              1997           1997
                 Market Price     Dividends       Market Price     Dividends
                   per Share    Paid per Share      per Share    Paid per Share
                High     Low                     High     Low
1st Quarter    $27.50  $21.67       $.04        $24.89  $17.89       $.03
2nd Quarter     30.25   22.33        .06         28.28   22.11        .04
3rd Quarter     35.13   26.71        .06         25.22   18.89        .04
4th Quarter     39.83   33.13        .06         24.92   17.00        .04

On July 31, 1998, there were 5,893 holders of record of the Company's common stock. Dividends are normally paid in February, May, August, and November. The level and continuation of future dividends are necessarily dependent on the Company's future earnings and cash flows.

During the fiscal years ended May 31, 1997 and 1996, the Company completed four business combinations in which it issued shares of $.01 par value common stock ("Common Stock") which were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance on the exemption from registration created by Section 4(2) of the Act.

1. November 21, 1996 - The Company acquired all of the issued and outstanding stock of Olsen Computer Systems, Inc., in a merger in which 884,084 shares of Common Stock were issued to the two Olsen Shareholders. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

2. August 29, 1996 - The Company acquired all of issued and outstanding stock of The Payroll Service, Inc., in a merger in which 124,172 shares of Common Stock were issued to the sole shareholder of The Payroll Service, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholder, his non-distributive intent and the legending of his stock certificates.

3. August 26, 1996 - The Company acquired all of the issued and outstanding stock of National Business Solutions, Inc., in a merger in which 6,602,616 shares of Common Stock were issued to the four shareholders of National Business Solutions, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

4. September 29, 1995 - The Company acquired all of the issued and outstanding stock of The Payroll Company, Inc. (d/b/a Payday), in a merger in which 391,143 shares of Common Stock were issued to the two shareholders of The Payroll Company, Inc. The basis for the Section 4(2) reliance was the financial and business sophistication of the shareholders, their non-distributive intent and the legending of their stock certificates.

The number of shares of Common Stock issued in each of the above-transactions has been restated to reflect subsequent three-for-two stock splits effected in the form of 50% stock dividends payable in each May of 1998, 1997 and 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information required is set forth in the Company's Annual Report under the heading "Eleven-Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" under subheading "Investments and ENS investments:
Interest Rate Risk and Quantitative and Qualitative Disclosures of Market Risks" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required are identified in Item 14 (a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is set forth in the Company's definitive Proxy Statement in the section entitled "PROPOSAL 1 - ELECTION OF DIRECTORS", the section entitled "OTHER EXECUTIVE OFFICERS OF THE COMPANY", and the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no relationships or related transactions required to be reported.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements and Supplementary Data

     The following consolidated financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

     Report of Independent Auditors

     Consolidated Statements of Income - For the Years ended May 31, 1998, 1997 and 1996

     Consolidated Balance Sheets - May 31, 1998 and 1997

     Consolidated Statements of Stockholders' Equity - For the Years ended May 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - For the Years ended May 31, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

     2. Schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the financial statements or notes thereto.

     3.   Exhibits

     (3) (a)   Articles of Incorporation, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibits 3.1 through 3.5 and Form 8-K filed with the Commission on October 22, 1986 and Form 10-Q filed with the Commission on January 12, 1989 and Form 10-Q filed with the Commission on January 13, 1993 and Form 10-Q filed with the Commission on January 10, 1996 and Form 10-Q filed with the Commission on October 14, 1997.

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

     (13) Portions of the Annual Report to Stockholders for the Fiscal Year ended May 31, 1998. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Auditors.

     (24)      Power of Attorney.

     (27)      Financial Data Schedule (filed electronically).

     (99) "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

ITEM 14.(B)  REPORTS ON FORM 8-K

The Company did not file any current reports on Form 8-K during the fourth quarter of the fiscal year ended May 31, 1998.

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              PAYCHEX, INC.

Dated:  August 27, 1998  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 27, 1998  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              and Chief Executive Officer and Director

Dated:  August 27, 1998  By:  /s/ Donald W. Brinckman*
                              -------------------------------
                              Donald W. Brinckman, Director

Dated:  August 27, 1998  By:  /s/ Steven D. Brooks*
                              -------------------------------
                              Steven D. Brooks, Director

Dated:  August 27, 1998  By:  /s/ G. Thomas Clark*
                              -------------------------------
                              G. Thomas Clark, Director

Dated:  August 27, 1998  By:  /s/ Phillip Horsley*
                              -------------------------------
                              Phillip Horsley, Director

Dated:  August 27, 1998  By:  /s/ Grant M. Inman*
                              -------------------------------
                              Grant M. Inman, Director

Dated:  August 27, 1998  By:  /s/ Harry P. Messina, Jr.*
                              -------------------------------
                              Harry P. Messina, Jr., Director

Dated:  August 27, 1998  By:  /s/ J. Robert Sebo*
                              -------------------------------
                              J. Robert Sebo, Director

Dated:  August 27, 1998  By:  /s/ John M. Morphy
                              -------------------------------
                              John M. Morphy, Vice President, Chief Financial Officer and Secretary
                              (Principal Accounting Officer)

                        *By:  /s/ B. Thomas Golisano
                              -------------------------------
                              B. Thomas Golisano, as Attorney-in-Fact