Form 10-Q
period 1998-08-31
PAYCHEX INC
filed 1998-10-15
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     ----------------

                       COMMISSION FILE NUMBER 0-11330

                                PAYCHEX, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                               16-1124166
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


      911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK   14625-0397
        (Address of principal executive offices)      (Zip Code)

                                (716)385-6666
            (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                       163,537,368    Shares
----------------------------                 ---------------------------------
          CLASS                              OUTSTANDING AT SEPTEMBER 30, 1998

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                                                    For the three months ended
                                                      August 31,     August 31,
                                                           1998           1997
Service revenues:
  Payroll                                              $127,982       $104,865
  HRS-PEO                                                11,307          8,082
                                                        -------        -------
Total service revenues                                  139,289        112,947
PEO direct costs billed (A)                             142,498        105,636
                                                        -------        -------
Total revenue                                           281,787        218,583

PEO direct costs (A)                                    142,498        105,636
Operating costs                                          35,885         30,306
Selling, general and administrative expenses             61,761         52,284
                                                        -------        -------
Operating income                                         41,643         30,357
Investment income                                         2,961          2,188
                                                        -------        -------
Income before income taxes                               44,604         32,545
Income taxes                                             13,203          9,471
                                                        -------        -------
Net income                                             $ 31,401       $ 23,074
                                                        =======        =======
Basic earnings per share                               $    .19       $    .14
                                                        =======        =======
Diluted earnings per share                             $    .19       $    .14
                                                        =======        =======
Weighted-average common shares outstanding              163,277        162,845
                                                        =======        =======
Weighted-average shares assuming dilution               165,525        164,441
                                                        =======        =======
Cash dividends per common share                        $    .06       $    .04
                                                        =======        =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                      August 31,        May 31,
                                                           1998           1998
                                                     (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                          $   49,519     $   35,571
  Investments                                           219,350        214,967
  Interest receivable                                    11,759         13,227
  Accounts receivable                                    66,332         54,596
  Deferred income taxes                                     -            1,525
  Prepaid expenses and other current assets               3,960          4,391
                                                      ---------      ---------
Current assets before ENS investments                   350,920        324,277
  Electronic Network Services investments             1,110,205      1,154,501
                                                      ---------      ---------
Total current assets                                  1,461,125      1,478,778
Property and equipment - net                             62,986         64,698
Deferred income taxes                                       866            517
Other assets                                              5,980          5,794
                                                      ---------      ---------
Total assets                                         $1,530,957     $1,549,787
                                                      =========      =========
LIABILITIES
Current liabilities:
  Accounts payable                                   $    6,589     $   10,496
  Accrued compensation and related items                 26,287         33,649
  Deferred revenue                                        3,014          4,443
  Accrued income taxes                                   10,581          2,628
  Deferred income taxes                                   1,511            -
  Other current liabilities                              17,094         13,960
                                                      ---------      ---------
Current liabilities before ENS client deposits           65,076         65,176
  Electronic Network Services client deposits         1,103,784      1,150,484
                                                      ---------      ---------
Total current liabilities                             1,168,860      1,215,660
Other long-term liabilities                               5,110          4,520
                                                      ---------      ---------
Total liabilities                                     1,173,970      1,220,180

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  authorized 300,000 shares
  Issued: 163,382/ August 31, 1998 and
          163,188/ May 31, 1998                           1,634          1,632
Additional paid-in capital                               49,989         46,463
Retained earnings                                       299,709        278,107
Accumulated other comprehensive income                    5,655          3,405
                                                      ---------      ---------
Total stockholders' equity                              356,987        329,607
                                                      ---------      ---------
Total liabilities and stockholders' equity           $1,530,957     $1,549,787
                                                      =========      =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the three months ended August 31,                      1998          1997
OPERATING ACTIVITIES
Net income                                            $  31,401     $  23,074
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets                5,165         4,189
    Amortization of premiums and
      discounts on available-for sale securities          2,301         1,831
    Provision for deferred income taxes                   1,398           669
    Provision for bad debts                                 380           383
    Net realized gains on sales
      of available-for-sale securities                     (504)          (32)
  Changes in operating assets and liabilities:
    Interest receivable                                   1,468           880
    Accounts receivable                                 (12,116)       (3,998)
    Prepaid expenses and other current assets               431            92
    Accounts payable and other current liabilities        1,317         1,554
    Net change in other assets and liabilities              372           984
                                                       --------       -------
Net cash provided by operating activities                31,613        29,626

INVESTING ACTIVITIES
  Purchases of available-for-sale securities           (130,021)      (98,712)
  Proceeds from sales of
    available-for-sale securities                       117,756        55,209
  Proceeds from maturities of
    available-for-sale securities                         2,190             -
  Net change in Electronic Network
    Services money market securities
    and other cash equivalents                           51,730         6,728
  Net change in Electronic Network
   Services client deposits                             (46,700)       22,195
  Purchases of property and equipment,
    net of disposals                                     (3,157)       (5,273)
  Purchases of other assets                                (264)         (326)
                                                       --------       -------
Net cash used in investing activities                    (8,466)      (20,179)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                   600           198
  Dividends paid                                         (9,799)       (6,516)
  Other                                                       -           (26)
                                                       --------       -------
Net cash used in financing activities                    (9,199)       (6,344)
                                                       --------       -------
Increase in Cash and cash equivalents                    13,948         3,103
Cash and cash equivalents, beginning of period           35,571        50,213
                                                       --------       -------
Cash and cash equivalents, end of period              $  49,519     $  53,316
                                                       ========      ========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              AUGUST 31, 1998

A) The accompanying unaudited consolidated financial statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 1998, are not necessarily indicative of the results that may be expected for the full year ended May 31, 1999. There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients and over 40% of new PEO worksite employees added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater revenue and sales commission expenses are reported in that quarter. The accompanying financial statements should be read in conjunction with the financial statements and footnotes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

B) Basic earnings per share, diluted earnings per share, cash dividends per share, weighted-average shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months ended August 31, 1997, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1998, and distributed on May 22, 1998. For the three months ended August 31, 1998, stock options were exercised for 194,000 shares of the Company's common stock.

C)  Property and equipment - net:
                                                      August 31,        May 31,
                                                           1998           1998
(In thousands)                                       (UNAUDITED)      (AUDITED)

Land and improvements                                  $  2,815       $  2,815
Buildings and improvements                               24,965         24,914
Data processing equipment and software                   65,486         64,247
Furniture, fixtures and equipment                        54,157         52,752
Leasehold improvements                                    7,517          7,323
                                                        -------        -------
                                                        154,940        152,051
Less accumulated depreciation and amortization           91,954         87,353
                                                        -------        -------
                                                       $ 62,986       $ 64,698
                                                        =======        =======

D) Segment Information: Effective May 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision-making purposes. Prior year segment disclosures have been restated to be consistent.

The Company has two business segments: Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, all federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, group benefits and workers' compensation insurance services, section 125 plans, employee handbooks and management services. As an outsourcing solution, HRS-PEO relieves the business owner of human resource administration, employment regulatory compliance, workers' compensation coverage, health care and other employee related responsibilities. Consistent with PEO industry practice, HRS-PEO revenue includes all amounts billed to clients for the services provided. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance and Senior Management functions of the Company.

                                                    For the three months ended
                                                      August 31,     August 31,
(In thousands)                                             1998           1997

Total revenue:
  Payroll                                              $127,982       $104,865
  HRS-PEO revenue:
    Service revenue                                      11,307          8,082
    PEO direct costs billed (A)                         142,498        105,636
                                                        -------        -------
  Total HRS-PEO revenue                                 153,805        113,718
                                                        -------        -------
  Total revenue                                         281,787        218,583
PEO direct costs (A)                                    142,498        105,636
                                                        -------        -------
Total revenue less PEO direct costs                     139,289        112,947
                                                        =======        =======
Operating income:
  Payroll                                                53,888         41,234
  HRS-PEO                                                 2,611          1,204
                                                        -------        -------
  Total operating income                                 56,499         42,438

Corporate expenses                                       14,856         12,081
Investment income                                         2,961          2,188
                                                        -------        -------
Income before income taxes                             $ 44,604       $ 32,545
                                                        =======        =======
(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

E) Comprehensive income: Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component reported in accumulated other comprehensive income in the Consolidated Balance Sheets for the Company. Comprehensive income, net of related tax effects, is as follows:

                                                    For the three months ended
                                                      August 31,     August 31,
(In thousands)                                             1998           1997

Net income                                             $ 31,401       $ 23,074
Unrealized gains on securities, net of
  reclassification adjustments                            2,250          1,408
                                                        -------        -------
Total comprehensive income                             $ 33,651       $ 24,482
                                                        =======        =======

F) Certain amounts from the prior year are reclassified to conform to fiscal 1999 presentations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the Company's operating results for the three months ended August 31, 1998 (fiscal 1999) and 1997 (fiscal
1998), and its financial condition at August 31, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying August 31, 1998 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.

Results of Operations
For the three months ended August 31,              1998    Change         1997
(In thousands, except per share amounts)
-------------------------------------------------------------------------------
Service revenues                              $ 139,289    +23.3%    $ 112,947
Operating income                              $  41,643    +37.2%    $  30,357
Income before income taxes                    $  44,604    +37.1%    $  32,545
Net income                                    $  31,401    +36.1%    $  23,074
Basic earnings per share                      $     .19    +35.7%    $     .14
Diluted earnings per share                    $     .19    +35.7%    $     .14
-------------------------------------------------------------------------------

The Company's ability to continually grow its client base, increase the utilization of ancillary services and decrease operating expenses as a percent of service revenues resulted in record first quarter service revenues and net income for the three months ended August 31, 1998.

Payroll segment:
For the three months ended August 31,                 1998   Change       1997
(In thousands)
-------------------------------------------------------------------------------
Payroll service revenue                           $127,982   +22.0%   $104,865
Payroll operating income                          $ 53,888   +30.7%   $ 41,234

Client statistics at August 31,
Payroll clients                                      300.9   +11.3%      270.3
Taxpay clients                                       228.9   +19.0%      192.4
Direct Deposit clients                               112.4   +37.2%       81.9
Check Signing clients                                 35.3   +23.4%       28.6
-------------------------------------------------------------------------------

Revenues: Payroll, Taxpay and Direct Deposit revenues include service fees and investment revenue. Investment revenue is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities for Taxpay clients and client employees for Direct Deposit clients. The increase in service revenue is primarily related to the continued growth of the Payroll client base and increased utilization of ancillary services such as Taxpay, Direct Deposit and Check Signing by both new and existing clients. On August 31, 1998, approximately 76% of Payroll clients utilize the Taxpay service. Client utilization of this product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of Direct Deposit was approximately 37% at August 31, 1998, and will provide additional growth opportunities in fiscal 1999 and beyond. During the second quarter of fiscal 1998, the Payroll segment also began to earn new revenues from the reporting of clients' newly hired employees to meet federal and state requirements. Fiscal 1999's percentage growth in service revenue is expected to be slightly above 19%.

Operating income: Operating income increased as a result of continued growth of the client base, increased utilization of ancillary services, and leveraging of the segment's operating expense base.

HRS-PEO segment:
For the three months ended August 31,               1998     Change       1997
(In thousands)
-------------------------------------------------------------------------------
HRS-PEO service revenue                         $ 11,307    + 39.9%   $  8,082
PEO direct costs billed                          142,498    + 34.9%    105,636
                                                --------    -------   --------
Total HRS-PEO revenue                            153,805    + 35.3%    113,718
PEO direct costs                                 142,498    + 34.9%    105,636

HRS-PEO operating income                        $  2,611    +116.9%   $  1,204

Client statistics at August 31,
401(k) clients                                       6.7    + 86.1%        3.6
401(k) client funds managed externally
  (in millions)                                 $  401.9    +111.0%   $  190.5
Section 125 clients                                 17.3    + 24.5%       13.9
PEO worksite employees                              19.0    + 31.0%       14.5
-------------------------------------------------------------------------------

Revenues: The growth in service revenue was due to gains in the number of 401(k) recordkeeping clients, section 125 cafeteria plan clients and Professional Employer Organization (PEO) worksite employees, which produced higher recurring revenues. Fiscal 1999's service revenue is expected to grow at a rate higher than Payroll segment revenues.

Operating income: Improvements in HRS-PEO operating income resulted primarily from revenue growth, and benefited from the consolidation of the PEO administrative functions in Rochester, New York, completed in February 1998. During the three months ended August 31, 1998, the segment increased its 401(k) recordkeeping sales force by approximately 40 individuals to facilitate the goal of attaining 10,000 clients by the end of that fiscal year. Operating income for the full year of fiscal 1999 is expected to increase due to continued client base growth and from efficiencies gained from centralized operations.

PEO direct costs billed and direct costs: Consistent with industry practices and generally accepted accounting principles, total PEO revenues reported in the Consolidated Statements of Income include the service fee, plus the PEO direct costs billed to clients for the wages and payroll taxes of worksite employees, their related benefit premiums and claims and other direct costs. The increases in PEO direct costs billed and direct costs are reflective of the increases in the number of PEO worksite employees.

Corporate expenses:
For the three months ended August 31,               1998     Change       1997
(In thousands)
-------------------------------------------------------------------------------
Corporate expenses                              $ 14,856     +23.0%  $  12,081
-------------------------------------------------------------------------------

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance and Senior Management functions of the Company. The increase in expenses is primarily related to additional employees necessary to support the continued growth of the Company's business. In addition, expenses reflect increased national marketing efforts commenced during the third quarter of fiscal 1998. Fiscal 1999's expenses are expected to increase at a rate similar to fiscal 1998's rate of approximately 18%.

Investment income:
For the three months ended August 31,               1998     Change       1997
(In thousands)
-------------------------------------------------------------------------------
Investment income                                $ 2,961     +35.3%   $  2,188
-------------------------------------------------------------------------------

Investment income earned from the Company's Investments, which does not include the investment revenue earned from ENS investments, has grown mainly as a result of increases in total cash and investment balances generated from continual gains in operating cash flows. Investment income for 1999, subject to changes in market rates of interest, is expected to grow at a rate slightly lower than net income growth.

Income taxes: The Company's effective tax rate for the three months ended August 31, 1998 and 1997, was 29.6%, and 29.1%, respectively. The increase in fiscal 1999's rate is due to expected growth in pre-tax income exceeding the growth in tax-exempt income, which is derived primarily from Taxpay and Direct Deposit products that produce float income. Fiscal 1999's effective tax rate is expected to range from 29.5% to 30.0%.

Liquidity and Capital Resources

Operating cash flows:
For the three months ended August 31,               1998     Change       1997
(In thousands)
-------------------------------------------------------------------------------
Operating cash flows                           $  31,613     + 6.7%  $  29,626
-------------------------------------------------------------------------------

The increase in operating cash flows resulted primarily from the consistent achievement of record net income. Projected operating cash flows are expected to adequately support normal business operations and forecasted growth, planned purchases of property and equipment and planned dividend payments. Furthermore, at August 31, 1998, the Company had $268.9 million in available cash and investments and $262.5 million of available, uncommitted and unsecured lines of credit.

Investments and ENS investments: Investments and ENS investments consist of various government securities, investment grade municipal securities, money market securities and other short-term cash equivalents. The Company's Investments increased from the investment of gains in operating cash flows. The amount of ENS funds held will vary significantly during the year due to the timing of payroll tax and direct deposit payments and collections.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and limiting amounts that can be invested in any single instrument. At August 31, 1998, approximately 97% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 rating or an equivalent rating.

Interest rate risk - The Company's available-for-sale securities are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company's objective in managing interest rate risk is to mitigate the risk that earnings from the portfolio could be adversely impacted by changes in interest rates in the near term. The Company invests in short- to intermediate-term fixed-rate municipal and government securities, as they are less sensitive to interest rate fluctuations, and manages the portfolio to a benchmark duration of 2.5 to 3.0 years.

Purchases of property and equipment:
For the three months ended August 31,               1998     Change       1997
(In thousands)
-------------------------------------------------------------------------------
Purchases of property & equipment               $  3,166     -40.0%   $  5,280
-------------------------------------------------------------------------------

The decrease in purchases is primarily related to higher purchases of data processing equipment in the three months ended August 31, 1997, versus the same period ended August 31, 1998. Purchases of property and equipment in fiscal 1999 are expected to be in the range of $30 million.

Cash dividends and stock splits:
For the three months ended August 31,               1998     Change       1997
(In thousands, except per share amounts)
-------------------------------------------------------------------------------
Cash dividends                                  $  9,799     +50.4%   $  6,516
Cash dividends per share                        $    .06     +50.0%   $    .04
-------------------------------------------------------------------------------

The increase in cash dividends and per share amounts is due to the 50% increase declared October 1997 and paid in November 1997. The Company distributed a three-for-two stock split effected in the form of a 50% stock dividend on outstanding shares in May 1998. All financial information within this Form 10-Q has been adjusted for this stock split. On October 1, 1998, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share, payable November 16, 1998, to shareholders of record November 2, 1998.

OTHER
Year 2000 date conversion: The Company is actively pursuing resolution of year 2000 issues. The year 2000 problem originated with the advent of computers, when dates were stored without century indicators, in an effort to reduce the need for expensive storage space used for input, output and storage media. In order to process and calculate dates correctly, internal computer systems must be changed to handle the year 2000 and beyond. Year 2000 efforts extend past the Company's internal computer systems and require coordination with clients, vendors, government entities, financial institutions and other third parties to understand their plans for making systems and related interfaces compliant.

In response to year 2000 issues, the Company initiated a program to manage progress in year 2000 compliance efforts. The managers of the Company's year 2000 compliance program report directly to the Vice President of Information Technology and provide regular reports to the Company's Senior Management and the Board of Directors.

The Company plans to have the majority of internal mission-critical systems year 2000 compliant by the end of calendar year 1998, and the few remaining internal systems compliant by the end of the first quarter of calendar year 1999. Processes and procedures are in place to ensure the following: all future internal development and testing follows year 2000 development and testing standards, all projects undertaken in the interim deliver year 2000 compliant solutions, all future third-party hardware and software acquisitions are year 2000 compliant, and all commercial third-party service providers are being queried regarding their year 2000 compliance plans. In addition, the Company is actively working with all government agency partners to determine their year 2000 compliance plans, and has begun making year 2000 changes based on their mandates.

Calendar year 1999 will be used to react to yet unknown changes dictated by third parties, such as government agencies, hardware and software vendors, financial institutions, or utility companies. Third-party interface testing and resolution of year 2000 issues with external agencies and partners is dependent upon those third parties completing their own year 2000 remediation efforts.

The Company expects minimal business disruption will occur as a result of year 2000 issues for systems that the Company directly controls. The Company will enhance existing normal business contingency plans to address any identified year 2000 issues based on actual testing experience with third parties and assessment of outside risks. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as government agencies, hardware and software vendors, financial institutions or utility companies, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

The Company currently anticipates expenditures for year 2000 efforts to approximate $5 million, with approximately fifty percent spent through August 31, 1998. The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates. These estimates were derived from internal assessments and assumptions of future events. The estimates may be adversely affected by the continued availability of personnel and system resources, as well as the failure of third-party vendors, service providers, and agencies to properly address year 2000 issues. There is no guarantee that these estimates will be achieved, and actual results could differ significantly from those anticipated.


                         PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 1, 1998. Stockholders elected seven Directors nominated in the August 7, 1998 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of Stockholders. Additionally, the stockholders ratified the proposal to adopt the Paychex, Inc. 1998 stock Incentive Plan.

Results of stockholder voting are as follows:

1.  Election of Directors           Votes For       Votes Withheld
    B. Thomas Golisano             134,474,955         474,228
    Steven D. Brooks               134,509,941         432,242
    G. Thomas Clark                134,477,200         471,783
    Phillip Horsley                134,510,429         438,754
    Grant M. Inman                 134,507,487         444,696
    Harry P. Messina, Jr.          134,475,941         473,441
    J. Robert Sebo                 134,475,205         473,978

2.  Proposal to adopt the Paychex, Inc. 1998 Stock Incentive Plan

         For         Against         Abstaining       Broker Non-Votes
     132,540,946    1,876,707         531,513                21


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        Exhibit 27 - "Financial Data Schedule" is filed electronically.

        Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K: The Company filed a report on Form 8-K on July 2, 1998, that included the Company's press release for the fourth quarter and year ended May 31, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PAYCHEX, INC.






Date:     October 15, 1998              /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer





Date:     October 15, 1998              /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary