Form 10-Q
period 1998-11-30
PAYCHEX INC
filed 1998-12-15
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         163,618,400 Shares
----------------------------                  --------------------------------
          CLASS                               OUTSTANDING AT NOVEMBER 30, 1998

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                              For the three months         For the six months
                                 ended November 30,         ended November 30,
                                1998          1997          1998         1997
Service revenues:
  Payroll                   $131,035      $108,528      $259,017     $213,393
  HRS-PEO                     11,913         8,645        23,220       16,727
                             -------       -------       -------      -------
Total service revenues       142,948       117,173       282,237      230,120
PEO direct costs billed (A)  139,033       118,048       281,531      223,684
                             -------       -------       -------      -------
Total revenue                281,981       235,221       563,768      453,804

PEO direct costs (A)         139,033       118,048       281,531      223,684
Operating costs               36,863        31,891        72,748       62,197
Selling, general and
  administrative expenses     61,089        52,710       122,850      104,994
                             -------       -------       -------      -------
Operating income              44,996        32,572        86,639       62,929
Investment income              3,006         2,291         5,967        4,479
                             -------       -------       -------      -------
Income before income taxes    48,002        34,863        92,606       67,408
Income taxes                  14,394        10,145        27,597       19,616
                              ------       -------       -------      -------
Net income                  $ 33,608      $ 24,718      $ 65,009     $ 47,792
                             =======       =======       =======      =======
Basic earnings per share    $    .21      $    .15      $    .40     $    .29
                             =======       =======       =======      =======
Diluted earnings per share  $    .20      $    .15      $    .39     $    .29
                             =======       =======       =======      =======

Weighted-average common
  shares outstanding         163,530       162,958       163,407      162,902
                             =======       =======       =======      =======
Weighted-average shares
  assuming dilution          165,865       164,501       165,698      164,471
                             =======       =======       =======      =======
Cash dividends per
  common share              $    .09      $    .06      $    .15     $    .10
                             =======       =======       =======      =======
-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                    November 30,       May 31,
                                                           1998          1998
                                                     (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                          $   29,376    $   35,571
  Investments                                           241,370       214,967
  Interest receivable                                    14,160        13,227
  Accounts receivable                                    74,065        54,596
  Deferred income taxes                                     -           1,525
  Prepaid expenses and other current assets               5,403         4,391
                                                      ---------     ---------
Current assets before ENS investments                   364,374       324,277
  Electronic Network Services investments             1,130,243     1,154,501
                                                      ---------     ---------
Total current assets                                  1,494,617     1,478,778
Property and equipment - net                             68,313        64,698
Deferred income taxes                                     1,107           517
Other assets                                              6,198         5,794
                                                      ---------     ---------
Total assets                                         $1,570,235    $1,549,787
                                                      =========     =========
LIABILITIES
Current liabilities:
  Accounts payable                                   $    7,574    $   10,496
  Accrued compensation and related items                 28,071        33,649
  Deferred revenue                                        3,637         4,443
  Accrued income taxes                                    1,169         2,628
  Deferred income taxes                                   4,882           -
  Other current liabilities                              14,443        13,960
                                                      ---------     ---------
Current liabilities before ENS client deposits           59,776        65,176
  Electronic Network Services client deposits         1,123,335     1,150,484
                                                      ---------     ---------
Total current liabilities                             1,183,111     1,215,660
Other long-term liabilities                               5,215         4,520
                                                      ---------     ---------
Total liabilities                                     1,188,326     1,220,180

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  authorized 300,000 shares
  Issued: 163,618/November 30, 1998 and
          163,188/May 31, 1998                            1,636         1,632
Additional paid-in capital                               55,314        46,463
Retained earnings                                       318,594       278,107
Accumulated other comprehensive income                    6,365         3,405
                                                      ---------     ---------
Total stockholders' equity                              381,909       329,607
                                                      ---------     ---------
Total liabilities and stockholders' equity           $1,570,235    $1,549,787
                                                      =========     =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the six months ended November 30,                    1998            1997

OPERATING ACTIVITIES
Net income                                           $ 65,009        $ 47,792
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             10,576           8,763
    Amortization of premiums and
      discounts on available-for sale securities        4,747           3,834
    Provision for deferred income taxes                 4,117           1,719
    Provision for bad debts                               835             982
    Net realized gains on sales
      of available-for-sale securities                 (1,556)           (165)
  Changes in operating assets and liabilities:
    Interest receivable                                  (933)         (1,481)
    Accounts receivable                               (20,304)        (12,261)
    Prepaid expenses and other current assets          (1,012)         (1,252)
    Accounts payable and other current liabilities     (3,701)          2,824
    Net change in other assets and liabilities            148           1,789
                                                      -------         -------
Net cash provided by operating activities              57,926          52,544

INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (270,419)       (178,892)
  Proceeds from sales of
    available-for-sale securities                     200,181          92,073
  Proceeds from maturities of
    available-for-sale securities                       7,425             300
  Net change in Electronic Network
    Services money market securities
    and other cash equivalents                         62,330          (5,571)
  Net change in Electronic Network
   Services client deposits                           (27,149)         69,514
  Purchases of property and equipment,
    net of disposals                                  (13,576)        (13,410)
  Other                                                  (665)           (272)
                                                      -------         -------
Net cash used in investing activities                 (41,873)        (36,258)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options               2,274           1,125
  Dividends paid                                      (24,522)        (16,295)
  Other                                                     -             733
                                                      -------         -------
Net cash used in financing activities                 (22,248)        (14,437)
                                                      -------         -------
Increase/(decrease) in Cash and cash equivalents       (6,195)          1,849
Cash and cash equivalents, beginning of period         35,571          50,213
                                                      -------         -------
Cash and cash equivalents, end of period             $ 29,376        $ 52,062
                                                      =======         =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              NOVEMBER 30, 1998

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended November 30, 1998, are not necessarily indicative of the results that may be expected for the full year ended May 31, 1999. There is no significant seasonality to the Company's business, except that over 30% of new Payroll segment clients and over 40% of new PEO worksite employees added in each of the last three fiscal years have been added during the third fiscal quarter. Consequently, greater revenue and sales commission expenses are reported in that quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Certain amounts from the prior year are reclassified to conform to fiscal 1999 presentations.

B) Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three and six months ended November 30, 1997, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1998, and distributed on May 22, 1998. For the three and six months ended November 30, 1998, stock options were exercised for 236,000 shares and 430,000 shares, respectively, of the Company's common stock.

C) Investments and ENS investments: Investments and ENS investments consist of various governmental securities, investment grade municipal securities, money market securities and other cash equivalents.

                                          November 30,                 May 31,
                                                 1998                    1998
(In thousands)                              UNAUDITED)               (AUDITED)
                               ----------------------   ---------------------
                                     COST  FAIR VALUE        COST  FAIR VALUE
Type of issue
  Money market securities and
    other cash equivalents     $  652,611  $  652,611  $  714,941  $  714,941
  Available-for-sale
    securities:
      General obligation
        municipal bonds           242,710     245,900     212,222     213,940
      Pre-Refunded municipal
        bonds                     264,678     268,753     236,151     238,462
      Revenue municipal bonds     199,989     202,714     199,545     200,850
      Other securities              1,394       1,635       1,231       1,275
                                ---------   ---------   ---------   ---------
Total available-for-sale
  securities                      708,771     719,002     649,149     654,527
                                ---------   ---------   ---------   ---------
Total Investments and
  ENS investments              $1,361,382  $1,371,613  $1,364,090  $1,369,468
                                =========   =========   =========   =========
Classification of investments
  on Consolidated Balance
  Sheets:
    Investments                $  238,043  $  241,370  $  213,606  $  214,967
    ENS investments             1,123,339   1,130,243   1,150,484   1,154,501
                                ---------   ---------   ---------   ---------
Totals                         $1,361,382  $1,371,613  $1,364,090  $1,369,468
                                =========   =========   =========   =========

D)  Property and equipment - net:
                                                   November 30,        May 31,
                                                          1998           1998
(In thousands)                                      (UNAUDITED)      (AUDITED)

Land and improvements                                 $  2,815       $  2,815
Buildings and improvements                              25,948         24,914
Data processing equipment and software                  69,970         64,247
Furniture, fixtures and equipment                       57,855         52,752
Leasehold improvements                                   8,052          7,323
                                                       -------        -------
                                                       164,640        152,051
Less accumulated depreciation and amortization          96,327         87,353
                                                       -------        -------
                                                      $ 68,313       $ 64,698
                                                       =======        =======

E) Segment Information: Effective May 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement requires the Company to report segment financial information consistent with the presentation made to the Company's management for decision-making purposes. Prior year segment disclosures have been restated to be consistent.

The Company has two business segments: Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, all federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, section 125 plans, workers' compensation, group benefits, and state unemployment insurance services, employee handbooks and management services. As an outsourcing solution, HRS-PEO relieves the business owner of human resource administration, employment regulatory compliance, workers' compensation coverage, health care and other employee related responsibilities. Consistent with PEO industry practice, HRS-PEO revenue includes all amounts billed to clients for the services provided. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                              For the three months         For the six months
                                 ended November 30,         ended November 30,
(In thousands)                   1998         1997          1998         1997
Total revenue:
  Payroll                    $131,035     $108,528      $259,017     $213,393
  HRS-PEO revenue:
    Service revenue            11,913        8,645        23,220       16,727
    PEO direct costs
       billed (A)             139,033      118,048       281,531      223,684
                              -------      -------       -------      -------
  Total HRS-PEO revenue       150,946      126,693       304,751      240,411
                              -------      -------       -------      -------
  Total revenue               281,981      235,221       563,768      453,804
PEO direct costs (A)          139,033      118,048       281,531      223,684
                              -------      -------       -------      -------
Total revenue less PEO
  direct costs                142,948      117,173       282,237      230,120
                              =======      =======       =======      =======
Operating income:
  Payroll                      56,675       44,230       110,563       85,464
  HRS-PEO                       2,575          994         5,186        2,198
                              -------      -------       -------      -------
  Total operating income       59,250       45,224       115,749       87,662

Corporate expenses             14,254       12,652        29,110       24,733
Investment income               3,006        2,291         5,967        4,479
                              -------      -------       -------      -------
Income before income taxes   $ 48,002     $ 34,863      $ 92,606     $ 67,408
                              =======      =======       =======      =======
Investment revenue included
   in Payroll revenue        $ 11,984     $  8,975      $ 23,760     $ 18,336
                              =======      =======       =======      =======
(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

F) Comprehensive income: Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component reported in accumulated other comprehensive income in the Consolidated Balance Sheets for the Company. Comprehensive income, net of related tax effects, is as follows:

                             For the three months          For the six months
                                ended November 30,          ended November 30,
(In thousands)                1998           1997            1998        1997

Net income                 $33,608        $24,718         $65,009     $47,792
Unrealized gains on
  securities, net of
  reclassification
  adjustments                  710            846           2,960       2,254
                            ------         ------          ------      ------
Total comprehensive
  income                   $34,318        $25,564         $67,969     $50,046
                            ======         ======          ======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the Company's operating results for the three months and six months ended November 30, 1998 (fiscal 1999) and 1997 (fiscal 1998), and its financial condition at November 30, 1998. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying November 30, 1998 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.

Results of operations
(In thousands, except per share amounts)
For the three months ended November 30,            1998    Change         1997
-------------------------------------------------------------------------------
Service revenues                              $ 142,948    +22.0%    $ 117,173
Operating income                              $  44,996    +38.1%    $  32,572
Income before income taxes                    $  48,002    +37.7%    $  34,863
Net income                                    $  33,608    +36.0%    $  24,718
Basic earnings per share                      $     .21    +40.0%    $     .15
Diluted earnings per share                    $     .20    +33.3%    $     .15
===============================================================================
For the six months ended November 30,              1998    Change         1997
-------------------------------------------------------------------------------
Service revenues                              $ 282,237    +22.6%    $ 230,120
Operating income                              $  86,639    +37.7%    $  62,929
Income before income taxes                    $  92,606    +37.4%    $  67,408
Net income                                    $  65,009    +36.0%    $  47,792
Basic earnings per share                      $     .40    +37.9%    $     .29
Diluted earnings per share                    $     .39    +34.5%    $     .29
===============================================================================

The Company's ability to continually grow its client base, increase the utilization of ancillary services and decrease operating expenses as a percent of service revenues, resulted in record service revenues and net income for the three months and six months ended November 30, 1998.

Payroll segment:
(In thousands)
For the three months ended November 30,            1998    Change         1997
-------------------------------------------------------------------------------
Payroll service revenue                       $ 131,035    +20.7%    $ 108,528
Investment revenue included in
  Payroll service revenue                     $  11,984    +33.5%    $   8,975
Payroll operating income                      $  56,675    +28.1%    $  44,230
===============================================================================
For the six months ended November 30,              1998    Change         1997
-------------------------------------------------------------------------------
Payroll service revenue                       $ 259,017    +21.4%    $ 213,393
Investment revenue included in
  Payroll service revenue                     $  23,760    +29.6%    $  18,336
Payroll operating income                      $ 110,563    +29.4%    $  85,464
===============================================================================
Client statistics at November 30,                  1998    Change         1997
-------------------------------------------------------------------------------
Payroll clients                                   307.8    +10.9%        277.5
Taxpay clients                                    236.6    +17.5%        201.3
Direct Deposit clients                            120.9    +36.1%         88.8
Check Signing clients                              36.4    +22.1%         29.8
===============================================================================

Revenues: Payroll, Taxpay and Direct Deposit revenues include service fees and investment revenue. Investment revenue is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities for Taxpay clients and client employees for Direct Deposit clients. Investment revenue also includes net realized gains and losses from the sale of available-for-sale securities. The increases in service revenue are primarily related to the continued growth of the Payroll client base, including improvement in client retention, and increased utilization of ancillary services such as Taxpay, Direct Deposit and Check Signing by both new and existing clients.

At November 30, 1998, approximately 77% of Payroll clients utilize the Taxpay service. Client utilization of this product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of Direct Deposit was approximately 39% at November 30, 1998, and will provide additional growth opportunities in fiscal 1999 and beyond.

Fiscal 1999's percentage growth in service revenue is expected to be on the upper-end of the Paychex "formula" of 17-19%, as compared to fiscal 1998's growth of 23%. The anticipated decrease in revenue growth reflects the impact of lower interest rates and the maturing of Taxpay.

Operating income: Operating income increased as a result of continued growth of the client base, increased utilization of ancillary services, and leveraging of the segment's operating expense base.

HRS-PEO segment:
(In thousands)
For the three months ended November 30,             1998     Change       1997
-------------------------------------------------------------------------------
HRS-PEO service revenue                         $ 11,913    + 37.8%   $  8,645
HRS-PEO operating income                        $  2,575    +159.1%   $    994
===============================================================================
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
HRS-PEO service revenue                         $ 23,220    + 38.8%   $ 16,727
HRS-PEO operating income                        $  5,186    +135.9%   $  2,198
===============================================================================
Client statistics at November 30,                   1998     Change       1997
-------------------------------------------------------------------------------
401(k) clients                                       8.0    + 77.8%        4.5
401(k) client funds managed
  externally (in millions)                      $  519.9    +120.8%   $  235.5
Section 125 clients                                 18.1    + 24.8%       14.5
PEO worksite employees                              15.8    -  4.2%       16.5
===============================================================================

Revenues: The increases in service revenue are primarily related to the benefits of developing and growing a recurring revenue stream from 401(k) plan recordkeeping and PEO clients. Fiscal 1999's service revenue is expected to grow at a rate higher than Payroll segment revenues.

Operating income: The increases in HRS-PEO operating income are related to gains in the service revenue and continued benefits from the February 1998 consolidation of the PEO administrative functions in Rochester, New York. During the first half of fiscal 1999, the segment increased its 401(k) plan recordkeeping sales force by approximately 50 individuals to facilitate the goal of attaining more than 10,000 clients by the end of fiscal 1999. Operating income for the full year of fiscal 1999 is expected to increase due to continued client base growth and from efficiencies gained from centralized operations.

The decline in the number of worksite employees is primarily due to the loss of two large PEO clients during the month of November. The loss of these clients is not expected to have a material impact on full-year results.

Corporate expenses:
(In thousands)
For the three months ended November 30,             1998     Change       1997
-------------------------------------------------------------------------------
Corporate expenses                               $14,254     +12.7%    $12,652
===============================================================================
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
Corporate expenses                               $29,110     +17.7%    $24,733
===============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The period increases are primarily due to additional employees necessary to support the continued growth of the Company's business segments, and from increased national marketing efforts, commenced in the third quarter of fiscal 1998.

Investment income:
(In thousands)
For the three months ended November 30,             1998     Change       1997
-------------------------------------------------------------------------------
Investment income                                $ 3,006     +31.2%   $  2,291
===============================================================================
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
Investment income                                $ 5,967     +33.2%   $  4,479
===============================================================================

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

Income taxes:
(In thousands)
For the three months ended November 30,             1998     Change       1997
-------------------------------------------------------------------------------
Income taxes                                     $14,394     +41.9%    $10,145
Effective income tax rate                          30.0%     +  .9       29.1%
===============================================================================
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
Income taxes                                     $27,597     +40.7%    $19,616
Effective income tax rate                          29.8%     +  .7       29.1%
===============================================================================

The increases in the effective income tax rate are due to expected growth in taxable income exceeding the growth in tax-exempt income, which is derived primarily from Taxpay and Direct Deposit products that provide investment revenue. Fiscal 1999's quarter and annual effective income tax rates are expected to range from 29.5% to 30.0%.

Liquidity and Capital Resources

Operating cash flows:
(In thousands)
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
Operating cash flows                           $  57,926     +10.2%  $  52,544
===============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of record net income. Projected operating cash flows are expected to adequately support normal business operations and forecasted growth, planned purchases of property and equipment and planned dividend payments. Furthermore, at November 30, 1998, the Company had $267.7 million in available cash and investments and $262.5 million of available, uncommitted and unsecured lines of credit.

Investments and ENS investments: Investments and ENS investments consist of short-term funds and available-for-sale investments which are described in Note C of the Notes to the Consolidated Financial Statements. Investments have increased due to the investment of cash provided by operating activities less dividend payments. The amount of ENS investments varies significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and client employees for Direct Deposit clients.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and limiting amounts that can be invested in any single instrument. At November 30, 1998, approximately 97% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 rating or an equivalent rating.

Interest rate risk - The Company's available-for-sale securities are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. Increases in interest rates normally decrease the market value of the available-for-sale securities, immediately increase earnings from short-term funds and over time increase earnings from available-for-sale securities. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. Decreases in interest rates have the opposite affect on the available-for-sale securities and earnings from short-term funds. As of November 30, 1998, approximately one-half of the total investment portfolio was invested in short-term funds with an average duration of less than 30 days, and the available-for-sale securities had an average duration of 2.8 years.

During the quarter ended November 30, 1998, the federal funds rate was reduced by 75 basis points. A 25 basis point change affects the Company's tax-exempt interest rates by approximately 17 basis points. As a result of these rate decreases, the market value of the available-for-sale securities increased, and unrealized gains on the Company's total available-for-sale securities were $10.2 million at November 30, 1998, compared to $5.4 million at May 31, 1998.

Purchases of property and equipment:
(In thousands)
For the six months ended November 30,               1998     Change       1997
-------------------------------------------------------------------------------
Purchases of property & equipment               $ 13,584       +.5%   $ 13,520
===============================================================================

Purchases of property and equipment in fiscal 1999 are expected to approximate $30 million.

Cash dividends and stock splits:
(In thousands, except per share amounts)
For the six months ended November 30,               1998      Change      1997
-------------------------------------------------------------------------------
Cash dividends                                  $ 24,522      +50.5%  $ 16,295
Cash dividends per common share                 $    .15      +50.0%  $    .10
===============================================================================

On October 1, 1998, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share, and declared a dividend which was paid November 16, 1998, to shareholders of record on November 2, 1998. The Company distributed a three-for-two stock split effected and distributed in the form of a 50% stock dividend on outstanding shares in May 1998. All financial information within this Form 10-Q has been adjusted for this stock split.

OTHER
Year 2000 readiness disclosure: The Company is actively pursuing resolution of year 2000 issues. The year 2000 problem originated with the advent of computers, when dates were stored without century indicators, in an effort to reduce the need for expensive storage space used for input, output and storage media. In order to process and calculate dates correctly, internal computer systems must be changed to handle the year 2000 and beyond. Year 2000 efforts extend past the Company's internal computer systems and require coordination with clients, vendors, government entities, financial institutions and other third parties to understand their plans for making systems and related interfaces compliant.

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

The Company expects minimal business disruption will occur as a result of year 2000 issues for systems that the Company directly controls. The Company is in the process of enhancing existing normal business contingency plans to address any identified year 2000 issues based on actual testing experience with third parties and assessment of outside risks. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as government agencies, hardware and software vendors, financial institutions or utility companies, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks.

The Company currently anticipates expenditures for year 2000 efforts to approximate $5 million, with approximately sixty-five percent spent through November 30, 1998. The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates. These estimates were derived from internal assessments and assumptions of future events. The estimates may be adversely affected by the continued availability of personnel and system resources, as well as the failure of third-party vendors, service providers, and agencies to properly address year 2000 issues. There is no guarantee that these estimates will be achieved, and actual results could differ significantly from those anticipated.

                         PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 1, 1998. Results of that meeting were reported in the Form 10-Q filed on October 15, 1998, for the quarterly period ended August 31, 1998, and is incorporated herein by reference.


ITEM 5:  OTHER INFORMATION

The text portion on the Company's press release dated December 15, 1998, regarding its financial results for the three months and six months ended November 30, 1998, is attached. The related Consolidated Financial Statements are contained in PART I. FINANCIAL INFORMATION of this Form 10-Q.

FOR IMMEDIATE RELEASE

	John M. Morphy, Chief Financial Officer
	Paychex, Inc.		716-383-3406
	        or
	Jan Shuler		716-383-3406
	Paychex, Inc.
     Access Paychex, Inc. News Releases and SEC Form 10-Q at http://www.paychex.com/paychex/finance/finance.html

             PAYCHEX, INC. REPORTS RECORD SECOND QUARTER RESULTS

ROCHESTER, NY, December 15, 1998 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $33.6 million or $.20 diluted earnings per share for the second quarter ended November 30, 1998, a 36% increase over net income of $24.7 million or $.15 diluted earnings per share for the same period last year. Total service revenues were $142.9 million, an increase of 22% over $117.2 million for the same period last year.

For the six months ended November 30, 1998, net income increased 36% to $65.0 million or $.39 diluted earnings per share as compared to net income of $47.8 million or $.29 diluted earnings per share for the same period last year. Total service revenues were $282.2 million, an increase of 23% over $230.1 million for the same period last year.

PAYROLL SEGMENT
For the quarter ended November 30, 1998, operating income from Payroll services increased 28% to $56.7 million from $44.2 million for the same period last year. Payroll service revenue was $131.0 million, an increase of 21% over $108.5 million for the same period last year.

For the six months ended November 30, 1998, operating income from Payroll services increased 29% to $110.6 million from $85.5 million for the same period last year. Payroll service revenue was $259.0 million, an increase of 21% over $213.4 million for the same period last year.

The increases in revenues and operating income were the result of an 11% year-over-year increase in the Company's payroll client base, and the continued year-over-year growth of the Taxpay and Direct Deposit products. Paychex currently services 307,800 payroll clients, with 236,600 utilizing Taxpay, the Company's tax filing and payment feature, 120,900 taking advantage of the Company's Direct Deposit product, and 36,400 using the Company's Check Signing option.

HRS-PEO SEGMENT
For the quarter ended November 30, 1998, operating income for the HRS-PEO segment increased 159% to $2.6 million from $1.0 million for the same period last year. HRS-PEO service revenue was $11.9 million, an increase of 38% over $8.6 million for the same period last year.

For the six months ended November 30, 1998, operating income for the HRS-PEO segment increased 136% to $5.2 million from $2.2 million for the same period last year. HRS-PEO service revenue was $23.2 million, an increase of 39% over $16.7 million for the same period last year.

The increases in service revenue for the quarter and six months are primarily related to higher revenues from 401(k) plan recordkeeping and PEO clients. As of November 30, 1998, the segment had 8,000 401(k) plan recordkeeping clients, 15,800 PEO worksite employees and 18,100 section 125 clients. The increases in operating income for the quarter and six months are related to the gains in service revenues and continued benefits from the February 1998 consolidation of the PEO administrative functions in Rochester, NY. The November 30, 1998 number of worksite employees represents a 4% decline over a year ago due to the loss of two large PEO clients during November. The loss of these clients is not expected to have a material impact on full-year results.

CORPORATE EXPENSES
Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the quarter ended November 30, 1998, operating expenses increased 13% from $12.7 million to $14.3 million. For the six months ended November 30, 1998, operating expenses increased 18% from $24.7 million to $29.1 million. The period increases are primarily due to additional employees required to support the continued growth of the Company's business segments, and from increased national marketing efforts, commenced in the third quarter of fiscal 1998.

B. Thomas Golisano, Chairman, President, and Chief Executive Officer of Paychex said, "We are pleased with the second quarter and first half results for fiscal 1999. Expansion of our payroll client base and their utilization of our ancillary services continue to generate excellent results. Profits from our HRS-PEO segment are growing at a very good rate, and we continue to see more opportunities for growth in this business segment."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

     Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.


(b) Reports on Form 8-K:

     - The Company filed a report on Form 8-K on September 15, 1998, that included the Company's press release of the financial results for the first quarter ended August 31, 1998.

     - The Company filed a report on Form 8-K on October 2, 1998, that included the Company's press release dated October 1, 1998. This press release announced a fifty percent increase in the quarterly dividend rate, with a quarterly dividend declaration and changes in executive management personnel.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:     December 15, 1998             /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:     December 15, 1998             /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary