Form 10-Q
period 1999-02-28
PAYCHEX INC
filed 1999-03-17
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

                                (716) 385-6666
            (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         163,965,059 Shares
----------------------------                  --------------------------------
          CLASS                               OUTSTANDING AT FEBRUARY 28, 1999

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                              For the three months        For the nine months
                                 ended February 28,         ended February 28,
                                1999          1998          1999         1998
Service revenues:
  Payroll                   $144,257      $122,239      $403,274     $335,632
  HRS-PEO                     14,166         9,634        37,386       26,361
                             -------       -------       -------      -------
Total service revenues       158,423       131,873       440,660      361,993
PEO direct costs billed (A)  148,292       139,482       429,823      363,166
                             -------       -------       -------      -------
Total revenue                306,715       271,355       870,483      725,159

PEO direct costs (A)         148,292       139,482       429,823      363,166
Operating costs               40,989        35,347       113,737       97,544
Selling, general and
  administrative expenses     68,941        61,674       191,791      166,668
                             -------       -------       -------      -------
Operating income              48,493        34,852       135,132       97,781
Investment income              3,073         2,349         9,040        6,828
                             -------       -------       -------      -------
Income before income taxes    51,566        37,201       144,172      104,609
Income taxes                  15,366        10,825        42,963       30,441
                              ------       -------       -------      -------
Net income                  $ 36,200      $ 26,376      $101,209     $ 74,168
                             =======       =======       =======      =======
Basic earnings per share    $    .22      $    .16      $    .62     $    .46
                             =======       =======       =======      =======
Diluted earnings per share  $    .22      $    .16      $    .61     $    .45
                             =======       =======       =======      =======

Weighted-average common
  shares outstanding         163,795       163,079       163,541      162,959
                             =======       =======       =======      =======
Weighted-average shares
  assuming dilution          165,956       164,990       165,789      164,642
                             =======       =======       =======      =======
Cash dividends per
  common share              $    .09      $    .06      $    .24     $    .16
                             =======       =======       =======      =======
-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) Wages and payroll taxes of PEO worksite employees and their related benefit premiums and claims.

                                PAYCHEX, INC.
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                    February 28,       May 31,
                                                           1999          1998
                                                     (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                          $   54,565    $   35,571
  Investments                                           264,894       214,967
  Interest receivable                                    14,525        13,227
  Accounts receivable                                    59,296        54,596
  Deferred income taxes                                     949         1,525
  Prepaid expenses and other current assets               5,986         4,391
                                                      ---------     ---------
Current assets before ENS investments                   400,215       324,277
  Electronic Network Services investments             1,478,086     1,154,501
                                                      ---------     ---------
Total current assets                                  1,878,301     1,478,778
Property and equipment - net                             67,904        64,698
Deferred income taxes                                     1,301           517
Other assets                                             12,826         5,794
                                                      ---------     ---------
Total assets                                         $1,960,332    $1,549,787
                                                      =========     =========
LIABILITIES
Current liabilities:
  Accounts payable                                   $    8,171    $   10,496
  Accrued compensation and related items                 31,878        33,649
  Deferred revenue                                        5,876         4,443
  Accrued income taxes                                    7,965         2,628
  Other current liabilities                              19,483        13,960
                                                      ---------     ---------
Current liabilities before ENS client deposits           73,373        65,176
  Electronic Network Services client deposits         1,471,233     1,150,484
                                                      ---------     ---------
Total current liabilities                             1,544,606     1,215,660
Other long-term liabilities                               5,096         4,520
                                                      ---------     ---------
Total liabilities                                     1,549,702     1,220,180

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  authorized 300,000 shares
  Issued: 163,965/February 28, 1999 and
          163,188/May 31, 1998                            1,640         1,632
Additional paid-in capital                               62,336        46,463
Retained earnings                                       340,036       278,107
Accumulated other comprehensive income                    6,618         3,405
                                                      ---------     ---------
Total stockholders' equity                              410,630       329,607
                                                      ---------     ---------
Total liabilities and stockholders' equity           $1,960,332    $1,549,787
                                                      =========     =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

For the nine months ended February 28,                   1999            1998

OPERATING ACTIVITIES
Net income                                           $101,209        $ 74,168
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             16,206          13,646
    Amortization of premiums and
      discounts on available-for sale securities        7,557           6,013
    Provision for deferred income taxes                (2,058)         (2,256)
    Provision for bad debts                             1,363           1,523
    Net realized gains on sales
      of available-for-sale securities                 (2,813)           (414)
  Changes in operating assets and liabilities:
    Interest receivable                                (1,298)         (1,052)
    Accounts receivable                                (6,063)         (7,289)
    Prepaid expenses and other current assets          (1,595)         (2,490)
    Accounts payable and other current liabilities     17,670          20,319
    Net change in other assets and liabilities         (1,496)          1,237
                                                      -------         -------
Net cash provided by operating activities             128,682         103,405

INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (571,285)       (315,672)
  Proceeds from sales of
    available-for-sale securities                     352,013         134,060
  Proceeds from maturities of
    available-for-sale securities                      31,135           4,914
  Net change in Electronic Network
    Services money market securities
    and other cash equivalents                       (184,548)       (367,796)
  Net change in Electronic Network
   Services client deposits                           320,749         456,632
  Purchases of property and equipment,
    net of disposals                                  (18,482)        (21,764)
  Purchases of other assets                            (3,418)           (388)
                                                      -------         -------
Net cash used in investing activities                 (73,836)       (110,014)

FINANCING ACTIVITIES
  Proceeds from exercise of stock options               3,428           1,575
  Dividends paid                                      (39,280)        (26,081)
  Other                                                     -             (26)
                                                      -------         -------
Net cash used in financing activities                 (35,852)        (24,532)
                                                      -------         -------
Increase/(decrease) in Cash and cash equivalents       18,994         (31,141)
Cash and cash equivalents, beginning of period         35,571          50,213
                                                      -------         -------
Cash and cash equivalents, end of period             $ 54,565        $ 19,072
                                                      =======         =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              FEBRUARY 28, 1999

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended February 28, 1999, are not necessarily indicative of the results that may be expected for the full year ended May 31, 1999. There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Footnotes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1998. Certain amounts from the prior year are reclassified to conform to fiscal 1999 presentations.

B) Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months and nine months ended February 28, 1998, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends to holders of record on May 8, 1998, and distributed on May 22, 1998. For the three months and nine months ended February 28, 1999, stock options were exercised for 347,000 shares and 777,000 shares, respectively, of the Company's common stock.

C) Investments and ENS investments: Investments and ENS investments consist of various governmental securities, investment grade municipal securities, money market securities and other cash equivalents.

                                          February 28,                 May 31,
                                                 1999                    1998
(In thousands)                             (UNAUDITED)               (AUDITED)
                               ----------------------   ---------------------
                                     COST  FAIR VALUE        COST  FAIR VALUE
Type of issue
  Money market securities and
    other cash equivalents     $  899,489  $  899,489  $  714,941  $  714,941
  Available-for-sale
    securities:
      General obligation
        municipal bonds           280,609     283,831     212,222     213,940
      Pre-Refunded municipal
        bonds                     298,725     302,966     236,151     238,462
      Revenue municipal bonds     251,977     254,907     199,545     200,850
      Other securities                 21          69          21          65
                                ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                    831,332     841,773     647,939     653,317
  Other                             1,424       1,718       1,210       1,210
                                ---------   ---------   ---------   ---------
Total Investments and
  ENS investments              $1,732,245  $1,742,980  $1,364,090  $1,369,468
                                =========   =========   =========   =========
Classification of investments
  on Consolidated Balance
  Sheets:
    Investments                $  261,012  $  264,894  $  213,606  $  214,967
    ENS investments             1,471,233   1,478,086   1,150,484   1,154,501
                                ---------   ---------   ---------   ---------
                               $1,732,245  $1,742,980  $1,364,090  $1,369,468
                                =========   =========   =========   =========

D)  Property and equipment - net:
                                                   February 28,        May 31,
                                                          1999           1998
(In thousands)                                      (UNAUDITED)      (AUDITED)

Land and improvements                                 $  2,815       $  2,815
Buildings and improvements                              26,642         24,914
Data processing equipment and software                  70,284         64,247
Furniture, fixtures and equipment                       58,991         52,752
Leasehold improvements                                   8,847          7,323
                                                       -------        -------
                                                       167,579        152,051
Less accumulated depreciation and amortization          99,675         87,353
                                                       -------        -------
                                                      $ 67,904       $ 64,698
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

The Company has two business segments: Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, all federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- and medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, section 125 plans, workers' compensation, group benefits, and state unemployment insurance services, employee handbooks and management services. As an outsourcing solution, HRS-PEO relieves the business owner of human resource administration, employment regulatory compliance, workers' compensation coverage, health care and other employee-related responsibilities. Consistent with PEO industry practice, HRS-PEO revenue includes all amounts billed to clients for the services provided. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                              For the three months        For the nine months
                                 ended February 28,         ended February 28,
(In thousands)                   1999         1998          1999         1998
Total revenue:
  Payroll                    $144,257     $122,239      $403,274     $335,632
  HRS-PEO revenue:
    Service revenue            14,166        9,634        37,386       26,361
    PEO direct costs
       billed (A)             148,292      139,482       429,823      363,166
                              -------      -------       -------      -------
  Total HRS-PEO revenue       162,458      149,116       467,209      389,527
                              -------      -------       -------      -------
  Total revenue               306,715      271,355       870,483      725,159
PEO direct costs (A)          148,292      139,482       429,823      363,166
                              -------      -------       -------      -------
Total revenue less PEO
  direct costs                158,423      131,873       440,660      361,993
                              =======      =======       =======      =======
Operating income:
  Payroll                      60,993       48,094       171,556      133,558
  HRS-PEO                       3,236          496         8,422        2,694
                              -------      -------       -------      -------
  Total operating income       64,229       48,590       179,978      136,252

Corporate expenses             15,736       13,738        44,846       38,471
Investment income               3,073        2,349         9,040        6,828
                              -------      -------       -------      -------
Income before income taxes   $ 51,566     $ 37,201      $144,172     $104,609
                              =======      =======       =======      =======
Investment revenue included
   in Payroll revenue        $ 14,775     $ 12,469      $ 38,535     $ 30,805
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

                             For the three months         For the nine months
                                ended February 28,          ended February 28,
(In thousands)                1999           1998            1999        1998

Net income                 $36,200        $26,376        $101,209     $74,168
Unrealized gains on
  securities, net of
  reclassification
  adjustments                  253          1,625           3,213       3,879
                            ------         ------         -------      ------
Total comprehensive
  income                   $36,453        $28,001        $104,422     $78,047
                            ======         ======         =======      ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the Company's operating results for the three months and nine months ended February 28, 1999 (fiscal 1999) and 1998 (fiscal 1998), and its financial condition at February 28, 1999. The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying February 28, 1999 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.

Results of Operations
(In thousands, except per share amounts)
For the three months ended February 28,            1999    Change         1998
-------------------------------------------------------------------------------
Service revenues                              $ 158,423    +20.1%    $ 131,873
Operating income                              $  48,493    +39.1%    $  34,852
Income before income taxes                    $  51,566    +38.6%    $  37,201
Net income                                    $  36,200    +37.2%    $  26,376
Basic earnings per share                      $     .22    +37.5%    $     .16
Diluted earnings per share                    $     .22    +37.5%    $     .16
===============================================================================
For the nine months ended February 28,             1999    Change         1998
-------------------------------------------------------------------------------
Service revenues                              $ 440,660    +21.7%    $ 361,993
Operating income                              $ 135,132    +38.2%    $  97,781
Income before income taxes                    $ 144,172    +37.8%    $ 104,609
Net income                                    $ 101,209    +36.5%    $  74,168
Basic earnings per share                      $     .62    +34.8%    $     .46
Diluted earnings per share                    $     .61    +35.6%    $     .45
===============================================================================

The Company's ability to continually grow its client base, increase the utilization of ancillary services and decrease operating expenses as a percent of service revenues, resulted in record service revenues and net income for the three months and nine months ended February 28, 1999.

Payroll segment:
(In thousands)
For the three months ended February 28,            1999    Change         1998
-------------------------------------------------------------------------------
Service revenue                               $ 144,257    +18.0%    $ 122,239
Investment revenue included in
  Payroll service revenue                     $  14,775    +18.5%    $  12,469
Operating income                              $  60,993    +26.8%    $  48,094
===============================================================================
For the nine months ended February 28,             1999    Change         1998
-------------------------------------------------------------------------------
Service revenue                               $ 403,274    +20.2%    $ 335,632
Investment revenue included in
  Payroll service revenue                     $  38,535    +25.1%    $  30,805
Operating income                              $ 171,556    +28.5%    $ 133,558
===============================================================================
Client statistics at February 28,                  1999    Change         1998
-------------------------------------------------------------------------------
Payroll clients                                   316.9    +10.6%        286.6
Taxpay clients                                    246.7    +16.3%        212.2
Direct Deposit clients                            130.1    +34.1%         97.0
Check Signing clients                              38.1    +19.8%         31.8
===============================================================================

Revenues: Service revenues include Payroll, Taxpay and Direct Deposit service fees and investment revenue. Investment revenue is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities for Taxpay clients and client employees for Direct Deposit clients. Investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

The increases in service revenue are primarily related to the growth of the Payroll client base, including improvement in client retention, and increased utilization of ancillary services such as Taxpay, Direct Deposit and Check Signing by both new and existing clients.

At February 28, 1999, approximately 78% of Payroll clients utilize the Taxpay service. Client utilization of this product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of Direct Deposit was approximately 41% at February 28, 1999, and is expected to provide growth opportunities for the remainder of fiscal 1999 and beyond.

Full-year fiscal 1999's percentage growth in Payroll service revenue is expected to be slightly less than 20%, as compared to fiscal 1998's growth of 23%. The anticipated decrease in revenue growth reflects the impact of lower interest rates and the maturing of Taxpay. Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section under the caption "Investments and ENS investments".

Operating income: Operating income increased as a result of continued growth of the client base, increased utilization of ancillary services, and leveraging of the segment's operating expense base.

HRS-PEO segment:
(In thousands)
For the three months ended February 28,             1999     Change       1998
-------------------------------------------------------------------------------
Service revenue                                 $ 14,166    + 47.0%   $  9,634
Operating income                                $  3,236    +552.4%   $    496
===============================================================================
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Service revenue                                 $ 37,386    + 41.8%   $ 26,361
Operating income                                $  8,422    +212.6%   $  2,694
===============================================================================
Client statistics at February 28,                   1999     Change       1998
-------------------------------------------------------------------------------
401(k) clients                                       9.1    + 75.0%        5.2
401(k) client funds managed
  externally (in millions)                      $  610.7    +102.0%   $  302.3
Section 125 clients                                 19.3    + 30.4%       14.8
PEO worksite employees                              16.9    -  7.1%       18.2
===============================================================================

Revenues: The increases in service revenue are primarily related to the benefits of developing and growing a recurring revenue stream from 401(k) plan recordkeeping clients.

Operating income: The increases in HRS-PEO operating income are related to gains in the service revenue and continued benefits from the February 1998 consolidation of the PEO administrative functions in Rochester, New York, which impacted prior year results. During the first half of fiscal 1999, the segment increased its 401(k) plan recordkeeping sales force by approximately 50 individuals to facilitate the goal of attaining more than 10,000 clients by the end of fiscal 1999.

The decline in the number of worksite employees is primarily due to the loss of two large PEO clients during the month of November. The loss of these clients is not expected to have a material impact on full-year results.

Quarter-over-quarter percentage increases in HRS-PEO service revenue and operating income will vary significantly throughout the year, and any one particular quarter's results may not be indicative of expected full-year results. Full-year fiscal 1999's HRS-PEO service revenue and operating income are anticipated to grow at a rate higher than the Payroll segment's.

Corporate expenses:
(In thousands)
For the three months ended February 28,             1999     Change       1998
-------------------------------------------------------------------------------
Corporate expenses                               $15,736     +14.5%    $13,738
===============================================================================
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Corporate expenses                               $44,846     +16.6%    $38,471
===============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The period increases are primarily due to additional employees necessary to support the continued growth of the Company's business segments, and from increased national marketing efforts, commenced in the latter part of the third quarter of fiscal 1998.

Investment income:
(In thousands)
For the three months ended February 28,             1999     Change       1998
-------------------------------------------------------------------------------
Investment income                                $ 3,073     +30.8%   $  2,349
===============================================================================
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Investment income                                $ 9,040     +32.4%   $  6,828
===============================================================================

Investment income earned from the Company's Investments, which does not include the investment revenue earned from ENS investments, has grown mainly as a result of increases in total cash and investment balances generated from continual gains in operating cash flows. Investment income for full-year fiscal 1999, subject to changes in market rates of interest, is expected to grow at a rate lower than net income growth.

Income taxes:
(In thousands)
For the three months ended February 28,             1999     Change       1998
-------------------------------------------------------------------------------
Income taxes                                     $15,366     +41.9%    $10,825
Effective income tax rate                          29.8%     +  .7       29.1%
===============================================================================
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Income taxes                                     $42,963     +41.1%    $30,441
Effective income tax rate                          29.8%     +  .7       29.1%
===============================================================================

The increases in the effective income tax rate are due to the growth in taxable income exceeding the growth in tax-exempt income, which is derived primarily from Taxpay and Direct Deposit products that provide investment revenue.

Liquidity and Capital Resources

Operating cash flows:
(In thousands)
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Operating cash flows                           $ 128,682     +24.4%  $ 103,405
===============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of record net income. Projected operating cash flows are expected to adequately support normal business operations and forecasted growth, purchases of property and equipment and dividend payments. Furthermore, at February 28, 1999, the Company had $319.5 million in available cash and investments and $297.5 million of available, uncommitted and unsecured lines of credit.

Investments and ENS investments: Investments and ENS investments consist of short-term funds and available-for-sale investments which are described in Note C of the Notes to the Consolidated Financial Statements.

Investments have increased due to the investment of cash provided by operating activities less purchases of property and equipment and dividend payments. The amount of ENS investments varies significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and client employees for Direct Deposit clients.

As of February 28, 1999, the Company had approximately $899.5 million invested in money market securities and other cash equivalents with an average maturity of less than 30 days, and approximately $841.8 million invested in available-for-sale securities with an average duration of 2.6 years. As of February 28, 1999, the market value of the available-for-sale securities exceeded their cost basis by $10.4 million compared to $5.4 million at the end of May 1998.

Interest rate risk - The Company's available-for-sale securities are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments. Increases in interest rates normally decrease the market value of the available-for-sale securities, while decreases in interest rates increase the market value of the available-for-sale securities.

In addition, the Company's available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Increases in interest rates quickly increase earnings from short-term funds, and over time increase earnings from available-for-sale securities. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. Decreases in interest rates have the opposite earnings affect on the available-for-sale securities and short-term funds.

During the quarter ended November 30, 1998, the federal funds rate was reduced by 75 basis points to 4.75%. The earnings impact of these rate reductions is not precisely quantifiable because many factors influence the return on the Company's investments. These factors include, among others, daily interest rate changes, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt and taxable investment rates are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and limiting amounts that can be invested in any single instrument. At February 28, 1999, approximately 97% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

Purchases of property and equipment:
(In thousands)
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Purchases of property & equipment               $ 18,490     -15.7%   $ 21,936
===============================================================================

Purchases of property and equipment in fiscal 1999 are expected to approximate $30 million.

Proceeds from stock options:
(In thousands)
For the nine months ended February 28,              1999     Change       1998
-------------------------------------------------------------------------------
Proceeds from stock options                     $  3,428    +117.7%   $  1,575
===============================================================================

The increase in proceeds from stock options reflects the exercise of 777,000 shares in fiscal 1999 versus 339,000 shares in fiscal 1998. On May 3, 1999, approximately 500,000 incentive stock options will vest for approximately 2,500 employees, with a weighted-average exercise price of $25.35 per share. The number of grants to be exercised as a result of this vesting is not determinable; however, the shares represent .3% of the total shares outstanding at February 28, 1999, and less than one day's average trading volume in the Company's common stock.

Cash dividends and stock splits:
(In thousands, except per share amounts)
For the nine months ended February 28,              1999      Change      1998
-------------------------------------------------------------------------------
Cash dividends                                  $ 39,280      +50.6%  $ 26,081
Cash dividends per common share                 $    .24      +50.0%  $    .16
===============================================================================

On October 1, 1998, the Company's Board of Directors declared a 50% increase in the Company's quarterly dividend from $.06 per share to $.09 per share. During the quarter ended February 28, 1999, the Company's Board of Directors declared a dividend which was paid February 15, 1999, to shareholders of record on February 1, 1999. The Company distributed a three-for-two stock split effected and distributed in the form of a 50% stock dividend on outstanding shares in May 1998. All financial information within this Form 10-Q has been adjusted for this stock split.

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

The majority of internal mission-critical systems were year 2000 compliant by the end of calendar year 1998. The remainder of internal mission-critical systems are expected to be completed near the end of the first quarter of calendar year 1999. Processes and procedures are in place to ensure the following: all future internal development and testing follows year 2000 development and testing standards, all projects undertaken in the interim deliver year 2000 compliant solutions, all future third-party hardware and software acquisitions are year 2000 compliant, and all commercial third-party service providers are being queried regarding their year 2000 compliance plans. In addition, the Company is actively working with all government agency partners to determine their year 2000 compliance plans, and has begun making year 2000 changes based on their mandates.

The remainder of calendar year 1999 will be used to assess and address year 2000 issues for desktop computers and software, complete interface testing with external agencies and partners, enhance existing normal business contingency plans to address any identified year 2000 issues, and to react to yet unknown changes dictated by third parties, such as government agencies, hardware and software vendors, financial institutions, or utility companies. Third-party interface testing and resolution of year 2000 issues with external agencies and partners is dependent upon those third parties completing their own year 2000 remediation efforts.

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

The Company currently anticipates expenditures for year 2000 efforts to approximate $5 million, with approximately seventy percent spent through February 28, 1999. The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates. These estimates were derived from internal assessments and assumptions of future events. The estimates may be adversely affected by the continued availability of personnel and system resources, as well as the failure of third-party vendors, service providers, and agencies to properly address year 2000 issues. There is no guarantee that these estimates will be achieved, and actual results could differ significantly from those anticipated.

                         PART II.  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

The text portion on the Company's press release dated March 17, 1999, regarding its financial results for the three months and nine months ended February 28, 1999, is attached. The related Consolidated Financial Statements are contained in PART I. FINANCIAL INFORMATION of this Form 10-Q.

FOR IMMEDIATE RELEASE

	John M. Morphy, Chief Financial Officer
	Paychex, Inc.		716-383-3406
	        or
	Jan Shuler		716-383-3406
	Paychex, Inc.
	Access Paychex, Inc. News Releases and SEC Form 10-Q at http://www.paychex.com/paychex/finance/finance.html

             PAYCHEX, INC. REPORTS RECORD THIRD QUARTER RESULTS
ROCHESTER, NY, March 17, 1999 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $36.2 million or $.22 diluted earnings per share for the third quarter ended February 28, 1999, a 37% increase over net income of $26.4 million or $.16 diluted earnings per share for the same period last year. Total service revenues were $158.4 million, an increase of 20% over $131.9 million for the same period last year.

For the nine months ended February 28, 1999, net income increased 36% to $101.2 million or $.61 diluted earnings per share as compared to net income of $74.2 million or $.45 diluted earnings per share for the same period last year. Total service revenues were $440.7 million, an increase of 22% over $362.0 million for the same period last year.

PAYROLL SEGMENT
For the quarter ended February 28, 1999, operating income from Payroll services increased 27% to $61.0 million from $48.1 million for the same period last year. Payroll service revenue was $144.3 million, an increase of 18% over $122.2 million for the same period last year.

For the nine months ended February 28, 1999, operating income from Payroll services increased 28% to $171.6 million from $133.6 million for the same period last year. Payroll service revenue was $403.3 million, an increase of 20% over $335.6 million for the same period last year.

The increases in revenues and operating income were the result of an 11% year-over-year increase in the Company's payroll client base, and the continued year-over-year growth of the Taxpay and Direct Deposit products. Paychex currently services 316,900 payroll clients, with 246,700 utilizing Taxpay, the Company's tax filing and payment feature, 130,100 taking advantage of the Company's Direct Deposit product, and 38,100 using the Company's Check Signing option.

HRS-PEO SEGMENT
For the quarter ended February 28, 1999, operating income for the HRS-PEO segment increased to $3.2 million from $.5 million for the same period last year. HRS-PEO service revenue was $14.2 million, an increase of 47% over $9.6 million for the same period last year.

For the nine months ended February 28, 1999, operating income for the HRS-PEO segment increased to $8.4 million from $2.7 million for the same period last year. HRS-PEO service revenue was $37.4 million, an increase of 42% over $26.4 million for the same period last year.

The increases in service revenue for the quarter and nine months are primarily related to higher revenues from 401(k) plan recordkeeping clients. The increases in operating income for the quarter and nine months are due to service revenue gains, and continued benefits from the February 1998 consolidation of the PEO administrative functions in Rochester, NY, which impacted prior year results.

As of February 28, 1999, the segment had 9,100 401(k) plan recordkeeping clients and 16,900 PEO worksite employees. The number of worksite employees represents a 7% decline over a year ago, and is primarily due to the loss of two large PEO clients during November 1998. The loss of these clients is not expected to have a material impact on full-year results.

CORPORATE EXPENSES
Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the quarter ended February 28, 1999, expenses increased 15% from $13.7 million to $15.7 million. For the nine months ended February 28, 1999, expenses increased 17% from $38.5 million to $44.8 million. The period increases are primarily due to additional employees required to support the continued growth of the Company's business segments, and from increased national marketing efforts, commenced in the latter part of the third quarter of fiscal 1998.

B. Thomas Golisano, Chairman, President, and Chief Executive Officer of Paychex said, "Payroll client growth, increased utilization of ancillary services, and leveraging of the operating expense base continue to drive the excellent financial results experienced in the third quarter and for the first nine months of fiscal 1999. We continue to be pleased with the future growth prospects of core payroll services, direct deposit, major market payroll services, 401(k) recordkeeping and our workers' compensation offerings."

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

     Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.


(b) Reports on Form 8-K:

     - There were no reports filed on Form 8-K during the three month period ended February 28, 1999.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:     March 17, 1999                /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:     March 17, 1999                /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary