Form 10-K
period 1999-05-31
PAYCHEX INC
filed 1999-08-27
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 1999

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

AS OF JULY 31, 1999, SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT HAD AN AGGREGATE MARKET VALUE OF $5,862,538,000

AS OF JULY 31, 1999, 246,393,828 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MAY 31, 1999 (THE "ANNUAL REPORT") IN RESPONSE TO
PART II, ITEMS 5 THROUGH 8, INCLUSIVE. CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED AUGUST 16, 1999, IN RESPONSE TO
PART III, ITEMS 10 THROUGH 12, INCLUSIVE.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
Financial information about the Company's business segments is contained in Note C - Segment Financial Information in the Notes to Consolidated Financial Statements contained in Exhibit 13, Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 1999 (the "Annual Report"), which are incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

PAYROLL SEGMENT
The Payroll segment prepares and furnishes to clients paychecks, earnings statements and internal accounting records such as journals, summaries and earnings histories. The segment also prepares for its clients all required monthly, quarterly and annual payroll tax returns for federal, state and local governments. 79% of the Company's payroll clients utilize TAXPAY, a service which provides automatic payment of payroll taxes and filing of quarterly and annual payroll tax returns. The segment also provides enhanced payroll services, including a digital check signing and inserting service and an automatic salary deposit service, DIRECT DEPOSIT. The DIRECT DEPOSIT service electronically transmits the net payroll for a client to its employees' account at financial institutions.

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

Paychex' Payroll segment is a national payroll processing and payroll tax preparation service provided to 322,600 small- to medium-sized businesses within the United States. There are about 5.4 million full-time employers in the markets this segment serves. Of those employers, 98% have less than 100 employees and are the Company's primary customers and target market.

The Payroll segment markets its services principally through its sales force located at its 89 branch operation centers and 29 sales offices in major metropolitan areas. Market share in branch processing center territories ranges from 1 to 20%, and no single client accounts for more than 1% of segment revenue. In addition to its direct marketing efforts, the Company utilizes relationships with many banks and accountants for client referrals.

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

HRS-PEO SEGMENT
The HRS-PEO segment provides human resource products and services through its HRS division, on an a la carte basis to clients who choose to provide these benefits directly or through a co-employer relationship with Paychex Business Solutions, Inc. (PBS), a subsidiary of Paychex, which operates as a Professional Employer Organization (PEO).

Human Resource Services
Among the HRS products is a 401(k) recordkeeping service, used by 10,100 clients at May 31, 1999. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services.

The HRS division also offers products under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, with a resultant reduction in payroll taxes to employers and employees. The Flexible Spending Account Plan allows a client's employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required administration, compliance and coverage tests are provided with these services.

Other HRS products include employee handbooks, management manuals and personnel forms. These have been designed to simplify clients' office processes and enhance their employee benefits programs. Group benefits and workers' compensation insurance services are also offered in selected geographical areas. State unemployment insurance services provide clients with a prompt reply for all claims, appeals, determinations, change statements and requests for separation documents.

Professional Employer Organization Services
PBS is a leading professional employer organization, which provides small- and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. PBS provides professional employer services through five core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) workers' compensation cost containment and safety management, (iv) employee benefits and related administration and (v) payroll processing and tax compliance. By engaging PBS to provide these services, clients are freed to concentrate their resources on their core businesses. As of May 31, 1999, PBS provided professional employer services to 18,300 employees, primarily in Florida, Georgia and southern California.

HRS-PEO Sales Process
HRS-PEO products and services are sold through a sales organization separate from that which sells Payroll services, and in fields related to one or more of the segment's core services. The HRS division sells the majority of its products and services to existing Payroll segment clients since the processed payroll information provides the data integration necessary to provide the service. PBS generates sales leads from two primary sources: direct sales efforts and referrals, including referrals of existing Payroll segment clients.

HRS-PEO Competition
HRS-PEO segment competitors include (i) traditional in-house human resource departments, (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers compensation insurers, HMOs and other specialty managed care providers.

Competition in the highly fragmented PEO industry is generally on a local or regional basis. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, and price. PBS management believes that name recognition, including its ownership by Paychex, regulatory expertise, financial resources, risk management and data processing capability distinguish Paychex and PBS from the rest of the industry.

SOFTWARE MAINTENANCE AND PRODUCT DEVELOPMENT
The ever-changing mandates of federal, state and local taxing authorities compel the Company to continuously update its proprietary software utilized by its Payroll and HRS-PEO business segments. The Company is also engaged in developing ongoing enhancements and maintenance to this software to meet the changing requirements of its clients and the marketplace. However, the Company is not engaged, to any significant extent, in basic or technological software research and development.

EMPLOYEES
As of May 31, 1999, the Company and its subsidiaries employed approximately 5,500 persons, of which 5,200 are full-time and 300 are part-time.

TRADEMARKS
As of May 31, 1999, the Company and its subsidiaries have a number of trademarks and service marks filed for registration or registered with the U.S. Patent and Trademark Office, including the names PAYCHEX, TAXPAY, PAYLINK, PREVIEW, BANKCHEX, READYCHEX, PAY-AS-YOU-GO and RAPID PAYROLL. The Company believes these trademarks and service marks are of material importance to its business.

SEASONALITY
There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

ITEM 2.  PROPERTIES
The Company's headquarters for its Payroll segment and Corporate functions are housed in a 140,000 square foot building complex owned by the Company in a Rochester, New York suburb. In addition, approximately 112,000 square feet is leased in several office complexes within the Rochester area. These leased facilities house various Corporate functions, other Payroll operations and a telemarketing unit.

The Payroll segment leases approximately 1,100,000 square feet of space for its regional, branch, data processing centers and sales offices at various locations throughout the United States, concentrating on major metropolitan areas.

HRS operations are performed at the HRS-PEO headquarters, a 62,000 square foot office facility owned by the Company within 10 miles of the Corporate headquarters. PEO operations are performed mainly in leased facilities in Florida and Georgia, and utilize some leased office space at various Payroll branches. The HRS-PEO sales force utilizes office space at the segment's headquarters, PEO operating locations, and Payroll branches and sales offices.

The Company believes that adequate, suitable lease space will continue to be available for its needs.

ITEM 3.  LEGAL PROCEEDINGS
There are no pending legal proceedings to which the Company or any of its subsidiaries is a party, that are material in relation to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 1999.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock trades on The Nasdaq Stock Market under the symbol "PAYX". The quarterly high and low sales price and dividend information for the past two years is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference. Dividends are normally paid in February, May, August, and November. The level and continuation of future dividends are necessarily dependent on the Company's future earnings and cash flows.

On July 31, 1999, there were 6,805 registered holders of record of the Company's common stock, plus 2,769 participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan, plus 4,783 participants in the Paychex, Inc. Employee Stock Purchase Plan.

ITEM 6.  SELECTED FINANCIAL DATA
The information required is set forth in the Company's Annual Report under the heading "Eleven-Year Summary of Selected Financial Data" and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
The information required is set forth in the Company's Annual Report under the heading "Management's Discussion" and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required is set forth in the Company's Annual Report under the heading "Management's Discussion" under subheading "Investments and ENS investments: Interest Rate Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required are identified in Item 14(a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference. Also, see Financial Statement Schedule II - Valuation and Qualifying Accounts at Item 14(d).


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required is set forth in the Company's definitive Proxy Statement under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS" and is incorporated herein by reference.

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

          The following consolidated financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

          Report of Independent Auditors

          Consolidated Statements of Income - For the Years ended May 31, 1999, 1998, and 1997

          Consolidated Balance Sheets - May 31, 1999 and 1998

          Consolidated Statements of Stockholders' Equity - For the Years ended May 31, 1999, 1998, and 1997

          Consolidated Statements of Cash Flows - For the Years ended May 31, 1999, 1998, and 1997

          Notes to Consolidated Financial Statements

     2. Financial statement schedules required to be filed by Item 8 of this Form, include Schedule II - Valuation and Qualifying Accounts, and is included at Item 14(d). All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

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

     (3) (b)   By-Laws, as amended, incorporated herein by reference to the
          Company's Registration Statement No. 2-85103, Exhibit 3.6.

     (10)(a) Paychex, Inc. 1987 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-17780.

     (10)(b) Paychex, Inc. 1992 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-52772.

     (10)(c) Paychex, Inc. 1995 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-64389.

     (10)(d) Paychex, Inc. 1998 Stock Incentive Plan incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 333-65191.

     (10)(e) Paychex, Inc. Section 401(k) Incentive Retirement Plan, incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-52838.

     (10)(f) Paychex, Inc. Section 401(k) Incentive Retirement Plan, incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 333-84055.

     (10)(g)   Paychex, Inc. - Pay-Fone Systems, Inc. 1993, 1990, 1987, 1983,
          1981 Incentive Stock Option Plans and Director Non-Qualified Stock Option Agreements incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-60255.

     (10)(h) Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2000, and filed herewith. (Management contract)

     (13) Portions of the Annual Report to Stockholders for the Fiscal Year ended May 31, 1999. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)      Subsidiaries of the Registrant.

     (23)      Consent of Independent Auditors.

     (24)      Power of Attorney.

     (27)      Financial Data Schedule (filed electronically).

     (99) "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K - The Company filed a Form 8-K on June 29, 1999, that included the Company's May 31, 1999 year-end earnings press release, and a preliminary Management's Discussion and Analysis of the Financial Condition and Results of Operations for the years ended May 31, 1999, 1998, and 1997.

(d)  Schedule II - Valuation and Qualifying Accounts

                                Paychex, Inc.
                  Consolidated Financial Statement Schedule
                         For the year ended May 31,
                               (In thousands)

                                          Additions
                          Balance at     Charged to                  Balance at
                           Beginning      Costs and                         End
Description                  of Year       Expenses     Deductions      of Year
-----------------------   ----------     ----------     ----------   ----------
1999
Allowance for bad debts       $1,750         $1,886         $1,241*      $2,395

1998
Allowance for bad debts       $1,308         $1,648         $1,206*      $1,750

1997
Allowance for bad debts       $  872         $1,328         $  892*      $1,308

* - Uncollectible accounts written off, net of recoveries.

Note: The Allowance for bad debts is deducted from the balance of Accounts receivable on the Consolidated Balance Sheets.

                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              PAYCHEX, INC.

Dated:  August 27, 1999  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 27, 1999  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              and Chief Executive Officer and Director

Dated:  August 27, 1999  By:  /s/ Steven D. Brooks*
                              -------------------------------
                              Steven D. Brooks, Director

Dated:  August 27, 1999  By:  /s/ G. Thomas Clark*
                              -------------------------------
                              G. Thomas Clark, Director

Dated:  August 27, 1999  By:  /s/ David J.S. Flaschen*
                              -------------------------------
                              David J.S. Flaschen, Director

Dated:  August 27, 1999  By:  /s/ Phillip Horsley*
                              -------------------------------
                              Phillip Horsley, Director

Dated:  August 27, 1999  By:  /s/ Grant M. Inman*
                              -------------------------------
                              Grant M. Inman, Director

Dated:  August 27, 1999  By:  /s/ Harry P. Messina, Jr.*
                              -------------------------------
                              Harry P. Messina, Jr., Director

Dated:  August 27, 1999  By:  /s/ J. Robert Sebo*
                              -------------------------------
                              J. Robert Sebo, Director

Dated:  August 27, 1999  By:  /s/ John M. Morphy
                              -------------------------------
                              John M. Morphy, Vice President, Chief Financial Officer and Secretary
                              (Principal Accounting Officer)

                        *By:  /s/ B. Thomas Golisano
                              -------------------------------
                              B. Thomas Golisano, as Attorney-in-Fact