Form 10-Q
period 1999-08-31
PAYCHEX INC
filed 1999-09-16
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         246,590,871 Shares
----------------------------                 ---------------------------------
          CLASS                                OUTSTANDING AT AUGUST 31, 1999






                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                                                    For the three months ended
                                                    August 31,       August 31,
                                                         1999             1998
Service revenues:
  Payroll                                            $150,919         $127,982
  HRS-PEO
    (Net of PEO direct costs billed
     and incurred of $160,987
     and $142,498, respectively (A))                   15,473           11,307
                                                     --------         --------
  Total service revenues                              166,392          139,289

Operating costs                                        39,366           35,885
Selling, general and administrative expenses           68,342           61,761
                                                      -------          -------
Operating income                                       58,684           41,643
Investment income                                       3,688            2,961
                                                      -------          -------
Income before income taxes                             62,372           44,604
Income taxes                                           19,335           13,203
                                                      -------          -------
Net income                                           $ 43,037         $ 31,401
                                                      =======          =======
Basic earnings per share                             $    .17         $    .13
                                                      =======          =======
Diluted earnings per share                           $    .17         $    .13
                                                      =======          =======
Weighted-average common shares outstanding            246,418          244,916
                                                      =======          =======
Weighted-average shares assuming dilution             248,996          248,288
                                                      =======          =======
Cash dividends per common share                      $    .06         $    .04
                                                      =======          =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.


                                PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                    August 31,          May 31,
                                                         1999             1999
ASSETS                                             (UNAUDITED)        (AUDITED)
Cash and cash equivalents                          $   69,238       $   52,692
Investments                                           309,834          290,555
Interest receivable                                    14,014           18,045
Accounts receivable                                    74,720           62,941
Deferred income taxes                                   2,105            1,364
Prepaid expenses and other current assets               5,505            6,000
                                                    ---------        ---------
Current assets before ENS investments                 475,416          431,597
ENS investments                                     1,413,979        1,361,523
                                                    ---------        ---------
Total current assets                                1,889,395        1,793,120
Property and equipment - net                           65,500           65,931
Deferred income taxes                                   2,255            1,417
Other assets                                           10,794           12,633
                                                    ---------        ---------
Total assets                                       $1,967,944       $1,873,101
                                                    =========        =========
LIABILITIES
Accounts payable                                   $   11,756       $   10,328
Accrued compensation and related items                 32,566           36,574
Deferred revenue                                        3,286            4,643
Accrued income taxes                                   17,425            4,281
Other current liabilities                              18,945           17,905
                                                    ---------        ---------
Current liabilities before ENS client deposits         83,978           73,731
ENS client deposits                                 1,416,452        1,358,605
                                                    ---------        ---------
Total current liabilities                           1,500,430        1,432,336
Long-term liabilities                                   5,057            4,965
                                                    ---------        ---------
Total liabilities                                   1,505,487        1,437,301

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  300,000 authorized shares
  Issued: 246,591/August 31, 1999 and
    246,326/May 31, 1999                                2,466            2,463
Additional paid-in capital                             71,876           68,238
Retained earnings                                     390,522          362,269
Accumulated other comprehensive income/(loss)          (2,407)           2,830
                                                    ---------        ---------
Total stockholders' equity                            462,457          435,800
                                                    ---------        ---------
Total liabilities and stockholders' equity         $1,967,944       $1,873,101
                                                    =========        =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                    For the three months ended
                                                    August 31,       August 31,
                                                         1999             1998
OPERATING ACTIVITIES
Net income                                           $ 43,037         $ 31,401
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets              5,669            5,165
    Amortization of premiums and
      discounts on available-for-sale securities        3,091            2,301
    Provision for deferred income taxes                 1,391            1,398
    Provision for bad debts                               344              380
    Net realized (gains)/losses on sales
      of available-for-sale securities                    343             (504)
  Changes in operating assets and liabilities:
    Interest receivable                                 4,031            1,468
    Accounts receivable                               (12,123)         (12,116)
    Prepaid expenses and other current assets             495              431
    Accounts payable and other current liabilities     12,471            1,317
    Net change in other assets and liabilities          1,849              372
                                                      -------          -------
Net cash provided by operating activities              60,598           31,613

INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (171,248)        (130,021)
  Proceeds from sales of
    available-for-sale securities                     164,558          117,756
  Proceeds from maturities of
    available-for-sale securities                       7,540            2,190
  Net change in ENS money market securities
    and other cash equivalents                        (84,002)          51,730
  Net change in ENS client deposits                    57,847          (46,700)
  Purchases of property and equipment,
    net of disposal proceeds                           (4,955)          (3,157)
  Purchases of other assets                              (425)            (264)
                                                      -------          -------
Net cash used in investing activities                 (30,685)          (8,466)

FINANCING ACTIVITIES
  Dividends paid                                      (14,784)          (9,799)
  Proceeds from exercise of stock options               1,417              600
                                                      -------          -------
Net cash used in financing activities                 (13,367)          (9,199)
                                                      -------          -------
Increase in Cash and cash equivalents                  16,546           13,948
Cash and cash equivalents, beginning of period         52,692           35,571
                                                      -------          -------
Cash and cash equivalents, end of period             $ 69,238         $ 49,519
                                                      =======          =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              AUGUST 31, 1999

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 1999, are not necessarily indicative of the results that may be expected for the full year ended May 31, 2000.

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 1999. Certain amounts from the prior year are reclassified to conform to current year presentations.


B) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months ended August 31, 1998, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 13, 1999, and distributed on May 21, 1999. For the three months ended August 31, 1999, stock options were exercised for 265,000 shares of the Company's common stock.

                                                    For the three months ended
(In thousands, except per share amounts)            August 31,       August 31,
                                                         1999             1998
Basic earnings per share:
  Net income                                         $ 43,037         $ 31,401
                                                      -------          -------
  Weighted-average common shares outstanding          246,418          244,916
                                                      -------          -------
  Basic earnings per share                           $    .17         $    .13
                                                      =======          =======
Diluted earnings per share:
  Net income                                         $ 43,037         $ 31,401
                                                      -------          -------
  Weighted-average common shares outstanding          246,418          244,916
  Net effect of dilutive stock options at
    average market price                                2,578            3,372
                                                      -------          -------
  Weighted-average shares assuming dilution           248,996          248,288
                                                      -------          -------
  Diluted earnings per share                         $    .17         $    .13
                                                      =======          =======

For the three months ended August 31, 1999 and 1998, weighted-average options to purchase shares of common stock in the amount of 1,144,000 and 269,000, respectively, were not included in the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period and, therefore, the effect would have been anti-dilutive.

C)  Investments and ENS investments:
                                             August 31,                 May 31,
(In thousands)                                    1999                    1999
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $  854,650  $  854,650  $  770,648  $  770,648
  Available-for-sale
    securities:
      General obligation
        municipal bonds            335,988     333,932     313,485     314,636
      Pre-Refunded municipal
        bonds                      273,026     273,001     295,359     297,621
      Revenue municipal bonds      261,810     260,121     266,264     267,290
      Other securities                  21          75          21          73
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                     870,845     867,129     875,129     879,620
  Other                              1,627       2,034       1,424       1,810
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $1,727,122  $1,723,813  $1,647,201  $1,652,078
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance Sheets:
    Investments                 $  310,670  $  309,834  $  288,596  $  290,555
    ENS investments              1,416,452   1,413,979   1,358,605   1,361,523
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $1,727,122  $1,723,813  $1,647,201  $1,652,078
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities, A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At August 31, 1999, approximately 95% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

D)  Property and equipment - net:
                                                    August 31,          May 31,
(In thousands)                                           1999             1999
                                                   (UNAUDITED)        (AUDITED)

Land and improvements                                $  2,896         $  2,896
Buildings and improvements                             24,431           26,932
Data processing equipment and software                 73,507           70,000
Furniture, fixtures and equipment                      58,817           59,818
Leasehold improvements                                  8,521            8,838
                                                      -------          -------
                                                      168,172          168,484
Less accumulated depreciation and amortization        102,672          102,553
                                                      -------          -------
Property and equipment - net                         $ 65,500         $ 65,931
                                                      =======          =======

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

                                                    For the three months ended
(In thousands)                                      August 31,       August 31,
                                                         1999             1998

Net income                                           $ 43,037         $ 31,401
Unrealized gains/(losses) on securities, net of
  reclassification adjustments                         (5,237)           2,250
                                                      -------          -------
Total comprehensive income                           $ 37,800         $ 33,651
                                                      =======          =======

F)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, section 125 plan administration, Professional Employer Organization
(PEO) services, workers' compensation, group benefits, and state unemployment insurance services, employee handbooks and management services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                                                    For the three months ended
(In thousands)                                      August 31,       August 31,
                                                         1999             1998
Service revenues:
  Payroll                                            $150,919         $127,982
  HRS-PEO (A)                                          15,473           11,307
                                                      -------          -------
  Total service revenues                             $166,392         $139,289
                                                      =======          =======
Investment revenue included in Payroll revenue       $ 12,207         $ 11,776
                                                      =======          =======
Operating income:
  Payroll                                            $ 71,772         $ 53,888
  HRS-PEO                                               4,916            2,611
                                                      -------          -------
  Segment operating income                             76,688           56,499
  Corporate expenses                                   18,004           14,856
                                                      -------          -------
  Total operating income                               58,684           41,643

Investment income                                       3,688            2,961
                                                      -------          -------
Income before income taxes                           $ 62,372         $ 44,604
                                                      =======          =======

(A) Net of PEO directs costs billed and incurred of $160,987 and $142,498 for the three months ended August 31, 1999 and 1998, respectively. PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months ended August 31, 1999 (fiscal 2000) and 1998 (fiscal 1999), and its financial condition at August 31, 1999 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying August 31, 1999 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.


                            RESULTS OF OPERATIONS
(In thousands, except per share amounts)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Service revenues                              $166,392      19.5%     $139,289
Operating income                              $ 58,684      40.9%     $ 41,643
Operating margin                                 35.3%       5.4         29.9%
Income before income taxes                    $ 62,372      39.8%     $ 44,604
Net income                                    $ 43,037      37.1%     $ 31,401
Basic earnings per share                      $    .17      30.8%     $    .13
Diluted earnings per share                    $    .17      30.8%     $    .13
==============================================================================

The Company's ability to continually grow its client base, increase client utilization of ancillary services, implement price increases, and decrease operating expenses as a percent of service revenues has resulted in record first quarter service revenues and net income for the three months ended August 31, 1999.

                              Payroll segment

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Payroll service revenue                       $150,919      17.9%     $127,982
Investment revenue included in
  Payroll service revenue                     $ 12,207       3.7%     $ 11,776
Payroll operating income                      $ 71,772      33.2%     $ 53,888
Payroll operating margin                         47.6%       5.5         42.1%
------------------------------------------------------------------------------
Payroll clients                                  331.2      10.1%        300.9
Taxpay clients                                   262.1      14.5%        228.9
Direct Deposit clients                           141.0      25.4%        112.4
==============================================================================

Revenues: Payroll service revenue includes service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay, Direct Deposit and other ancillary services. Investment revenue is earned during the period between collecting client funds and remitting the funds to the applicable tax authorities for Taxpay clients and employees of Direct Deposit clients. Investment revenue also includes net realized gains and losses from the sale of available-for-sale securities. Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section of this review under the caption "Investments and ENS investments".

The increase in service revenue is primarily related to the growth of the Payroll client base, including improvement in client retention, implementing price increases and increased utilization of ancillary services such as Taxpay, and Direct Deposit by both new and existing clients.

At August 31, 1999, 79% of Payroll clients utilized the Taxpay service, compared with 76% at August 31, 1998. Client utilization of this product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of Direct Deposit was 43% at August 31, 1999, versus 37% at
August 31, 1998. This service is expected to provide growth opportunities for fiscal 2000 and beyond.

Fiscal 2000's percentage growth in Payroll revenue is expected to be on the high end of the long-term historical range of 17% to 19%.

Operating income: Operating income increased as a result of continued growth of the client base, improving client retention, increased utilization of ancillary services, price increases, and leveraging of the segment's operating expense base, as evidenced by the increases in the segment's operating margin.

                              HRS-PEO segment

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
HRS-PEO service revenue                        $15,473      36.8%      $11,307
HRS-PEO operating income                       $ 4,916      88.3%      $ 2,611
HRS-PEO operating margin                         31.8%       8.7         23.1%
------------------------------------------------------------------------------
401(k) recordkeeping clients                      11.0      64.2%          6.7
401(k) client funds managed
  externally (in millions)                     $ 910.8     126.6%      $ 401.9
Section 125 clients                               21.4      23.7%         17.3
PEO worksite employees                            18.3      -3.7%         19.0
==============================================================================

Revenues: The increase in service revenue is primarily related to increasing 401(k) recordkeeping and section 125 clients. The increase in 401(k) clients reflects the expansion of the 401(k) sales force during the first half of fiscal 1999. Full-year fiscal 2000's growth in HRS-PEO service revenue is expected to be comparable to 1999's rate and continue to grow at a rate higher than Payroll segment revenue.

Operating income: The increase in operating income is primarily related to the service revenue gains, and the leveraging of its operating expenses.

Full-year fiscal 2000's HRS-PEO service revenue and operating income are expected to continue to grow at a rate that is higher than the Payroll segment's. Fiscal 2000's quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one particular quarter's results may not be indicative of expected full-year results.

                             Corporate expenses

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Corporate expenses                             $18,004      21.2%      $14,856
==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The increase in expenses is primarily due to additional employees and other expenditures required to support the continued growth of the Company's business segments. Full-year fiscal 2000's expenses are expected to increase at a rate slightly lower than 1999's growth rate of 16%.

                             Investment income

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Investment income                               $3,688      24.6%       $2,961
==============================================================================

Investment income earned from the Company's Investments does not include the investment revenue earned from ENS investments. The increase in Investment income is due to the increase in investment balances generated from the increase in overall cash flows, but slightly impacted by lower comparable interest rates. Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section of this review under the caption "Investments and ENS investments". Investment income for full-year fiscal 2000, subject to changes in market rates of interest, is expected to grow at a rate lower than the Company's net income growth.

                                Income taxes

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Income taxes                                   $19,335      46.4%      $13,203
Effective income tax rate                        31.0%       1.4         29.6%
==============================================================================

The increase in the effective income tax rate is due to the growth in taxable income exceeding the growth in tax-exempt income. Tax-exempt income is derived primarily from the Taxpay and Direct Deposit services that provide investment revenue. Full-year fiscal 2000's effective income tax rate is expected to approximate 31%.


                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Operating cash flows                           $60,598      91.7%      $31,613
==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of record net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. Furthermore, at August 31, 1999, the Company had $379.1 million in available cash and investments and $323 million of available, uncommitted, unsecured lines of credit.

                            Investing activities

(In thousands)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Net Investments and ENS activities            $(25,305)    401.6%      $(5,045)
Purchases of P&E, net of disposal proceeds      (4,955)     57.0%       (3,157)
Purchases of other assets                         (425)     61.0%         (264)
                                               -------------------------------
Net cash used in investing activities         $(30,685)    262.4%      $(8,466)
==============================================================================

Investments and ENS investments: Investments are primarily available-for-sale debt securities, and ENS investments consist of short-term funds and available-for-sale debt securities, which are detailed in Note C of the Notes to the Consolidated Financial Statements.

Investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of Direct Deposit clients.

Interest rate risk - The Company's available-for-sale debt securities are exposed to market risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments. Increases in interest rates normally decrease the market value of the available-for-sale securities, while decreases in interest rates increase the market value of the available-for-sale securities.

In addition, the Company's available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Increases in interest rates quickly increase earnings from short-term funds, and over time increase earnings from the available-for-sale securities portfolio. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. Decreases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds.

The Company does not utilize derivative financial instruments to manage interest rate risk. The Company directs investments towards high credit-quality, tax-exempt securities to mitigate the risk that earnings from the portfolio could be adversely impacted by changes in interest rates in the near term. The Company invests in short- to intermediate-term, fixed-rate municipal and government securities, which typically have lower interest rate volatility, and manages the securities portfolio to a benchmark duration of
2.5 to 3.0 years.

During the fiscal 1999 quarter ended November 30, 1998, the federal funds rate was reduced by 75 basis points to 4.75%. During the fiscal 2000 quarter ended August 31, 1999, the federal funds rate was increased by 50 basis points to 5.25%. The earnings impact of these rate changes is not precisely quantifiable because many factors influence the return on the Company's portfolio. These factors include, among others, daily interest rate changes, the proportional mix of taxable and tax-exempt investments, and changes in tax- exempt and taxable investment rates, which are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points.

At August 31, 1999, the Company had $854.7 million of ENS funds and
$65.0 million of Corporate cash equivalents invested in money market securities and other cash equivalents with an average maturity of less than 30 days, and $867.1 million invested in available-for-sale securities with an average duration of 2.5 years. At August 31, 1999, the available-for-sale securities portfolio had a market value less than its cost basis by $3.7 million, compared with the portfolio at May 31, 1999, which had a market value greater than its cost basis by $4.5 million. The decrease in the portfolio's market value is due to the increase in relative interest rates experienced during the three months ended August 31, 1999.

As of August 31, 1999 and May 31, 1999, the Company had $867.1 million and $879.6 million invested in available-for-sale securities at fair value, with a weighted-average yield to maturity of 4.2% and 4.1%, respectively. Assuming a hypothetical increase in interest rates of 75 basis points given the August 31, 1999 and May 31, 1999 portfolio of securities, the resulting potential decrease in fair value would be approximately $16.1 million and $16.2 million, respectively. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations. The Company's interest rate risk exposure has not changed materially since May 31, 1999.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and by limiting amounts that can be invested in any single instrument. At August 31, 1999, approximately 95% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

Purchases of property and equipment, net of disposal proceeds: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing and personal computer equipment, and for the expansion and upgrade of various operating facilities. During the three months ended August 31, 1999, the Company sold an office facility in California for approximately $1.2 million. Purchases of property and equipment in fiscal 2000 are expected to approximate $30 million.

Through the end of 1999, the Company expensed as incurred certain costs to develop and enhance its internal computer programs and software. Expenditures for vendor-provided software were capitalized and amortized by the straight-line method over their estimated useful lives, ranging from 3 to 5 years. In March 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires the capitalization of internal use computer software costs if certain criteria are met, including all external direct costs for materials and services and certain payroll and related fringe benefit costs. The Company adopted the SOP effective June 1, 1999. The effect of adopting the SOP is expected to increase net income by approximately $2.0 million to $3.0 million for the year ended May 31, 2000.

                            Financing activities

(In thousands, except per share amounts)
For the three months ended August 31,             1999     Change         1998
------------------------------------------------------------------------------
Dividends paid                                $(14,784)     50.9%      $(9,799)
Proceeds from exercise of stock options          1,417     136.2%          600
                                               -------------------------------
Net cash used in financing activities         $(13,367)     45.3%      $(9,199)
------------------------------------------------------------------------------
Cash dividends per common share               $    .06      50.0%      $   .04
==============================================================================

Dividends paid: The Company has increased its quarterly cash dividend rate per share by 50% in each of the last seven completed fiscal years. The Company has distributed three-for-two stock splits effected in the form of 50% stock dividends on outstanding shares each May in the past five fiscal years.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to higher overall exercise prices.

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

Processes and procedures are in place to ensure the following: all future internal development and testing follows year 2000 development and testing standards, all projects undertaken in the interim deliver year 2000 compliant solutions, all future third-party hardware and software acquisitions are year 2000 compliant, and all commercial third-party service providers are being queried regarding their year 2000 compliance plans. In addition, the Company is actively working with all government agency partners to determine their year 2000 compliance plans, and has been making year 2000 changes based on their mandates.

The Company's internal mission-critical systems were year 2000 compliant by the end of the first quarter of calendar year 1999. The remainder of calendar year 1999 has been and will be used to assess and address year 2000 issues for internal desktop computers and software, complete interface testing with external agencies and partners, enhance existing normal business contingency plans to address any identified year 2000 issues, and to react to yet unknown changes dictated by third parties, such as government agencies, hardware and software vendors, financial institutions, or utility companies. Third-party interface testing and resolution of year 2000 issues with external agencies and partners is dependent upon those third parties completing their own year 2000 remediation efforts.

The Company expects minimal business disruption will occur as a result of year 2000 issues for systems that the Company directly controls. The Company is in the process of enhancing existing normal business contingency plans to address any identified year 2000 issues based on actual testing experience with third parties and assessment of outside risks. There can be no assurance that there will not be an adverse effect on the Company if third parties, such as government agencies, hardware and software vendors, financial institutions or utility companies, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with and assessment of these third parties will minimize these risks, and expects minimal business disruption at the turn of the century.

The Company currently anticipates expenditures for year 2000 efforts to approximate $5 million, with approximately ninety percent spent through August 31, 1999. The remaining ten percent will be spent on desktop computers and software, continued interface testing with external agencies and partners, enhancing existing contingency plans, and to react to yet unknown changes dictated by third parties. The cost of the project and the date on which the Company plans to complete the year 2000 modifications are based on management's best estimates. These estimates were derived from internal assessments and assumptions of future events. The estimates may be adversely affected by the continued availability of personnel and system resources, as well as the failure of third-party vendors, service providers, and agencies to properly address year 2000 issues. There is no guarantee that these estimates will be achieved, and actual results could differ significantly from those anticipated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Investments and ENS investments" at subheading "Interest rate risk:" under
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                         PART II.  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION
The text portion on the Company's press release dated September 16, 1999, regarding its financial results for the three months ended August 31, 1999, is attached. The related Consolidated Financial Statements are contained in
Part I.  FINANCIAL INFORMATION of this Form 10-Q.
--------------------------------------------------------------------------------
FOR IMMEDIATE RELEASE

	John M. Morphy, Chief Financial Officer
	        Or
	Jan Shuler		716-383-3406
	Access Paychex, Inc. News Releases and related SEC filings at http://www.paychex.com/paychex/finance/finance.html

PAYCHEX, INC. REPORTS RECORD FIRST QUARTER RESULTS

ROCHESTER, NY, September 16, 1999 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $43.0 million or $.17 diluted earnings per share for the quarter ended August 31, 1999, a 37% increase over net income of $31.4 million or $.13 diluted earnings per share for the same period last year.
Total service revenues were $166.4 million, an increase of 19% over $139.3 million for the first quarter last year.

PAYROLL SEGMENT
For the quarter ended August 31, 1999, operating income for the Payroll segment increased 33% to $71.8 million from $53.9 million for the first quarter last year. Payroll service revenue was $150.9 million, an increase of 18% over $128.0 million for the first quarter last year.

The increases in service revenue and operating income were primarily the result of a 10% year-over-year increase in the Payroll client base and continued growth of the Taxpay and Direct Deposit ancillary services. Paychex currently services 331,200 Payroll clients, with 262,100 utilizing Taxpay, the Company's tax filing and payment feature, and 141,000 taking advantage of the Company's Direct Deposit product.

HRS-PEO SEGMENT
For the quarter ended August 31, 1999, operating income for the HRS-PEO segment increased 88% from $2.6 million to $4.9 million. HRS-PEO service revenue was $15.5 million, an increase of 37% over $11.3 million for the first quarter last year.

The increases in service revenue and operating income are primarily related to increasing 401(k) recordkeeping and section 125 clients. The increase in 401(k) clients reflects the expansion of the sales force during the first half of fiscal 1999. As of August 31, 1999, the segment serviced 11,000 401(k) recordkeeping clients and 21,400 section 125 administration plans, representing 64% and 24% year-over-year increases in these client bases, respectively.

CORPORATE EXPENSES
Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the quarter ended August 31, 1999, Corporate expenses increased 21% from $14.9 million to $18.0 million. The increase is primarily due to additional employees and other expenditures to support the continued growth of the Company. Full-year fiscal 2000's expenses are expected to increase at a rate slightly lower than 1999's growth rate of 16%.


B. Thomas Golisano, Chairman, President, and Chief Executive Officer of Paychex said, "Fiscal 2000 is off to a good start and is in line with our growth formula, which has generated consistent financial results for many years. We continue to see numerous opportunities to increase client utilization of ancillary services including our new Flexible Pay Package, which provides a cost-effective bundle of payment options such as Direct Deposit, Check Signing and Readychex. The potential for our 401(k) recordkeeping and workers' compensation services continues to be outstanding. All Paychex internal, mission-critical systems are year 2000 compliant. We look forward to the new millennium and expect to continue our record of increasing client utilization and leveraging our infrastructure."
--------------------------------------------------------------------------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 22 - Published report regarding matters submitted to vote of security holders. The Company's definitive Proxy Statement filed with the Securities and Exchange Commission on August 13, 1999, for the Annual Meeting of Stockholders to be held on October 7, 1999, is incorporated herein by reference.

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

     Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.


(b) Reports on Form 8-K:

     The Company filed a report on Form 8-K on June 29, 1999, that included the Company's press release dated June 29, 1999, with the financial results for the year ended May 31, 1999, and preliminary Management's Discussion and Analysis.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  September 16, 1999               /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  September 16, 1999               /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary