Form 10-Q
period 1999-11-30
PAYCHEX INC
filed 1999-12-16
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         247,136,805 Shares
----------------------------                 ---------------------------------
          CLASS                              OUTSTANDING AT NOVEMBER 30, 1999

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                                  For the three months      For the six months
                                     ended November 30,      ended November 30,
                                      1999        1998        1999        1998
Service revenues:
  Payroll                         $154,899    $131,035    $305,818    $259,017
  HRS-PEO
    (Net of PEO direct costs
     billed and incurred of
     $161,056, $139,033,
     $322,043 and
     $281,531, respectively (A))    17,459      11,913      32,932      23,220
                                   -------     -------     -------     -------
  Total service revenues           172,358     142,948     338,750     282,237

Operating costs                     41,356      36,863      80,722      72,748
Selling, general and
  administrative expenses           68,494      61,089     136,836     122,850
                                   -------     -------     -------     -------
Operating income                    62,508      44,996     121,192      86,639
Investment income                    3,854       3,006       7,542       5,967
                                   -------     -------     -------     -------
Income before income taxes          66,362      48,002     128,734      92,606
Income taxes                        20,572      14,394      39,907      27,597
                                   -------     -------     -------     -------
Net income                        $ 45,790    $ 33,608    $ 88,827    $ 65,009
                                   =======     =======     =======     =======
Basic earnings per share          $    .19    $    .14    $    .36    $    .27
                                   =======     =======     =======     =======
Diluted earnings per share        $    .18    $    .14    $    .36    $    .26
                                   =======     =======     =======     =======
Weighted-average common shares
  outstanding                      246,839     245,295     246,634     245,110
                                   =======     =======     =======     =======
Weighted-average shares assuming
  dilution                         249,811     248,798     249,409     248,547
                                   =======     =======     =======     =======
Cash dividends per common share   $    .09    $    .06    $    .15    $    .10
                                   =======     =======     =======     =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.


                                PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  November 30,          May 31,
                                                         1999             1999
ASSETS                                             (UNAUDITED)        (AUDITED)
Cash and cash equivalents                          $   23,845       $   52,692
Investments                                           358,136          290,555
Interest receivable                                    19,973           18,045
Accounts receivable                                    84,260           62,941
Deferred income taxes                                     324            1,364
Prepaid expenses and other current assets               7,211            6,000
                                                    ---------        ---------
Current assets before ENS investments                 493,749          431,597
ENS investments                                     1,448,337        1,361,523
                                                    ---------        ---------
Total current assets                                1,942,086        1,793,120
Property and equipment - net                           67,357           65,931
Deferred income taxes                                   2,438            1,417
Other assets                                           15,517           12,633
                                                    ---------        ---------
Total assets                                       $2,027,398       $1,873,101
                                                    =========        =========
LIABILITIES
Accounts payable                                   $   10,946       $   10,328
Accrued compensation and related items                 39,277           36,574
Deferred revenue                                        3,732            4,643
Accrued income taxes                                        -            4,281
Other current liabilities                              20,588           17,905
                                                    ---------        ---------
Current liabilities before ENS client deposits         74,543           73,731
ENS client deposits                                 1,451,733        1,358,605
                                                    ---------        ---------
Total current liabilities                           1,526,276        1,432,336
Long-term liabilities                                   5,302            4,965
                                                    ---------        ---------
Total liabilities                                   1,531,578        1,437,301

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  600,000 authorized shares
  Issued: 247,137/November 30, 1999 and
    246,326/May 31, 1999                                2,471            2,463
Additional paid-in capital                             82,508           68,238
Retained earnings                                     414,080          362,269
Accumulated other comprehensive income/(loss)          (3,239)           2,830
                                                    ---------        ---------
Total stockholders' equity                            495,820          435,800
                                                    ---------        ---------
Total liabilities and stockholders' equity         $2,027,398       $1,873,101
                                                    =========        =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                            For the six months
                                                             ended November 30,
                                                         1999             1998
OPERATING ACTIVITIES
Net income                                           $ 88,827         $ 65,009
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             11,629           10,576
    Amortization of premiums and
      discounts on available-for-sale securities        6,123            4,747
    Provision for deferred income taxes                 3,462            4,117
    Provision for bad debts                               889              835
    Net realized (gains)/losses on sales
      of available-for-sale securities                  1,052           (1,556)
  Changes in operating assets and liabilities:
    Interest receivable                                (1,928)            (933)
    Accounts receivable                               (22,208)         (20,304)
    Prepaid expenses and other current assets          (1,211)          (1,012)
    Accounts payable and other current liabilities      9,100           (3,701)
    Net change in other assets and liabilities          1,523              148
                                                      -------          -------
Net cash provided by operating activities              97,258           57,926

INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (402,085)        (270,419)
  Proceeds from sales of
    available-for-sale securities                     275,014          200,181
  Proceeds from maturities of
    available-for-sale securities                       9,820            7,425
  Net change in ENS money market securities
    and other cash equivalents                        (53,410)          62,330
  Net change in ENS client deposits                    93,128          (27,149)
  Purchases of property and equipment,
    net of disposal proceeds                          (12,468)         (13,576)
  Purchases of other assets                            (4,656)            (665)
                                                      -------          -------
Net cash used in investing activities                 (94,657)         (41,873)

FINANCING ACTIVITIES
  Dividends paid                                      (37,016)         (24,522)
  Proceeds from exercise of stock options               5,568            2,274
                                                      -------          -------
Net cash used in financing activities                 (31,448)         (22,248)
                                                      -------          -------
Decrease in Cash and cash equivalents                 (28,847)          (6,195)
Cash and cash equivalents, beginning of period         52,692           35,571
                                                      -------          -------
Cash and cash equivalents, end of period             $ 23,845         $ 29,376
                                                      =======          =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              November 30, 1999

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months and six months ended November 30, 1999, are not necessarily indicative of the results that may be expected for the full year ended May 31, 2000.

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


B)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, section 125 plan administration, Professional Employer Organization
(PEO) services, workers' compensation, group benefits, and state unemployment insurance services, employee handbooks and management services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                                  For the three months      For the six months
(In thousands)                       ended November 30,      ended November 30,
                                      1999        1998        1999        1998
Service revenues:
  Payroll                         $154,899    $131,035    $305,818    $259,017
  HRS-PEO (A)                       17,459      11,913      32,932      23,220
                                   -------     -------     -------     -------
  Total service revenues          $172,358    $142,948    $338,750    $282,237
                                   =======     =======     =======     =======
ENS investment revenue included
  in Payroll revenue              $ 12,033    $ 11,984    $ 24,240    $ 23,760
                                   =======     =======     =======     =======
Operating income:
  Payroll                         $ 72,155    $ 56,675    $143,927    $110,563
  HRS-PEO                            6,141       2,575      11,057       5,186
                                   -------     -------     -------     -------
  Segment operating income          78,296      59,250     154,984     115,749
  Corporate expenses                15,788      14,254      33,792      29,110
                                   -------     -------     -------     -------
  Total operating income            62,508      44,996     121,192      86,639

Investment income                    3,854       3,006       7,542       5,967
                                   -------     -------     -------     -------
Income before income taxes        $ 66,362    $ 48,002    $128,734    $ 92,606
                                   =======     =======     =======     =======

(A) Net of PEO direct costs billed and incurred of $161,056 and $139,033 for the three months ended November 30, 1999 and 1998, respectively, and $322,043 and $281,531 for the six months ended November 30, 1999 and 1998, respectively. PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.

C) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months and six months ended November 30, 1998, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 13, 1999, and distributed on May 21, 1999.

                                  For the three months      For the six months
(In thousands,                       ended November 30,      ended November 30,
   except per share amounts)         1999         1998        1999        1998
Basic earnings per share:
  Net income                     $ 45,790     $ 33,608    $ 88,827    $ 65,009
                                  -------      -------     -------     -------
  Weighted-average common
    share outstanding             246,839      245,295     246,634     245,110
                                  -------      -------     -------     -------
  Basic earnings per share       $    .19     $    .14    $    .36    $    .27
                                  =======      =======     =======     =======
Diluted earnings per share:
  Net income                     $ 45,790     $ 33,608    $ 88,827    $ 65,009
                                  -------      -------     -------     -------
  Weighted-average common
    shares outstanding            246,839      245,295     246,634     245,110
  Net effect of dilutive stock
    options at average market
    price                           2,972        3,503       2,775       3,437
                                  -------      -------     -------     -------
  Weighted-average shares
    assuming dilution             249,811      248,798     249,409     248,547
                                  -------      -------     -------     -------
  Diluted earnings per share     $    .18     $    .14    $    .36    $    .26
                                  =======      =======     =======     =======
Weighted-average anti-dilutive
  stock options                  $      -     $      -    $    571    $    134
                                  =======      =======     =======     =======

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period and, therefore, the effect would have been anti-dilutive.

For the three months and six months ended November 30, 1999, stock options were exercised for 546,000 and 811,000 shares of the Company's common stock, respectively.

D)  Investments and ENS investments:
                                           November 30,                 May 31,
(In thousands)                                    1999                    1999
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $  824,058  $  824,058  $  770,648  $  770,648
  Available-for-sale
    securities:
      General obligation
        municipal bonds            379,813     377,432     313,485     314,636
      Pre-Refunded municipal
        bonds                      310,035     309,403     295,359     297,621
      Revenue municipal bonds      295,336     293,275     266,264     267,290
      Other securities                  21          75          21          73
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                     985,205     980,185     875,129     879,620
  Other                              1,703       2,230       1,424       1,810
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $1,810,966  $1,806,473  $1,647,201  $1,652,078
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance Sheets:
    Investments                 $  359,233  $  358,136  $  288,596  $  290,555
    ENS investments              1,451,733   1,448,337   1,358,605   1,361,523
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $1,810,966  $1,806,473  $1,647,201  $1,652,078
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities, A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At November 30, 1999, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

E)  Property and equipment - net:
                                                  November 30,          May 31,
(In thousands)                                           1999             1999
                                                   (UNAUDITED)        (AUDITED)

Land and improvements                                $  2,908         $  2,896
Buildings and improvements                             24,514           26,932
Data processing equipment and software                 76,820           70,000
Furniture, fixtures and equipment                      61,299           59,818
Leasehold improvements                                  9,692            8,838
                                                      -------          -------
                                                      175,233          168,484
Less accumulated depreciation and amortization        107,876          102,553
                                                      -------          -------
Property and equipment - net                         $ 67,357         $ 65,931
                                                      =======          =======

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

                                  For the three months      For the six months
(In thousands)                       ended November 30,      ended November 30,
                                      1999        1998        1999        1998

Net income                        $ 45,790    $ 33,608    $ 88,827    $ 65,009
Unrealized gains/(losses)
  on securities, net of
  reclassification
  adjustments                         (832)        710      (6,069)      2,960
                                   -------     -------     -------     -------
Total comprehensive
  income                          $ 44,958    $ 34,318    $ 82,758    $ 67,969
                                   =======     =======     =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months and six months ended November 30, 1999 (fiscal 2000) and 1998 (fiscal
1999), and its financial condition at November 30, 1999 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying November 30, 1999 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.


                            RESULTS OF OPERATIONS
(In thousands, except per share amounts)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
Service revenues                              $172,358      20.6%     $142,948
Operating income                              $ 62,508      38.9%     $ 44,996
Operating margin                                 36.3%       4.8         31.5%
Income before income taxes                    $ 66,362      38.2%     $ 48,002
Net income                                    $ 45,790      36.2%     $ 33,608
% of service revenues                            26.6%       3.1         23.5%
Basic earnings per share                      $    .19      35.7%     $    .14
Diluted earnings per share                    $    .18      28.6%     $    .14
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Service revenues                              $338,750      20.0%     $282,237
Operating income                              $121,192      39.9%     $ 86,639
Operating margin                                 35.8%       5.1         30.7%
Income before income taxes                    $128,734      39.0%     $ 92,606
Net income                                    $ 88,827      36.6%     $ 65,009
% of service revenues                            26.2%       3.2         23.0%
Basic earnings per share                      $    .36      33.3%     $    .27
Diluted earnings per share                    $    .36      38.5%     $    .26
==============================================================================

The Company's continued ability to grow its client base, increase client utilization of ancillary services, develop new services, implement price increases, and decrease operating expenses as a percent of service revenues has resulted in record service revenues and net income for the three months and six months ended November 30, 1999.

                              Payroll segment

(In thousands)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
Payroll service revenue                       $154,899      18.2%     $131,035
ENS investment revenue included in
  Payroll service revenue                     $ 12,033       0.4%     $ 11,984
Payroll operating income                      $ 72,155      27.3%     $ 56,675
Payroll operating margin                         46.6%       3.3         43.3%
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Payroll service revenue                       $305,818      18.1%     $259,017
ENS investment revenue included in
  Payroll service revenue                     $ 24,240       2.0%     $ 23,760
Payroll operating income                      $143,927      30.2%     $110,563
Payroll operating margin                         47.1%       4.4         42.7%
==============================================================================
Payroll clients                                  337.9       9.8%        307.8
Taxpay clients                                   269.3      13.8%        236.6
% of Payroll clients                             79.7%       2.8         76.9%
Flexible Pay Package clients                     147.8      22.2%        120.9
% of Payroll clients                             43.7%       4.4         39.3%
==============================================================================

Revenues: Payroll service revenue includes service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay, Flexible Pay Package and other ancillary services. The Flexible Pay Package includes the Direct Deposit, Readychex, and Access Card products. ENS investment revenue is earned during the period between collecting client funds (ENS investments) and remitting the funds to the applicable tax authorities for Taxpay clients and employees of Flexible Pay Package clients. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities. Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section of this review under the caption "Investments and ENS investments".

The increases in payroll service revenue are primarily related to the addition of new clients, improved client retention, new services, price increases, and increased utilization of ancillary services, such as Taxpay and Flexible Pay Package by both new and existing clients. Client utilization of the Taxpay product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of Flexible Pay Package is expected to provide growth opportunities for fiscal 2000 and beyond.

Fiscal 2000's percentage growth in Payroll revenue is expected to be on the high end of the long-term objective of 17% to 19%.

Operating income: Operating income increased as a result of the increases in revenue and continued leveraging of the segment's operating expense base.

During the three months ended November 30, 1999, the Company began the process of expanding its Major Market Services payroll product offering to include thirty cities that are currently serviced by its core Payroll product. The Company will continue to evaluate additional expansion efforts for this product in the future. The estimated full-year impact of this expansion is approximately $2.2 million. Effective September 1, 1999, the Company increased its sales force compensation package in an effort to increase the retention of its payroll sales representatives. The estimated quarterly impact of this increase is approximately $1.5 million.

                              HRS-PEO segment

(In thousands)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 17,459      46.6%      $11,913
HRS-PEO operating income                      $  6,141     138.5%      $ 2,575
HRS-PEO operating margin                         35.2%      13.6         21.6%
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 32,932      41.8%      $23,220
HRS-PEO operating income                      $ 11,057     113.2%      $ 5,186
HRS-PEO operating margin                         33.6%      11.3         22.3%
==============================================================================
401(k) recordkeeping clients                      12.4      55.0%          8.0
401(k) client funds managed
  externally (in millions)                    $1,018.3      95.9%      $ 519.9
Section 125 clients                               22.3      23.2%         18.1
Workers' compensation
  insurance clients                                6.8     300.0%          1.7
PEO worksite employees                            19.0      20.3%         15.8
==============================================================================

Revenues: The increases in service revenue are primarily related to increasing 401(k) recordkeeping, Section 125 and Workers' compensation insurance clients. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. During the first quarter of fiscal 1999, the Company began a national rollout of its Workers' compensation insurance product, which provides insurance for qualified clients through a leading insurance provider and a method to stabilize their cash flows throughout the year. Full-year fiscal 2000's growth in HRS-PEO service revenue is expected to be slightly higher than 1999's rate of 35.3%.

Operating income: The increases in operating income are primarily related to the service revenue gains, and the leveraging of operating expenses.

Full-year fiscal 2000's HRS-PEO service revenue and operating income are expected to continue to grow at a rate that is higher than the Payroll segment's. Quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one particular quarter's results may not be indicative of expected full-year results.

                             Corporate expenses

(In thousands)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
Corporate expenses                             $15,788      10.8%      $14,254
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Corporate expenses                             $33,792      16.1%      $29,110
==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The increases in expenses are primarily due to additional employees and other expenditures required to support the continued growth of the Company's business segments. These increases are reduced by the costs capitalized for the development of internal-use software, in accordance with the adoption of Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective June 1, 1999. Additional discussion is included in the Liquidity and Capital Resources section of this review under the caption "Purchases of property and equipment, net of disposal proceeds." Full-year fiscal 2000's expenses are expected to increase at a rate lower than 1999's full-year growth rate of 16%, reflecting the capitalization of certain internal costs under the provisions of SOP 98-1, and reduced spending on national marketing efforts.

                             Investment income

(In thousands)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
Investment income                               $3,854      28.2%       $3,006
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Investment income                               $7,542      26.4%       $5,967
==============================================================================

Investment income represents earnings from the Company's cash and cash equivalents and investments in available-for-sale securities. Investment income does not include earnings from the ENS investments which are recorded as ENS investment revenue within the Payroll segment. The increases in Investment income are primarily due to the increases in average daily invested balances generated from the increases in overall cash flows. These increases were slightly reduced by the impact of lower comparable yields earned on the Company's portfolio of tax-exempt bonds during the first half of fiscal 2000. Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section of this review under the caption "Investments and ENS investments". Investment income for full-year fiscal 2000, subject to changes in market rates of interest, is expected to grow at a rate lower than the Company's net income growth.

                                Income taxes

(In thousands)
For the three months ended November 30,           1999     Change         1998
------------------------------------------------------------------------------
Income taxes                                   $20,572      42.9%      $14,394
Effective income tax rate                        31.0%       1.0         30.0%
==============================================================================
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Income taxes                                   $39,907      44.6%      $27,597
Effective income tax rate                        31.0%       1.2         29.8%
==============================================================================

The increases in the effective income tax rate are due to the growth in taxable income exceeding the growth in tax-exempt income. Tax-exempt income is derived primarily from the Taxpay and Flexible Pay Package products that provide ENS investment revenue. Full-year fiscal 2000's effective income tax rate is expected to approximate 31%.


                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Operating cash flows                           $97,258      67.9%      $57,926
==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of record net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. Furthermore, at November 30, 1999, the Company had $382.0 million in available cash and investments and $320.0 million of available, uncommitted, unsecured lines of credit.

                            Investing activities

(In thousands)
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Net Investments and ENS activities            $(77,533)    180.6%     $(27,632)
Purchases of P&E, net of disposal proceeds     (12,468)     -8.2%      (13,576)
Purchases of other assets                       (4,656)    600.2%         (665)
                                               -------------------------------
Net cash used in investing activities         $(94,657)    126.1%     $(41,873)
==============================================================================

Investments and ENS investments: Investments are primarily available-for-sale debt securities. ENS investments are primarily short-term funds and available-for-sale debt securities. The portfolio of Investments and ENS investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

Investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing the Flexible Pay Package.

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

During the second quarter of fiscal 1999, the federal funds rate was reduced by 75 basis points to 4.75%. During the first quarter of fiscal 2000, the federal funds rate was increased by 50 basis points to 5.25%, and during the second quarter of fiscal 2000, the rate was increased by 25 basis points to 5.50%. The earnings impact of these rate changes is not precisely quantifiable because many factors influence the return on the Company's portfolio. These factors include, among others, daily interest rate changes, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt and taxable investment rates, which are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points.

At November 30, 1999, the Company had $824.1 million of ENS funds and $11.6 million of Corporate cash equivalents invested in money market securities and other cash equivalents with an average maturity of less than 30 days, and $980.2 million invested in available-for-sale securities with an average duration of 2.5 years. At November 30, 1999, the available-for-sale securities portfolio had a market value less than its cost basis by $5.0 million, compared with the portfolio at May 31, 1999, which had a market value greater than its cost basis by $4.5 million. The decrease in the portfolio's market value is due to the increase in relative interest rates experienced during the six months ended November 30, 1999.

As of November 30, 1999 and May 31, 1999, the Company had $980.2 million and $879.6 million invested in available-for-sale securities at fair value, with a weighted-average yield to maturity of 4.3% and 4.1%, respectively. Assuming a hypothetical increase in interest rates of 75 basis points given the November 30, 1999 and May 31, 1999 portfolio of securities, the resulting potential decrease in fair value would be approximately $18.1 million and $16.2 million, respectively. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations. The Company's interest rate risk exposure has not changed materially since May 31, 1999.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and by limiting amounts that can be invested in any single instrument. At November 30, 1999, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

Purchases of property and equipment, net of disposal proceeds: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing and personal computer equipment, and for the expansion and upgrade of various operating facilities. During the first quarter ended August 31, 1999, the Company sold an office facility for approximately $1.2 million in cash proceeds. The Company expects to purchase a branch facility for approximately $6.1 million during the quarter ended February 29, 2000. Purchases of property and equipment in fiscal 2000 are expected to approximate $36 million, which includes the expected aforementioned purchase of the branch facility.

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

                            Financing activities

(In thousands, except per share amounts)
For the six months ended November 30,             1999     Change         1998
------------------------------------------------------------------------------
Dividends paid                                $(37,016)     51.0%     $(24,522)
Proceeds from exercise of stock options          5,568     144.9%        2,274
                                               -------------------------------
Net cash used in financing activities         $(31,448)     41.4%     $(22,248)
------------------------------------------------------------------------------
Cash dividends per common share               $    .15      50.0%      $   .10
==============================================================================

Dividends paid: On October 7, 1999, the Company's Board of Directors increased the quarterly dividend rate from $.06 per share to $.09 per share, and declared a dividend payable November 15, 1999, for shareholders of record as of November 1, 1999. The Company has increased its quarterly cash dividend rate per share by 50% in each of the last eight fiscal years. The Company has distributed three-for-two stock splits effected in the form of 50% stock dividends on outstanding shares each May in the past five fiscal years.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to higher comparable exercise prices per share, plus an increase in the number of shares exercised. The Company has recognized a tax benefit from the exercise of stock options of $8.7 million and $6.6 million for the six months ended November 30, 1999 and 1998, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

                                    OTHER

Year 2000 readiness disclosure: The year 2000 problem originated with the advent of computers, when dates were stored without century indicators, in an effort to reduce the need for expensive storage space used for input, output and storage media. In order to process and calculate dates correctly, internal computer systems must be changed to handle the year 2000 and beyond.

In response to year 2000 issues, the Company initiated and has substantially completed a program to manage year 2000 compliance efforts. The managers of the Company's year 2000 compliance program report directly to the Vice President of Information Technology and provide regular reports to the Company's Senior Management and the Board of Directors.

As part of the year 2000 compliance program, processes and procedures were put in place to ensure the following: internal development and testing followed year 2000 development and testing standards, new projects delivered year 2000 compliant solutions, third-party hardware and software acquisitions were year 2000 compliant, and commercial third-party service providers were queried regarding their year 2000 compliance plans and status. In addition, the Company actively worked with all government agency partners to determine their year 2000 compliance plans and status, and made year 2000 changes based on their mandates.

As a result of these efforts, the Company's internal mission-critical systems are year 2000 compliant and the Company expects minimal business disruption will occur as a result of year 2000 issues for systems that the Company directly controls. The Company has also addressed year 2000 issues for internal desktop computers and software. The Company has completed interface testing with external agencies and partners. Through the remainder of December 1999, the Company will continue to monitor and react to any year 2000 related changes from external agencies and partners, which include hardware and software vendors, governmental agencies, financial institutions, and service providers.

There can be no assurance that there will not be an adverse effect on the Company if these third-party, external agencies and partners do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that the ongoing communication with these third parties has minimized these risks, and expects minimal business disruption at the turn of the century.

Year 2000 contingency plans have been developed and existing business contingency plans have been enhanced to provide guidelines and instructions for reacting to year 2000 issues that may be encountered. These contingency plans will continue to be updated and modified where necessary through the remainder of December 1999.

The Company's estimated expenditures for year 2000 efforts are substantially complete and approximate $5 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Investments and ENS investments" at subheading "Interest rate risk:" under
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, within this Form 10-Q.

                         PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 7, 1999. Stockholders elected eight Directors nominated in the August 9, 1999 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of Stockholders. Additionally, the stockholders ratified the proposals to amend the Certificate of Incorporation to increase the authorized shares of common stock from 300,000,000 to 600,000,000, and to amend the Paychex, Inc. 1998 Stock Incentive Plan.

Results of stockholder voting are as follows:

1.  Election of Directors                Votes for           Votes Withheld
    B. Thomas Golisano                  217,733,886             4,741,639
    Steven D. Brooks                    218,495,661             3,978,856
    G. Thomas Clark                     217,730,894             4,744,631
    David J. S. Flaschen                218,479,659             3,995,866
    Phillip Horsley                     218,485,117             3,980,208
    Grant M. Inman                      218,458,397             3,980,126
    Harry P. Messina, Jr.               216,674,174             5,801,341
    J. Robert Sebo                      217,717,098             4,758,427

2. Proposal to amend the Certificate of Incorporation to increase the authorized shares of common stock from 300,000,000 to 600,000,000.

         For          Against        Abstaining
     206,348,320    16,301,210        825,983

3.  Proposal to amend the Paychex, Inc. 1998 Stock Incentive Plan.

         For          Against        Abstaining
     214,206,560     3,724,158       1,423,972

ITEM 5:  OTHER INFORMATION
The text portion of the Company's press release dated December 16, 1999, regarding its financial results for the three months and six months ended November 30, 1999, is attached. The related Consolidated Financial Statements are contained in PART I. FINANCIAL INFORMATION of this Form 10-Q.

FOR IMMEDIATE RELEASE

	John M. Morphy, Chief Financial Officer
              Or
	Jan Shuler		716-383-3406
     Access Paychex, Inc. Second Quarter SEC Form 10-Q,
	         News Releases and related SEC filings at http://www.paychex.com/paychex/finance/finance.html

              PAYCHEX, INC. REPORTS RECORD SECOND QUARTER RESULTS

ROCHESTER, NY, December 16, 1999 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $45.8 million or $.18 diluted earnings per share for the second quarter ended November 30, 1999, a 36% increase over net income of $33.6 million or $.14 diluted earnings per share for the same period last year. Total service revenues were $172.4 million, an increase of 21% over $142.9 million for the second quarter last year.

For the six months ended November 30, 1999, net income increased 37% to $88.8 million or $.36 diluted earnings per share as compared to net income of $65.0 million or $.26 diluted earnings per share for the same period last year. Total service revenues were $338.8 million, an increase of 20% over $282.2 million for the same period last year.

PAYROLL SEGMENT
For the second quarter ended November 30, 1999, operating income for the Payroll segment increased 27% to $72.2 million from $56.7 million for the same period last year. Payroll service revenue was $154.9 million, an increase of 18% over $131.0 million for the second quarter last year.

For the six months ended November 30, 1999, operating income from Payroll services increased 30% to $143.9 million from $110.6 million for the same period last year. Payroll service revenue was $305.8 million, an increase of 18% over $259.0 million for the same period last year.

The increases in service revenue and operating income were primarily the result of a 10% year-over-year increase in the Payroll client base and continued growth of our ancillary services, Taxpay and Flexible Pay Package. Paychex currently services 337,900 Payroll clients, with 269,300 utilizing Taxpay, the Company's tax filing and payment feature, and 147,800 taking advantage of the Company's Flexible Pay Package, which includes Direct Deposit, Readychex, and Access Card.

HRS-PEO SEGMENT
For the second quarter ended November 30, 1999, operating income for the HRS-PEO segment increased 138% from $2.6 million to $6.1 million. HRS-PEO service revenue was $17.5 million, an increase of 47% over $11.9 million for the second quarter last year.

For the six months ended November 30, 1999, operating income for the HRS-PEO segment increased 113% from $5.2 million to $11.1 million. HRS-PEO service revenue was $32.9 million, an increase of 42% over $23.2 million for the same period last year.

The increases in service revenue and operating income are primarily related to increasing 401(k) recordkeeping, Section 125 and Workers' compensation insurance clients. As of November 30, 1999, 6,800 clients have taken advantage of the Workers' compensation insurance product, since its national rollout in the first quarter of fiscal 1999. As of November 30, 1999, the segment serviced 12,400 401(k) recordkeeping clients, and 22,300 Section 125 administration plans, representing 55% and 23% year-over-year increases in these client bases, respectively.

CORPORATE EXPENSES
Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the second quarter ended November 30, 1999, Corporate expenses increased 11% from $14.3 million to $15.8 million. For the six months ended November 30, 1999, Corporate expenses increased 16% from $29.1 million to $33.8 million. The increases are primarily due to additional employees and other expenditures to support the continued growth of the Company. Full-year fiscal 2000's Corporate expenses are expected to increase at a rate lower than 1999's growth rate of 16%.


B. Thomas Golisano, Chairman, President, and Chief Executive Officer of Paychex said, "We are very pleased with our year-to-date results for fiscal 2000. We are in the process of expanding our Major Market Services payroll product offering to include thirty cities that are currently serviced by our core payroll product. We reached another milestone as 401(k) client funds managed externally exceeded a billion dollars during the quarter. We are looking forward to the arrival of the next millennium, delivering the quality service our clients rely on, and executing our growth objectives."
--------------------------------------------------------------------------------

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 3 - "Articles of Incorporation". The Certificate of Amendment of Certificate of Incorporation was filed with the Delaware Secretary of State on October 7, 1999, and a copy is filed herewith at the end of this Form 10-Q.

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

     Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K:

    None
                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  December 16, 1999               /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  December 16, 1999               /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary