Form 10-Q
period 2000-02-29
PAYCHEX INC
filed 2000-03-16
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                        247,532,832 Shares
----------------------------                 ---------------------------------
          CLASS                              OUTSTANDING AT February 29, 2000

                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                         For the three months ended  For the nine months ended
                           February 29, February 28,  February 29, February 28,
                                  2000         1999          2000         1999
Service revenues:
  Payroll                     $171,821     $144,257      $477,639     $403,274
  HRS-PEO
    (Net of PEO direct costs
     billed and incurred of
     $193,047, $148,292,
     $515,090 and $429,823,
     respectively (A))          20,362       14,166        53,294       37,386
                               -------      -------       -------      -------
  Total service revenues       192,183      158,423       530,933      440,660

Operating costs                 45,964       40,989       126,686      113,737
Selling, general and
  administrative expenses       78,316       68,941       215,152      191,791
                               -------      -------       -------      -------
Operating income                67,903       48,493       189,095      135,132
Investment income                4,012        3,073        11,554        9,040
                               -------      -------       -------      -------
Income before income taxes      71,915       51,566       200,649      144,172
Income taxes                    22,294       15,366        62,201       42,963
                               -------      -------       -------      -------
Net income                    $ 49,621     $ 36,200      $138,448     $101,209
                               =======      =======       =======      =======
Basic earnings per share      $    .20     $    .15      $    .56     $    .41
                               =======      =======       =======      =======
Diluted earnings per share    $    .20     $    .15      $    .55     $    .41
                               =======      =======       =======      =======
Weighted-average common
  shares outstanding           247,315      245,693       246,856      245,311
                               =======      =======       =======      =======
Weighted-average shares
  assuming dilution            251,815      248,934       250,206      248,683
                               =======      =======       =======      =======
Cash dividends per common     $    .09     $    .06      $    .24     $    .16
  share                        =======      =======       =======      =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

(A) PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.


                                PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                  February 29,          May 31,
                                                         2000             1999
ASSETS                                             (UNAUDITED)        (AUDITED)
Cash and cash equivalents                          $   64,839       $   52,692
Investments                                           373,682          290,555
Interest receivable                                    17,931           18,045
Accounts receivable                                    77,337           62,941
Deferred income taxes                                   9,654            1,364
Prepaid expenses and other current assets               5,038            6,000
                                                    ---------        ---------
Current assets before ENS investments                 548,481          431,597
ENS investments                                     1,830,485        1,361,523
                                                    ---------        ---------
Total current assets                                2,378,966        1,793,120
Property and equipment - net                           72,757           65,931
Deferred income taxes                                   2,322            1,417
Other assets                                           15,560           12,633
                                                    ---------        ---------
Total assets                                       $2,469,605       $1,873,101
                                                    =========        =========
LIABILITIES
Accounts payable                                   $   12,810       $   10,328
Accrued compensation and related items                 45,888           36,574
Deferred revenue                                        5,963            4,643
Accrued income taxes                                   12,062            4,281
Other current liabilities                              21,846           17,905
                                                    ---------        ---------
Current liabilities before ENS client deposits         98,569           73,731
ENS client deposits                                 1,837,599        1,358,605
                                                    ---------        ---------
Total current liabilities                           1,936,168        1,432,336
Long-term liabilities                                   5,154            4,965
                                                    ---------        ---------
Total liabilities                                   1,941,322        1,437,301

STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  600,000 authorized shares
  Issued: 247,533/February 29, 2000 and
  246,326/May 31, 1999                                  2,475            2,463
Additional paid-in capital                             91,349           68,238
Retained earnings                                     441,435          362,269
Accumulated other comprehensive income/(loss)          (6,976)           2,830
                                                    ---------        ---------
Total stockholders' equity                            528,283          435,800
                                                    ---------        ---------
Total liabilities and stockholders' equity         $2,469,605       $1,873,101
                                                    =========        =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                     For the nine months ended
                                                  February 29,     February 28,
                                                         2000             1999
OPERATING ACTIVITIES
Net income                                           $138,448         $101,209
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             17,639           16,206
    Amortization of premiums and
      discounts on available-for-sale securities        9,274            7,557
    Provision for deferred income taxes                (3,634)          (2,058)
    Provision for bad debts                             1,359            1,363
    Net realized (gains)/losses on sales
      of available-for-sale securities                  2,292           (2,813)
  Changes in operating assets and liabilities:
    Interest receivable                                   114           (1,298)
    Accounts receivable                               (15,755)          (6,063)
    Prepaid expenses and other current assets             962           (1,595)
    Accounts payable and other current liabilities     39,598           17,670
    Net change in other assets and liabilities          2,588           (1,496)
                                                      -------          -------
Net cash provided by operating activities             192,885          128,682

INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (623,829)        (571,285)
  Proceeds from sales of
    available-for-sale securities                     443,225          352,013
  Proceeds from maturities of
    available-for-sale securities                      15,770           31,135
  Net change in ENS money market securities
    and other cash equivalents                       (413,702)        (184,548)
  Net change in ENS client deposits                   478,994          320,749
  Purchases of property and equipment,
    net of disposal proceeds                          (24,422)         (18,482)
  Purchases of other assets                            (6,416)          (3,418)
                                                      -------          -------
Net cash used in investing activities                (130,380)         (73,836)

FINANCING ACTIVITIES
  Dividends paid                                      (59,281)         (39,280)
  Proceeds from exercise of stock options               8,923            3,428
                                                      -------          -------
Net cash used in financing activities                 (50,358)         (35,852)
                                                      -------          -------
Increase in Cash and cash equivalents                  12,147           18,994
Cash and cash equivalents, beginning of period         52,692           35,571
                                                      -------          -------
Cash and cash equivalents, end of period             $ 64,839         $ 54,565
                                                      =======          =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             February 29, 2000

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months and nine months ended February 29, 2000, are not necessarily indicative of the results that may be expected for the full year ended May 31, 2000.

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


B)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping services, section 125 plan administration, Professional Employer Organization
(PEO) services, workers' compensation, group benefits, state unemployment insurance services, employee handbooks and management services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                         For the three months ended  For the nine months ended
(In thousands)             February 29, February 28,  February 29, February 28,
                                  2000         1999          2000         1999
Service revenues:
  Payroll                     $171,821     $144,257      $477,639     $403,274
  HRS-PEO (A)                   20,362       14,166        53,294       37,386
                               -------      -------       -------      -------
  Total service revenues      $192,183     $158,423      $530,933     $440,660
                               =======      =======       =======      =======
ENS investment revenue
  included in Payroll revenue $ 16,355     $ 14,775      $ 40,595     $ 38,535
                               =======      =======       =======      =======
Operating income:
  Payroll                     $ 77,270     $ 60,993      $221,197     $171,556
  HRS-PEO                        7,244        3,236        18,301        8,422
                               -------      -------       -------      -------
  Segment operating income      84,514       64,229       239,498      179,978
  Corporate expenses            16,611       15,736        50,403       44,846
                               -------      -------       -------      -------
  Total operating income        67,903       48,493       189,095      135,132

Investment income                4,012        3,073        11,554        9,040
                               -------      -------       -------      -------
Income before income taxes    $ 71,915     $ 51,566      $200,649     $144,172
                               =======      =======       =======      =======

(A) Net of PEO direct costs billed and incurred of $193,047 and $148,292 for the three months ended February 29, 2000 and February 28, 1999, respectively, and $515,090 and $429,823 for the nine months ended
     February 29, 2000 and February 28, 1999, respectively. PEO direct costs billed to clients are equal to PEO direct costs incurred for the wages and payroll taxes of worksite employees and their related benefit premiums and claims.

C) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months and nine months ended February 28, 1999, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 13, 1999, and distributed on May 21, 1999.

                         For the three months ended  For the nine months ended
(In thousands,            February 29, February 28,   February 29, February 28,
   except per share amounts)     2000         1999           2000         1999

Basic earnings per share:
  Net income                 $ 49,621     $ 36,200       $138,448     $101,209
                              -------      -------        -------      -------
  Weighted-average common
    share outstanding         247,315      245,693        246,856      245,311
                              -------      -------        -------      -------
  Basic earnings per share   $    .20     $    .15       $    .56     $    .41
                              =======      =======        =======      =======
Diluted earnings per share:
  Net income                 $ 49,621     $ 36,200       $138,448     $101,209
                              -------      -------        -------      -------
  Weighted-average common
    shares outstanding        247,315      245,693        246,856      245,311

  Net effect of dilutive
    stock options at
    average market price        4,500        3,241          3,350        3,372
                              -------      -------        -------      -------
  Weighted-average shares
    assuming dilution         251,815      248,934        250,206      248,683
                              -------      -------        -------      -------
  Diluted earnings per share $    .20     $    .15       $    .55     $    .41
                              =======      =======        =======      =======
Weighted-average anti-
  dilutive stock options     $     --     $     --       $    381     $     90
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

For the three months and nine months ended February 29, 2000, stock options were exercised for 396,000 and 1,207,000 shares of the Company's common stock, respectively.

D)  Investments and ENS investments:
                                           February 29,                 May 31,
(In thousands)                                    2000                    1999
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $1,184,350  $1,184,350  $  770,648  $  770,648
  Available-for-sale
    securities:
      General obligation
        municipal bonds            434,786     429,791     313,485     314,636
      Pre-refunded municipal
        bonds                      316,457     314,221     295,359     297,621
      Revenue municipal bonds      277,133     273,431     266,264     267,290
      Other securities                  21          78          21          73
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                   1,028,397   1,017,521     875,129     879,620
  Other                              1,802       2,296       1,424       1,810
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $2,214,549  $2,204,167  $1,647,201  $1,652,078
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance Sheets:
    Investments                 $  376,950  $  373,682  $  288,596  $  290,555
    ENS investments              1,837,599   1,830,485   1,358,605   1,361,523
                                 ---------   ---------   ---------   ---------
Total Investments and
  ENS investments               $2,214,549  $2,204,167  $1,647,201  $1,652,078
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company does not utilize derivative financial instruments to manage interest rate risk. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities, A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At February 29, 2000, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

E)  Property and equipment - net:
                                                  February 29,          May 31,
(In thousands)                                           2000             1999
                                                   (UNAUDITED)        (AUDITED)

Land and improvements                                $  2,919         $  2,896
Buildings and improvements                             29,769           26,932
Data processing equipment and software                 79,128           70,000
Furniture, fixtures and equipment                      62,924           59,818
Leasehold improvements                                 10,159            8,838
                                                      -------          -------
                                                      184,899          168,484
Less accumulated depreciation and amortization        112,142          102,553
                                                      -------          -------
Property and equipment - net                         $ 72,757         $ 65,931
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

                       For the three months ended    For the nine months ended
(In thousands)          February 29,  February 28,    February 29, February 28,
                               2000          1999            2000         1999

Net income                 $ 49,621      $ 36,200        $138,448     $101,209
Unrealized gains/(losses)
  on securities, net of
  reclassification
  adjustments                (3,737)          253          (9,806)       3,213
                            -------       -------         -------      -------
Total comprehensive
  income                   $ 45,884      $ 36,453        $128,642     $104,422
                            =======       =======         =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months and nine months ended February 29, 2000, (fiscal 2000) and February 28, 1999 (fiscal 1999), and its financial condition at February 29, 2000 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying February 29, 2000 Consolidated Financial Statements, and the related Notes to Consolidated Financial
Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement in Exhibit 99, contained in this Form 10-Q.


                            RESULTS OF OPERATIONS

(In thousands, except per share amounts)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Service revenues                              $192,183      21.3%     $158,423
Operating income                              $ 67,903      40.0%     $ 48,493
Operating margin                                 35.3%       4.7         30.6%
Income before income taxes                    $ 71,915      39.5%     $ 51,566
Net income                                    $ 49,621      37.1%     $ 36,200
% of service revenues                            25.8%       2.9         22.9%
Basic earnings per share                      $    .20      33.3%     $    .15
Diluted earnings per share                    $    .20      33.3%     $    .15
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Service revenues                              $530,933      20.5%     $440,660
Operating income                              $189,095      39.9%     $135,132
Operating margin                                 35.6%       4.9         30.7%
Income before income taxes                    $200,649      39.2%     $144,172
Net income                                    $138,448      36.8%     $101,209
% of service revenues                            26.1%       3.1         23.0%
Basic earnings per share                      $    .56      36.6%     $    .41
Diluted earnings per share                    $    .55      34.1%     $    .41
==============================================================================

The Company's continued ability to grow its client base, increase client utilization of ancillary services, develop new services, implement price increases and decrease operating expenses as a percent of service revenues has resulted in record service revenues and net income for the three months and nine months ended February 29, 2000.

                              Payroll segment
(In thousands)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Payroll service revenue                       $171,821      19.1%     $144,257
ENS investment revenue included in
  Payroll service revenue                     $ 16,355      10.7%     $ 14,775
Payroll operating income                      $ 77,270      26.7%     $ 60,993
Payroll operating margin                         45.0%       2.7         42.3%
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Payroll service revenue                       $477,639      18.4%     $403,274
ENS investment revenue included in
  Payroll service revenue                     $ 40,595       5.3%     $ 38,535
Payroll operating income                      $221,197      28.9%     $171,556
Payroll operating margin                         46.3%       3.8         42.5%
==============================================================================

Client statistics at                       February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Payroll clients                                  345.9       9.2%        316.9
Taxpay clients                                   276.8      12.2%        246.7
% of Payroll clients                             80.0%       2.2         77.8%
Flexible Pay Package clients                     157.1      20.8%        130.1
% of Payroll clients                             45.4%       4.3         41.1%
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

The increases in payroll service revenue are primarily related to the addition of new clients, new services, price increases, and increased utilization of ancillary services, such as Taxpay and Flexible Pay Package by both new and existing clients. Client utilization of the Taxpay product is expected to mature within the next several years within a range of 82% to 87%. Client utilization of the Flexible Pay Package product is expected to provide growth opportunities for fiscal 2000 and beyond.

ENS investment revenue increased in the third quarter due to the growth in Taxpay and Flexible Pay Package utilization and higher comparative short-term rates of return. These increases were offset by realized losses of $.8 million recognized on the sale of securities compared with realized gains of $1.1 million which were recognized during the same period last year.

The percentage increase in ENS investment revenue for the first nine months of fiscal 2000 was lower than the percentage growth experienced in the third quarter. This was primarily due to lower comparable rates of return during the first six months of the fiscal year. Realized losses for the nine-month period were $1.6 million compared with realized gains of $2.3 million in the prior year period.

Operating income: Operating income increased as a result of the increases in revenue and continued leveraging of the segment's operating expense base as evidenced by the improvement in operating margins.

During the second quarter of fiscal 2000, the Company began the process of expanding its Major Market Services payroll product offering to include thirty-four cities that are currently serviced by its core Payroll product. The Company will continue to evaluate additional expansion efforts for this product in the future. Effective September 1, 1999, the Company increased its sales force compensation package in an effort to increase the retention and quality of its payroll sales representatives. The estimated impact of this increase resulted in additional pre-tax expense of approximately $1.5 million for the third quarter and $3.0 million year-to-date.

                              HRS-PEO segment
(In thousands)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 20,362      43.7%      $14,166
HRS-PEO operating income                      $  7,244     123.9%      $ 3,236
HRS-PEO operating margin                         35.6%      12.8         22.8%
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 53,294      42.6%      $37,386
HRS-PEO operating income                      $ 18,301     117.3%      $ 8,422
HRS-PEO operating margin                         34.3%      11.8         22.5%
==============================================================================

Client Statistics at                       February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
401(k) recordkeeping clients                      13.4      47.3%          9.1
401(k) client funds managed
  externally (in millions)                    $1,178.5      93.0%      $ 610.7
Section 125 clients                               23.1      19.7%         19.3
Workers' compensation
  insurance clients                                8.8     450.0%          1.6
PEO worksite employees                            20.1      18.9%         16.9
==============================================================================

Revenues: The increases in service revenue are primarily related to increasing 401(k) recordkeeping, Section 125 and Workers' compensation insurance clients and PEO worksite employees. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. During the first quarter of fiscal 1999, the Company began a national rollout of its Workers' compensation insurance product, which provides insurance for qualified clients through a leading insurance provider and a method to stabilize their cash flows throughout the year.

Operating income: The increases in operating income are primarily related to the service revenue gains, and the leveraging of operating expenses.

In the third quarter of fiscal 2000 the Company entered into a new contract for Worker's compensation insurance coverage for the PEO worksite employees. Annual pre-tax costs under the new contract are expected to be approximately $1.8 million higher than under the previous contract.

Full-year fiscal 2000's HRS-PEO service revenue and operating income are expected to continue to grow at a rate that is higher than the Payroll segment's. Quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one quarter's results may not be indicative of expected full-year results.

                             Corporate expenses

(In thousands)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Corporate expenses                             $16,611       5.6%      $15,736
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Corporate expenses                             $50,403      12.4%      $44,846
==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The increases in expenses are due to additional employees and other expenditures required to support the continued growth of the Company's business segments. These increases are reduced by the costs capitalized for the development of internal-use software, in accordance with the adoption of Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective June 1, 1999. Additional discussion related to SOP 98-1 is included in the Liquidity and Capital Resources section of this document under the caption "Purchases of property and equipment, net of disposal proceeds." During the third quarter, Corporate expenses increased at a rate lower than in 1999 as a result of reduced spending on national marketing efforts. The Company expects the lower spending on national marketing efforts to continue in the fourth quarter.

                             Investment income

(In thousands)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Investment income                              $ 4,012      30.6%       $3,073
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Investment income                              $11,554      27.8%       $9,040
==============================================================================

Investment income represents earnings from the Company's cash and cash equivalents and investments in available-for-sale securities. Investment income does not include earnings from the ENS investments which are recorded as ENS investment revenue within the Payroll segment. The increases in Investment income are primarily due to the increases in average daily invested balances generated from increases in overall cash flows offset by realized losses during fiscal 2000. Realized losses were $.4 million and $.7 million for the third quarter and nine-month period, respectively, compared with realized gains in the third quarter and nine-months of fiscal 1999 of $.1 million and $.5 million, respectively. For the three-month period, Investment income also benefited from higher comparable rates of return. Average rates of return earned for the nine-month period were slightly lower than in the prior year period.
Additional discussion on interest rates and related risk is included in the Liquidity and Capital Resources section of this review under the caption "Investments and ENS investments". Investment income for full-year fiscal
2000, subject to changes in market rates of interest, is expected to grow at a rate lower than the Company's net income growth.


                               Income taxes

(In thousands)
For the three months ended                 February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Income taxes                                   $22,294      45.1%      $15,366
Effective income tax rate                        31.0%       1.2         29.8%
==============================================================================

For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Income taxes                                   $62,201      44.8%      $42,963
Effective income tax rate                        31.0%       1.2         29.8%
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


                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Operating cash flows                          $192,885      49.9%     $128,682
==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of higher net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At February 29, 2000, the Company had $439 million in available cash and investments. The Company also has $140 million of available, uncommitted, unsecured lines of credit and $350 million available under a uncommitted, secured line of credit which was entered into during the third quarter of Fiscal 2000.

                            Investing activities

(In thousands)
For the nine months ended                   February 29,            February 28,
                                                   2000     Change         1999
-------------------------------------------------------------------------------
Net Investments and ENS activities           $ (99,542)      91.7%    $(51,936)
Purchases of P&E, net of disposal proceeds     (24,422)      32.1%     (18,482)
Purchases of other assets                       (6,416)      87.7%      (3,418)
                                              --------------------------------
Net cash used in investing activities        $(130,380)      76.6%    $(73,836)
==============================================================================

Investments and ENS investments: Investments are primarily available-for-sale debt securities. ENS investments are primarily short-term funds and available-for-sale debt securities. The portfolio of Investments and ENS investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

Investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing the Flexible Pay Package. These increases in Investments and ENS investments have been offset by unrealized losses during fiscal 2000. At February 29, 2000 the available-for-sale debt securities in the Investments portfolio and ENS investments portfolio had market values exceeding the cost basis by $3.8 million and $7.1 million, respectively.

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

During the second quarter of fiscal 1999, the federal funds rate was reduced by 75 basis points to 4.75%. During the first quarter of fiscal 2000, the federal funds rate was increased by 50 basis points to 5.25%. During the second quarter of fiscal 2000, the rate was increased by 25 basis points to 5.50%, and during the third quarter of fiscal 2000, the rate was increased by 25 basis points to 5.75%. The earnings impact of these rate changes is not precisely quantifiable because many factors influence the return on the Company's portfolio. These factors include, among others, daily interest rate changes, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt and taxable investment rates, which are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points.

At February 29, 2000, the Company had $1.18 billion of ENS investment funds invested in money market securities and other cash equivalents with an average maturity of less than 30 days, and $1.02 billion invested in available-for-sale securities with an average duration of 2.4 years. At February 29, 2000, the available-for-sale securities portfolio had a market value less than its cost basis by $10.9 million, compared with the portfolio at May 31, 1999, which had a market value greater than its cost basis by $4.5 million. The decrease in the portfolio's market value is due to the increase in relative interest rates experienced during the nine months ended February 29, 2000.

As of February 29, 2000 and May 31, 1999, the Company had $1.02 billion and $879.6 million invested in available-for-sale securities at fair value, with a weighted-average yield to maturity of 4.4% and 4.1%, respectively. Assuming a hypothetical increase in interest rates of 75 basis points given the February 29, 2000 and May 31, 1999 portfolio of securities, the resulting potential decrease in fair value would be approximately $18.3 million and $16.2 million, respectively. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations. The Company's interest rate risk exposure has not changed materially since May 31, 1999.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities, A-1 rated short-term securities and by limiting amounts that can be invested in any single instrument. At February 29, 2000, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

Purchases of property and equipment, net of disposal proceeds: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing and personal computer equipment, and for the expansion and upgrade of various operating facilities. During the first quarter ended August 31, 1999, the Company sold an office facility for approximately $1.2 million in cash proceeds. The Company purchased a branch office facility for $6.1 million during the quarter ended February 29, 2000. Purchases of property and equipment in fiscal 2000 are expected to approximate $35 million.

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

                            Financing activities

(In thousands, except per share amounts)
For the nine months ended                  February 29,            February 28,
                                                  2000     Change         1999
------------------------------------------------------------------------------
Dividends paid                                $(59,281)     50.9%     $(39,280)
Proceeds from exercise of stock options          8,923     160.3%        3,428
                                               -------------------------------
Net cash used in financing activities         $(50,358)     40.5%     $(35,852)
------------------------------------------------------------------------------
Cash dividends per common share               $    .24      50.0%      $   .16
==============================================================================

Dividends paid: On October 7, 1999, the Company's Board of Directors increased the quarterly dividend rate from $.06 per share to $.09 per share. During the quarter ended February 29, 2000 the Company's Board of Directors declared a dividend which was paid February 15, 2000, for shareholders of record as of February 1, 2000. The Company has increased its quarterly cash dividend rate per share by 50% in each of the last eight fiscal years. The Company has distributed three-for-two stock splits effected in the form of 50% stock dividends on outstanding shares each May in the past five fiscal years.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to higher comparable exercise prices per share, plus an increase in the number of shares exercised. The Company has recognized a tax benefit from the exercise of stock options of $14.2 million and $12.5 million for the nine months ended February 29, 2000 and February 28, 1999, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

                                    OTHER

Year 2000 disclosure: The Company completed its year 2000 compliance program as scheduled. The Company has not experienced any significant problems or business disruptions resulting from year 2000 issues with either its internal systems or its interfaces with external agencies and partners. The Company is not aware that any of its external agencies and partners which include hardware and software vendors, government agencies, financial institutions, service providers, or other third parties, have experienced any significant year 2000 related problems.

There could be an adverse effect on the Company for year 2000 failures that have not yet been discovered with either its internal systems or with third-party systems. However, since the Company has not experienced any significant year 2000 problems through this point in time, the Company believes this risk is minimal. Contingency plans remain in place to provide guidelines and instructions for reacting to any year 2000 issues that may be encountered.

The Company estimates that it spent approximately $5 million from 1997 through the beginning of calendar year 2000 for its year 2000 compliance efforts.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Investments and ENS investments" at subheading "Interest rate risk:" under
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, within this Form 10-Q.

ITEM 4.  OTHER INFORMATION

The text portion of the Company's press release dated March 16, 2000, regarding its financial results for the three months and nine months ended February 29, 2000, is attached. The related Consolidated Financial Statements are contained in PART I. FINANCIAL INFORMATION of this Form 10-Q.

FOR IMMEDIATE RELEASE

	John M. Morphy, Chief Financial Officer
	        Or
	Jan Shuler		716-383-3406
	Access Paychex, Inc. Third Quarter SEC Form 10-Q,
	         News Releases and related SEC filings at http://www.paychex.com/paychex/finance/finance.html

PAYCHEX, INC. REPORTS RECORD THIRD QUARTER RESULTS

ROCHESTER, NY, March 16, 2000 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $49.6 million or $.20 diluted earnings per share for the third quarter ended February 29, 2000, a 37% increase over net income of $36.2 million or $.15 diluted earnings per share for the same period last year. Total service revenues were $192.2 million, an increase of 21% over $158.4 million for the third quarter last year.

For the nine months ended February 29, 2000, net income increased 37% to $138.4 million or $.55 diluted earnings per share as compared to net income of $101.2 million or $.41 diluted earnings per share for the same period last year.
Total service revenues were $530.9 million, an increase of 20% over $440.7 million for the same period last year.

PAYROLL SEGMENT

For the third quarter ended February 29, 2000, operating income for the Payroll segment increased 27% to $77.3 million from $61.0 million for the same period last year. Payroll service revenue was $171.8 million, an increase of 19% over $144.3 million for the third quarter last year.

For the nine months ended February 29, 2000, operating income from Payroll services increased 29% to $221.2 million from $171.6 million for the same period last year. Payroll service revenue was $477.6 million, an increase of 18% over $403.3 million for the same period last year.

The increases in service revenue and operating income were primarily the result of continued growth in the Payroll client base, utilization of ancillary services and leveraging of operating expenses. Paychex currently services 345,900 Payroll clients, a 9.2% increase over last year. The Major Market Services client base increased by 39%. As of the end of the third quarter, 276,800 clients were using the Taxpay (registered trademark) product, the Company's tax filing and payment feature, and 157,100 clients were taking advantage of the Company's Flexible Pay Package, which includes Direct
Deposit, Readychex and Access Card products.

HRS-PEO SEGMENT

For the third quarter ended February 29, 2000, operating income for the HRS-PEO segment increased 124% from $3.2 million to $7.2 million. HRS-PEO service revenue was $20.4 million, an increase of 44% over $14.2 million for the third quarter last year.

For the nine months ended February 29, 2000, operating income for the HRS-PEO segment increased 117% from $8.4 million to $18.3 million. HRS-PEO service revenue was $53.3 million, an increase of 43% over $37.4 million for the same period last year.

The increases in service revenue and operating income are primarily related to increasing 401(k) recordkeeping, Section 125 and Workers' compensation insurance clients. As of February 29, 2000, 8,800 clients have taken advantage of the Workers' compensation insurance product, since its national rollout in the first quarter of fiscal 1999. As of February 29, 2000, the segment serviced 13,400 401(k) recordkeeping clients, and 23,100 Section 125 administration plans, representing 47% and 20% year-over-year increases in these client bases, respectively.

CORPORATE EXPENSES

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the third quarter ended February 29, 2000, Corporate expenses increased 6% from $15.7 million to $16.6 million. For the nine months ended February 29, 2000, Corporate expenses increased 12% from $44.8 million to $50.4 million. The increases are primarily due to additional employees and other expenditures to support the continued growth of the Company.

B. Thomas Golisano, Chairman, President and Chief Executive Officer of Paychex said, "We are pleased with our financial results for the first nine months of fiscal 2000. We continue to see opportunities in our payroll segment including our program to expand the Major Market Services payroll product and our efforts to increase utilization of ancillary services such as the Flexible Pay Package. The 401(k) and Workers' compensation products continue to drive strong increases in service revenues and operating income in our HRS-PEO segment. We look forward to pursuing these and other growth opportunities in the future."


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      Exhibit 27 - "Financial Data Schedule" is filed electronically.

      Exhibit 99 - "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b) Reports on Form 8-K:

      The Company filed a report on Form 8-K dated January 26, 2000 that included the Company's press release on January 26, 2000 announcing the election of Joseph M. Tucci to the Company's Board of Directors.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  March 16, 2000                   /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  March 16, 2000                   /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary