Form 10-K
period 2000-05-31
PAYCHEX INC
filed 2000-08-28
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 2000
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

AS OF JULY 31, 2000, SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT HAD AN AGGREGATE MARKET VALUE OF $14,515,479,000.

AS OF JULY 31, 2000, 372,214,246 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MAY 31, 2000 (THE "ANNUAL REPORT") IN RESPONSE TO
PART II, ITEMS 5 THROUGH 8, INCLUSIVE.

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED AUGUST 28,2000, IN RESPONSE TO PART III, ITEMS 10 THROUGH 12, INCLUSIVE.

                                    PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Paychex, Inc. (the "Company" or "Paychex"), is a national provider of payroll, human resource, and employee benefit outsourcing solutions for small- to medium-sized businesses. Paychex, a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. The Company has corporate headquarters in Rochester, New York and more than 100 offices nationwide. The Company's fiscal year is from June 1 through May 31.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two reportable business segments - Payroll and Human Resource Services - Professional Employer Organization (HRS-PEO). Financial information about the Company's business segments is contained in Note B - Segment Financial Information in the Notes to Consolidated Financial Statements contained in Exhibit 13, Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 2000 (the "Annual Report"), which are incorporated herein by reference.

NARRATIVE DESCRIPTION OF BUSINESS

PAYROLL SEGMENT

Paychex's Payroll segment is a national payroll processing and payroll tax preparation service provided to 351,900 small- to medium-sized business within the United States. This segment is engaged in the preparation of payroll checks, internal accounting records, annual W-2 forms, federal, state, and local tax returns, new hire reporting, and the collection and remittance of payroll obligations for its clients.

81% of the Company's payroll clients utilize its TAXPAY service, which provides automatic payment of payroll taxes and filing of quarterly and annual payroll tax returns. In connection with TAXPAY, the Company's Electronic Network Services (ENS) division collects payroll taxes from clients on payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the due date. These collections from clients are typically paid between one and thirty days after receipt, with some items extending to ninety days.

47% of the Company's payroll clients utilize its Employee Pay Services, which provides the employer the option of paying its employees by Direct Deposit, Access Card, a check drawn on a Paychex account (READYCHEX), or a check drawn on the Employer's account. For the first three methods, ENS collects net payroll from the client's account one day before payroll and provides payment to the employee on payday.

TAXPAY and Employee Pay Services are integrated with the Company's Payroll processing service. In addition to fees paid by clients for these services, the Company earns investment revenue on TAXPAY and Employee Pay Services funds that are collected before due dates and invested (ENS investments) until remittance to the appropriate entity. Investment revenue from these ENS investments is included in Payroll service revenue on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. Payroll processing is decentralized and performed in most Paychex branches while TAXPAY, Direct Deposit, READYCHEX and Access Card are processed at a facility in Rochester, New York.

Clients can communicate their payroll information to Paychex through telephone or fax, using the Paychex PAYLINK and PREVIEW software to transfer data from their personal computer, or via the Internet. Paychex employs payroll specialists who communicate primarily by telephone with their assigned clients each payroll period to record the hours worked by each employee and any personnel or compensation changes. These specialists are trained by Paychex in all facets of payroll preparation and applicable tax regulations. The Paychex payroll system is an on-line, direct entry computer system which enables the payroll specialist, upon receiving the information from the client over the telephone, to enter it simultaneously.

The average Paychex core payroll client employs fourteen people. The Major Market Services (MMS) payroll product targets companies that have between fifty and two-hundred employees. In fiscal 2000, the Company expanded its MMS payroll product offering to include forty-four of the more than one hundred sales territories currently serviced by the core payroll product. MMS clients communicate their payroll information primarily using the PREVIEW software.

Paychex also offers services to its clients and their accountants via the Paychex Online Internet Site. Clients can communicate payroll information via Internet Timesheet, transfer payroll numbers computed by Paychex to the client's general ledger software using LEDGER REPORTING ONLINE, and access current and historical payroll information using Reports Online.

Payroll Service Marketing and Sales
There are about 5.8 million full-time employers in the markets this segment serves. Of those employers, 98% have less than 100 employees and are the Company's primary customers and target market. The Payroll segment markets its services principally through its sales force located at its 81 branch operation and processing centers and 29 sales offices in major metropolitan areas. The MMS product is sold through a separate sales force which is integrated into the branch locations. In addition to its direct selling and marketing efforts, the Company utilizes relationships with many banks and Certified Pulic Accountants for client referrals.

Payroll Competition
The Payroll segment's primary competition includes (i) manual payroll systems sold by numerous vendors, (ii) traditional in-house computerized payroll departments, and (iii) other computerized payroll service providers and Certified Public Accountants. Management believes that the primary elements of competition are price and service, and believes it has one major national competitor that provides computerized payroll accounting services nationwide.


HRS-PEO SEGMENT

The HRS-PEO segment provides human resource products and services through its HRS division, either on an a-la-carte basis or bundled through the Paychex Adminstrative Services product. These products and services can also be provided through a co-employer relationship with Paychex Business Solutions, Inc. (PBS), a subsidiary of Paychex, which operates as a Professional Employer Organization (PEO).


Human Resource Services
Among the HRS products is a 401(k) plan recordkeeping service, used by 14,700 clients at May 31, 2000. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services. During fiscal 2000, the Company began offering Savings Incentive Match Plan for Employees (SIMPLE) Individual Retirement Account Plan services to its clients.

In fiscal 1999, Paychex rolled out its Workers' Compensation Insurance product nationwide. Paychex acts, via its licensed agency, as a general agent providing workers' compensation insurance through a variety of carriers who are underwriters. The PAY-AS-YOU-GO program uses rate and job classification information to enable clients to pay workers' compensation premiums in regular monthly amounts rather than with large upfront payments otherwise required.
The result stablilizes their cash flow and minimizes year-end adjustments.

The HRS division also offers products under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, which results in a reduction in payroll taxes to employers and employees. The Flexible Spending Account Plan allows a client's employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required administration, compliance and coverage tests are provided with these services.

The HRS Paychex Administrative Services Product, which was made available nationwide in May 2000, offers businesses a bundled package that includes payroll, human resource administration, fringe benefit administration, and risk management. Group health benefits are also offered in selected geographical areas, as are state unemployment insurance services, which provide clients with a prompt reply for all claims, appeals, determinations, change statements and requests for separation documents. Other HRS products include employee handbooks, management manuals and personnel forms. These have been designed to simplify clients' office processes and enhance their employee benefits programs.

Professional Employer Organization Services PBS is a leading professional employer organization, which provides small- and medium-sized businesses with an outsourcing solution to the complexities and costs related to employment and human resources. PBS provides professional employer services through five core activities: (i) human resource administration, (ii) employer regulatory compliance management, (iii) workers' compensation cost containment and safety management, (iv) employee benefits and related administration and (v) payroll processing and tax compliance. By engaging PBS to provide these services, clients are freed to concentrate their resources on their core businesses. As of May 31, 2000, PBS provided professional employer services to 20,200 employees, primarily in Florida, Georgia and Southern California.

HRS-PEO Sales Process
HRS-PEO products and services are sold through a sales organization separate from that which sells Payroll services, with expertise in fields related to one or more of the segment's core services. The sales efforts of the HRS division are primarily focused on selling its products and services to existing Payroll segment clients since the processed payroll information provides the data integration necessary to provide the service. PBS generates sales leads from two primary sources: direct sales efforts and referrals, including referrals of existing Payroll segment clients.

HRS-PEO Competition
HRS-PEO segment competitors include (i) traditional in-house human resource departments, (ii) other PEOs, and (iii) providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers.

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


SOFTWARE MAINTENANCE AND PRODUCT DEVELOPMENT

The ever-changing mandates of federal, state and local taxing authorities compel the Company to continuously update its proprietary software utilized by its Payroll and HRS-PEO business segments. The Company is also engaged in developing ongoing enhancements and maintenance to this software to meet the changing requirements of its clients and the marketplace. The Company is continually in the processes of developing proprietary software for new product offerings. However, the Company is not engaged, to any significant extent, in basic or technological software research and development.


EMPLOYEES

As of May 31, 2000, the Company and its subsidiaries employed approximately 6,200 persons, of which 5,900 are full-time and 300 are part-time.


TRADEMARKS

As of May 31, 2000, the Company and its subsidiaries have a number of trademarks and service marks filed for registration or registered with the U.S. Patent and Trademark Office, including the names PAYCHEX, TAXPAY, PAYLINK, PREVIEW, BANKCHEX, READYCHEX, PAY-AS-YOU-GO, RAPID PAYROLL, and LEDGER REPORTING ONLINE. The Company believes these trademarks and service marks are of material importance to its business.


SEASONALITY

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.


ITEM 2.  PROPERTIES

The Company's headquarters for its Payroll segment and Corporate functions are housed in a 140,000 square foot building complex owned by the Company in Rochester, New York. In addition, approximately 139,000 square feet is leased in several office complexes within the Rochester area. These leased facilities house various Corporate functions, other Payroll operations, and a telemarketing unit.

The Payroll segment leases approximately 1,200,000 square feet of space for its regional, branch, data processing centers and sales offices at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York and Philadelphia, Pennsylvania, which together account for approximately 56,300 square feet.

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

The Company believes that adequate, suitable lease space will continue to be available for its needs. The Company is in the process of evaluating the construction of an additional facility at Corporate headquarters. The proposed building would primarily be occupied by employees who are currently occupying leased facilities and would be completed in the summer of 2002.


ITEM 3.  LEGAL PROCEEDINGS

In the normal course of business and operations, the Company is subject to various claims and litigation. Management believes the resolution of these matters will not have a material effect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2000.

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

On July 31, 2000, there were 11,633 holders of record of the Company's common stock which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 5,868 participants in the Paychex, Inc. Employee Stock Purchase Plan.


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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion" under subheading "Market Risk Factors:
Interest Rate Risk" and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required are identified in Item 14(a), and are set forth in the Company's Annual Report and incorporated herein by reference. Supplementary data required is set forth in the Company's Annual Report under the headings "Quarterly Financial Data (Unaudited)" and "Quarterly Segment Financial Data (Unaudited) and is incorporated herein by reference. Also, see Financial Statement Schedule II - Valuation and Qualifying Accounts at Item 14(d).


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

          The following consolidated financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

          Report of Ernst & Young LLP Independent Auditors

          Consolidated Statements of Income - For the Years ended May 31, 2000, 1999, and 1998

          Consolidated Balance Sheets - May 31, 2000 and 1999

          Consolidated Statements of Stockholders' Equity - For the Years ended May 31, 2000, 1999, and 1998

          Consolidated Statements of Cash Flows - For the Years ended May 31, 2000, 1999, and 1998

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

     3.   Exhibits

     (3) (a) Articles of Incorporation, as amended, incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibits 3.1 through 3.5, Form 8-K filed with the Commission on October 22, 1986, Form 10-Q filed with the Commission on January 12, 1989, Form 10-Q filed with the Commission on January 13, 1993, Form 10-Q filed with the Commission on January 10, 1996, Form 10-Q filed with the Commission on October 14, 1997, and Form 10-Q filed with the Commission on December 16, 1999.

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

     (10)(h) Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2001 is filed herewith.

     (13)     Portions of the Annual Report to Stockholders for the Fiscal
              Year ended May 31, 2000. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)     Subsidiaries of the Registrant.

     (23)     Consent of Independent Auditors.

     (24)     Power of Attorney.

     (27)     Financial Data Schedule (filed electronically).

     (99) "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     (1) The Company filed a Form 8-K on April 14, 2000 that included the press release dated April 13, 2000 announcing the 3-for-2 stock split payable on May 22, 2000 to shareholders of record on May 12, 2000.

     (2) The Company filed a Form 8-K on June 26, 2000, that included the Company's May 31, 2000 year-end earnings press release, and a preliminary Management's Discussion and Analysis of the Financial Condition and Results of Operations for the years ended May 31, 2000, 1999, and 1998.

     (3) The Company filed a Form 8-K on June 27, 2000 that included quarterly data for fiscal 2000 and 1999 restated for the 3-for-2 stock split distributed on May 22, 2000, and quarterly segment financial data for fiscal 2000 and 1999 restated for an operating facilities cost reallocation from the Payroll Segment to the HRS-PEO Segment.

(d)  Schedule II - Valuation and Qualifying Accounts

                                Paychex, Inc.
                  Consolidated Financial Statement Schedule
                         For the year ended May 31,
                               (In thousands)

                                        Additions
                          Balance at   Charged to                Balance at
                           Beginning    Costs and                       End
Description                  of Year     Expenses   Deductions      of Year
-----------------------   ----------   ----------   ----------   ----------
2000
Allowance for bad debts       $2,395       $1,872       $1,014*      $3,253

1999
Allowance for bad debts       $1,750       $1,886       $1,241*      $2,395

1998
Allowance for bad debts       $1,308       $1,648       $1,206*      $1,750


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

Dated:  August 28, 2000    By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 28, 2000  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              and Chief Executive Officer and Director

Dated:  August 28, 2000  By:  /s/ Steven D. Brooks*
                              -------------------------------
                              Steven D. Brooks, Director

Dated:  August 28, 2000  By:  /s/ G. Thomas Clark*
                              -------------------------------
                              G. Thomas Clark, Director

Dated:  August 28, 2000  By:  /s/ David J.S. Flaschen*
                              -------------------------------
                              David J.S. Flaschen, Director

Dated:  August 28, 2000  By:  /s/ Phillip Horsley*
                              -------------------------------
                              Phillip Horsley, Director

Dated:  August 28, 2000  By:  /s/ Grant M. Inman*
                              -------------------------------
                              Grant M. Inman, Director

Dated:  August 28, 2000  By:  /s/ Harry P. Messina, Jr.*
                              -------------------------------
                              Harry P. Messina, Jr., Director

Dated:  August 28, 2000  By:  /s/ J. Robert Sebo*
                              -------------------------------
                              J. Robert Sebo, Director

Dated:  August 28, 2000  By:  /s/ Joseph M. Tucci*
                              -------------------------------
                              Joseph M. Tucci, Director

Dated:  August 28, 2000  By:  /s/ John M. Morphy
                              -------------------------------
                              John M. Morphy, Vice President, Chief Financial Officer and Secretary
                              (Principal Accounting Officer)

                        *By:  /s/ B. Thomas Golisano
                              -------------------------------
                              B. Thomas Golisano, as Attorney-in-Fact