Form 10-Q
period 2000-08-31
PAYCHEX INC
filed 2000-09-20
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                         372,255,164 Shares
----------------------------                 ---------------------------------
          CLASS                                OUTSTANDING AT AUGUST 31, 2000






                        PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                                                    For the three months ended
                                                    August 31,       August 31,
                                                         2000             1999
                                                     --------         --------
Service revenues:
  Payroll                                            $164,521         $138,712
  ENS investment revenue                               17,413           12,207
                                                     --------         --------
  Total payroll service revenues                      181,934          150,919
  HRS-PEO                                              21,949           15,473
                                                     --------         --------
  Total service revenues                              203,883          166,392
Operating costs                                        45,927           39,366
Selling, general and administrative expenses           79,130           68,342
                                                      -------          -------
Operating income                                       78,826           58,684
Investment income                                       5,534            3,688
                                                      -------          -------
Income before income taxes                             84,360           62,372
Income taxes                                           25,730           19,335
                                                      -------          -------
Net income                                           $ 58,630         $ 43,037
                                                      =======          =======
Basic earnings per share                             $    .16         $    .12
                                                      =======          =======
Diluted earnings per share                           $    .16         $    .12
                                                      =======          =======
Weighted-average common shares outstanding            372,015          369,627
                                                      =======          =======
Weighted-average shares assuming dilution             377,165          373,493
                                                      =======          =======
Cash dividends per common share                      $    .06         $    .04
                                                      =======          =======
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                               PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                   August 31,           May 31,
                                                        2000              2000
                                                  (UNAUDITED)         (AUDITED)
                                                   ---------         ---------
ASSETS
Cash and cash equivalents                         $   48,003        $   47,136
Corporate investments                                461,919           412,357
Interest receivable                                   20,453            22,436
Accounts receivable                                   93,970            87,608
Deferred income taxes                                     -              9,539
Prepaid expenses and other current assets              6,700             6,531
                                                   ---------         ---------
Current assets before ENS investments                631,045           585,607
ENS investments                                    1,785,287         1,776,968
                                                   ---------         ---------
Total current assets                               2,416,332         2,362,575
Property and equipment - net                          75,576            75,375
Goodwill and intangible assets - net                   6,731             5,584
Deferred income taxes                                  2,770             2,494
Other assets                                           9,493             9,549
                                                   ---------         ---------
Total assets                                      $2,510,902        $2,455,577
                                                   =========         =========
LIABILITIES
Accounts payable                                  $   14,020        $   17,086
Accrued compensation and related items                40,720            52,631
Deferred revenue                                       3,514             4,719
Accrued income taxes                                  18,461             2,969
Deferred income taxes                                    150                 -
Other current liabilities                             24,865            24,400
                                                   ---------         ---------
Current liabilities before ENS client deposits       101,730           101,805
ENS client deposits                                1,783,446         1,785,140
                                                   ---------         ---------
Total current liabilities                          1,885,176         1,886,945
Long-term liabilities                                  5,615             5,200
                                                   ---------         ---------
Total liabilities                                  1,890,791         1,892,145
                                                   ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  600,000 authorized shares
  Issued: 372,255/August 31, 2000 and
    371,769/May 31, 2000                               3,723             3,718
Additional paid-in capital                           107,941            98,904
Retained earnings                                    505,681           469,385
Accumulated other comprehensive income/(loss)          2,766            (8,575)
                                                   ---------         ---------
Total stockholders' equity                           620,111           563,432
                                                   ---------         ---------
Total liabilities and stockholders' equity        $2,510,902        $2,455,577
                                                   =========         =========
------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                               PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                    For the three months ended
                                                    August 31,       August 31,
                                                         2000             1999
                                                     --------         --------
OPERATING ACTIVITIES
Net income                                           $ 58,630         $ 43,037
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets              6,272            5,669
    Amortization of premiums and
      discounts on available-for-sale securities        3,037            3,091
    Provision for deferred income taxes                 3,015            1,391
    Provision for bad debts                               488              344
    Net realized (gains)/losses on sales
      of available-for-sale securities                    177              343
  Changes in operating assets and liabilities:
    Interest receivable                                 1,983            4,031
    Accounts receivable                                (6,850)         (12,123)
    Prepaid expenses and other current assets            (169)             495
    Accounts payable and other current liabilities      6,697           12,471
    Net change in other assets and liabilities            310            1,849
                                                      -------          -------
Net cash provided by operating activities              73,590           60,598
                                                      -------          -------
INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (196,941)        (171,248)
  Proceeds from sales of
    available-for-sale securities                      87,982          164,558
  Proceeds from maturities of
    available-for-sale securities                       8,420            7,540
  Net change in ENS money market securities
    and other cash equivalents                         57,348          (84,002)
  Net change in ENS client deposits                    (1,694)          57,847
  Purchases of property and equipment                  (6,066)          (6,156)
  Proceeds from sale of property and equipment              3            1,201
  Purchases of other assets                            (2,994)            (425)
                                                      -------          -------
Net cash used in investing activities                 (53,942)         (30,685)
                                                      -------          -------
FINANCING ACTIVITIES
  Dividends paid                                      (22,334)         (14,784)
  Proceeds from exercise of stock options               3,553            1,417
                                                      -------          -------
Net cash used in financing activities                 (18,781)         (13,367)
                                                      -------          -------
Increase in Cash and cash equivalents                     867           16,546
Cash and cash equivalents, beginning of period         47,136           52,692
                                                      -------          -------
Cash and cash equivalents, end of period             $ 48,003         $ 69,238
                                                      =======          =======
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              AUGUST 31, 2000

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 2000, are not necessarily indicative of the results that may be expected for the full year ended May 31, 2001.

Service revenues are recognized in the period services are rendered. Total payroll service revenues include service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay (Registered Trademark), Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex (Service Mark) and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. Investment revenue from these ENS investments is included in Total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

PEO revenues are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums and claims of worksite employees.
Direct costs billed and incurred for the three months ended August 31, 2000 and 1999 were $193,812 and $160,987, respectively.

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Certain amounts from the prior year are reclassified to conform to current year presentations.


B)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping, workers' compensation, section 125 plan administration, group benefits, state unemployment insurance, employee handbooks and management services, and Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior
Management functions of the Company.

                                                    For the three months ended
(In thousands)                                      August 31,       August 31,
                                                         2000             1999
                                                      -------          -------
Service revenues:
  Payroll                                            $164,521         $138,712
  ENS investment revenue                               17,413           12,207
                                                      -------          -------
  Total payroll service revenues                      181,934          150,919
  HRS-PEO                                              21,949           15,473
                                                      -------          -------
  Total service revenues                             $203,883         $166,392
                                                      =======          =======
Operating income:
  Payroll                                            $ 87,534         $ 72,184
  HRS-PEO                                               8,394            4,504
                                                      -------          -------
  Segment operating income                             95,928           76,688
  Corporate expenses                                   17,102           18,004
                                                      -------          -------
  Total operating income                               78,826           58,684

Investment income                                       5,534            3,688
                                                      -------          -------
Income before income taxes                           $ 84,360         $ 62,372
                                                      =======          =======


C) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three months ended August 31, 1999, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 12, 2000, and distributed on May 22, 2000.

                                                    For the three months ended
                                                    August 31,       August 31,
(In thousands, except per share amounts)                 2000             1999
                                                      -------          -------
Basic earnings per share:
  Net income                                         $ 58,630         $ 43,037
                                                      -------          -------
  Weighted-average common shares outstanding          372,015          369,627
                                                      -------          -------
  Basic earnings per share                           $    .16         $    .12
                                                      =======          =======
Diluted earnings per share:
  Net income                                         $ 58,630         $ 43,037
                                                      -------          -------
  Weighted-average common shares outstanding          372,015          369,627
  Net effect of dilutive stock options at
    average market price                                5,150            3,866
                                                      -------          -------
  Weighted-average shares assuming dilution           377,165          373,493
                                                      -------          -------
  Diluted earnings per share                         $    .16         $    .12
                                                      =======          =======

For the three months ended August 31, 2000 and August 31, 1999, weighted-average options to purchase shares of common stock in the amount of 403,000 and 1,716,000, respectively, were not included in the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period and, therefore, the effect would have been anti-dilutive.

For the three months ended August 31, 2000, stock options were exercised for 486,000 shares of the Company's common stock.

D)  Corporate investments and ENS investments:

                                             August 31,                 May 31,
(In thousands)                                    2000                    2000
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $1,145,316  $1,145,316  $1,202,664  $1,202,664
  Available-for-sale
    securities:
      General obligation
        municipal bonds            459,039     460,693     405,214     399,190
      Pre-refunded municipal
        bonds                      298,483     300,249     301,271     298,706
      Revenue municipal bonds      337,446     338,322     291,157     286,294
      Other securities                  20          82          20          92
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                   1,094,988   1,099,346     997,662     984,282
  Other                              1,802       2,544       1,802       2,379
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,242,106  $2,247,206  $2,202,128  $2,189,325
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance Sheets:
    Corporate investments       $  458,661  $  461,919  $  416,988  $  412,357
    ENS investments              1,783,445   1,785,287   1,785,140   1,776,968
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,242,106  $2,247,206  $2,202,128  $2,189,325
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk from rate volatility causing fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At August 31, 2000, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk.

E)  Property and equipment - net:

                                                    August 31,          May 31,
(In thousands)                                           2000             2000
                                                   (UNAUDITED)        (AUDITED)
                                                    ---------          -------
Land and improvements                                $  2,919         $  2,919
Buildings and improvements                             30,204           30,195
Data processing equipment and software                 88,902           84,490
Furniture, fixtures and equipment                      66,237           64,729
Leasehold improvements                                 10,487           10,536
                                                      -------          -------
                                                      198,749          192,869
Less accumulated depreciation and amortization        123,173          117,494
                                                      -------          -------
Property and equipment - net                         $ 75,576         $ 75,375
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


                                                    For the three months ended
(In thousands)                                      August 31,       August 31,
                                                         2000             1999
                                                      -------          -------
Net income                                           $ 58,630         $ 43,037
Unrealized gains/(losses) on securities, net of
  reclassification adjustments                         11,341           (5,237)
                                                      -------          -------
Total comprehensive income                           $ 69,971         $ 37,800
                                                      =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months ended August 31, 2000 (fiscal 2001) and 1999 (fiscal 2000), and its financial condition at August 31, 2000 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying August 31, 2000 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement included in the "Other" section of this review under the sub-heading "Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995."

                            RESULTS OF OPERATIONS

(In thousands, except per share amounts)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Service revenues                              $203,883      22.5%     $166,392
Operating income                              $ 78,826      34.3%     $ 58,684
Operating margin                                 38.7%                   35.3%
Income before income taxes                    $ 84,360      35.3%     $ 62,372
Net income                                    $ 58,630      36.2%     $ 43,037
% of service revenues                            28.8%                   25.9%
Basic earnings per share                      $    .16      33.3%     $    .12
Diluted earnings per share                    $    .16      33.3%     $    .12
==============================================================================

The Company's ability to continually grow its client base, increase client utilization of ancillary services, develop new services, implement price increases and decrease operating expenses as a percent of service revenues has resulted in record first quarter service revenues and net income for the three months ended August 31, 2000.

                                Payroll segment

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Payroll service revenue                       $164,521      18.6%     $138,712
ENS investment revenue                          17,413      42.6%       12,207
                                              --------------------------------
Total payroll service revenues                $181,934      20.6%     $150,919
Payroll operating income                      $ 87,534      21.3%     $ 72,184
Payroll operating margin                         48.1%                   47.8%
==============================================================================

Revenues: Total payroll service revenues include service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services include the Direct Deposit, Readychex and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. Investment revenue from these ENS investments is included in Total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

The increase in Payroll service revenue is primarily related to the addition of new clients, price increases and increased utilization of ancillary services by both new and existing clients. As of August 31, 2000, 82% of Paychex clients utilized Taxpay, the Company's tax filing and payment feature. Client utilization of the Taxpay product is expected to mature within the next several years within a range of 82% to 87%.

The Company's Employee Pay Services, which includes Direct Deposit, Readychex and Access Card products was utilized by 48% of its clients. During the first quarter of fiscal 2001, the Company continued expansion efforts of its Major Market Services (MMS) payroll product offering. First quarter MMS revenue was $9.6 million compared to $6.3 million a year ago. Employee Pay Services and MMS are expected to provide growth opportunities for the remainder of fiscal 2001 and beyond. The Company is also in the process of introducing new payroll product enhancements including employee garnishments and after-the-fact payroll.

ENS investment revenue increased in the first quarter due to the growth in Taxpay and Employee Pay Services utilization and higher comparative rates of return. Realized gains and losses on the sale of available-for-sale securities were not significant in the first quarter of both fiscal 2001 and fiscal 2000.

Full year fiscal 2001's percentage growth in Total payroll service revenues is expected to be toward the upper end of a range of 18% to 20%.

Operating income: Operating income in the first quarter of fiscal 2001 increased as a result of the increases in revenue and continued leveraging of the segment's operating expense base as evidenced by the improvement in operating margins. The first quarter fiscal 2001 Payroll operating margin demonstrated strong growth.

Effective September 1, 1999, the Company increased its sales force compensation package by approximately $6.0 million on an annualized basis to increase the retention and quality of its payroll sales representatives. This compensation increase resulted in an additional expense of approximately $1.5 million in the first quarter of fiscal 2001.

For the last nine months of fiscal 2001, the Company expects to produce Payroll segment operating margins close to what was experienced in the first quarter.

                              HRS-PEO segment

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 21,949      41.9%      $15,473
HRS-PEO operating income                      $  8,394      86.4%      $ 4,504
HRS-PEO operating margin                         38.2%                   29.1%
==============================================================================

Revenues: The increase in service revenue is primarily related to increasing 401(k) recordkeeping, workers' compensation insurance and Section 125 clients, and PEO worksite employees. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. During the first quarter of fiscal 2001, 401(k) recordkeeping revenues grew to $9.5 million from $6.5 million a year ago.

The Company continued its expansion of its workers' compensation insurance product, which provides insurance for qualified clients through leading insurance providers and a method to stabilize their cash flows throughout the year. The Company expects full year fiscal 2001 revenues for this product to exceed $5 million. The Company also continued expansion efforts related to its Paychex Administrative Services (PAS) product, a combined payroll and human resource outsourcing solution designed to make it easier for small businesses to manage their payroll and benefit costs.

Operating income: The increase in operating income is primarily related to the service revenue gains, and the leveraging of operating expenses.

We expect full year fiscal 2001's HRS-PEO service revenue to be just slightly under $100 million. Segment operating income is expected to continue to grow at a rate lower than in fiscal 2000, but at a rate that is much higher than the Payroll segment's growth rate. Quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one quarter's results may not be indicative of expected full-year results.

                             Corporate expenses

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Corporate expenses                              17,102      -5.0%      $18,004
==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. The decrease in expenses is due to lower spending on national marketing efforts in the first quarter of fiscal 2001, and higher than normal spending and expenditures in the first quarter of fiscal 2000.

Corporate expense quarter-over-quarter percentage comparisons may fluctuate throughout the year due to timing and other factors. Corporate expenses for the full year fiscal 2001 are expected to grow modestly, as the Company expects that the last nine months of fiscal 2001 will be slightly higher when compared to the same period in fiscal 2000.

                             Investment income

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Investment income                               $5,534      50.1%       $3,688
==============================================================================

Investment income represents earnings from the Company's Cash and cash equivalents and Corporate investments in available-for-sale securities. Investment income does not include earnings from the ENS investments which are recorded as ENS investment revenue within the Payroll segment. The increase in Investment income is primarily due to the increase in average daily invested balances and higher comparable rates of return. Realized gains and losses on available-for-sale securities were not significant in the first quarter of both fiscal 2001 and fiscal 2000. Investment income for the full year fiscal 2001 is expected to grow at a rate higher than in fiscal 2000.

                                Income taxes

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Income taxes                                   $25,730      33.1%      $19,335
Effective income tax rate                        30.5%                   31.0%
==============================================================================

The decrease in the effective income tax rate is due to the growth in tax-exempt income exceeding the growth in taxable income. Tax-exempt income is derived primarily from income earned on municipal debt securities. Full-year fiscal 2001's effective income tax rate is expected to approximate 30.5%.


                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Operating cash flows                           $73,590      21.4%      $60,598
==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of higher net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At August 31, 2000, the
Company had $510 million in available cash and Corporate investments.   The
Company also has $140 million of available, uncommitted, unsecured lines of credit and $350 million available under an uncommitted, secured line of credit.

                            Investing activities

(In thousands)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Net Investments and ENS activities            $(44,885)     77.4%     $(25,305)
Purchases of P&E                                (6,066)     -1.5%       (6,156)
Proceeds on the sale of P&E                          3     -99.8%        1,201
Purchases of other assets                       (2,994)    604.5%         (425)
                                               -------------------------------
Net cash used in investing activities         $(53,942)     75.8%     $(30,685)
==============================================================================

Corporate investments and ENS investments: Investments are primarily comprised of available-for-sale debt securities, and ENS investments are primarily comprised of short-term funds and available-for-sale debt securities. The portfolio of Corporate investments and ENS investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

Corporate investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. At August 31, 2000, the available-for-sale debt securities in the Corporate investments portfolio and ENS investments portfolio had market values exceeding the cost basis by $2.6 million and $1.8 million, respectively. Additional discussion of interest rates and related risks is included in the "Market Risk Factors" section of this review.

Purchases of property and equipment: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2001 are expected to range from $30 to 35 million. The Company expects to proceed with the construction of an additional facility at Corporate headquarters at an estimated cost ranging from $20 to $30 million. The building will be primarily occupied by employees who are currently occupying leased facilities and is scheduled for completion in the summer of 2002.


                            Financing activities

(In thousands, except per share amounts)
For the three months ended August 31,             2000     Change         1999
------------------------------------------------------------------------------
Dividends paid                                $(22,334)     51.1%     $(14,784)
Proceeds from exercise of stock options          3,553     150.7%        1,417
                                               -------------------------------
Net cash used in financing activities         $(18,781)     40.5%     $(13,367)
------------------------------------------------------------------------------
Cash dividends per common share               $    .06      50.0%     $    .04
==============================================================================

Dividends paid: During the quarter ended August 31, 2000, the Company's Board of Directors declared a dividend which was paid August 15, 2000, for share-holders of record as of August 1, 2000. The Company has increased its quarterly cash dividend rate per share by 50% in each of the last eight fiscal years. The Company has distributed three-for-two stock splits effected in the form of 50% stock dividends on outstanding shares each May in the past six fiscal years.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to higher comparable exercise prices per share, plus an increase in the number of shares exercised. The Company has recognized a tax benefit from the exercise of stock options of $5.5 million and $2.2 million for the three months ended August 31, 2000 and 1999, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

                              MARKET RISK FACTORS

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

During the first quarter of fiscal 2001, the federal funds rate has remained unchanged at 6.50%. During fiscal 2000, the federal funds rate was increased 175 basis points from 4.75% to 6.5%, the timing of which is shown in the following table:

-------------------------------------------------------------------------------
                                                                          2000
                                                                       --------
Federal funds rate - beginning of fiscal year                            4.75%
Rate increase:
  First quarter                                                           .50
  Second quarter                                                          .25
  Third quarter                                                           .25
  Fourth quarter                                                          .75
                                                                       -------
Federal funds rate - end of fiscal year                                  6.50%
===============================================================================

The earnings impact of these interest rate changes is not precisely quantifiable, because many factors influence the return on the Company's portfolio. These factors include, among others, daily interest rate changes, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt and taxable investment rates, which are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points.

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

At August 31, 2000, the available-for-sale securities portfolio had a market value greater than its cost basis by $4.4 million, compared with the portfolio at May 31, 2000, which had a market value less than its cost basis by $13.4 million. In fiscal 2000, the available-for-sale portfolio had a market value less than its cost basis as a result of the upward trend in interest rates throughout the year. In the first quarter of fiscal 2001, short-term rates have remained stable and certain intermediate-term rates have decreased when compared to rates as of May 31, 2000, driving the improvement in the market value of the available-for-sale portfolio.

As of August 31, 2000 and May 31, 2000, the Company had $1,099.3 million and $984.3 million invested in available-for-sale securities at fair value, both with a weighted-average yield to maturity of 4.5%. Assuming a hypothetical increase in interest rates of 25 basis points given the August 31, 2000 portfolio of securities, the resulting potential decrease in fair value would be approximately $6.8 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations. The Company's interest rate risk exposure has not changed materially since May 31, 2000.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2000, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

                                     OTHER

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc., (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect", "expects", "expected to","we look forward to", "we believe" and "could be." Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include general market conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology including the use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology and communication systems; and changes in short- and long-term interest rates and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios. The information provided in this document is based upon the facts and circumstances known at this time. The Company is under no obligation to update forward-looking statements in this document for new information subsequent to its issuance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Factors" at subheading "Interest rate risk:" under
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                         PART II.  OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

The text portion of the Company's press release dated September 20, 2000, regarding its financial results for the three months ended August 31, 2000, is attached. The related Consolidated Financial Statements are contained in Part
I.  FINANCIAL INFORMATION in this Form 10-Q.
--------------------------------------------------------------------------------
FOR IMMEDIATE RELEASE
	John M. Morphy, Chief Financial Officer
	        Or
	Jan Shuler		716-383-3406

     Access Paychex, Inc. News Releases, current financial information and related SEC filings at http://www.paychex.com/paychex/finance/finance.html

     Access the Webcast of the Paychex, Inc. First Quarter Earnings Release Conference Call scheduled for September 20, 2000 at 10:30 a.m. Eastern Standard Time, at http://www.paychex.com/paychex/finance/finance.html. The Webcast will remain on our Web site until our next quarterly earnings release in December 2000.

              PAYCHEX, INC. REPORTS RECORD FIRST QUARTER RESULTS

ROCHESTER, NY, September 20, 2000 -- Paychex, Inc. (NASDAQ: PAYX) today announced record net income of $58.6 million, or $.16 diluted earnings per share, for the quarter ended August 31, 2000, a 36% increase over net income of $43.0 million, or $.12 diluted earnings per share, for the same period last year. Total service revenues were $203.9 million, an increase of 23% over $166.4 million for the first quarter last year.

PAYROLL SEGMENT
For the quarter ended August 31, 2000, operating income for the Payroll segment increased 21% to $87.5 million from $72.2 million for the first quarter last year. Total payroll service revenues were $181.9 million, an increase of 21% over $150.9 million for the prior year period.

The increases in Total payroll service revenues and operating income were primarily the result of continued growth in the Payroll client base, increased utilization of ancillary services, higher rates of return on ENS investments (funds held for clients) and leveraging of operating expenses.

As of August 31, 2000, 82% of Paychex clients utilized Taxpay (Registered Trademark), the Company's tax filing and payment feature. The Company's Employee Pay Services, which includes Direct Deposit, Readychex, and Access Card Products was utilized by 48% of its clients. First quarter Major Market Services revenue was $9.6 million compared to $6.3 million a year ago.
The Company is also in the process of introducing new payroll product enhancements including employee garnishments and after-the-fact payroll.

HRS-PEO SEGMENT
For the quarter ended August 31, 2000, operating income for the HRS-PEO segment increased 86% from $4.5 million to $8.4 million. HRS-PEO service revenue was $21.9 million, an increase of 42% over $15.5 million for the first quarter last year.

The increases in service revenue and operating income are primarily related to increasing 401(k) recordkeeping, workers' compensation insurance and section 125 clients. During the first quarter of fiscal 2001, 401(k) recordkeeping revenues grew to $9.5 million from $6.5 million a year ago. The first quarter also reflected strong customer acceptance of our workers' compensation insurance program where we expect full year fiscal 2001 revenues to exceed $5 million.

CORPORATE EXPENSES
Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. For the quarter ended August 31, 2000, Corporate expenses decreased 5% to $17.1 million from $18.0 million. The decrease is primarily due to lower spending on national marketing efforts in the first quarter of fiscal 2001, and higher than normal levels of spending and expenditures in the first quarter of fiscal 2000.

INVESTMENT INCOME
Investment income for the quarter ended August 31, 2000 increased 50% to $5.5 million from $3.7 million in the first quarter of last year. The increase is due to higher invested balances and higher comparable rates of return.

B. Thomas Golisano, Chairman, President and Chief Executive Officer of Paychex said, "Fiscal 2001 is off to a very good start as growth of our client base, increased utilization of ancillary services and leveraging of our infrastructure continue to generate excellent results. Expansion and results for our Major Market Services product are proceeding as expected. Our HRS-PEO revenue and profits continue to grow as a result of increasing customer acceptance of our 401(k) recordkeeping and worker's compensation insurance services."

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
 1995

Certain written and oral statements made by Paychex, Inc., (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect", "expects", "expected to", "we look forward to", "we believe" and "could be." Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include general market conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology including the use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology and communication systems; and changes in short- and long-term interest rates and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios. The information provided in this document is based upon the facts and circumstances known at this time. The Company is under no obligation to update forward-looking statements in this document for new information subsequent to its issuance.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

(b) Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on June 26, 2000, that included the Company's press release dated June 26, 2000, with the financial results for the year ended May 31, 2000, and a preliminary Management Discussion and Analysis of the Financial Condition and Results of Operations for the years ended May 31, 2000, 1999 and 1998.

     (2) The Company filed a report on Form 8-K on June 27, 2000, that included quarterly data for fiscal 2000 and 1999 restated for the 3-for-2 stock split distributed on May 22, 2000, and quarterly segment financial data for fiscal 2000 and 1999 restated for an operating facilities cost reallocation from the Payroll segment to the HRS-PEO segment.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  September 20, 2000               /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  September 20, 2000               /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary