Form 10-Q
period 2000-11-30
PAYCHEX INC
filed 2000-12-20
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                      372,910,268  Shares
----------------------------                 ---------------------------------
          CLASS                               OUTSTANDING AT November 30, 2000




                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)

                         For the three months ended   For the six months ended
                          November 30, November 30,  November 30, November 30,
                                  2000         1999          2000         1999
                           -----------  -----------   -----------  -----------
Service revenues:
  Payroll                     $167,133    $142,866      $331,654     $281,578
  ENS investment revenue        17,353      12,033        34,766       24,240
                               -------     -------      --------      -------
  Total payroll service
    revenues                   184,486     154,899       366,420      305,818
  HRS-PEO                       23,612      17,459        45,561       32,932
                               -------     -------       -------      -------
  Total service revenues       208,098     172,358       411,981      338,750

Operating costs                 47,095      41,356        93,022       80,722
Selling, general and
  administrative expenses       77,578      68,494       156,708      136,836
                               -------     -------       -------      -------
Operating income                83,425      62,508       162,251      121,192
Investment income                5,965       3,854        11,499        7,542
                               -------     -------       -------      -------
Income before income taxes      89,390      66,362       173,750      128,734
Income taxes                    27,264      20,572        52,994       39,907
                               -------     -------       -------      -------
Net income                    $ 62,126    $ 45,790      $120,756     $ 88,827
                               =======     =======       =======      =======
Basic earnings per share      $    .17    $    .12      $    .32     $    .24
                               =======     =======       =======      =======
Diluted earnings per share    $    .16    $    .12      $    .32     $    .24
                               =======     =======       =======      =======
Weighted-average common
  shares outstanding           372,618     370,258       372,326      369,951
                               =======     =======       =======      =======
Weighted-average shares
  assuming dilution            377,839     374,717       377,511      374,113
                               =======     =======       =======      =======
Cash dividends per common
  share                       $    .09    $    .06      $    .15     $    .10
                               =======     =======       =======      =======
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                 November 30,           May 31,
                                                        2000              2000
                                                  (UNAUDITED)         (AUDITED)
                                                   ---------         ---------
ASSETS
Cash and cash equivalents                         $   32,561        $   47,136
Corporate investments                                491,212           412,357
Interest receivable                                   23,297            22,436
Accounts receivable                                  108,251            87,608
Deferred income taxes                                      -             9,539
Prepaid expenses and other current assets              6,222             6,531
                                                   ---------         ---------
Current assets before ENS investments                661,543           585,607
ENS investments                                    1,843,526         1,776,968
                                                   ---------         ---------
Total current assets                               2,505,069         2,362,575
Property and equipment - net                          80,272            75,375
Goodwill and intangible assets - net                   6,442             5,584
Deferred income taxes                                  2,915             2,494
Other assets                                           9,131             9,549
                                                   ---------         ---------
Total assets                                      $2,603,829        $2,455,577
                                                   =========         =========
LIABILITIES
Accounts payable                                  $   14,346        $   17,086
Accrued compensation and related items                45,022            52,631
Deferred revenue                                       4,521             4,719
Accrued income taxes                                     827             2,969
Deferred income taxes                                  4,314                 -
Other current liabilities                             22,200            24,400
                                                   ---------         ---------
Current liabilities before ENS client deposits        91,230           101,805
ENS client deposits                                1,842,179         1,785,140
                                                   ---------         ---------
Total current liabilities                          1,933,409         1,886,945
Long-term liabilities                                  5,157             5,200
                                                   ---------         ---------
Total liabilities                                  1,938,566         1,892,145
                                                   ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  600,000 authorized shares
  Issued: 372,910/November 30, 2000 and
    371,769/May 31, 2000                               3,729             3,718
Additional paid-in capital                           125,127            98,904
Retained earnings                                    534,215           469,385
Accumulated other comprehensive income/(loss)          2,192            (8,575)
                                                   ---------         ---------
Total stockholders' equity                           665,263           563,432
                                                   ---------         ---------
Total liabilities and stockholders' equity        $2,603,829        $2,455,577
                                                   =========         =========
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                    For the six months ended
                                                  November 30,     November 30,
                                                         2000             1999
                                                     --------         --------
OPERATING ACTIVITIES
Net income                                          $ 120,756        $  88,827
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             12,574           11,629
    Amortization of premiums and
      discounts on available-for-sale securities        6,150            6,123
    Provision for deferred income taxes                 7,315            3,462
    Provision for bad debts                               880              889
    Net realized losses on sales
      of available-for-sale securities                    431            1,052
  Changes in operating assets and liabilities:
    Interest receivable                                  (861)          (1,928)
    Accounts receivable                               (21,523)         (22,208)
    Prepaid expenses and other current assets             309           (1,211)
    Accounts payable and other current liabilities      4,360            9,100
    Net change in other assets and liabilities            549            1,523
                                                      -------          -------
Net cash provided by operating activities             130,940           97,258
                                                      -------          -------
INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (368,215)        (402,085)
  Proceeds from sales of
    available-for-sale securities                     189,267          275,014
  Proceeds from maturities of
    available-for-sale securities                      12,590            9,820
  Net change in ENS money market securities
    and other cash equivalents                         31,035          (53,410)
  Net change in ENS client deposits                    57,039           93,128
  Purchases of property and equipment                 (16,714)         (13,670)
  Proceeds from sale of property and equipment              3            1,202
  Purchases of other assets                            (3,489)          (4,656)
                                                      -------          -------
Net cash used in investing activities                 (98,484)         (94,657)
                                                      -------          -------
FINANCING ACTIVITIES
  Dividends paid                                      (55,883)         (37,016)
  Proceeds from exercise of stock options               8,852            5,568
                                                      -------          -------
Net cash used in financing activities                 (47,031)         (31,448)
                                                      -------          -------
Decrease in Cash and cash equivalents                 (14,575)         (28,847)
Cash and cash equivalents, beginning of period         47,136           52,692
                                                      -------          -------
Cash and cash equivalents, end of period            $  32,561        $  23,845
                                                      =======          =======
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             November 30, 2000

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three and six months ended November 30, 2000, are not necessarily indicative of the results that may be expected for the full year ended May 31, 2001.

Service revenues are recognized in the period services are rendered. Total payroll service revenues include service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay (Registered Trademark), Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. Investment revenue from these funds is included in Total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

PEO revenues are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums and claims of worksite employees. Direct costs billed and incurred were $208,134 and $161,056 for the three months ended November 30, 2000 and 1999, respectively, and $401,946 and $322,043 for the six months ended November 30, 2000 and 1999, respectively.

There is no significant seasonality to the Company's business. However, in the third fiscal quarter, the number of new payroll segment clients, 401(k) recordkeeping clients and new PEO worksite employees tends to be higher than in the rest of the fiscal year. Consequently, greater sales commission expenses are incurred in the third quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Certain amounts from the prior year are reclassified to conform to current year presentations.


B)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping, workers' compensation, section 125 plan administration, group benefits, state unemployment insurance, employee handbooks and management services, Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior
Management functions of the Company.

                         For the three months ended   For the six months ended
                           November 30, November 30,  November 30, November 30,
                                  2000         1999          2000         1999
Service revenues:
  Payroll                     $167,133     $142,866      $331,654     $281,578
  ENS investment revenue        17,353       12,033        34,766       24,240
                               -------      -------       -------      -------
  Total payroll service
    revenues                   184,486      154,899       366,420      305,818
  HRS-PEO                       23,612       17,459        45,561       32,932
                               -------      -------       -------      -------
  Total service revenues      $208,098     $172,358      $411,981     $338,750
                               =======      =======       =======      =======
Operating income:
  Payroll                     $ 90,328     $ 72,567      $177,862     $144,751
  HRS-PEO                        9,199        5,729        17,593       10,233
                               -------      -------       -------      -------
  Segment operating income      99,527       78,296       195,455      154,984
  Corporate expenses            16,102       15,788        33,204       33,792
                               -------      -------       -------      -------
  Total operating income        83,425       62,508       162,251      121,192

Investment income                5,965        3,854        11,499        7,542
                               -------      -------       -------      -------
Income before income taxes    $ 89,390     $ 66,362      $173,750     $128,734
                               =======      =======       =======      =======


C) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three and six months ended November 30, 1999, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 12, 2000, and distributed on May 22, 2000.

                         For the three months ended  For the six months ended
(In thousands,             November 30, November 30,  November 30, November 30,
   except per share amounts)      2000         1999          2000         1999
Basic earnings per share:
  Net Income                  $ 62,126     $ 45,790     $ 120,756     $ 88,827
                               -------      -------      --------      -------
  Weighted-average common
    share outstanding          372,618      370,258       372,326      369,951
                               -------      -------      --------      -------
  Basic earnings per share    $    .17     $    .12     $     .32     $    .24
                               =======      =======      ========      =======
Diluted earnings per share:
  Net income                  $ 62,126     $ 45,790     $ 120,756     $ 88,827
                               -------      -------       -------      -------
  Weighted-average common
    shares outstanding         372,618      370,258       372,326      369,951
  Net effect of dilutive
    stock options at average
    market price                 5,221        4,459         5,185        4,162
                               -------      -------       -------      -------
  Weighted-average shares
    assuming dilution          377,839      374,717       377,511      374,113
                               -------      -------       -------      -------
  Diluted earnings per share  $    .16     $    .12      $    .32     $    .24
                               =======      =======       =======      =======
Weighted-average anti-
  dilutive stock options             -            -           201          858
                               =======      =======       =======      =======

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and six months ended November 30, 2000, stock options were exercised for 655,000 and 1,141,000 shares of the Company's common stock, respectively.

D)  Corporate investments and ENS investments:

                                           November 30,                 May 31,
(In thousands)                                    2000                    2000
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $1,171,628  $1,171,628  $1,202,664  $1,202,664
  Available-for-sale
    securities:
      General obligation
        municipal bonds            483,613     484,743     405,214     399,190
      Pre-refunded municipal
        bonds                      312,798     314,324     301,271     298,706
      Revenue municipal bonds      361,008     361,754     291,157     286,294
      Other securities                  20          80          20          92
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                   1,157,439   1,160,901     997,662     984,282
  Other                              1,802       2,209       1,802       2,379
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,330,869  $2,334,738  $2,202,128  $2,189,325
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance
  Sheets:
    Corporate investments       $  488,690  $  491,212  $  416,988  $  412,357
    ENS investments              1,842,179   1,843,526   1,785,140   1,776,968
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,330,869  $2,334,738  $2,202,128  $2,189,325
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk from rate volatility causing fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At November 30, 2000, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk.

E)  Property and equipment - net:

                                                  November 30,          May 31,
(In thousands)                                           2000             2000
                                                   (UNAUDITED)        (AUDITED)
                                                    ---------          -------
Land and improvements                                $  2,919         $  2,919
Buildings and improvements                             30,632           30,195
Data processing equipment and software                 95,079           84,490
Furniture, fixtures and equipment                      69,883           64,729
Leasehold improvements                                 10,558           10,536
                                                      -------          -------
                                                      209,071          192,869
Less accumulated depreciation and amortization        128,799          117,494
                                                      -------          -------
Property and equipment - net                         $ 80,272         $ 75,375
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

                     For the three months ended       For the six months ended
(In thousands)      November 30,    November 30,    November 30,   November 30,
                           2000            1999            2000           1999
                        -------         -------         -------        -------
Net income             $ 62,126        $ 45,790       $ 120,756      $  88,827
Unrealized gains/
  (losses) on
  securities, net of
  reclassification
  adjustments              (574)           (832)         10,767         (6,069)
                        -------         -------         -------        -------
Total comprehensive
  income               $ 61,552        $ 44,958       $ 131,523      $  82,758
                        =======         =======         =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months and six months ended November 30, 2000 (fiscal 2001) and 1999 (fiscal
2000), and its financial condition at November 30, 2000 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying November 30, 2000 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement included in the "Other" section of this review under the sub-heading "Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995."


                            RESULTS OF OPERATIONS
(In thousands, except per share amounts)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
Service revenues                              $208,098      20.7%     $172,358
Operating income                              $ 83,425      33.5%     $ 62,508
Operating margin                                 40.1%                   36.3%
Income before income taxes                    $ 89,390      34.7%     $ 66,362
Net income                                    $ 62,126      35.7%     $ 45,790
% of service revenues                            29.9%                   26.6%
Basic earnings per share                      $    .17      41.7%     $    .12
Diluted earnings per share                    $    .16      33.3%     $    .12
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Service revenues                              $411,981      21.6%     $338,750
Operating income                              $162,251      33.9%     $121,192
Operating margin                                 39.4%                   35.8%
Income before income taxes                    $173,750      35.0%     $128,734
Net income                                    $120,756      35.9%     $ 88,827
% of service revenues                            29.3%                   26.2%
Basic earnings per share                      $    .32      33.3%     $    .24
Diluted earnings per share                    $    .32      33.3%     $    .24
==============================================================================

The Company's continued ability to grow its client base, increase client utilization of ancillary services, develop new services, implement price increases and decrease operating expenses as a percent of service revenues has resulted in record service revenues and net income for the three months and six months ended November 30, 2000.


                              Payroll segment
(In thousands)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
Payroll service revenue                       $167,133      17.0%     $142,866
ENS investment revenue                          17,353      44.2%       12,033
                                              --------------------------------
Total payroll service revenues                $184,486      19.1%     $154,899
Payroll operating income                      $ 90,328      24.5%     $ 72,567
Payroll operating margin                         49.0%                   46.8%
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Payroll service revenue                       $331,654      17.8%     $281,578
ENS investment revenue                          34,766      43.4%       24,240
                                             ---------------------------------
Total payroll service revenues                $366,420      19.8%     $305,818
Payroll operating income                      $177,862      22.9%     $144,751
Payroll operating margin                         48.5%                   47.3%
==============================================================================

Revenues: Total payroll service revenue includes service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. Investment revenue from these funds is included in Total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

The increases in Payroll service revenue are primarily related to the addition of new clients, price increases and increased utilization of ancillary services by both new and existing clients. As of November 30, 2000, 82% of Paychex clients utilized Taxpay, the Company's tax filing and payment feature. Client utilization of the Taxpay product is expected to mature within the next several years within a range of 82% to 87%. The Company's Employee Pay Services was utilized by 50% of its clients at November 30, 2000. During the first six months of fiscal 2001, the Company continued expansion efforts of its Major Market Services (MMS) payroll product offering. MMS revenue increased 56% and 55% for the second quarter and six-month periods to $10.6 million and $20.2 million, respectively. Employee Pay Services and MMS are expected to provide growth opportunities for the remainder of fiscal 2001 and beyond. In the first half of fiscal 2001 the Company also introduced new payroll product enhancements including employee garnishments and After-The-Fact payroll.

ENS investment revenue increased due to the growth in Taxpay and Employee Pay Services utilization and higher comparative rates of return. In the second half of fiscal 2001, this revenue growth will be affected by the fact that the last increase in the federal funds rate was during the fourth quarter of fiscal 2000. Realized losses included in ENS investment revenue were $.1 million and $.2 million for the second quarter and six-month periods of fiscal 2001 compared with $.5 million and $.8 million for the respective prior year periods. Additional discussion on interest rates and related risk is included in the "Market Risk Factors" section of this review.

Subject to future changes in interest rates, the Company expects full year fiscal 2001's percentage growth in Total payroll service revenues to be in the range of 18% to 20%.

Operating income: Operating income increased as a result of the increases in revenue and continued leveraging of the segment's operating expense base as evidenced by the improvement in operating margins. The Payroll operating margin for the first six-months of fiscal 2001 demonstrated strong growth.

Effective September 1, 1999, the Company increased its sales force compensation package by approximately $6.0 million on an annualized basis to increase the retention and quality of its payroll sales representatives. This compensation increase resulted in an additional expense of approximately $1.5 million in the first quarter of fiscal 2001 compared to the prior year period.


                              HRS-PEO segment
(In thousands)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 23,612      35.2%      $17,459
HRS-PEO operating income                      $  9,199      60.6%      $ 5,729
HRS-PEO operating margin                         39.0%                   32.8%
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
HRS-PEO service revenue                       $ 45,561      38.3%      $32,932
HRS-PEO operating income                      $ 17,593      71.9%      $10,233
HRS-PEO operating margin                         38.6%                   31.1%
==============================================================================

Revenues: The increase in service revenue is primarily related to increasing 401(k) recordkeeping, workers' compensation insurance and Section 125 clients, and PEO worksite employees. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. 401(k) recordkeeping revenues increased 41% and 45% in the second quarter and six-month periods to $10.4 million and $20.1 million, respectively.

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

Full year fiscal 2001's HRS-PEO service revenue is expected to be a little under $100 million. Segment operating income is expected to continue to grow at a rate lower than in fiscal 2000, but at a rate that is much higher than the Payroll segment's growth rate. Quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one quarter's results may not be indicative of expected full-year results.

                             Corporate expenses

(In thousands)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
Corporate expenses                             $16,102       2.0%      $15,788
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Corporate expenses                             $33,204      -1.7%      $33,792
==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. Corporate expenses remained relatively flat through the first half of fiscal 2001 with additional expenditures to support the continued growth of the Company being offset by lower spending on national marketing efforts.

The relatively flat year-over-year increase in Corporate expenses is expected to continue throughout fiscal 2001, as increases in expenditures to support the Company's growth are offset by lower spending in other areas.

                             Investment income

(In thousands)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
Investment income                              $ 5,965      54.8%       $3,854
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Investment income                              $11,499      52.5%       $7,542
==============================================================================

Investment income represents earnings from the Company's Cash and cash equivalents and Corporate investments in available-for-sale securities. Investment income does not include earnings from the ENS investments which are recorded as ENS investment revenue within the Payroll segment. The increase in Investment income is primarily due to the increase in average daily invested balances and higher comparable rates of return. Net realized losses included in Investment income were $.1 million and $.2 million for the second quarter and six-month periods of fiscal 2001 compared with $.2 million and $.3 million in the respective prior year periods. Investment income for the full year fiscal 2001 is expected to continue grow at a rate higher than in fiscal 2000. Refer to the "Market Risk Factors" section of this review for additional discussion on interest rates and related risks.


                                Income taxes

(In thousands)
For the three months ended November 30,           2000     Change         1999
------------------------------------------------------------------------------
Income taxes                                   $27,264      32.5%      $20,572
Effective income tax rate                        30.5%                   31.0%
==============================================================================
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Income taxes                                   $52,994      32.8%      $39,907
Effective income tax rate                        30.5%                   31.0%
==============================================================================

The decrease in the effective income tax rate is due to the growth in tax-exempt income exceeding the growth in taxable income. Tax-exempt income is derived primarily from income earned on municipal debt securities. Full-year fiscal 2001's effective income tax rate is expected to approximate 30.5%.


                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Operating cash flows                          $130,940      34.6%      $97,258
==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of higher net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At November 30, 2000, the
Company had $524 million in available cash and Corporate investments.   The
Company also has $140 million of available, uncommitted, unsecured lines of credit and $350 million available under an uncommitted, secured line of credit.

                            Investing activities

(In thousands)
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Net Corporate investments and ENS activities  $(78,284)      1.0%     $(77,533)
Purchases of P&E                               (16,714)     22.3%      (13,670)
Proceeds on the sale of P&E                          3     -99.8%        1,202
Purchases of other assets                       (3,489)    -25.1%       (4,656)
                                               -------------------------------
Net cash used in investing activities         $(98,484)      4.0%     $(94,657)
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

Corporate investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. At November 30, 2000, the total available-for-sale portfolio, including Corporate investments and ENS investments, had a market value exceeding the cost basis by $3.5 million. Additional discussion of interest rates and related risks is included in the "Market Risk Factors" section of this review.

Purchases of property and equipment: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2001 are expected to range from $30 to $35 million. The Company expects to proceed with the construction of an additional facility at Corporate headquarters at an estimated cost ranging from $35 to $40 million. The new building will allow for a significant reduction in leased space in the Rochester, New York area. Occupancy is expected in the summer of 2002.

                            Financing activities

(In thousands, except per share amounts)
For the six months ended November 30,             2000     Change         1999
------------------------------------------------------------------------------
Dividends paid                                $(55,883)     51.0%     $(37,016)
Proceeds from exercise of stock options          8,852      59.0%        5,568
                                               -------------------------------
Net cash used in financing activities         $(47,031)     49.6%     $(31,448)
------------------------------------------------------------------------------
Cash dividends per common share               $    .15      50.0%     $    .10
==============================================================================

Dividends paid: On October 10, 2000, the Company's Board of Directors increased the quarterly cash dividend rate from $.06 per share to $.09 per share, and declared a dividend payable November 15, 2000, for shareholders of record as of November 1, 2000.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to higher comparable exercise prices per share, plus an increase in the number of shares exercised. The Company has recognized a tax benefit from the exercise of stock options of $17.4 million and $8.7 million for the six months ended November 30, 2000 and 1999, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

                              MARKET RISK FACTORS

Interest rate risk - The Company's available-for-sale debt securities are exposed to "market" risk from changes in interest rates, as rate volatility will cause fluctuations in the market value of held investments. Increases in interest rates normally decrease the market value of the available-for-sale securities, while decreases in interest rates increase the market value of the available-for-sale securities.

In addition, the Company's available-for-sale securities and short-term funds are exposed to "earnings" risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Increases in interest rates quickly increase earnings from short-term funds, and over time increase earnings from the available-for-sale securities portfolio. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. Decreases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds.

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

During the first half of fiscal 2001, the federal funds rate has remained unchanged at 6.50%. During fiscal 2000, the federal funds rate was increased 175 basis points from 4.75% to 6.5%, the timing of which is shown in the following table:

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
===============================================================================

Calculating the future effect of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short and long-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized, nor do they change simultaneously. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points. Realized gains are more prevalent in a decreasing rate environment and realized losses are more prevalent in an increasing rate environment. During fiscal 2001, the Company's total investment portfolio is expected to average approximately $2.2 billion, of which 50% is invested in intermediate-term municipal securities with an average duration of three years. The duration of short-term investments is less than thirty days.

At November 30, 2000, the available-for-sale securities portfolio had a market value greater than its cost basis by $3.5 million, compared with the portfolio at May 31, 2000, which had a market value less than its cost basis by $13.4 million. In fiscal 2000, the available-for-sale portfolio had a market value less than its cost basis as a result of the upward trend in interest rates throughout the year. In the first half of fiscal 2001, short-term rates have remained stable and certain intermediate-term rates have decreased when compared to rates as of May 31, 2000, driving the improvement in the market value of the available-for-sale portfolio.

As of November 30, 2000 and May 31, 2000, the Company had $1.2 billion and $1.0 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 4.6% and 4.5%, repectively. Assuming a hypothetical increase in interest rates of 25 basis points given the November 30, 2000 portfolio of securities, the resulting potential decrease in fair value would be approximately $6.9 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations. The Company's interest rate risk exposure has not changed materially since May 31, 2000.

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

                                     OTHER

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc., (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect", "expects", "expected to", "we look forward to", "we believe", "could be" and other similar phrases. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, general market conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology including the use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology and communication systems; and changes in short- and long-term interest rates and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios, all of which may cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Factors" under ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                         PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 10, 2000. There were present at the meeting, either in person or by proxy, holders of 317,902,798 Common Shares. Stockholders elected nine Directors nominated in the August 28, 2000 Proxy Statement, incorporated here by reference, to hold office until the next Annual Meeting of Stockholders.

Results of stockholder voting are as follows:

    Election of Directors              Votes For         Votes Withheld
    B. Thomas Golisano                 311,611,520          2,303,714
    Steven D. Brooks                   311,365,745          2,550,289
    G. Thomas Clark                    306,066,848          7,262,357
    David J.S. Flaschen                311,397,240          2,522,639
    Phillip Horsley                    311,384,979          2,534,900
    Grant M. Inman                     311,383,199          2,536,680
    Harry P. Messina, Jr.              310,103,852          2,592,663
    J. Robert Sebo                     311,557,168          2,362,711
    Joseph M. Tucci                    305,924,168          6,772,247


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

(b) Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on October 10, 2000, that included the Company's press release dated October 10, 2000, announcing that the Board of Directors had declared an increase in the quarterly dividend from $.06 per share to $.09 per share payable on November 15, 2000 to shareholders of record on November 1, 2000.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  December 20, 2000                /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  December 20, 2000                /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary