Form 10-Q
period 2001-02-28
PAYCHEX INC
filed 2001-03-19
CIK 723531

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                      373,323,010  Shares
----------------------------                 ---------------------------------
          CLASS                               OUTSTANDING AT FEBRUARY 28, 2001




                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                PAYCHEX, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)
                         For the three months ended  For the nine months ended
                           February 28, February 29,  February 28, February 29,
                                  2001         2000          2001         2000
                           -----------  -----------   -----------  -----------
Service revenues:
  Payroll                     $177,842     $155,466      $509,496     $437,044
  ENS investment revenue        25,905       16,355        60,671       40,595
                               -------      -------      --------      -------
  Total payroll service
    revenues                   203,747      171,821       570,167      477,639
  HRS-PEO                       25,509       20,362        71,070       53,294
                               -------      -------       -------      -------
  Total service revenues       229,256      192,183       641,237      530,933

Operating costs                 54,376       45,964       147,398      126,686
Selling, general and
  administrative expenses       87,998       78,316       244,706      215,152
                               -------      -------       -------      -------
Operating income                86,882       67,903       249,133      189,095
Investment income                7,234        4,012        18,733       11,554
                               -------      -------       -------      -------
Income before income taxes      94,116       71,915       267,866      200,649
Income taxes                    27,764       22,294        80,758       62,201
                               -------      -------       -------      -------
Net income                    $ 66,352     $ 49,621      $187,108     $138,448
                               =======      =======       =======      =======
Basic earnings per share      $    .18     $    .13      $    .50     $    .37
                               =======      =======       =======      =======
Diluted earnings per share    $    .18     $    .13      $    .50     $    .37
                               =======      =======       =======      =======
Weighted-average common
  shares outstanding           373,057      370,973       372,560      370,284
                               =======      =======       =======      =======
Weighted-average shares
  assuming dilution            377,681      377,723       377,558      375,309
                               =======      =======       =======      =======
Cash dividends per common     $    .09     $    .06      $    .24     $    .16
  share                        =======      =======       =======      =======
------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
                          CONSOLIDATED BALANCE SHEETS
                               (In thousands)
                                                February 28,           May 31,
                                                        2001              2000
                                                  (UNAUDITED)         (AUDITED)
                                                   ---------         ---------
ASSETS
Cash and cash equivalents                         $  106,796        $   47,136
Corporate investments                                506,273           412,357
Interest receivable                                   20,173            22,436
Accounts receivable                                   89,898            87,608
Deferred income taxes                                     --             9,539
Prepaid expenses and other current assets              8,185             6,531
                                                   ---------         ---------
Current assets before ENS investments                731,325           585,607
ENS investments                                    1,833,417         1,776,968
                                                   ---------         ---------
Total current assets                               2,564,742         2,362,575
Property and equipment - net                          86,291            75,375
Goodwill and intangible assets - net                   8,843             5,584
Deferred income taxes                                  2,294             2,494
Other assets                                           8,961             9,549
                                                   ---------         ---------
Total assets                                      $2,671,131        $2,455,577
                                                   =========         =========
LIABILITIES
Accounts payable                                  $   14,116        $   17,086
Accrued compensation and related items                59,246            52,631
Deferred revenue                                       6,093             4,719
Accrued income taxes                                  21,963             2,969
Deferred income taxes                                  1,190                --
Other current liabilities                             22,305            24,400
                                                   ---------         ---------
Current liabilities before ENS client deposits       124,913           101,805
ENS client deposits                                1,823,693         1,785,140
                                                   ---------         ---------
Total current liabilities                          1,948,606         1,886,945
Long-term liabilities                                  5,134             5,200
                                                   ---------         ---------
Total liabilities                                  1,953,740         1,892,145
                                                   ---------         ---------
STOCKHOLDERS' EQUITY
Common stock, $.01 par value,
  600,000 authorized shares
  Issued: 373,323/February 28, 2001 and
    371,769/May 31, 2000                               3,733             3,718
Additional paid-in capital                           133,434            98,904
Retained earnings                                    566,993           469,385
Accumulated other comprehensive income/(loss)         13,231            (8,575)
                                                   ---------         ---------
Total stockholders' equity                           717,391           563,432
                                                   ---------         ---------
Total liabilities and stockholders' equity        $2,671,131        $2,455,577
                                                   =========         =========

------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                                PAYCHEX, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)
                                                    For the nine months ended
                                                  February 28,     February 29,
                                                         2001             2000
                                                    ---------         --------
OPERATING ACTIVITIES
Net income                                          $ 187,108        $ 138,448
  Adjustments to reconcile net income
    to cash provided by operating activities:
    Depreciation and amortization
      on depreciable and intangible assets             19,344           17,639
    Amortization of premiums and
      discounts on available-for-sale securities        9,183            9,274
    Provision for deferred income taxes                (1,413)          (3,634)
    Provision for bad debts                               968            1,359
    Net realized (gains)/losses on sales
      of available-for-sale securities                 (3,531)           2,292
  Changes in operating assets and liabilities:
    Interest receivable                                 2,263              114
    Accounts receivable                                (3,258)         (15,755)
    Prepaid expenses and other current assets          (1,654)             962
    Accounts payable and other current liabilities     47,070           39,598
    Net change in other assets and liabilities            159            2,588
                                                      -------          -------
Net cash provided by operating activities             256,239          192,885
                                                      -------          -------
INVESTING ACTIVITIES
  Purchases of available-for-sale securities         (543,624)        (623,829)
  Proceeds from sales of
    available-for-sale securities                     398,188          443,225
  Proceeds from maturities of
    available-for-sale securities                      17,230           15,770
  Net change in ENS money market securities
    and other cash equivalents                          6,754         (413,702)
  Net change in ENS client deposits                    38,553          478,994
  Purchases of property and equipment                 (28,971)         (25,685)
  Proceeds from sale of property and equipment             41            1,263
  Purchases of other assets                            (6,773)          (6,416)
                                                      -------          -------
Net cash used in investing activities                (118,602)        (130,380)
                                                      -------          -------
FINANCING ACTIVITIES
  Dividends paid                                      (89,457)         (59,281)
  Proceeds from exercise of stock options              11,480            8,923
                                                      -------          -------
Net cash used in financing activities                 (77,977)         (50,358)
                                                      -------          -------
Increase in Cash and cash equivalents                  59,660           12,147
Cash and cash equivalents, beginning of period         47,136           52,692
                                                      -------          -------
Cash and cash equivalents, end of period            $ 106,796        $  64,839
                                                      =======          =======

------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.


                                PAYCHEX, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             February 28, 2001

A) The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three and nine months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2001.

Service revenues are recognized in the period services are rendered. Total payroll service revenues include service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay(Registered Trademark), Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. Investment revenue from these ENS investments is included in total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

PEO revenues are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums and claims of worksite employees. Direct costs billed and incurred (in thousands) were $238,027 and $193,047 for the three months ended February 28, 2001 and February 29, 2000, respectively, and $639,973 and $515,090 for the nine months ended February 28, 2001, and February 29, 2000 respectively.

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new payroll segment clients, 401(k) recordkeeping clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 2000. Certain amounts from the prior year have been reclassified to conform to the current year presentation.


B)  Segment Financial Information:  The Company has two business segments:
Payroll and Human Resource Services-Professional Employer Organization (HRS-PEO). The Payroll segment is engaged in the preparation of payroll checks, internal accounting records, federal, state and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses. The HRS-PEO segment specializes in providing small- to medium-sized businesses with cost-effective outsourcing solutions for their employee benefits. HRS-PEO products include 401(k) plan recordkeeping, workers' compensation insurance administration, section 125 plan administration, group benefits, state unemployment insurance, employee handbooks and management services, and Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) services. Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company.

                         For the three months ended  For the nine months ended
                           February 28, February 29,  February 28, February 29,
(In thousands)                    2001         2000          2001         2000
                              --------     --------      --------    ---------
Service revenues:
  Payroll                     $177,842     $155,466      $509,496     $437,044
  ENS investment revenue        25,905       16,355        60,671       40,595
                               -------      -------       -------      -------
  Total payroll service
    revenues                   203,747      171,821       570,167      477,639
  HRS-PEO                       25,509       20,362        71,070       53,294
                               -------      -------       -------      -------
  Total service revenues      $229,256     $192,183      $641,237     $530,933
                               =======      =======       =======      =======
Operating income:
  Payroll                     $ 94,259     $ 77,683      $272,121     $222,434
  HRS-PEO                        9,349        6,831        26,942       17,064
                               -------      -------       -------      -------
  Segment operating income     103,608       84,514       299,063      239,498
  Corporate expenses            16,726       16,611        49,930       50,403
                               -------      -------       -------      -------
  Total operating income        86,882       67,903       249,133      189,095

Investment income                7,234        4,012        18,733       11,554
                               -------      -------       -------      -------
Income before income taxes    $ 94,116     $ 71,915      $267,866     $200,649
                               =======      =======       =======      =======


C) Basic and diluted earnings per share and stock split information: Basic earnings per share, diluted earnings per share, cash dividends per common share, weighted-average common shares outstanding, weighted-average shares assuming dilution and all other applicable information for the three and nine months ended February 29, 2000, have been adjusted to reflect a three-for-two stock split effected in the form of 50% stock dividends on outstanding shares payable to shareholders of record as of May 12, 2000, and distributed on May 22, 2000.

                         For the three months ended  For the nine months ended
                           February 28, February 29,  February 28, February 29,
                                  2001         2000          2001         2000
                           -----------  -----------   -----------  -----------
(In thousands, except per share amounts)
Basic earnings per share:
  Net Income                  $ 66,352     $ 49,621      $187,108     $138,448
                               -------      -------       -------      -------
  Weighted-average common
    shares outstanding         373,057      370,973       372,560      370,284
                               -------      -------       -------      -------
  Basic earnings per share    $    .18     $    .13      $    .50     $    .37
                               =======      =======       =======      =======

Diluted earnings per share:
  Net income                  $ 66,352     $ 49,621      $187,108     $138,448
                               -------      -------       -------      -------
  Weighted-average common
    shares outstanding         373,057      370,973       372,560      370,284

  Net effect of dilutive stock
    options at average market
    price                        4,624        6,750         4,998        5,025
                               -------      -------       -------      -------
  Weighted-average shares
    assuming dilution          377,681      377,723       377,558      375,309
                               -------      -------       -------      -------
  Diluted earnings per share  $    .18     $    .13      $    .50     $    .37
                               =======      =======       =======      =======
Weighted-average anti-dilutive
  stock options                    261            -           221          572
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

For the three and nine months ended February 28, 2001, stock options were exercised for 413,000 and 1,554,000 shares of the Company's common stock, respectively.

D)  Corporate investments and ENS investments:

                                           February 28,                 May 31,
(In thousands)                                    2001                    2000
                                            (UNAUDITED)               (AUDITED)
                                ----------------------   ---------------------
                                      COST  FAIR VALUE        COST  FAIR VALUE
Type of issue:
  Money market securities and
    other cash equivalents      $1,195,910  $1,195,910  $1,202,664  $1,202,664
  Available-for-sale
    securities:
      General obligation
        municipal bonds            477,957     486,541     405,214     399,190
      Pre-refunded municipal
        bonds                      286,074     291,946     301,271     298,706
      Revenue municipal bonds      356,165     362,381     291,157     286,294
      Other securities                  20          73          20          92
                                 ---------   ---------   ---------   ---------
  Total available-for-sale
    securities                   1,120,216   1,140,941     997,662     984,282
  Other                              2,980       2,839       1,802       2,379
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,319,106  $2,339,690  $2,202,128  $2,189,325
                                 =========   =========   =========   =========
Classification of investments
  on Consolidated Balance Sheets:
    Corporate investments       $  495,413  $  506,273  $  416,988  $  412,357
    ENS investments              1,823,693   1,833,417   1,785,140   1,776,968
                                 ---------   ---------   ---------   ---------
Total Corporate investments
  and ENS investments           $2,319,106  $2,339,690  $2,202,128  $2,189,325
                                 =========   =========   =========   =========

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk from rate volatility causing fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At February 28, 2001, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk.

E)  Property and equipment - net:

                                                  February 28,          May 31,
(In thousands)                                           2001             2000
                                                   (UNAUDITED)        (AUDITED)
                                                    ---------          -------
Land and improvements                                $  2,919         $  2,919
Buildings and improvements                             31,091           30,195
Data processing equipment and software                100,337           84,490
Furniture, fixtures and equipment                      72,178           64,729
Leasehold improvements                                 11,606           10,536
                                                      -------          -------
                                                      218,131          192,869
Less accumulated depreciation and amortization        131,840          117,494
                                                      -------          -------
Property and equipment - net                         $ 86,291         $ 75,375
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

                     For the three months ended     For the nine months ended
(In thousands)      February 28,    February 29,   Feburary 28,   February 29,
                           2001            2000           2001           2000
                        -------         -------        -------        -------
Net income              $66,352         $49,621       $187,108       $138,448
Unrealized gains/
  (losses) on
  securities, net of
  reclassification
  adjustments            11,039          (3,737)        21,806         (9,806)
                         ------          ------        -------        -------
Total comprehensive
  income                $77,391         $45,884       $208,914       $128,642
                         ======          ======        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis reviews the operating results for the three months and nine months ended February 28, 2001 (fiscal 2001) and February 29, 2000 (fiscal 2000), and its financial condition at February 28, 2001 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying February 28, 2001 Consolidated Financial Statements, and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this Management's Discussion and Analysis are qualified by the cautionary statement included in the "Other" section of this review under the sub-heading "Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995."


                            RESULTS OF OPERATIONS

(In thousands, except per share amounts)
For the three months ended                 February 28,            Feburary 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Service revenues                              $229,256      19.3%     $192,183
Operating income                              $ 86,882      28.0%     $ 67,903
Operating margin                                 37.9%                   35.3%
Income before income taxes                    $ 94,116      30.9%     $ 71,915
Net income                                    $ 66,352      33.7%     $ 49,621
% of service revenues                            28.9%                   25.8%
Basic earnings per share                      $    .18      38.5%     $    .13
Diluted earnings per share                    $    .18      38.5%     $    .13
==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001      Change        2000
------------------------------------------------------------------------------
Service revenues                              $641,237      20.8%     $530,933
Operating income                              $249,133      31.8%     $189,095
Operating margin                                 38.9%                   35.6%
Income before income taxes                    $267,866      33.5%     $200,649
Net income                                    $187,108      35.1%     $138,448
% of service revenues                            29.2%                   26.1%
Basic earnings per share                      $    .50      35.1%     $    .37
Diluted earnings per share                    $    .50      35.1%     $    .37
==============================================================================

The Company's continued ability to grow its client base, increase client utilization of ancillary services, develop new services, implement price increases and decrease operating expenses as a percent of service revenues has resulted in record service revenues and net income for the three months and nine months ended February 28, 2001.

The year-over-year growth in total service revenues is expected to be approximately 20% for the full year fiscal 2001.

In fiscal 2001, operating expenses increased 18% and 16% for the respective third quarter and nine months over the prior year periods. For the full year, the growth in operating costs is expected to be consistent with the first nine months. Selling, general and administrative expenses (SG&A) for the third quarter and nine months increased 12% and 14%, respectively, over the prior year. Combined, operating costs and SG&A increased 15% on a year-over-year basis for both the third quarter and year-to-date periods.

The increases in operating income and the improvement in operating margins reflect the Company's ability to add highly profitable ancillary services and leverage our infrastructure to grow profits faster than revenue growth.

Looking forward, in comparing the fourth quarter fiscal 2001 to the fourth quarter fiscal 2000, the fourth quarter of last year reflected higher than normal total payroll revenue growth (24%) and higher than normal growth in consolidated combined operating and selling, general and administrative expenses (22%).

                              Payroll segment

(In thousands)
For the three months ended                 February 28,            Feburary 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Payroll service revenue                       $177,842      14.4%     $155,466
ENS investment revenue                          25,905      58.4%       16,355
                                             ---------------------------------
Total payroll service revenues                $203,747      18.6%     $171,821
Payroll operating income                      $ 94,259      21.3%     $ 77,683
Payroll operating margin                         46.3%                   45.2%

==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Payroll service revenue                       $509,496      16.6%     $437,044
ENS investment revenue                          60,671      49.5%       40,595
                                             ---------------------------------
Total payroll service revenues                $570,167      19.4%     $477,639
Payroll operating income                      $272,121      22.3%     $222,434
Payroll operating margin                         47.7%                   46.6%

==============================================================================

Revenues: Total payroll service revenues include service fees and investment revenue. Service fee revenue is earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. The Employee Pay Services includes the Direct Deposit, Readychex and Access Card products. In addition to fees paid by clients for these services, the Company earns investment revenue on Taxpay and Employee Pay Services funds that are collected by the Company's Electronic Network Services Division (ENS) before due dates and invested (ENS investments) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. Investment revenue from these ENS investments is included in total payroll service revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. ENS investment revenue also includes net realized gains and losses from the sale of available-for-sale securities.

The increases in payroll service revenue are primarily related to the addition of new clients, new services, price increases and increased utilization of ancillary services, by both new and existing clients. As of February 28, 2001 83% of Paychex clients utilized Taxpay, the Company's tax filing and payment feature. Client utilization of the Taxpay product is expected to mature within a range of 83% to 87%. The Company's Employee Pay Services was utilized by 52% of its clients at February 28, 2001. During the first nine months of fiscal 2001, the Company continued expansion of its Major Market Services (MMS) payroll product offering. MMS revenue increased 64.8% and 58.7% for the third quarter and nine-month periods to $13.7 million and $34.0 million, respectively. Employee Pay Services and MMS are expected to provide growth opportunities for the remainder of fiscal 2001 and beyond. In fiscal 2001, the Company also introduced new payroll product enhancements including employee garnishments and After-The-Fact payroll.

The increases in ENS investment revenue are due to growth in the utilization of Taxpay and Employee Pay Services by new and existing clients, higher comparative rates of return and net realized gains on the sale of available-for-sale securities. ENS investment revenue included net realized gains on available for sale securities of $3.4 million and $3.1 million in the third quarter and nine months of fiscal 2001 compared with net realized losses of $.8 million and $1.6 million in the respective prior year periods. Additional discussion on interest rates and related risk is included in the "Market Risk Factors" section of this review.

Payroll service revenue comparisons for the third quarter and fourth quarter of fiscal 2001 are impacted by the fact that there is one less billing day in the third quarter and two less billing days in the fourth quarter when compared to the prior year quarters. Subject to the impact of further changes in interest rates, the Company expects that full year fiscal 2001's percentage growth in total payroll service revenues to be in the range of 18% to 19%.

Operating income: Operating income increased as a result of the increases in revenue and continued leveraging of the segment's operating expense base as evidenced by the improvement in operating margins.

Effective September 1, 1999, the Company increased its sales force compensation package by approximately $6.0 million on an annualized basis to increase the retention and quality of its payroll sales representatives. This compensation increase resulted in additional expense of approximately $1.5 million in the first quarter of fiscal 2001 compared to the prior year period.


                              HRS-PEO segment

(In thousands)
For the three months ended                 February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
HRS-PEO service revenue                        $25,509      25.3%      $20,362
HRS-PEO operating income                       $ 9,349      36.9%      $ 6,831
HRS-PEO operating margin                         36.6%                   33.5%

==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
HRS-PEO service revenue                        $71,070      33.4%      $53,294
HRS-PEO operating income                       $26,942      57.9%      $17,064
HRS-PEO operating margin                         37.9%                   32.0%

==============================================================================

Revenues: The increases in service revenue are primarily related to increasing 401(k) recordkeeping, workers' compensation insurance and Section 125 clients, and PEO worksite employees. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. 401(k) recordkeeping revenues increased 34.1% and 40.5% in the third quarter and nine-month periods to $11.4 million and $31.5 million, respectively.

The Company continued to expand its workers' compensation insurance product, which provides insurance for qualified clients through leading insurance providers and a method to stabilize their cash flows throughout the year. The Company also continued expansion efforts related to its Paychex Administrative Services (PAS) product, a combined payroll and human resource outsourcing solution designed to make it easier for small businesses to manage their payroll and benefit costs.

Operating income: The increases in operating income are primarily related to the service revenue gains, and the leveraging of operating expenses.

Full year fiscal 2001's HRS-PEO service revenue is expected to be slightly under $100 million. Segment operating income for the full year fiscal 2001 is expected to be slightly higher than the growth rate through the first nine months. Quarter-over-quarter percentage comparisons in HRS-PEO service revenue and operating income may vary significantly throughout the year, and any one quarter's results may not be indicative of expected full-year or future results.


                             Corporate expenses

(In thousands)
For the three months ended                 February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Corporate expenses                             $16,726        .7%      $16,611

==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Corporate expenses                             $49,930       -.9%      $50,403

==============================================================================

Corporate expenses are primarily related to the Information Technology, Organizational Development, Finance, Marketing and Senior Management functions of the Company. Corporate expenses remained relatively flat through the nine months of fiscal 2001 with additional expenditures to support the continued growth of the Company being offset by lower spending on national marketing efforts and other areas. Looking forward, the Company expects the growth in corporate expenses to be flat in the fourth quarter and up less than 10% in fiscal 2002.

                             Investment income

(In thousands)
For the three months ended                 February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Investment income                              $ 7,234      80.3%      $ 4,012

==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Investment income                              $18,733      62.1%      $11,554

==============================================================================

Investment income represents earnings from the Company's cash and cash equivalents and corporate investments in available-for-sale securities. Investment income does not include earnings from the ENS investments which are recorded as ENS investment revenue within the Payroll segment. The increases in investment income are primarily due to the increase in average daily invested balances, higher comparable rates of return and net realized gains on the sale of available-for-sale securities. Net realized gains included in investment income were $.6 million and $.4 million for the third quarter and nine-month periods of fiscal 2001 compared with net realized losses of $.4 million and $.7 million in the respective prior year periods. Refer to the "Market Risk Factors" section of this review for further discussion of interest rates and the related risks.

                                Income taxes

(In thousands)
For the three months ended                 February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Income taxes                                   $27,764      24.5%      $22,294
Effective income tax rate                        29.5%                   31.0%

==============================================================================

For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Income taxes                                   $80,758      29.8%      $62,201
Effective income tax rate                        30.1%                   31.0%

==============================================================================

The slight decrease in the effective income tax rate is due to the growth in tax-exempt income exceeding the growth in taxable income and other tax reduction opportunities. Tax-exempt income is derived primarily from income earned on municipal debt securities. The effective income tax rate is expected to be 29.5% and 30.0% for the fourth quarter and full year periods of fiscal 2001. The effective rate for fiscal 2002 is expected to be in the range of 30.0% to 31.0%.

                       LIQUIDITY AND CAPITAL RESOURCES

                            Operating activities

(In thousands)
For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Operating cash flows                          $256,239      32.8%     $192,885

==============================================================================

The increase in operating cash flows resulted primarily from the consistent achievement of higher net income. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At February 28, 2001 the
Company had $613.1 million in available cash and corporate investments.   The
Company also has $140 million of available, uncommitted, unsecured lines of credit and $350 million available under an uncommitted, secured line of credit.

                            Investing activities

(In thousands)
For the nine months ended                  February 28,            February 29,
                                                  2001     Change         2000
------------------------------------------------------------------------------
Net Corporate investments and ENS activities $ (82,899)    -16.7%    $ (99,542)
Purchases of P&E                               (28,971)     12.8%      (25,685)
Proceeds from the sale of property and
  equipment                                         41     -96.8%        1,263
Purchases of other assets                       (6,773)      5.6%       (6,416)
                                              --------------------------------
Net cash used in investing activities        $(118,602)     -9.0%    $(130,380)

==============================================================================

Corporate investments and ENS investments: Corporate investments are primarily comprised of available-for-sale debt securities, and ENS investments are primarily comprised of short-term funds and available-for-sale debt securities. The portfolio of corporate investments and ENS investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

Corporate investments have increased due to the investment of increasing cash balances provided by operating activities less purchases of property and equipment and dividend payments. The reported amount of ENS investments will vary significantly based upon the timing of collecting client funds, and remitting the funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. At February 28, 2001 the total available-for-sale portfolio, including corporate investments and ENS investments, had a market value exceeding the cost basis by $20.7 million. Additional discussion of interest rates and related risks is included in the "Market Risk Factors" section of this review.

Purchases of property and equipment: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2001 are expected to approximate $35 million compared with expected full year depreciation in the range of $25 million to $26 million. The Company is proceeding with the construction of a new building to be utilized by ENS and Information Technology personnel. This building is currently estimated to cost approximately $40 million, but will allow for a significant reduction in leased space in the Rochester, New York area. Occupancy is expected in the fall of 2002.

                            Financing activities

(In thousands, except per share amounts)
For the nine months ended                   February 28,           February 29,
                                                   2001     Change        2000
------------------------------------------------------------------------------
Dividends paid                                $ (89,457)     50.9%    $(59,281)
Proceeds from exercise of stock options          11,480      28.7%       8,923
                                              --------------------------------
Net cash used in financing activities         $ (77,977)     54.8%    $(50,358)
------------------------------------------------------------------------------
Cash dividends per common share               $     .24      50.0%    $    .16

==============================================================================

Dividends paid: On October 10, 2000, the Company's Board of Directors increased the quarterly cash dividend rate by 50% from $.06 per share to $.09 per share. During the quarter ended February 28, 2001 the Company's Board of Directors declared a dividend which was paid February 15, 2001 to shareholders of record as of February 1, 2001.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to an increase in the number of shares exercised and higher comparable exercise prices per share. The Company has recognized a tax benefit from the exercise of stock options of $23.1 million and $14.2 million for the nine months ended February 28, 2001 and February 29, 2000 respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

                              MARKET RISK FACTORS

Interest rate risk - The Company's available-for-sale debt securities are exposed to interest rate risk as interest rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. Decreases in interest rates normally increase the market value of the available-for-sale securities, while increases in interest rates decrease the market value of the available-for-sale securities. The Company's available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Decreases in interest rates quickly decrease earnings from short-term funds, and over time decrease earnings from the available-for-sale securities portfolio. Increases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. The immediate impact of changing interest rates on earnings from short-term funds may be temporarily offset by realized gains or losses from transactions in the Company's available-for-sale portfolio. The Company estimates that the earnings effect of a 25 basis point change in interest rates (17 basis points for tax-exempt investments) at this point in time would equate to approximately $3.0 million for fiscal 2002. As of February 28, 2001 unrealized gains on the available-for-sale portfolio were $20.7 million.

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

The recent trend in interest rates has been toward interest rate reductions versus interest rate increases during fiscal 2000. The following table summarizes recent changes in the Federal funds rate:

-------------------------------------------------------------------------------
                                          Nine Months  Fiscal Year Fiscal Year
                                                Ended        Ended       Ended
                                          February 28,      May 31,     May 31,
                                                 2001         2000        1999
                                          -----------  -----------  ----------
Federal funds rate - beginning of period        6.50%        4.75%       5.50%
Rate increase/(decrease):
  First quarter                                   --          .50          --
  Second quarter                                  --          .25        (.75)
  Third quarter                                (1.00)         .25          --
  Fourth quarter                                 N/A          .75          --
                                          -----------  -----------  ----------
Federal funds rate - end of period              5.50%        6.50%       4.75%

===============================================================================

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short and intermediate-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to the aforementioned factors, a 25 basis point change normally affects the Company's tax-exempt interest rates by approximately 17 basis points. Realized gains are more prevalent in a decreasing rate environment and realized losses are more prevalent in an increasing rate environment. During fiscal 2001, the Company's total investment portfolio is expected to average approximately $2.2 billion (compared with an average of $1.8 billion for fiscal 2000), of which approximately 50% is invested in intermediate-term municipal securities with an average duration of three years. The duration of short-term investments is generally less than thirty days.

At February 28, 2001, the available-for-sale securities portfolio had a market value greater than its cost basis by $20.7 million, compared with the portfolio at May 31, 2000, which had a market value less than its cost basis by $13.4 million. In fiscal 2000, the available-for-sale portfolio had a market value less than its cost basis as a result of the upward trend in interest rates throughout the year. The decreasing interest rate environment in fiscal 2001 is driving the improvement in the market value of the available-for-sale portfolio.

As of February 28, 2001 and May 31, 2000, the Company had $1.1 billion and $1.0 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 4.6% and 4.5%, repectively. Assuming a hypothetical decrease in interest rates of 25 basis points given the February 28, 2001 portfolio of securities, the resulting potential increase in fair value would be in the range of $6 million to $7 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations.

Credit risk - The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At February 28, 2001, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

                                     OTHER

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc., (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect", "expects", "expected to", "we look forward to", "we believe", "could be" and other similar phrases. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, general market and economic conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology including the use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology and communication systems; and changes in short- and long-term interest rates and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios, all of which may cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.


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


                         PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit 27 - "Financial Data Schedule" is filed electronically.

(b) Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on December 20, 2000 that included the Company's press release dated December 20, 2000 reporting the Company's results of operations for the second quarter and six-month periods ended November 30, 2000.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PAYCHEX, INC.


Date:  March 19, 2001                   /s/ B. Thomas Golisano
                                        -----------------------
                                        B. Thomas Golisano
                                        Chairman, President and
                                        Chief Executive Officer


Date:  March 19, 2001                   /s/ John M. Morphy
                                        -----------------------
                                        John M. Morphy
                                        Vice President, Chief
                                        Financial Officer and
                                        Secretary