Form 10-K
period 2001-05-31
PAYCHEX INC
filed 2001-08-24
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MAY 31, 2001
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

AS OF JULY 31, 2001, SHARES HELD BY NON-AFFILIATES OF THE REGISTRANT HAD AN AGGREGATE MARKET VALUE OF $12,838,923,000.

AS OF JULY 31, 2001, 374,216,565 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED MAY 31, 2001 (THE "ANNUAL REPORT") IN RESPONSE TO PART II, ITEMS 5 THROUGH 8, INCLUSIVE.

CERTAIN SPECIFIED PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT DATED AUGUST 24,2001, IN RESPONSE TO PART III, ITEMS 10 THROUGH 12, INCLUSIVE.

                                     PART I

ITEM 1.  BUSINESS

Paychex, Inc. (the "Company" or "Paychex"), is a leading, national provider of comprehensive payroll, human resource and employee benefit outsourcing solutions for small- to medium-sized businesses. Paychex, a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. At the end of fiscal 2001, the Company serviced over 375,000 clients. The Company has corporate headquarters in Rochester, New York and more than 100 offices nationwide. The Company's fiscal year ends May 31st.

In fiscal 2001 the Company had two reportable business segments - Payroll and Human Resource and Benefits. Financial information about the Company's business segments is contained in Note B - Segment Financial Information in the Notes to Consolidated Financial Statements contained in Exhibit 13 - Portions of the Annual Report to Stockholders for the fiscal year ended May 31, 2001 (the "Annual Report"), which are incorporated herein by reference thereto.

The Company's strategy is to grow its client base and provide quality payroll processing service and support. In addition, Paychex offers a comprehensive suite of ancillary services that helps clients meet their payroll and human resource and benefits needs. The following describes the Company's business activitites.

PAYROLL

Paychex provides payroll processing service to over 375,000 small- to medium-sized business within the United States, which includes the preparation of payroll checks, internal accounting records, and federal, state, and local tax returns.

83% of the Company's clients utilize its Taxpay(Registered Trademark) service, which provides automatic payment of payroll taxes and filing of quarterly and annual payroll tax returns. In connection with Taxpay, the Company collects payroll taxes from clients on payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the due date. These taxes are typically paid between one and thirty days after receipt of collections from clients, with some items extending to ninety days.

53% of the Company's Payroll clients utilize its Employee Pay Services, which provides the employer the option of paying its employees by Direct Deposit, Access Card, a check drawn on a Paychex account (Readychex (Service Mark)) or a check drawn on the Employer's account. For the first three methods, Paychex collects net payroll from the client's account one day before payroll and provides payment to the employee on payday.

Taxpay and Employee Pay Services are integrated with the Company's Payroll processing service. In addition to fees paid by clients for these services, the Company earns interest on Taxpay and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the appropriate entity. Interest on funds held for clients is included in total revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. Payroll processing is decentralized and performed in most Paychex branches while Taxpay, Direct Deposit, Readychex, and Access Card services are processed at a facility in Rochester, New York.

Paychex also offers New-hire Reporting services, which comply with federal and state requirements to report information on new employees, to aid the government in enforcing child support orders and minimizing fraudulent unemployement and workers' compensation insurance claims. In fiscal 2001, the Company introduced its Garnishment Processing service, which provides deductions of appropriate amounts from employees' payroll, forwarding the payment to the proper agency, and accurately tracking the obligation to fulfillment. Another new product offering in fiscal 2001 was After-the-Fact payroll, which was designed specifically for accountants. This service allows accountants to give Paychex information regarding net payroll, and Paychex will handle all tax calculations and regulatory reporting "after-the-fact."

Clients can communicate their payroll information to Paychex through telephone or fax, using the Paychex Paylink(Registered Trademark) and Preview (Service
Mark) software to transfer data from their personal computer, or via the Internet. Paychex payroll specialists communicate primarily by telephone with their assigned clients each payroll period to record the hours worked by each employee and any personnel or compensation changes. These specialists are trained by Paychex in all facets of payroll preparation and applicable tax regulations. The Paychex payroll system is an on-line, direct entry computer system which enables the Paychex payroll specialist, upon receiving the information from the client over the telephone, to enter it simultaneously. Paychex provides delivery service for many of its client's payrolls. The revenue earned on the delivery service is included in Payroll service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

The average Paychex core Payroll client employs fourteen people. The Major Market Services (MMS) Payroll product targets companies that have outgrown the Company's core Payroll service or new clients that have more complex payroll and benefits needs. As of May 31, 2001 the MMS product was offered in approximately half of the more than one hundred markets currently serviced by the core payroll product. MMS clients communicate their payroll information primarily using the Company's Preview software.

Paychex also offers services to its clients and their accountants via the Paychex Online Internet Site. Clients can communicate payroll information via Internet Timesheet and access current and historical payroll information using the Paychex Internet Report Service. The General Ledger Reporting Service transfers payroll information computed by Paychex to the client's general ledger software.


HUMAN RESOURCE AND BENEFITS

The Company provides Human Resource and Benefits products and services either on an a-la-carte basis or bundled through the Paychex Adminstrative Services or Professional Employer Organization products.

The Paychex Administrative Services Product (PAS), which was made available nationwide in May 2000, offers businesses a bundled package that includes payroll, employer compliance, human resource and employee benefit administration, and employee risk management. This comprehensive bundle of services is designed to make it easier for small businesses to manage their payroll and benefits costs. The Company also operates a Professional Employer Organization (PEO), which provides small- and medium-sized businesses with the same combined package of services. The Company's PEO is operated primarily in Florida and Georgia, where PEO's are popular and operate under an attractive regulatory environment. Paychex offers its PEO product through its subsidiary, Paychex Business Solutions. Clients that utilize the bundled services offered through the PAS and PEO products are freed to concentrate their resources on their core businesses. As of May 31, 2001, the PAS and PEO products combined serviced over 60,000 client employees.

The Company's 401(k) Plan Recordkeeping service, which includes 401(k) plans, 401(k) SIMPLE, IRA SIMPLE, profit sharing, and money purchase plans, was used by over 19,000 clients at May 31, 2001. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting and other administrative services.

Paychex provides Workers' Compensation Insurance Administration services nationwide. Paychex acts, via its licensed insurance agency, as a general agent providing workers' compensation insurance through a variety of insurance carriers who are underwriters. The Pay-As-You-Go(Service Mark) program uses rate and job classification information to enable clients to pay workers' compensation premiums in regular monthly amounts rather than with large upfront payments, which stablilizes their cash flow and minimizes year-end adjustments.

The Company also offers outsourcing of plan administration under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, which results in a reduction in payroll taxes to employers and employees. The Flexible Spending Account Plan allows a client's employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required administration, compliance and coverage tests are provided with these services.

Group health benefits are also offered in selected geographical areas, as are state unemployment insurance services, which provide clients with a prompt processing for all claims, appeals, determinations, change statements and requests for separation documents. Other Human Resource and Benefits products include Employee Handbooks, Management Manuals and Personnel Forms. These have been designed to simplify clients' office processes and enhance their employee benefits programs.

MARKETING AND SALES

There are about six million full-time employers in the markets the Company serves within the United States. Of those employers, 98% have less than 100 employees and are the Company's primary customers and target market. The Company markets its services principally through its sales force located in major metropolitan markets serviced by the Company. The Company's direct sales force is comprised of individuals who specialize in products within either core Payroll, MMS Payroll, or Human Resource and Benefits products. The sales force for Human Resource and Benefits products is primarily focused on selling these products and services to existing payroll clients since the processed payroll information provides the data integration necessary to provide these services. In addition to its direct selling and marketing efforts, the Company utilizes relationships with existing clients, Certified Public Accountants, and banks for new client referrals.

COMPETITION

The Company's primary competition for Payroll processing includes manual payroll systems sold by numerous vendors, traditional in-house computerized payroll departments, other computerized payroll service providers, and Certified Public Accountants. In addition, the Company's Human Resource and Benefits products compete with traditional in-house human resource departments, other PEOs, and providers of unbundled employment-related services such as payroll processing firms, temporary employment firms, commercial insurance brokers, human resource consultants, workers' compensation insurers, HMOs and other specialty managed care providers. Management believes that the primary elements of competition are quality of service, choice and quality of benefits, and price. The Company believes it has one major national competitor that provides computerized payroll accounting services nationwide.


SOFTWARE MAINTENANCE AND PRODUCT DEVELOPMENT

The ever-changing mandates of federal, state, and local taxing authorities compel Paychex to continuously update its proprietary software utilized by the Company to provide Payroll and Human Resource and Benefits services to its clients. The Company is also engaged in developing ongoing enhancements and maintenance to this software to meet the changing requirements of its clients and the marketplace. The Company is continually in the processes of developing proprietary software for new product offerings. Research and development expenses are not significant to the Company's overall results of operations.


EMPLOYEES

As of May 31, 2001, the Company and its subsidiaries employed approximately 7,300 persons, of which approximately 7,000 are full-time and approximately 300 are part-time.


TRADEMARKS

As of May 31, 2001, the Company and its subsidiaries have a number of trademarks and service marks filed for registration or registered with the U.S. Patent and Trademark Office, including the names PAYCHEX, TAXPAY, PAYLINK, PREVIEW, READYCHEX, PAY-AS-YOU-GO, and RAPID PAYROLL. The Company believes these trademarks and service marks are important to its business.


SEASONALITY

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new Payroll clients, 401(k) Recordkeeping clients, and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

ITEM 2.  PROPERTIES

The Company's headquarters are located in a 140,000 square foot building complex owned by the Company in Rochester, New York. In addition, the Company owns another 62,000 square-foot facility and leases approximately 174,000 square feet in several office complexes within the Rochester area. These facilities house various administrative functions, certain Payroll and Human Resource and Benefits ancillary services, and a telemarketing unit.

The Company leases approximately 1,400,000 square feet of space for its regional, branch, data processing centers, and sales offices at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York and Philadelphia, Pennsylvania, which together account for approximately 56,000 square feet.

In May 2001, the Company purchased a 135,000 square foot building in Rochester, New York which will house a centralized data information center and various other support functions.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "PAYX". The quarterly high and low sales price and dividend information for the past two years is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference thereto. Dividends are normally paid in February, May, August, and November. The level and continuation of future dividends are dependent on the Company's future earnings and cash flows.

On July 31, 2001, there were 13,894 holders of record of the Company's common stock which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 6,924 participants in the Paychex, Inc. Employee Stock Purchase Plan.


ITEM 6.  SELECTED FINANCIAL DATA

The information required is set forth in the Company's Annual Report under the heading "Eleven-Year Summary of Selected Financial Data" and is incorporated herein by reference thereto.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" and is incorporated herein by reference thereto.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required is set forth in the Company's Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" under subheading "Market Risk Factors" and is incorporated herein by reference thereto.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required are identified in Item 14(a), and are set forth in the Company's Annual Report and incorporated herein by reference thereto. Supplementary data required is set forth in the Company's Annual Report under the heading "Quarterly Financial Data (Unaudited)" and is incorporated herein by reference thereto. Also, see Financial Statement Schedule II - Valuation and Qualifying Accounts at Item 14(d).


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is set forth in the Company's definitive Proxy Statement in the section entitled "PROPOSAL 1 - ELECTION OF DIRECTORS", the section entitled "OTHER EXECUTIVE OFFICERS OF THE COMPANY", and the section entitled "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and is incorporated herein by reference thereto.


ITEM 11.  EXECUTIVE COMPENSATION

The information required is set forth in the Company's definitive Proxy Statement in the section entitled "EXECUTIVE OFFICER COMPENSATION" and is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is set forth in the Company's definitive Proxy Statement under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS" and is incorporated herein by reference thereto.


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

          The following consolidated financial statements of the Company are incorporated herein by reference to the Company's Annual Report:

          Report of Ernst & Young LLP Independent Auditors

          Consolidated Statements of Income - For the Years ended May 31, 2001, 2000, and 1999

          Consolidated Balance Sheets - May 31, 2001 and 2000

          Consolidated Statements of Stockholders' Equity - For the Years ended May 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows - For the Years ended May 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements

     2. Financial statement schedules required to be filed by Item 8 of this Form include Schedule II - Valuation and Qualifying Accounts, which is included at Item 14(d). All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

     3.   Exhibits

     (3) (a) Certificate of Incorporation, as amended, is incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibits 3.1 through 3.5, Form 8-K filed with the Commission on October 22, 1986, Form 10-Q filed with the Commission on January 12, 1989, Form 10-Q filed with the Commission on January 13, 1993, Form 10-Q filed with the Commission on January 10, 1996, Form 10-Q filed with the Commission on October 14, 1997, and Form 10-Q filed with the Commission on December 16, 1999.

     (3) (b) By-Laws, as amended, are incorporated herein by reference to the Company's Registration Statement No. 2-85103, Exhibit 3.6.

     (10)(a) Paychex, Inc. 1987 Stock Incentive Plan is incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-17780.

     (10)(b) Paychex, Inc. 1992 Stock Incentive Plan is incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-52772.

     (10)(c) Paychex, Inc. 1995 Stock Incentive Plan is incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-64389.

     (10)(d) Paychex, Inc. 1998 Stock Incentive Plan is incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 333-65191.

     (10)(e) Paychex, Inc. Section 401(k) Incentive Retirement Plan is incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 333-84055.

     (10)(f)  Paychex, Inc. - Pay-Fone Systems, Inc. 1993, 1990, 1987, 1983,
              1981 Incentive Stock Option Plans and Director Non-Qualified Stock Option Agreements are incorporated herein by reference to the Company's Registration Statement on Form S-8, No. 33-60255.

     (10)(g) Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2002 is filed herewith.

     (13) Portions of the Annual Report to Stockholders for the Fiscal Year ended May 31, 2001. Such report, except for the portions thereof which are expressly incorporated by reference in this filing, is furnished for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)     Subsidiaries of the Registrant.

     (23)     Consent of Independent Auditors.

     (24)     Power of Attorney.

     (99) "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

(b)  Reports on Form 8-K

     (1) The Company filed a Form 8-K on June 25, 2001, that included the Company's May 31, 2001 year-end earnings press release and a preliminary Management's Discussion and Analysis of the Financial Condition and Results of Operations for the years ended May 31, 2001, 2000, and 1999.

(d)  Schedule II - Valuation and Qualifying Accounts

                                  Paychex, Inc.
                  Consolidated Financial Statement Schedule
                           For the year ended May 31,
                                 (In thousands)

                                          Additions
                          Balance at     Charged to                  Balance at
                           Beginning      Costs and                         End
Description                  of Year       Expenses     Deductions      of Year
-----------------------   ----------     ----------     ----------   ----------
2001
Allowance for bad debts       $3,253         $1,413         $1,301*      $3,365

2000
Allowance for bad debts       $2,395         $1,872         $1,014*      $3,253

1999
Allowance for bad debts       $1,750         $1,886         $1,241*      $2,395



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

Dated:  August 24, 2001    By: /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  August 24, 2001  By:  /s/ B. Thomas Golisano
                              -----------------------------
                              B. Thomas Golisano, Chairman, President,
                              and Chief Executive Officer and Director

Dated:  August 24, 2001  By:  /s/ Steven D. Brooks*
                              -------------------------------
                              Steven D. Brooks, Director

Dated:  August 24, 2001  By:  /s/ G. Thomas Clark*
                              -------------------------------
                              G. Thomas Clark, Director

Dated:  August 24, 2001  By:  /s/ David J.S. Flaschen*
                              -------------------------------
                              David J.S. Flaschen, Director

Dated:  August 24, 2001  By:  /s/ Phillip Horsley*
                              -------------------------------
                              Phillip Horsley, Director

Dated:  August 24, 2001  By:  /s/ Grant M. Inman*
                              -------------------------------
                              Grant M. Inman, Director

Dated:  August 24, 2001  By:  /s/ Harry P. Messina, Jr.*
                              -------------------------------
                              Harry P. Messina, Jr., Director

Dated:  August 24, 2001  By:  /s/ J. Robert Sebo*
                              -------------------------------
                              J. Robert Sebo, Director

Dated:  August 24, 2001  By:  /s/ Joseph M. Tucci*
                              -------------------------------
                              Joseph M. Tucci, Director

Dated:  August 24, 2001  By:  /s/ John M. Morphy
                              -------------------------------
                              John M. Morphy, Vice President, Chief Financial Officer and Secretary
                              (Principal Accounting Officer)

                           *By: /s/ B. Thomas Golisano
                              -------------------------------
                              B. Thomas Golisano, as Attorney-in-Fact