Form 10-Q
period 2001-08-31
PAYCHEX INC
filed 2001-09-20
CIK 723531

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001
                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________ to ______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                  374,300,271  Shares
----------------------------         ------------------------------------
           CLASS                        OUTSTANDING AT AUGUST 31, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  PAYCHEX, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                       For the three months ended
                                                                            ----------------------------------------
                                                                                    August 31,           August 31,
                                                                                          2001                 2000
--------------------------------------------------------------------------------------------------------------------
Revenues:
  Service revenues                                                                    $216,176             $186,470
  Interest on funds held for clients                                                    18,638               17,413
                                                                           -----------------------------------------
  Total revenues                                                                       234,814              203,883

Operating costs                                                                         53,756               45,927
Selling, general and administrative expenses                                            87,296               79,130
                                                                           -----------------------------------------
Operating income                                                                        93,762               78,826

Investment income                                                                        7,527                5,534
                                                                           -----------------------------------------
Income before income taxes                                                             101,289               84,360

Income taxes                                                                            31,096               25,730
                                                                           -----------------------------------------
Net income                                                                            $ 70,193             $ 58,630
                                                                           =========================================

Basic earnings per share                                                              $    .19             $    .16
                                                                           -----------------------------------------

Diluted earnings per share                                                            $    .19             $    .16
                                                                           -----------------------------------------

Weighted-average common shares outstanding                                             373,978              372,015
                                                                           -----------------------------------------

Weighted-average shares assuming dilution                                              377,747              377,165
                                                                           -----------------------------------------

Cash dividends per common share                                                       $    .09             $    .06
--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



                                  PAYCHEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                      August 31,           May 31,
                                                                                            2001              2001
                                                                                     (Unaudited)         (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                             $   59,325        $   45,784
Corporate investments                                                                    593,649           568,217
Interest receivable                                                                       23,276            28,281
Accounts receivable                                                                      112,682           100,640
Prepaid expenses and other current assets                                                  8,227             7,306
                                                                             --------------------------------------
Current assets before funds held for clients                                             797,159           750,228

Funds held for clients                                                                 1,879,740         2,041,045
                                                                             --------------------------------------
Total current assets                                                                   2,676,899         2,791,273

Property and equipment - net                                                              96,699            96,078
Intangible assets - net                                                                    9,476             9,612
Deferred income taxes                                                                        266             1,361
Other assets                                                                               8,909             8,872
                                                                             --------------------------------------
Total assets                                                                          $2,792,249        $2,907,196
-------------------------------------------------------------------------------------------------------------------

LIABILITIES
Accounts payable                                                                      $   13,136        $   16,377
Accrued compensation and related items                                                    33,087            57,418
Deferred revenue                                                                           3,239             4,421
Accrued income taxes                                                                      22,877             9,783
Deferred income taxes                                                                     12,993             4,996
Other current liabilities                                                                 20,920            19,282
                                                                             --------------------------------------
Current liabilities before client fund deposits                                          106,252           112,277

Client fund deposits                                                                   1,864,581         2,031,565
                                                                             --------------------------------------
Total current liabilities                                                              1,970,833         2,143,842
Long-term liabilities                                                                      5,682             5,512
                                                                             --------------------------------------
Total liabilities                                                                      1,976,515         2,149,354

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 600,000 authorized shares
    Issued:  374,300 at August 31, 2001 and 373,647 at May 31, 2001                        3,743             3,736
Additional paid-in capital                                                               153,982           139,897
Retained earnings                                                                        637,656           601,142
Accumulated other comprehensive income                                                    20,353            13,067
                                                                             --------------------------------------
Total stockholders' equity                                                               815,734           757,842
                                                                             --------------------------------------
Total liabilities and stockholders' equity                                            $2,792,249        $2,907,196
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.


                                  PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                        For the three months ended
                                                                             --------------------------------------
                                                                                      August 31,        August 31,
                                                                                            2001              2000
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                            $  70,193         $  58,630
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation and amortization on depreciable and intangible assets                    7,130             6,272
    Amortization of premiums and discounts on available-for-sale securities               3,941             3,037
    Provision for deferred income taxes                                                   5,042             3,015
    Provision for bad debts                                                                 262               488
    Net realized (gains)/losses on sales of available-for-sale
      securities                                                                         (4,172)              177
    Changes in operating assets and liabilities:
      Interest receivable                                                                 5,005             1,983
      Accounts receivable                                                               (12,304)           (6,850)
      Prepaid expenses and other current assets                                            (921)             (169)
      Accounts payable and other current liabilities                                     (6,211)            6,697
      Net change in other assets and liabilities                                            109               310
                                                                            --------------------------------------
Net cash provided by operating activities                                                68,074            73,590
                                                                             --------------------------------------

INVESTING ACTIVITIES
  Purchases of available-for-sale securities                                           (316,007)         (196,941)
  Proceeds from sales of available-for-sale securities                                  267,415            87,982
  Proceeds from maturities of available-for-sale securities                              14,730             8,420
  Net change in funds held for clients' money market securities and other
    cash equivalents                                                                    181,328            57,348
  Net change in client fund deposits                                                   (166,984)           (1,694)
  Purchases of property and equipment                                                    (7,154)           (6,066)
  Proceeds from sale of property and equipment                                                5                 3
  Purchases of other assets                                                                (564)           (2,994)
                                                                             --------------------------------------
Net cash used in investing activities                                                   (27,231)          (53,942)
                                                                             --------------------------------------

FINANCING ACTIVITIES
  Dividends paid                                                                        (33,679)          (22,334)
  Proceeds from exercise of stock options                                                 6,377             3,553
                                                                             --------------------------------------
Net cash used in financing activities                                                   (27,302)          (18,781)
                                                                             --------------------------------------

Increase in cash and cash equivalents                                                    13,541               867
Cash and cash equivalents, beginning of period                                           45,784            47,136
                                                                             --------------------------------------
Cash and cash equivalents, end of period                                              $  59,325         $  48,003
-------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                  PAYCHEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 August 31, 2001

Note A:  Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2002.

Service revenues are recognized in the period services are rendered and earned. PEO revenues are included in service revenues and are reported net of direct costs billed and incurred. Direct costs billed and incurred include wages, taxes, benefit premiums and claims of worksite employees and totaled $234.8 million and $193.8 million for the quarter ended August 31, 2001 and 2000, respectively. Paychex provides delivery service for many of its client's payrolls. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned on Taxpay and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new Payroll clients, 401(k) Recordkeeping clients and new PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted these standards in the first quarter of fiscal 2002. Adoption of these standards did not have a material impact on the results of operations or financial position of the Company.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company's Annual Report on Form 10-K for the year ended May 31, 2001. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note B:  Segment Financial Information

The Company is a national provider of payroll, human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

During the second half of fiscal 2001, the Company completed consolidation efforts to streamline certain operations and improve customer service. These efforts resulted in certain service operations supporting multiple products for both Payroll and Human Resource and Benefits product lines. Due to these changes, the Company no longer prepares internal reporting reflecting the operating results of the Payroll and Human Resource and Benefits segments. As a result, in fiscal 2002, the Company changed its segment reporting from two segments to one segment based upon the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

Note C:  Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                          For the three months ended
                                                                           ------------------------------------------
(In thousands, except per share                                                     August 31,            August 31,
    amounts)                                                                              2001                  2000
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Net income                                                                          $ 70,193              $ 58,630
                                                                           ------------------------------------------
  Weighted-average common shares outstanding                                           373,978               372,015
                                                                           ------------------------------------------
  Basic earnings per share                                                            $    .19              $    .16
                                                                           ------------------------------------------

Diluted earnings per share:
  Net income                                                                          $ 70,193              $ 58,630
                                                                           ------------------------------------------
  Weighted-average common shares outstanding                                           373,978               372,015
  Net effect of dilutive stock options at
    average market prices                                                                3,769                 5,150
                                                                           ------------------------------------------
  Weighted-average shares assuming dilution                                            377,747               377,165
                                                                           ------------------------------------------
  Diluted earnings per share                                                          $    .19              $    .16
---------------------------------------------------------------------------------------------------------------------


For the three months ended August 31, 2001 and 2000, weighted-average anti-dilutive stock options to purchase shares of common stock in the amount of 1,419,000 and 403,000, respectively, were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three months ended August 31, 2001, stock options were exercised for 653,000 shares of the Company's common stock.

Note D:  Funds Held for Clients and Corporate Investments

------------------------------------------------------------------------------------------------------------------

                                            ----------------------------------------------------------------------
(In thousands)                                                 August 31, 2001                       May 31, 2001
                                                                   (Unaudited)                          (Audited)
                                            ----------------------------------------------------------------------
Type of issue:                                          Cost        Fair value             Cost        Fair value
                                            ----------------------------------------------------------------------
Money market securities and other cash
  equivalents                                     $1,085,370        $1,085,370       $1,266,698        $1,266,698
Available-for-sale securities:
  General obligation municipal
    bonds                                            658,659           674,153          582,249           590,806
  Pre-refunded municipal bonds                       246,053           251,932          293,109           298,058
  Revenue municipal bonds                            448,405           458,849          443,667           450,635
  Other securities                                        20                58               20                64
                                            ----------------------------------------------------------------------
 Total available-for-sale securities               1,353,137         1,384,992        1,319,045         1,339,563
 Other                                                 3,328             3,027            3,099             3,001
                                            ----------------------------------------------------------------------
 Total funds held for clients
   and corporate investments                      $2,441,835        $2,473,389       $2,588,842        $2,609,262
------------------------------------------------------------------------------------------------------------------
 Classification of investments on
   Consolidated Balance Sheets:
     Funds held for clients                       $1,864,581        $1,879,740       $2,031,565        $2,041,045
     Corporate investments                           577,254           593,649          557,277           568,217
                                            ----------------------------------------------------------------------
  Total funds held for clients and
    corporate investments                         $2,441,835        $2,473,389       $2,588,842        $2,609,262
------------------------------------------------------------------------------------------------------------------

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At August 31, 2001, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk, and, therefore, adopting Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" had no impact on the results of operations or financial condition of the Company for the first quarter of fiscal 2002.

Note E:  Property and Equipment - Net

-------------------------------------------------------------------------------------------------------------------
                                                                                      August 31,           May 31,
                                                                                            2001              2001
(In thousands)                                                                       (Unaudited)         (Audited)
-------------------------------------------------------------------------------------------------------------------
Land and improvements                                                                   $  3,040          $  2,919
Buildings and improvements                                                                36,941            36,923
Data processing equipment and software                                                   110,461           106,359
Furniture, fixtures and equipment                                                         77,102            75,243
Leasehold improvements                                                                    13,202            12,545
                                                                             --------------------------------------
                                                                                         240,746           233,989
Less:  accumulated depreciation and amortization                                         144,047           137,911
                                                                             --------------------------------------
Property and equipment - net                                                            $ 96,699          $ 96,078
-------------------------------------------------------------------------------------------------------------------


Note F:  Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component reported in accumulated other comprehensive income in the Consolidated Balance Sheets for the Company. Comprehensive income, net of related tax effects, is as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                                          For the three months ended
                                                                               --------------------------------------
                                                                                        August 31,        August 31,
(In thousands)                                                                                2001              2000
---------------------------------------------------------------------------------------------------------------------
Net income                                                                                 $70,193           $58,630
Unrealized gains on securities, net of
    reclassification adjustments                                                             7,286            11,341
                                                                               --------------------------------------
Total comprehensive income                                                                 $77,479           $69,971
---------------------------------------------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months ended August 31, 2001 (fiscal 2002) and 2000 (fiscal 2001), and its financial condition at August 31, 2001 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying August 31, 2001 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the "Other" section of this review under the sub-heading "Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995."



RESULTS OF OPERATIONS

For the first quarter of fiscal 2002, the Company generated record total revenues, net income and diluted earnings per share. These results were closely aligned with management's expectations as described in the Company's fiscal 2001 year-end disclosures.

----------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
For the three months ended August 31,                             2001        Change                2000       Change
----------------------------------------------------------------------------------------------------------------------
Revenues:
  Payroll                                                     $189,430         15.1%            $164,521        18.6%
  Human Resource and Benefits                                   26,746         21.9%              21,949        41.9%
                                                     -----------------------------------------------------------------
  Total service revenues                                       216,176         15.9%             186,470        20.9%
  Interest on funds held for clients                            18,638          7.0%              17,413        42.6%
                                                     -----------------------------------------------------------------
  Total revenues                                               234,814         15.2%             203,883        22.5%
Combined operating and SG&A expenses                           141,052         12.8%             125,057        16.1%
                                                     -----------------------------------------------------------------
Operating income                                                93,762         18.9%              78,826        34.3%
Investment income                                                7,527         36.0%               5,534        50.1%
                                                     -----------------------------------------------------------------
Income before income taxes                                     101,289         20.1%              84,360        35.3%
Income taxes                                                    31,096         20.9%              25,730        33.1%
                                                     -----------------------------------------------------------------
Net income                                                    $ 70,193         19.7%            $ 58,630        36.2%
                                                     -----------------------------------------------------------------
Diluted earnings per share                                    $    .19         18.8%            $    .16        33.3%
                                                     -----------------------------------------------------------------
Operating income as a % of total revenues                        39.9%                             38.7%
Net income as a % of total revenues                              29.9%                             28.8%
----------------------------------------------------------------------------------------------------------------------

Total revenues are comprised of Payroll and Human Resource and Benefits service revenues and interest on funds held for clients. Payroll service revenues are earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex (Service
Mark) and Access Card products. The 15% increase in Payroll service revenues in the first quarter of fiscal 2002 compared with the prior year quarter is attributable to the addition of new clients, new services, price increases and increased utilization of ancillary services by both new and existing clients. As of August 31, 2001 83% of Paychex clients utilized Taxpay, the Company's tax filing and payment feature, compared with 82% utilization at August 31, 2000. Client utilization of the Taxpay product is expected to mature in the range of 83% to 87%. The Company's Employee Pay Services was utilized by 54% of its clients at August 31, 2001 compared with 48% utilization at August 31, 2000.

The Company believes Payroll service revenue growth in the first quarter was impacted by slowing economic conditions that contributed to a decrease in average check volume per client. The Company expects this trend to continue and currently projects Payroll service revenue growth to be in the range of 13% to 15% for full year fiscal 2002.

Human Resource and Benefits service revenue increased 22% in the first quarter of fiscal 2002 compared with the prior year quarter. This increase is primarily related to an increase in clients for 401(k) Recordkeeping, Workers' Compensation Insurance Administration and Section 125 Plan Administration services, and an increase in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in 401(k) clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. 401(k) Recordkeeping revenues in the first quarter of fiscal 2002 were $12.3 million, a 26% increase over $9.8 million for the prior year quarter. Full year fiscal 2002's Human Resource and Benefits service revenue is expected to grow at a rate in excess of 25%.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. This product was introduced in May 2000 and was available nationwide by the end of fiscal 2001. The Company's PEO product provides the same bundled services as the PAS product, but as a co-employer of the client's employees. The PEO service is available primarily in the states of Florida and Georgia where PEOs are popular and operate under a favorable regulatory environment. Sales of the PAS and PEO products have been strong with administrative fee revenue from these products increasing 48% in the first quarter of fiscal 2002 compared with the prior year first quarter.

Interest on funds held for clients increased 7% for the first quarter compared with the prior year quarter. This increase is the result of net realized gains on the sale of available-for-sale securities and higher average daily portfolio balances offset by lower interest rates in the fiscal 2002 first quarter. In the first quarter of fiscal 2002, net realized gains on the sale of available-for-sale securities were $3.2 million compared with net realized losses of $.1 million in the prior year quarter. The average daily portfolio balance totaled $1.7 billion and $1.4 billion in the first quarter of fiscal 2002 and 2001, respectively. The increase reflects higher utilization of Taxpay and Employee Pay Services by new and existing clients. Market rates of interest have declined significantly with the Federal Funds rate decreasing 3.0 percentage points from January 2001 through August 2001. On September 17, 2001, the Federal Funds rate was decreased an additional 50 basis points. Due to the decrease in interest rates and subject to potential further interest rate reductions, the Company anticipates that interest on funds held for clients for the full year fiscal 2002 will be lower than in fiscal 2001. The impact of decreases in interest rates on comparisons of interest on funds held for clients will be higher in the second half of fiscal 2002. Refer to the "Market Risk Factors" section of this review for further discussion of interest rates and related risks.

Total revenue growth including service revenue and interest on funds held for clients for the full year fiscal 2002 is currently expected to be in the range of 13% to 15%.

Operating costs increased 17% and selling, general and administrative (SG&A) expenses increased 10% in the first quarter of fiscal 2002 compared with the prior year period. Combined operating and SG&A expenses increased 13% in the first quarter compared with the prior year quarter. This reflects increases in personnel, information technology and facility costs necessary to support the growth of the Company. At August 31, 2001 the Company had approximately 7,300 employees compared with approximately 6,500 at August 31, 2000. To improve overall customer service, the Company implemented an initiative to decrease the number of clients serviced per payroll specialist in fiscal 2001. Salaries of payroll specialists were increased in an effort to improve retention. Also, during fiscal 2001, the Company increased personnel necessary to service the Company's PAS product. These initiatives were implemented throughout fiscal 2001, and the impact of the higher expenses on year-over-year growth rates will be less in the second half of fiscal 2002. For the full year fiscal 2002, combined operating and SG&A expenses are expected to grow at a rate comparable with or slightly lower than in fiscal 2001.

Investment income represents earnings from the Company's cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The 36% increase in investment income is primarily due to net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances offset by lower interest rates in the fiscal 2002 first quarter. Net realized gains included in investment income were $1.0 million for the first quarter of fiscal 2002 compared with net realized losses of $.1 million in the prior year period. Average daily balances invested were $.6 billion and $.5 billion for the first quarter of fiscal 2002 and 2001, respectively. The increase in the average portfolio balances was driven by additional net cash inflows from operations. As a result of the decrease in interest rates and subject to potential further rate reductions, investment income for the full year in fiscal 2002 is expected to grow at a rate significantly lower than in the prior year. The impact of decreases in interest rates on comparisons of investment income will be higher in the second half of fiscal 2002. Refer to the "Market Risk Factors" section of this review for further discussion of interest rates and the related risks.

The decreases in interest rates have resulted in an increase in the market value of the Company's available-for-sale portfolios. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $31.9 million at August 31, 2001 and $20.5 million at May 31, 2001 compared with unrealized losses of $13.4 million at May 31, 2000.

The effective income tax rate was 30.7% in the first quarter of fiscal 2002 compared with 30.5% in the prior year first quarter. The full year fiscal 2002's effective income tax rate is expected to be in the range of 30.5% to 31.0%.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

------------------------------------------------------------------------------------------------------------------
(In thousands)
For the three months ended August 31,                           2001        Change             2000        Change
------------------------------------------------------------------------------------------------------------------
Operating cash flows                                         $68,074         -7.5%          $73,590         21.4%
------------------------------------------------------------------------------------------------------------------


The decrease in operating cash flows for the first quarter of fiscal 2002 reflects higher cash from net income offset by higher cash used for working capital purposes. The higher use of working capital was related primarily to the timing of payments for PEO and PAS client employee payroll liabilities and other liabilities. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At August 31, 2001 the Company had $653.0 million in available cash and corporate investments. The Company also has $140 million of available, uncommitted, unsecured lines of credit and $350 million available under an uncommitted, secured line of credit.

Investing activities

------------------------------------------------------------------------------------------------------------------
(In thousands)
For the three months ended August 31,                          2001         Change            2000         Change
------------------------------------------------------------------------------------------------------------------
Net funds held for clients and corporate investment
   activities                                              $(19,518)        -56.5%        $(44,885)         77.4%
Purchases of property and equipment                          (7,154)         17.9%          (6,066)         -1.5%
Proceeds from the sale of property and equipment                  5          66.7%               3         -99.8%
Purchases of other assets                                      (564)        -81.2%          (2,994)        604.5%
                                                      ------------------------------------------------------------
Net cash used in investing activities                      $(27,231)        -49.5%        $(53,942)         75.8%
------------------------------------------------------------------------------------------------------------------

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. Corporate investments have increased due to the investment of growing cash balances provided by operating activities less purchases of property and equipment and dividend payments. At August 31, 2001 the total available-for-sale portfolio, including funds held for clients and corporate investments, had a market value exceeding the cost basis by $31.9 million. Additional discussion of interest rates and related risks is included in the "Market Risk Factors" section of this review.

Purchases of property and equipment: To support the Company's continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2002 are expected to be in the range of $50 million to $55 million including additional expenditures anticipated for a new data center in Rochester, New

York. Fiscal 2002 depreciation expense is projected to be in the range of $28 million to $30 million.


Financing activities

------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
For the three months ended August 31,                           2001        Change             2000        Change
------------------------------------------------------------------------------------------------------------------
Dividends paid                                             $(33,679)         50.8%        $(22,334)         51.1%
Proceeds from exercise of stock options                       6,377          79.5%           3,553         150.7%
                                                      ------------------------------------------------------------
Net cash used in financing activities                      $(27,302)         45.4%        $(18,781)         40.5%
                                                      ------------------------------------------------------------
Cash dividends per common share                            $    .09          50.0%        $    .06          50.0%
------------------------------------------------------------------------------------------------------------------


Dividends paid: During the quarter ended August 31, 2001, the Company's Board of Directors declared a dividend in the amount of $.09 per share, which was paid August 15, 2001 to shareholders of record as of August 1, 2001. The increase in dividend payments compared to the prior year quarter is the result of a 50% increase in the dividend per share amount approved by the Board of Directors in October 2000. Future dividends are dependent on teh Company's future earnings and cash flow.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to an increase in the number of shares exercised and higher comparable exercise prices per share. The Company has recognized a tax benefit from the exercise of stock options of $7.7 million and $5.5 million for the three months ended August 31, 2001 and 2000, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

MARKET RISK FACTORS

Interest Rate Risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The Company's available-for-sale debt securities are exposed to interest rate risk as interest rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. Decreases in interest rates normally increase the market value of the available-for-sale securities, while increases in interest rates decrease the market value of the available-for-sale securities. The Company's available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Decreases in interest rates quickly decrease earnings from short-term funds, and over time decrease earnings from the available-for-sale securities portfolio. Increases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. The immediate impact of changing interest rates on earnings from short-term funds may be temporarily offset by realized gains or losses from transactions in the Company's available-for-sale portfolio. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for the next twelve-month period.

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


The recent trend in interest rates has been toward interest rate reductions. The following table summarizes recent changes in the Federal funds rate:

----------------------------------------------------------------------------------------------------------------
                                                             Fiscal Year 2002     Fiscal Year       Fiscal Year
                                                                 Year-to-date           Ended             Ended
                                                                                 May 31, 2001      May 31, 2000
----------------------------------------------------------------------------------------------------------------
Federal funds rate - beginning of period                                4.00%           6.50%             4.75%
Rate increase/(decrease):
  First quarter                                                         (.50)             --               .50
  Second quarter                                                      **(.50)             --               .25
  Third quarter                                                           N/A          (1.00)              .25
  Fourth quarter                                                          N/A          (1.50)              .75
                                                          ------------------------------------------------------
Federal funds rate - end of period                                      3.00%           4.00%             6.50%
----------------------------------------------------------------------------------------------------------------
Three-Year "AAA" Municipal Securities Yield - end of
   period                                                               2.93%           3.44%             4.96%
----------------------------------------------------------------------------------------------------------------

**On September 17, 2001 the Federal Open Market Committee announced a decrease in the Federal Funds rate by 50 basis points to 3.0%.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short- and intermediate-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects the Company's tax-exempt interest rates by approximately 17 basis points. Realized gains are more prevalent in a decreasing rate environment and realized losses are more prevalent in an increasing rate environment. During the first quarter of fiscal 2002, the Company's total investment portfolio averaged approximately $2.3 billion and is expected to average $2.6 billion for the full year fiscal 2002. The Company's normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than thirty days and 50% invested in intermediate-term municipal securities with an average duration of three years.

At August 31, 2001, the available-for-sale securities portfolio included unrealized gains of $31.9 million, compared with the portfolio at May 31, 2001, which included unrealized gains of $20.5 million. The decreasing interest rate environment is driving the improvement in the market value of the available-for-sale portfolio. As of August 31, 2001 and May 31, 2001, the Company had $1.4 billion and $1.3 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 4.1% and 4.3%, respectively. Assuming a hypothetical decrease in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential increase in fair value for the portfolio of securities at August 31, 2001 would be in the range of $8 million to $9 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations.


Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2001, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

OTHER

Stock Market Volatility: The market price of the Company's common stock could be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in financial estimates by securities analysts, economic conditions, price and volume fluctuations in the stock market that are not directly related to the Company's operating performance, and other factors and events which are beyond the Company's control. These factors can lead to fluctuations in the Company's quoted stock price on the NASDAQ market and the related market capitalization for the Company.

Catastrophic Events: On September 11, 2001 the United States was subject to terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington D.C. Paychex operations experienced minimal disruption as a result of this tragic event and all Paychex locations have returned to normal operations. At this time, the potential near- and long-term impact this event may have in regards to the Company's third-party service providers and clients, markets for the Company's investment portfolios, markets for the Company's services and the U.S. economy are uncertain. As a result, there can be no assurance that there will not be any adverse effects on the Company due to this significant event.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted these standards in the first quarter of fiscal 2002. Adoption of these standards did not have a material impact on the results of operations or financial position of the Company.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect," "expected to," "estimates," "we look forward to," "would equate to," "projects," "projected to be," "anticipates," "we believe," "could be" and other similar phrases. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, general market and economic conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology, and communication systems; stock market volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Factors" under ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  None

(b) Reports on Form 8-K:

     (1) The Company filed a report on Form 8-K on June 25, 2001 that included the Company's press release dated June 25, 2001 reporting the Company's results of operations for the fourth quarter and year ended May 31, 2001 and a preliminary Management's Discussion and Analysis of Results of Operating and Financial Condition for the fiscal years ended May 31, 2001, 2000, and 1999, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PAYCHEX, INC.

Date:  September 20, 2001                        /s/ B. Thomas Golisano
                                                -----------------------
                                                 B. Thomas Golisano
                                                 Chairman, President and
                                                 Chief Executive Officer

Date:  September 20, 2001                        /s/ John M. Morphy
                                                -----------------------
                                                 John M. Morphy
                                                 Vice President, Chief
                                                 Financial Officer and Secretary