Form 10-Q
period 2001-11-30
PAYCHEX INC
filed 2001-12-19
CIK 723531

1

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001
                                       OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

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

                                 (585) 385-6666
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                374,740,379  Shares
----------------------------     -----------------------------------------

       CLASS                            OUTSTANDING AT NOVEMBER 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  PAYCHEX, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)
--------------------------------------------------------------------------------
                                            For the three      For the six
                                            months ended       months ended
                                      November   November   November   November
                                           30,        30,        30,        30,
                                          2001       2000       2001       2000
--------------------------------------------------------------------------------

Revenues:
  Service revenues                    $217,509   $190,745   $433,685   $377,215
  Interest on funds held for
   clients                              15,479     17,353     34,117     34,766
                                      ------------------------------------------
  Total revenues                       232,988    208,098    467,802    411,981

Operating costs                         54,731     47,095    108,487     93,022
Selling, general and administrative
   expenses                             87,174     77,578    174,470    156,708
                                      ------------------------------------------
Operating income                        91,083     83,425    184,845    162,251

Investment income                        8,191      5,965     15,718     11,499
                                      ------------------------------------------
Income before income taxes              99,274     89,390    200,563    173,750

Income taxes                            30,576     27,264     61,672     52,994
                                      ------------------------------------------
Net income                            $ 68,698   $ 62,126   $138,891   $120,756
                                      ==========================================

Basic earnings per share              $    .18   $    .17   $    .37   $    .32
                                      ------------------------------------------

Diluted earnings per share            $    .18   $    .16   $    .37   $    .32
                                      ------------------------------------------

Weighted-average common shares
   outstanding                          374,512   372,618    374,237    372,326
                                      ------------------------------------------

Weighted-average shares  assuming
   dilution                             377,614   377,839    377,672    377,511
                                      ------------------------------------------

Cash dividends per common share       $     .11  $    .09   $    .20   $    .15
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



                                  PAYCHEX, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
--------------------------------------------------------------------------------
                                                 November 30,           May 31,
                                                        2001              2001
                                                  (Unaudited)         (Audited)
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                         $   96,290        $   45,784
Corporate investments                                563,893           568,217
Interest receivable                                   24,646            28,281
Accounts receivable                                  112,911           100,640
Prepaid expenses and other current assets              8,330             7,306
                                                --------------------------------
Current assets before funds held for clients         806,070           750,228

Funds held for clients                             1,841,370         2,041,045
                                                --------------------------------
Total current assets                               2,647,440         2,791,273

Property and equipment - net                         107,071            96,078
Intangible assets - net                                9,316             9,612
Deferred income taxes                                     --             1,361
Other assets                                           8,713             8,872
                                                --------------------------------
Total assets                                      $2,772,540        $2,907,196
--------------------------------------------------------------------------------

LIABILITIES
Accounts payable                                  $   12,179        $   16,377
Accrued compensation and related items                38,718            57,418
Deferred revenue                                       3,344             4,421
Accrued income taxes                                   3,196             9,783
Deferred income taxes                                 17,843             4,996
Other current liabilities                             15,203            19,282
                                                --------------------------------
Current liabilities before client fund deposits       90,483           112,277

Client fund deposits                               1,829,619         2,031,565
                                                --------------------------------
Total current liabilities                          1,920,102         2,143,842

Long-term liabilities                                  5,866             5,512
                                                --------------------------------
Total liabilities                                  1,925,968         2,149,354

STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 600,000
  authorized shares
  Issued:  374,740 at November 30, 2001
  and 373,647 at May 31, 2001                          3,747             3,736
Additional paid-in capital                           161,535           139,897
Retained earnings                                    665,145           601,142
Accumulated other comprehensive income                16,145            13,067
                                                --------------------------------
Total stockholders' equity                           846,572           757,842
                                               ---------------------------------
Total liabilities and stockholders' equity        $2,772,540        $2,907,196
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.



                                  PAYCHEX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
--------------------------------------------------------------------------------
                                                      For the six months ended
                                                    November 30, November  30,
                                                            2001          2000
--------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                             $ 138,891     $ 120,756
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization on
      depreciable and intangible assets                   14,490        12,574
    Amortization of premiums and discounts on
      available-for-sale securities                        8,017         6,150
    Provision for deferred income taxes                   12,670         7,315
    Provision for bad debts                                  537           880
    Net realized (gains) / losses on sales
      of available-for-sale securities                    (8,164)          431
    Changes in operating assets and liabilities:
      Interest receivable                                  3,635          (861)
      Accounts receivable                                (12,808)      (21,523)
      Prepaid expenses and other current assets           (1,024)          309
      Accounts payable and other current
        liabilities                                      (20,610)        4,360
      Net change in other assets and liabilities             223           549
                                                    ----------------------------
Net cash provided by operating activities                135,857       130,940
                                                    ----------------------------

INVESTING ACTIVITIES
 Purchases of available-for-sale securities             (534,896)     (368,215)
 Proceeds from sales of available-for-sale securities    508,747       189,267
 Proceeds from maturities of available-for-sale
   securities                                             20,630        12,590
 Net change in funds held for clients' money market
   securities and other cash equivalents                 214,576        31,035
 Net change in client fund deposits                     (201,946)       57,039
 Purchases of property and equipment                     (26,092)      (16,714)
 Proceeds from sale of property and equipment                  9             3
 Purchases of other assets                                (1,112)       (3,489)
                                                    ----------------------------
Net cash used in investing activities                    (20,084)      (98,484)
                                                    ----------------------------

FINANCING ACTIVITIES
 Dividends paid                                          (74,888)      (55,883)
 Proceeds from exercise of stock options                   9,621         8,852
                                                    ----------------------------
Net cash used in financing activities                    (65,267)      (47,031)
                                                    ----------------------------

Increase (decrease) in cash and cash equivalents          50,506       (14,575)
Cash and cash equivalents, beginning of period            45,784        47,136
                                                    ----------------------------
Cash and cash equivalents, end of period               $  96,290     $  32,561
--------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                                  PAYCHEX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                November 30, 2001

Note A:  Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the six months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2002.

Service revenues are recognized in the period services are rendered and earned. PEO revenues are included in service revenues and are reported net of direct costs billed and incurred. Direct costs billed and incurred include wages, taxes, benefit premiums and claims of worksite employees and totaled $247.2 million and $208.1 million for the three months ended November 30, 2001 and 2000, respectively, and $482.0 million and $401.9 million for the six months ended November 30, 2001 and 2000, respectively. Paychex provides delivery service for many of its clients' payrolls. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned on Taxpay(Registered Trademark) and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income, as the collection, holding and remittance of these funds is a critical component of providing these particular product services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

There is no significant seasonality to the Company's business. However, during the third fiscal quarter, the number of new Payroll clients, Retirement Services clients and new PAS and PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The

Company adopted these standards in the first quarter of fiscal 2002. Adoption of these standards did not have a material impact on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement, but does not believe adoption of this Statement will result in a material impact to its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning June 1, 2002. The Company is currently evaluating the provisions of this statement, but does not anticipate that adoption will result in a material impact to its results of operations or financial position.

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

Note C:  Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

--------------------------------------------------------------------------------
                                          For the three         For the six
                                           months ended         months ended
                                       November   November  November   November
(In thousands, except per                   30,        30,       30,        30,
   share amounts)                          2001       2000      2001       2000
--------------------------------------------------------------------------------

Basic earnings per share:
  Net income                           $ 68,698   $ 62,126  $138,891   $120,756
                                      ------------------------------------------
  Weighted-average common shares
    outstanding                         374,512    372,618   374,237    372,326
                                      ------------------------------------------
  Basic earnings per share             $    .18   $    .17  $    .37   $    .32
                                      ------------------------------------------

Diluted earnings per share:
  Net income                           $ 68,698   $ 62,126  $138,891   $120,756
                                      ------------------------------------------
  Weighted-average common shares
    outstanding                         374,512    372,618   374,237    372,326
  Net effect of dilutive stock options
    at average market prices              3,102      5,221     3,435      5,185
                                      ------------------------------------------
  Weighted-average shares assuming
    dilution                            377,614    377,839   377,672    377,511
                                      ------------------------------------------
  Diluted earnings per share           $    .18   $    .16  $    .37   $    .32
--------------------------------------------------------------------------------
  Weighted-average anti-dilutive stock
    options                               1,717          -     1,568        201
--------------------------------------------------------------------------------

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and six months ended November 30, 2001, stock options were exercised for 440,000 and 1,093,000 shares of the Company's common stock, respectively.

Note D:  Funds Held for Clients and Corporate Investments

--------------------------------------------------------------------------------
                                     November 30, 2001            May 31, 2001
(In thousands)                             (Unaudited)               (Audited)
                                 -----------------------------------------------
Type of issue:                         Cost Fair value        Cost  Fair value
                                 -----------------------------------------------

Money market securities and
  other cash equivalents         $1,052,122  $1,052,122  $1,266,698  $1,266,698
Available-for-sale securities:
   General obligation municipal
     bonds                          691,160     703,608     582,249     590,806
   Pre-refunded municipal bonds     231,014     236,531     293,109     298,058
   Revenue municipal bonds          402,517     409,791     443,667     450,635
   Other securities                      20          62          20          64
                                 -----------------------------------------------
 Total available-for-sale
   securities                     1,324,711   1,349,992   1,319,045   1,339,563
Other                                 3,364       3,149       3,099       3,001
                                 -----------------------------------------------
Total funds held for clients
  and corporate investments      $2,380,197  $2,405,263  $2,588,842  $2,609,262
--------------------------------------------------------------------------------
Classification of investments on
  Consolidated Balance Sheets:
    Funds held for clients       $1,829,619  $1,841,370  $2,031,565  $2,041,045
    Corporate investments           550,578     563,893     557,277     568,217
                                 -----------------------------------------------
Total funds held for clients
  and corporate investments      $2,380,197  $2,405,263  $2,588,842  $2,609,262
--------------------------------------------------------------------------------

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At November 30, 2001, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk, and, therefore, adopting Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" had no impact on the results of operations or financial condition of the Company for the first six months of fiscal 2002.

Note E:  Property and Equipment - Net

--------------------------------------------------------------------------------
                                                 November 30,           May 31,
                                                         2001              2001
(In thousands)                                    (Unaudited)         (Audited)
--------------------------------------------------------------------------------
Land and improvements                               $  3,040          $  2,919
Buildings and improvements                            35,508            36,923
Data processing equipment and software               123,648           106,359
Furniture, fixtures and equipment                     79,577            75,243
Leasehold improvements                                14,530            12,545
                                          --------------------------------------
                                                     256,303           233,989
Less: accumulated depreciation and
   amortization                                      149,232           137,911
                                          --------------------------------------
Property and equipment - net                        $107,071          $ 96,078
--------------------------------------------------------------------------------


Note F:  Comprehensive Income

Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component reported in accumulated other comprehensive income in the Consolidated Balance Sheets for the Company. Comprehensive income, net of related tax effects, is as follows:

--------------------------------------------------------------------------------
                                           For the three        For the six
                                           months ended          months ended
                                          --------------------------------------
                                       November  November    November  November
                                            30,       30,         30,       30,
(In thousands)                             2001      2000        2001      2000
--------------------------------------------------------------------------------
Net income                              $68,698   $62,126    $138,891  $120,756
Unrealized gains/(losses) on
  securities, net of reclassification
  adjustments                            (4,208)     (574)      3,078    10,767
                                        ----------------------------------------
Total comprehensive income              $64,490   $61,552    $141,969  $131,523
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and six months ended November 30, 2001 (fiscal 2002) and 2000 (fiscal 2001), and the financial condition at November 30, 2001 for Paychex, Inc. and its subsidiaries (the "Company"). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying November 30, 2001 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the "Other" section of this review under the sub-heading "Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995."



RESULTS OF OPERATIONS

For the first six months of fiscal 2002, the Company generated record total revenues, net income and diluted earnings per share. The results for the second quarter and six-month periods of fiscal 2002 have been affected by the declining U.S. economic conditions.

--------------------------------------------------------------------------------
(In thousands, except per share amounts)
For the three months ended November 30,       2001   Change        2000  Change
--------------------------------------------------------------------------------
Revenues:
  Payroll                                 $188,491    12.8%    $167,133   17.0%
  Human Resource and Benefits               29,018    22.9%      23,612   35.2%
                                          --------------------------------------
  Total service revenues                   217,509    14.0%     190,745   19.0%
  Interest on funds held for clients        15,479   -10.8%      17,353   44.2%
                                          --------------------------------------
  Total revenues                           232,988    12.0%     208,098   20.7%
Combined operating and SG&A expenses       141,905    13.8%     124,673   13.5%
                                          --------------------------------------
Operating income                            91,083     9.2%      83,425   33.5%
Investment income                            8,191    37.3%       5,965   54.8%
                                          --------------------------------------
Income before income taxes                  99,274    11.1%      89,390   34.7%
Income taxes                                30,576    12.1%      27,264   32.5%
                                          --------------------------------------
Net income                                $ 68,698    10.6%    $ 62,126   35.7%
                                          --------------------------------------
Diluted earnings per share                $    .18    12.5%    $    .16   33.3%
                                          --------------------------------------
Operating income as a % of total revenues    39.1%                 40.1%
Income before income taxes as a % of
  total revenues                             42.6%                 43.0%
Net income as a % of total revenues          29.5%                 29.9%
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
(In thousands, except per share amounts)
For the six months ended November 30,         2001   Change        2000  Change
--------------------------------------------------------------------------------
Revenues:
  Payroll                                 $377,921    14.0%    $331,654   17.8%
  Human Resource and Benefits               55,764    22.4%      45,561   38.3%
                                          --------------------------------------
  Total service revenues                   433,685    15.0%     377,215   19.9%
  Interest on funds held for clients        34,117    -1.9%      34,766   43.4%
                                          --------------------------------------
  Total revenues                           467,802    13.5%     411,981   21.6%
Combined operating and SG&A expenses       282,957    13.3%     249,730   14.8%
                                          --------------------------------------
Operating income                           184,845    13.9%     162,251   33.9%
Investment income                           15,718    36.7%      11,499   52.5%
                                          --------------------------------------
Income before income taxes                 200,563    15.4%     173,750   35.0%
Income taxes                                61,672    16.4%      52,994   32.8%
                                          --------------------------------------
Net income                                $138,891    15.0%    $120,756   35.9%
                                          --------------------------------------
Diluted earnings per share                $    .37    15.6%    $    .32   33.3%
                                          --------------------------------------

Operating income as a % of total revenues    39.5%                39.4%
Income before income taxes as a % of
  total revenues                             42.9%                42.2%
Net income as a % of total revenues          29.7%                29.3%
--------------------------------------------------------------------------------


Total revenues are comprised of service revenues and interest on funds held for clients. Total service revenues are comprised of the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex(Service Mark) and Access Card products.

The increases in Payroll service revenues in fiscal 2002 compared with the prior year are attributable to the addition of new clients, new services, price increases and increased utilization of ancillary services by both new and existing clients. As of November 30, 2001 84% of Paychex clients utilized Taxpay, the Company's tax filing and payment feature, compared with 82% utilization at November 30, 2000. Client utilization of the Taxpay product is expected to mature in the range of 84% to 87%. The Company's Employee Pay Services was utilized by 55% of its clients at November 30, 2001 compared with 50% utilization at November 30, 2000. Major Market Services revenue increased 56% and 59% for the second quarter and six-month periods to $16.6 million and $32.2 million, respectively.

The increases in Human Resource and Benefits service revenue in fiscal 2002 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses to offer retirement savings benefits to their employees. Retirement Services revenues increased 30% and 28% in the second quarter and six-month periods to $13.6 million and $25.9 million, respectively.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. This product was introduced in May 2000 and was available nationwide by the end of fiscal 2001. The Company's PEO product provides the same bundled services as the PAS product, but as a co-employer of the client's employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are popular and operate under a favorable regulatory environment. Sales of the PAS and PEO products have been strong with administrative fee revenue from these products increasing 43% and 45% in the second quarter and six-month periods of fiscal 2002 compared with the respective prior year periods.

The decreases in interest on funds held for clients are the result of lower interest rates in fiscal 2002 offset by net realized gains on the sale of available-for-sale securities and higher average daily portfolio balances. The funds held for clients portfolio earned average rates of return of 3.1% and 3.4% in the second quarter and first six months of fiscal 2002 compared with 4.8% in both the respective prior year periods. Net realized gains on the sale of available-for-sale securities were $2.2 million and $5.4 million in the second quarter and six months of fiscal 2002 compared with net realized losses of $0.1 million and $0.2 million in the respective prior year periods. The average daily portfolio balance totaled approximately $1.70 billion and $1.45 billion for the six months ended November 30, 2001 and 2000, respectively. The increase reflects higher utilization of Taxpay and Employee Pay Services by new and existing clients.

The combined increases in operating and SG&A expenses reflect increases in personnel, information technology and facility costs necessary to support the growth of the Company. At November 30, 2001 the Company had approximately 7,400 employees compared with approximately 6,900 at November 30, 2000. To enhance overall customer service, the Company implemented an initiative to decrease the number of clients serviced per payroll specialist in fiscal 2001. Salaries of payroll specialists were increased in an effort to improve retention. Also, during fiscal 2001, the Company increased personnel necessary to service the Company's PAS product. These initiatives were implemented throughout fiscal 2001, and the impact of the higher expenses on year-over-year growth rates will be less in the second half of fiscal 2002.

Investment income represents earnings from the Company's cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increases in investment income are primarily due to net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances, offset by lower interest rates in fiscal 2002. Net realized gains included in investment income were $1.8 million and $2.8 million for the second quarter and six months of fiscal 2002 compared with net realized losses of $0.1 million and $0.2 million in the respective prior year periods. Average daily balances invested were approximately $.65 billion and $.50 billion for the six months ended November 30, 2001 and 2000, respectively. The increases in the average portfolio balances were driven by additional net cash inflows from operations. The Corporate investment portfolio earned an average rate of return of 4.0% and 4.1% in the second quarter and first six months of fiscal 2002 compared with 4.6% in both the respective prior year periods.

The effective income tax rate was 30.8% in the second quarter and six-month periods of fiscal 2002 compared with 30.5% in the prior year periods. The full year fiscal 2002's effective income tax rate is expected to be in the range of 30.5% to 31.0%.

Economic Conditions:

The Company first experienced the effects of the recession in the first quarter of fiscal 2002, and these effects have heightened during the second quarter. In response to the declining economic conditions, the Federal Reserve has lowered the Federal Funds rate eleven times since January 2001 to 1.75%, which represents a cumulative 475 basis point reduction. The impact of the rate cuts on year-over-year comparisons for interest on funds held for clients and corporate investment income is expected to be more significant in the second half of the fiscal year. Year-over-year comparisons for these income sources combined were up 14% and 2% for the first and second quarters of fiscal 2002, respectively. Year-over-year comparisons for these same income sources are currently projected to be down approximately 30% for the second half of fiscal 2002.

The decrease in interest rates has resulted in an increase in the market value of the Company's available-for-sale portfolios. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $25.3 million at November 30, 2001 and $20.5 million at May 31, 2001 compared with unrealized losses of $13.4 million at May 31, 2000. Intermediate-term interest rates have increased slightly since November 30, 2001, resulting in a decline in the unrealized gain position of the Company's portfolio to approximately $16 million as of December 17, 2001. Refer to the "Market Risk Factors" section of this review for further discussion of interest rates and related risks.

After the effects of volatile interest rates, the most significant impact of a recessionary economy is lower checks per client as existing clients reduce the size of their work forces. During the second quarter of fiscal 2002, the Company experienced a 4.3% decline in checks per client compared to 2.6% in the first quarter. During the recession of the early 1990's, the Company experienced an approximate 3% total reduction in checks per client.

Despite the above factors, income before taxes remained strong at 43% of revenues during the first half of fiscal 2002 compared with 42% for the same period last year. If the interest rates and checks per client conditions experienced in fiscal 2000 had prevailed throughout fiscal 2001 and the first half of fiscal 2002, net income growth for fiscal 2001 would have been approximately 25% compared with a reported 34% growth. Net income growth for the first half of fiscal 2002 would have been approximately 25% compared with a reported 15%.

The U.S. economic conditions and interest rate trends represent uncertainties which are expected to continue to affect total revenue growth. For fiscal 2002, the Company projects Payroll service revenue to grow in the range of 11% to 13% and Human Resource and Benefits service revenue growth in the range of 20% to 23%. Total service revenue growth is anticipated to be in the range of 13% to 15%.

Taking the aforementioned factors into consideration and assuming no further deterioration to interest rates or current economic conditions, total revenue growth and net income growth for fiscal 2002 is anticipated to be in the range of 9% to 11%.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

--------------------------------------------------------------------------------
(In thousands)
For the six months ended November 30,         2001  Change         2000  Change
--------------------------------------------------------------------------------
Operating cash flows                       $135,857    3.8%    $130,940   34.6%
--------------------------------------------------------------------------------

The increase in operating cash flows for the first half of fiscal 2002 reflects higher cash from net income offset by higher cash used for working capital purposes. The higher use of working capital was related primarily to the timing of payments for payroll-related, income tax and other liabilities. Projected operating cash flows are expected to adequately support normal business operations, forecasted growth, purchases of property and equipment and dividend payments. At November 30, 2001 the Company had $660.2 million in available cash and corporate investments. The Company also has $100 million of available, uncommitted, unsecured lines of credit and $350 million available under an uncommitted, secured line of credit.


Investing activities

--------------------------------------------------------------------------------
For the six months ended November 30,          2001  Change       2000   Change
--------------------------------------------------------------------------------
Net funds held for clients and corporate
   investment activities                   $  7,111      --   $(78,284)    1.0%
Purchases of property and equipment         (26,092)   56.1%   (16,714)   22.3%
Proceeds from the sale of property
  and equipment                                   9      --          3      --
Purchases of other assets                    (1,112)  -68.1%    (3,489)  -25.1%
                                           -------------------------------------
Net cash used in investing activities      $(20,084)  -79.6%  $(98,484)    4.0%
--------------------------------------------------------------------------------

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

Financing activities

--------------------------------------------------------------------------------
(In thousands, except per share amounts)
For the six months ended November 30,          2001   Change      2000   Change
--------------------------------------------------------------------------------
Dividends paid                             $(74,888)   34.0%  $(55,883)   51.0%
Proceeds from exercise of stock options       9,621     8.7%     8,852    59.0%
                                           -------------------------------------
Net cash used in financing activities      $(65,267)   38.8%  $(47,031)   49.6%
                                           -------------------------------------
Cash dividends per common share            $    .20    33.3%  $    .15    50.0%
--------------------------------------------------------------------------------

Dividends paid: In October 2001 the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. During the quarter ended November 30, 2001, the Company's Board of Directors declared a dividend in the amount of $.11 per share, which was paid November 15, 2001 to shareholders of record as of November 1, 2001. Future dividends are dependent on the Company's future earnings and cash flow.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to an increase in the comparable average exercise prices per share. Shares exercised in the six months of fiscal 2002 were slightly lower at 1,093,000 shares compared with 1,141,000 in the prior year period. The Company has recognized a tax benefit from the exercise of stock options of $12.0 million and $17.4 million for the six months ended November 30, 2001 and 2000, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.


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

The recent trend in interest rates has been toward interest rate reductions. The following table summarizes recent changes in the Federal Funds rate:

--------------------------------------------------------------------------------
                                     Fiscal Year     Fiscal Year    Fiscal Year
                                            2002           Ended          Ended
                                    Year-to-date    May 31, 2001   May 31, 2000
--------------------------------------------------------------------------------

Federal Funds rate - beginning
  of period                                4.00%           6.50%         4.75%
Rate increase/(decrease):
  First quarter                            (.50)             --           .50
  Second quarter                          (1.50)             --           .25
  Third quarter**                          (.25)          (1.00)          .25
  Fourth quarter                             N/A          (1.50)          .75
                                   ---------------------------------------------
Federal Funds rate - end of period         1.75%           4.00%         6.50%
--------------------------------------------------------------------------------
Three-Year "AAA" Municipal Securities
  Yield -  end of period                   2.80%           3.44%         4.96%
--------------------------------------------------------------------------------

** The Federal Funds rate was decreased an additional 25 basis points on December 11, 2001.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short- and intermediate-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects the Company's tax-exempt interest rates by approximately 17 basis points. Realized gains are more prevalent in a decreasing rate environment and realized losses are more prevalent in an increasing rate environment. During the first six months of fiscal 2002, the Company's total investment portfolio averaged approximately $2.35 billion and is expected to average $2.55 billion for the full year fiscal 2002. The Company's normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than thirty days and 50% invested in intermediate-term municipal securities with an average duration of three years.

The decrease in interest rates has resulted in an increase in the market value of the Company's available-for-sale portfolios. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $25.3 million at November 30, 2001 and $20.5 million at May 31, 2001 compared with unrealized losses of $13.4 million at May 31, 2000. Intermediate-term interest rates have increased slightly since November 30, 2001, resulting in a decline in the unrealized gain position of the Company's portfolio to approximately $16 million as of December 17, 2001. As of November 30, 2001 and May 31, 2001, the Company had $1.3 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 4.0% and 4.3%, respectively. Assuming a hypothetical decrease in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential increase in fair value for the portfolio of securities at November 30, 2001 would be in the range of $7.5 million to $8.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio's recorded value, with an offsetting amount recorded in stockholders' equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At November 30, 2001, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

OTHER

Stock Volatility: The market price of the Company's common stock could be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in ratings or financial estimates by securities analysts, economic conditions, price and fluctuations in the stock market that are not directly related to the Company's operating performance, and other factors and events which are beyond the Company's control. These and other factors can lead to fluctuations in the Company's quoted stock price.

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

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement but does not believe adoption of this Statement will result in a material impact to its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning June 1, 2002. The Company is currently evaluating the provisions of this statement but does not anticipate that adoption will result in a material impact to its results of operations or financial position.

"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the "Company") management may constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as "we expect," "expected to," "estimates," "we look forward to," "would equate to," "projects," "projected to be," "anticipates," "we believe," "could be," and other similar phrases. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, general market and economic conditions, including demand for the Company's products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers' compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company's operating facilities, computer technology, and communication systems; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company's investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Factors" under ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II.  OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 11, 2001. There were present at the meeting, either in person or by proxy, holders of 317,064,335 Common Shares. Stockholders elected seven Directors nominated in the August 24, 2001 Proxy Statement, incorporated here by reference, to hold office until the next Annual Meeting of Stockholders.

Results of stockholder voting are as follows:


--------------------------------------------------------------------------------
Election of Directors          Votes For        Votes Withheld
--------------------------------------------------------------------------------

B. Thomas Golisano            292,168,090           24,896,245

G. Thomas Clark               311,634,334            5,430,001

David J. S. Flaschen          314,175,374            2,888,961

Phillip Horsley               314,375,543            2,688,792

Grant M. Inman                314,368,185            2,696,150

J. Robert Sebo                313,004,460            4,059,875

Joseph M. Tucci               312,800,423            4,263,912
--------------------------------------------------------------------------------


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  None

(b) Reports on Form 8-K:

(1) The Company filed a report on Form 8-K on September 20, 2001 that included the Company's press release dated September 20, 2001 reporting the Company's results of operations for the first quarter of fiscal 2002.

(2) The Company filed a report on Form 8-K on October 12, 2001 that included the Company's press release dated October 11, 2001 announcing that the Company's Board of Directors declared an increase in the Company's quarterly dividend from $.09 per share to $.11 per share payable November 15, 2001 to shareholders of record November 1, 2001.

(3) The Company filed a report on Form 8-K on October 12, 2001 that included the Company's press release dated October 11, 2001 announcing the election of Betsy S. Atkins to the Board of Directors of Paychex, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PAYCHEX, INC.

Date:  December 19, 2001                  /s/ B. Thomas Golisano
                                          -----------------------
                                          B. Thomas Golisano
                                          Chairman, President and
                                          Chief Executive Officer

Date:  December 19, 2001                  /s/ John M. Morphy
                                          -----------------------
                                          John M. Morphy
                                          Vice President, Chief
                                          Financial Officer and Secretary