Form 10-Q
period 2002-02-28
PAYCHEX INC
filed 2002-03-19
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002
                                    OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	16-1124166 (I.R.S. Employer Identification No.)

911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK (Address of principal executive offices)	14625-0397 (Zip Code)

(585) 385-6666
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	375,102,172 Shares

CLASS	OUTSTANDING AT FEBRUARY 28, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

Revenues:
Service revenues	$227,964	$203,351	$661,649	$580,566
Interest on funds held for clients	14,836	25,905	48,953	60,671

Total revenues	242,800	229,256	710,602	641,237

Operating costs	56,739	54,376	165,226	147,398
Selling, general and administrative expenses	98,844	87,998	273,314	244,706

Operating income	87,217	86,882	272,062	249,133

Investment income, net	8,427	7,234	24,145	18,733

Income before income taxes	95,644	94,116	296,207	267,866

Income taxes	28,671	27,764	90,343	80,758

Net income	$66,973	$66,352	$205,864	$187,108

Basic earnings per share	$.18	$.18	$.55	$.50

Diluted earnings per share	$.18	$.18	$.54	$.50

Weighted-average common shares outstanding	374,922	373,057	374,460	372,560

Weighted-average shares assuming dilution	378,096	377,681	377,809	377,558

Cash dividends per common share	$.11	$.09	$.31	$.24

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 28,	May 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$159,595	$45,784
Corporate investments	600,499	568,217
Interest receivable	20,402	28,281
Accounts receivable	86,424	100,640
Prepaid expenses and other current assets	10,204	7,306

Current assets before funds held for clients	877,124	750,228

Funds held for clients	2,271,964	2,041,045

Total current assets	3,149,088	2,791,273

Property and equipment – net	106,914	96,078
Intangible assets – net	8,852	9,612
Deferred income taxes	1,247	1,361
Other assets	8,934	8,872

Total assets	$3,275,035	$2,907,196

LIABILITIES
Accounts payable	$15,056	$16,377
Accrued compensation and related items	64,142	57,418
Deferred revenue	5,189	4,421
Accrued income taxes	21,275	9,783
Deferred income taxes	7,629	4,996
Other current liabilities	16,271	19,282

Current liabilities before client fund deposits	129,562	112,277

Client fund deposits	2,255,740	2,031,565

Total current liabilities	2,385,302	2,143,842

Long-term liabilities	5,435	5,512

Total liabilities	2,390,737	2,149,354

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 375,102 at February 28, 2002 and 373,647 at May 31, 2001	3,751	3,736
Additional paid-in capital	169,143	139,897
Retained earnings	690,865	601,142
Accumulated other comprehensive income	20,539	13,067

Total stockholders’ equity	884,298	757,842

Total liabilities and stockholders’ equity	$3,275,035	$2,907,196

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended

	February 28,	February 28,
	2002	2001

OPERATING ACTIVITIES
Net income	$205,864	$187,108
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	21,867	19,344
Amortization of premiums and discounts on available-for-sale securities	12,563	9,183
Provision for deferred income taxes	(1,406)	(1,413)
Tax benefit related to exercise of stock options	15,450	23,065
Provision for bad debts	974	968
Net realized gains on sales of available-for-sale securities	(12,818)	(3,531)
Changes in operating assets and liabilities:
Interest receivable	7,879	2,263
Accounts receivable	13,242	(3,258)
Prepaid expenses and other current assets	(2,898)	(1,654)
Accounts payable and other current liabilities	16,668	24,005
Net change in other assets and liabilities	(37)	159

Net cash provided by operating activities	277,348	256,239

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(854,121)	(543,624)
Proceeds from sales of available-for-sale securities	722,844	398,188
Proceeds from maturities of available-for-sale securities	41,594	17,230
Net change in funds held for clients’ money market securities and other cash equivalents	(161,733)	6,754
Net change in client fund deposits	224,175	38,553
Purchases of property and equipment	(32,708)	(28,971)
Proceeds from sale of property and equipment	10	41
Purchases of other assets	(1,268)	(6,773)

Net cash used in investing activities	(61,207)	(118,602)

FINANCING ACTIVITIES
Dividends paid	(116,141)	(89,457)
Proceeds from exercise of stock options	13,811	11,480

Net cash used in financing activities	(102,330)	(77,977)

Increase in cash and cash equivalents	113,811	59,660
Cash and cash equivalents, beginning of period	45,784	47,136

Cash and cash equivalents, end of period	$159,595	$106,796

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2002

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2002.

Service revenues are recognized in the period services are rendered and earned. PEO revenues are included in service revenues and are reported net of direct costs billed and incurred. Direct costs billed and incurred include wages, taxes, benefit premiums and claims of worksite employees and totaled $282.8 million and $238.1 million for the three months ended February 28, 2002 and 2001, respectively, and $764.8 million and $640.0 million for the nine months ended February 28, 2002 and 2001, respectively. Paychex provides delivery service for many of its clients’ payrolls. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned on Taxpay® and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income as the collection, holding and remittance of these funds is a critical component of providing these particular product services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

There is no significant seasonality to the Company’s business. However, during the third fiscal quarter, the number of new Payroll clients, Retirement Services clients and new PAS and PEO worksite employees tends to be higher than the rest of the fiscal year. Consequently, greater sales commission expenses are reported in the third quarter.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted these standards in the first quarter of fiscal 2002. Adoption of these standards did not have a material impact on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement, but does not believe adoption of this Statement will result in a material impact to its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning June 1, 2002. The Company is currently evaluating the provisions of this statement, but does not anticipate that adoption will result in a material impact to its results of operations or financial position.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2001. Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Note B: Segment Financial Information

The Company is a national provider of payroll, human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

During the second half of fiscal 2001, the Company completed consolidation efforts to streamline certain operations and improve customer service. These efforts resulted in certain service operations supporting multiple products for both Payroll and Human Resource and Benefits product lines. Due to these changes, the Company no longer prepares internal reporting reflecting the operating results of the Payroll and Human Resource and Benefits segments. As a result, in fiscal 2002, the Company changed its segment reporting from two segments to one segment based upon the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended

(In thousands, except per	February 28,	February 28,	February 28,	February 28,
share amounts)	2002	2001	2002	2001

Basic earnings per share:
Net income	$66,973	$66,352	$205,864	$187,108

Weighted-average common shares outstanding	374,922	373,057	374,460	372,560

Basic earnings per share	$.18	$.18	$.55	$.50

Diluted earnings per share:
Net income	$66,973	$66,352	$205,864	$187,108

Weighted-average common shares outstanding	374,922	373,057	374,460	372,560
Net effect of dilutive stock options at average market prices	3,174	4,624	3,349	4,998

Weighted-average shares assuming dilution	378,096	377,681	377,809	377,558

Diluted earnings per share	$.18	$.18	$.54	$.50

Weighted-average anti-dilutive stock options	1,365	261	1,500	221

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and nine months ended February 28, 2002, stock options were exercised for 362,000 and 1,455,000 shares of the Company’s common stock, respectively, compared with 413,000 and 1,554,000 for the prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	February 28, 2002		May 31, 2001
	(Unaudited)		(Audited)

(In thousands)	Cost	Fair value	Cost	Fair value

Type of Issue:
Money market securities and other cash equivalents	$1,428,431	$1,428,431	$1,266,698	$1,266,698
Available-for-sale securities:
General obligation municipal bonds	740,226	756,272	582,249	590,806
Pre-refunded municipal bonds	237,326	243,506	293,109	298,058
Revenue municipal bonds	431,410	441,282	443,667	450,635
Other securities	20	65	20	64

Total available-for-sale securities	1,408,982	1,441,125	1,319,045	1,339,563
Other	3,213	2,907	3,099	3,001

Total funds held for clients and corporate investments	$2,840,626	$2,872,463	$2,588,842	$2,609,262

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,255,740	$2,271,964	$2,031,565	$2,041,045
Corporate investments	584,886	600,499	557,277	568,217

Total funds held for clients and corporate investments	$2,840,626	$2,872,463	$2,588,842	$2,609,262

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At February 28, 2002, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk, and, therefore, adopting Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” had no impact on the results of operations or financial condition of the Company for the first nine months of fiscal 2002.

Note E: Property and Equipment — Net

	February 28,	May 31,
	2002	2001
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$3,040	$2,919
Buildings and improvements	35,653	36,923
Data processing equipment and software	127,322	106,359
Furniture, fixtures and equipment	80,569	75,243
Leasehold improvements	14,927	12,545

	261,511	233,989
Less: accumulated depreciation and amortization	154,597	137,911

Property and equipment – net	$106,914	$96,078

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

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
(In thousands)	2002	2001	2002	2001

Net income	$66,973	$66,352	$205,864	$187,108
Unrealized gains on securities, net of reclassification adjustments	4,394	11,039	7,472	21,806

Total comprehensive income	$71,367	$77,391	$213,336	$208,914

Note G: Related Party Transactions

During fiscal 2002, the Company has purchased approximately $11.2 million of data processing equipment and software from EMC Corporation. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and nine months ended February 28, 2002 (fiscal 2002) and 2001 (fiscal 2001), and the financial condition at February 28, 2002 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income and financial condition. This review should be read in conjunction with the accompanying February 28, 2002 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

RESULTS OF OPERATIONS

For the first nine months of fiscal 2002, the Company generated record total revenues, net income and diluted earnings per share. The results for the third quarter and nine-month periods of fiscal 2002 have been affected by the recessionary U.S. economic conditions.

(In thousands, except per share amounts)
For the three months ended February 28,	2002	Change		2001	Change

Revenues:
Payroll	$195,762		10.1%	$177,842	14.4%
Human Resource and Benefits	32,202		26.2%	25,509	25.3%

Total service revenues	227,964		12.1%	203,351	15.7%
Interest on funds held for clients	14,836	-	42.7%	25,905	58.4%

Total revenues	242,800		5.9%	229,256	19.3%
Combined operating and SG&A expenses	155,583		9.3%	142,374	14.6%

Operating income	87,217		0.4%	86,882	28.0%
Investment income, net	8,427		16.5%	7,234	80.3%

Income before income taxes	95,644		1.6%	94,116	30.9%
Income taxes	28,671		3.3%	27,764	24.5%

Net income	$66,973		0.9%	$66,352	33.7%

Diluted earnings per share	$.18		—	$.18	38.5%

Operating income as a % of total revenues	35.9%			37.9%
Income before income taxes as a % of total revenues	39.4%			41.1%
Net income as a % of total revenues	27.6%			28.9%

(In thousands, except per share amounts)
For the nine months ended February 28,	2002	Change		2001	Change

Revenues:
Payroll	$573,683		12.6%	$509,496	16.6%
Human Resource and Benefits	87,966		23.8%	71,070	33.4%

Total service revenues	661,649		14.0%	580,566	18.4%
Interest on funds held for clients	48,953	-	19.3%	60,671	49.5%

Total revenues	710,602		10.8%	641,237	20.8%
Combined operating and SG&A expenses	438,540		11.8%	392,104	14.7%

Operating income	272,062		9.2%	249,133	31.8%
Investment income, net	24,145		28.9%	18,733	62.1%

Income before income taxes	296,207		10.6%	267,866	33.5%
Income taxes	90,343		11.9%	80,758	29.8%

Net income	$205,864		10.0%	$187,108	35.1%

Diluted earnings per share	$.54		8.0%	$.50	35.1%

Operating income as a % of total revenues	38.3%			38.9%
Income before income taxes as a % of total revenues	41.7%			41.8%
Net income as a % of total revenues	29.0%			29.2%

Total revenues are comprised of service revenues and interest on funds held for clients. Total service revenues are comprised of the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from Payroll, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services include the Direct Deposit, ReadychexSM  and Access Card products.

The increases in Payroll service revenues in fiscal 2002 compared with the prior year are attributable to the addition of new clients, new services, price increases and increased utilization of ancillary services by both new and existing clients. As of February 28, 2002, 84% of Paychex clients utilized Taxpay, the Company’s tax filing and payment feature, compared with 83% utilization at February 28, 2001. Client utilization of the Taxpay product is expected to mature in the range of 84% to 87%. The Company’s Employee Pay Services were utilized by 56% of its clients at February 28, 2002 compared with 52% utilization at February 28, 2001. Major Market Services revenue increased 40% and 51% for the third quarter and nine-month periods to $19.3 million and $51.5 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2002 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues increased 33% and 30% in the third quarter and nine-month periods to $15.3 million and $41.3 million, respectively. At February 28, 2002, the Company serviced over 22,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. This product was introduced in May 2000 and was available nationwide by the end of fiscal 2001. The Company’s PEO product provides the same bundled services as the PAS product, but as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are popular and operate under a favorable regulatory environment. Sales of the PAS and PEO products have been strong, with administrative fee revenue from these products increasing 38% and 43% in the third quarter and nine-month periods of fiscal 2002 compared with the respective prior year periods. As of February 28, 2002, the PAS and PEO products serviced over 72,000 client employees.

The decreases in interest on funds held for clients are primarily the result of lower interest rates in fiscal 2002 offset somewhat by higher average daily portfolio balances. For the quarter, net realized gains on available-for-sale securities included in interest on funds held for clients decreased to $2.3 million compared with $3.4 million in the prior year third quarter. For the first nine months of fiscal 2002, net realized gains increased to $7.6 million compared with $3.1 million in the respective prior year period. The funds held for clients portfolio earned an average rate of return of 2.6% and 3.1% in the third quarter and first nine months of fiscal 2002 compared with 4.9% in both the respective prior year periods. The average daily portfolio balances totaled approximately $1.90 billion and $1.75 billion for the quarter and nine months ended February 28, 2002 compared with $1.80 billion and $1.55 billion in the respective fiscal 2001 periods. The increase reflects higher utilization of Taxpay and Employee Pay Services by new and existing clients.

The combined increases in operating and SG&A expenses reflect increases in personnel, information technology and facility costs necessary to support the growth of the Company. At February 28, 2002, the Company had approximately 7,300 employees compared with approximately 7,100 at February 28, 2001. To enhance overall customer service, in fiscal 2001 the Company implemented an initiative to decrease the number of clients serviced per payroll specialist and increased salaries of payroll specialists in an effort to improve retention. Also, during fiscal 2001, the Company increased the number of personnel servicing the Company’s PAS product. These initiatives were implemented throughout fiscal 2001, and the impact of the higher expenses on year-over-year growth rates is lower in the second half of fiscal 2002.

Investment income represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increases in investment income are primarily due to net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances, offset by lower interest rates in fiscal 2002. Net realized gains included in investment income were $2.4 million and $5.2 million for the third quarter and nine months of fiscal 2002 compared with $.6 million and $.4 million in the respective prior year periods. Average daily balances invested were approximately $.70 billion and $.65 billion for the third quarter and nine months ended February 28, 2002 compared with $.60 billion and $.55 billion in the respective prior year periods. The increases in the average portfolio balances were driven by additional net cash inflows from operations. The Corporate investment portfolio earned an average rate of return of 3.6% and 3.9% in the third quarter and first nine months of fiscal 2002 compared with 4.7% and 4.6% in the respective prior year periods.

The effective income tax rate was 30.0% and 30.5% in the third quarter and nine-month periods of fiscal 2002 compared with 29.5% and 30.1% in the respective prior year periods. The full year fiscal 2002’s effective income tax rate is expected to approximate 30.5%.

Economic Conditions and Outlook:

The Company first experienced the effects of the recession in the first quarter of fiscal 2002, and these effects have continued during the second and third quarters. In response to the declining economic conditions, the Federal Reserve has lowered the Federal Funds rate eleven times since January 2001 to 1.75%, which represents a cumulative 475 basis point reduction. The last reduction in the Federal Funds rate occurred in December 2001. The impact of the rate cuts on year-over-year comparisons for interest on funds held for clients and corporate investment income was more significant in the third quarter and that trend is expected to continue in the fourth quarter of this fiscal year. Year-over-year comparisons for these income sources combined were up 14% and 2% for the first and second quarters of fiscal 2002, respectively, but were down 30% for the third quarter and are expected to be down approximately 30% to 35% for the fourth quarter of fiscal 2002. The difficult year-over-year comparisons for interest on funds held for clients and corporate investment income is expected to continue into, and possibly throughout, fiscal 2003.

The decrease in interest rates has resulted in an increase in the market value of the Company’s available-for-sale portfolios. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $32.1 million at February 28, 2002 and $20.5 million at May 31, 2001 compared with unrealized losses of $13.4 million at May 31, 2000. The unrealized gain position of the Company’s investment portfolios was approximately $17 million at March 14, 2002. Refer to the “Market Risk Factors” section of this review for further discussion of interest rates and related risks.

In addition to the effects of volatile interest rates, the impact of a recessionary economy has resulted in a lower number of checks per client as existing clients reduce their work forces. During the third quarter of fiscal 2002, the Company experienced a 4.8% decline in checks per client compared to 4.3% in the second quarter and 2.6% in the first quarter. For the first nine months of fiscal 2002, checks per client declined 3.9%. During the recession of the early 1990’s, the Company experienced total reduction in checks per client of approximately 3%.

Despite the above factors, income before taxes remained strong at 42% of total revenues during the first nine months of fiscal 2002, which is consistent with the same period last year. The Company estimates that if the interest rates and checks per client conditions experienced in fiscal 2000 had continued throughout fiscal 2001 and the first nine months of fiscal 2002, net income growth for fiscal 2001 would have been approximately 25% compared with actual growth of 34%, and net income growth for the first nine months of fiscal 2002 would have been approximately 20% compared with actual growth of 10%. The average interest rate (exclusive of net realized gains and losses) earned in fiscal 2000 for the Company’s combined investment portfolios was approximately 4.4% compared with 4.6% in fiscal 2001 and 3.3% for the first nine months of fiscal 2002.

The U.S. economic conditions and interest rate trends represent uncertainties which are expected to continue to affect total revenue growth. For fiscal 2002, the Company projects Payroll service revenue growth in the range of 11% to 12% and Human Resource and Benefits service revenue growth in the range of 22% to 24%. Total service revenue growth is anticipated to be in the range of 12% to 14%.

Taking the aforementioned factors into consideration and assuming no further deterioration to interest rates or current economic conditions, total revenue growth for fiscal 2002 is anticipated to be in the range of 9% to 10%, with net income growth slightly less than total revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

(In thousands)
For the nine months ended February 28,	2002	Change	2001	Change

Operating cash flows	$277,348	8.2%	$256,239	32.8%

The increase in operating cash flows for the first nine months of fiscal 2002 reflects achievement of higher net income. Projected operating cash flows are expected to adequately support normal business operations, purchases of property and equipment and dividend payments. At February 28, 2002, the Company had $760.1 million in available cash and corporate investments. The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at market rates of interest. No amounts were outstanding against these lines of credit at February 28, 2002 or May 31, 2001.

Investing activities

(In thousands)
For the nine months ended February 28,	2002	Change		2001	Change

Net funds held for clients and corporate investment activities	$(27,241)	-	67.1%	$(82,899)	-	16.7%
Purchases of property and equipment	(32,708)		12.9%	(28,971)		12.8%
Proceeds from the sale of property and equipment	10	-	75.6%	41	-	96.8%
Purchases of other assets	(1,268)	-	81.3%	(6,773)		5.6%

Net cash used in investing activities	$(61,207)	-	48.4%	$(118,602)		-9.0%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. Corporate investments have increased due to the investment of growing cash balances provided by operating activities less purchases of property and equipment and dividend payments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities.

Purchases of property and equipment in fiscal 2002 are expected to be in the range of $50 million to $55 million including additional expenditures anticipated for a new data center in Rochester, New York. Fiscal 2002 depreciation expense is projected to be in the range of $28 million to $30 million.

Financing activities

(In thousands, except per share amounts)
For the nine months ended February 28,	2002	Change	2001	Change

Dividends paid	$(116,141)	29.8%	$(89,457)	50.9%
Proceeds from exercise of stock options	13,811	20.3%	11,480	28.7%

Net cash used in financing activities	$(102,330)	31.2%	$(77,977)	54.8%

Cash dividends per common share	$.31	29.2%	$.24	50.0%

Dividends paid: In October 2001, the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. During the quarter ended February 28, 2002, the Company’s Board of Directors declared a dividend in the amount of $.11 per share, which was paid February 15, 2002 to shareholders of record as of February 1, 2002. Future dividends are dependent on the Company’s future earnings and cash flow.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to an increase in the comparable average exercise prices per share. Shares exercised in the nine months of fiscal 2002 were slightly lower at 1,455,000 shares compared with 1,554,000 in the prior year period. The Company has recognized a tax benefit from the exercise of stock options of $15.5 million and $23.1 million for the nine months ended February 28, 2002 and 2001, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

MARKET RISK FACTORS

Interest Rate Risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The Company’s available-for-sale debt securities are exposed to interest rate risk as interest rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. Decreases in interest rates normally increase the market value of the available-for-sale securities, while increases in interest rates decrease the market value of the available-for-sale securities. The Company’s available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Decreases in interest rates quickly decrease earnings from short-term funds, and over time decrease earnings from the available-for-sale securities portfolio. Increases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. The immediate impact of changing interest rates on earnings from short-term funds may be temporarily offset by realized gains or losses from transactions in the Company’s available-for-sale portfolio. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for the next twelve-month period.

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

The recent trend in interest rates has been toward interest rate reductions. The following table summarizes recent changes in the Federal Funds rate:

	Fiscal Year 2002	Fiscal Year Ended	Fiscal Year Ended
	Year-to-date	May 31, 2001	May 31, 2000

Federal Funds rate – beginning of period	4.00%	6.50%	4.75%
Rate increase/(decrease):
First quarter	(.50)	—	.50
Second quarter	(1.50)	—	.25
Third quarter	(.25)	(1.00)	.25
Fourth quarter	N/A	(1.50)	.75

Federal Funds rate – end of period	1.75%	4.00%	6.50%

Three-Year “AAA” Municipal Securities Yield — end of period	2.72%	3.44%	4.96%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short- and intermediate-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects the Company’s tax-exempt interest rates by approximately 17 basis points. Realized gains are more prevalent in a decreasing rate environment and realized losses are more prevalent in an increasing rate environment. During the first nine months of fiscal 2002, the Company’s total investment portfolio averaged approximately $2.4 billion and is expected to average $2.5 billion for the full year fiscal 2002. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than thirty days and 50% invested in intermediate-term municipal securities with an average duration of three years.

The decrease in interest rates has resulted in an increase in the market value of the Company’s available-for-sale portfolios. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $32.1 million at February 28, 2002 and $20.5 million at May 31, 2001 compared with unrealized losses of $13.4 million at May 31, 2000. The unrealized gain position of the Company’s investment portfolios was approximately $17 million at March 14, 2002. As of February 28, 2002 and May 31, 2001, the Company had $1.4 billion and $1.3 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.9% and 4.3%, respectively. Assuming a hypothetical decrease in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential increase in fair value for the portfolio of securities at February 28, 2002 would be in the range of $8.0 million to $8.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At February 28, 2002, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

OTHER

Stock Volatility: The market price of the Company’s common stock could be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in ratings or financial estimates by securities analysts, economic conditions, price and fluctuations in the stock market that are not directly related to the Company’s operating performance, and other factors and events which are beyond the Company’s control. These and other factors can lead to fluctuations in the Company’s quoted stock price.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted these standards in the first quarter of fiscal 2002. Adoption of these standards did not have a material impact on the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement but does not believe adoption of this Statement will result in a material impact to its results of operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of. This Statement is effective for the Company for the fiscal year beginning June 1, 2002. The Company is currently evaluating the provisions of this statement but does not anticipate that adoption will result in a material impact to its results of operations or financial position.

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, general market and economic conditions, including demand for the Company’s products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, communication systems, and business reputation; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits: Exhibit 3(ii): By-Laws of Paychex, Inc., as amended

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on December 19, 2001 that included the Company’s press release dated December 19, 2001 reporting the Company’s results of operations for the second quarter and six-month periods of fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	March 19, 2002	/s/ B. Thomas Golisano B. Thomas Golisano Chairman, President and Chief Executive Officer

Date:	March 19, 2002	/s/ John M. Morphy John M. Morphy Vice President, Chief Financial Officer and Secretary