Form 10-K
period 2002-05-31
PAYCHEX INC
filed 2002-07-22
CIK 723531

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED MAY 31, 2002
COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	16-1124166
(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	Number)

911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK	14625-0397
(Address of principal executive offices)	(Zip Code)

(585) 385-6666
(Registrant’s telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ].

As of June 30, 2002, shares held by non-affiliates of the registrant had an aggregate market value of $10,304,650,000.

As of June 30, 2002, 375,889,763 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting to be held in October 2002, are incorporated herein by reference thereto in response to Part III, Items 10 through 13, inclusive.

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to the following or those which are described in the Company’s SEC filings: general market and economic conditions, including demand for the Company’s products and services, availability of internal and external resources, executing expansion plans, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.

ITEM 1. BUSINESS

Paychex, Inc. (the “Company” or “Paychex”), is a leading, national provider of comprehensive payroll and integrated human resource and employee benefit outsourcing solutions for small- to medium-sized businesses. Paychex, a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. As of the end of fiscal 2002, the Company serviced over 390,000 clients and had 7,400 employees. The Company has its corporate headquarters in Rochester, New York and more than 100 offices nationwide. The Company’s fiscal year ends May 31st. Information about the Company’s products and services, shareholder information, press releases, and SEC filings can be found on the Company’s Web site at www.paychex.com.

Market Opportunities:

The outsourcing of business processes is a growing trend within the United States. Outsourcing of the payroll and human resource functions allows small- to mid-sized businesses to minimize the compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while, at the same time, adding competitive benefits for their employees. The technical capabilities, knowledge and operational expertise that Paychex has built, along with the broad portfolio of ancillary services it offers its clients, have enabled the Company to capitalize on this outsourcing trend.

There are approximately six million employers in the markets that Paychex currently serves within the United States. Of those employers, 99% have fewer than 100 employees and are the Company’s primary customers and target market. Based on industry data, the Company estimates that all payroll processors combined serve less than 15% of the potential businesses with much of the unpenetrated market in businesses with 10 or less employees. Paychex remains focused on servicing small- to mid-sized businesses due to the significant growth potential in this market segment.

Clients:

Paychex serves a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the continental United States. At May 31, 2002 the Company serviced over 390,000 clients. The Company utilizes service agreements and arrangements with clients that are terminable by the client at any time. No single client has a material impact on total service revenue or results of operations.

The estimated composition of the market the Company services and the Company’s client base by employee size is as follows:

Business size	Market distribution (estimated)
(number of employees)	(6,000,000 businesses in areas served)	Paychex client base

1-4	73%	34%
5-19	21%	44%
20-49	4%	15%
50-99	1%	5%
100+	1%	2%

Company Strategy:

As part of its continuing growth strategy, Paychex is focused on the following:

•	Achieving strong financial performance while providing high-quality, timely, accurate, and affordable payroll processing services and value-added comprehensive ancillary services to meet the human resource and employee benefit needs of the Company’s client base.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local offices servicing over 100 of the largest markets in the United States.

•	Growing the client base primarily through the Company’s direct sales force, which totaled approximately 1,250 at the end of fiscal year 2002.

•	Capitalizing on the growth opportunities from within the current client base as well as from new clients by increasing utilization of the Company’s payroll-related and human resource ancillary products.

•	Capitalizing on and leveraging the Company’s highly developed technological and operating infrastructure.

Products and Services:

Paychex offers a comprehensive portfolio of payroll, payroll-related, and human resource products to meet the diverse needs of its client base. These include payroll processing, tax filing and payments, employee pay, retirement services administration, employee benefits administration, regulatory compliance (new hire reporting and garnishment processing), workers’ compensation insurance, and comprehensive bundled human resource administrative services. By offering a portfolio of ancillary services that leverage the information gathered in the base payroll processing service, Paychex is able to provide comprehensive business process outsourcing services that allow employers to expand their employee benefit offerings at an affordable cost.

Payroll Processing: Payroll processing is the backbone of the Paychex product portfolio. The Paychex Payroll service includes the calculation, preparation, and delivery of employee payroll checks, production of internal accounting records and management reports, and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed plus a fee per employee check processed.

The Core Payroll product is generally targeted for clients with 1 to 50 employees, although many clients with more than 50 employees utilize this service. The average Paychex Core Payroll client employs approximately 14 people and processes approximately 31 payrolls each year. Core Payroll clients communicate their payroll information for each payroll period, including hours worked by each employee and any personnel or compensation changes, usually by telephone or fax to their assigned Paychex payroll specialist. The Paychex payroll specialist, upon receiving the information from the client over the telephone, enters it simultaneously into the payroll system. Paychex trains these specialists in all facets of payroll preparation and applicable tax regulations. Clients can also transfer data from their personal computer by using the Paychex Paylink® software or via the Internet. Clients receive payroll checks and reports from either a delivery service, the U.S. Postal Service, or by picking them up at the local Paychex branch.

Paychex also offers Core Payroll services to its clients and their accountants via Paychex Online. This secure Internet site offers clients a suite of interactive, self-service products and services twenty-four hours a day, seven days a week. These include Online Payroll, Internet Time Sheet, Internet Report Service, and General Ledger Reporting Service. Clients can communicate payroll information via Internet Time Sheet or use the Company’s complete Online Payroll service, as well as access current and historical payroll information using the Paychex Internet Report Service. The General Ledger Reporting Service transfers payroll information calculated by Paychex to the client’s general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Approximately 50,000 clients are currently enrolled in some type of online service.

The Company’s Major Market Services (MMS) Payroll product primarily targets companies that have outgrown the Company’s Core Payroll service or new clients that generally have more than 50 employees and/or more complex payroll and benefits needs. Expansion efforts for MMS continue and as of May 31, 2002, this product was offered in 64 of the more than 100 markets currently serviced by the Core Payroll product. The MMS product is currently offered in market locations that serve approximately 85% of the Company’s total client base. Approximately one-third of new MMS clients are conversions from the Company’s Core Payroll product.

Most MMS clients communicate their payroll information to Paychex using the Company’s Preview® software. The Preview software provides clients “in-house” control of payroll and human resource information because the software and the payroll and human resource database reside on the client’s personal computer or personal computer network. Clients can produce reports and checks at their convenience. Paychex handles the software maintenance and provides the client ancillary services as requested.

Ancillary Products and Services: Paychex provides its clients with a portfolio of ancillary products and services that have been developed and refined over many years. The Company integrates these ancillary products with its payroll processing services, which provides increased convenience and value to clients. Ancillary products provide the Company with additional recurring revenue streams and increased service efficiencies, which result in economies of scale. Paychex offers the following ancillary products and services:

Taxpay®: As of May 31, 2002, 85% of the Company’s clients utilized its Taxpay service, which provides accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the appropriate agencies (federal, state, and local). Client utilization of the Taxpay product is expected to mature in the range of 85% to 87%. In connection with Taxpay, the Company electronically collects payroll taxes from clients’ bank accounts typically on payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the due date. These taxes are typically paid between one and thirty days after receipt of collections from clients, with some items extending to ninety days. Clients utilizing the Taxpay service are charged a base fee each period that payroll is processed. In addition to fees paid by clients, the Company earns interest on Taxpay funds that are collected before due dates and invested until remittance to the appropriate taxing authority.

Employee Pay Services: As of May 31, 2002, 57% of the Company’s clients utilized its Employee Pay Services, which provide the employer the option of paying its employees by Direct Deposit, Access Card, a check drawn on a Paychex account (ReadychexSM), or a check drawn on the employer’s account. For the first three methods, Paychex electronically collects net payroll from the client’s bank account typically one day before payroll and provides payment to the employee on payday. The Flexible Pay Package provides a cost-effective, bundled approach that can have the extended benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing Employee Pay Services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by the client, the Company earns interest on Employee Pay Services funds that are collected before due dates and invested until remittance to clients’ employees.

Taxpay and Employee Pay Services are integrated with the Company’s Payroll processing service. Interest on Taxpay and Employee Pay Services funds held for clients is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.

Regulatory Compliance Services: Paychex offers New Hire Reporting services, which enable clients to comply with federal and state requirements to report information on new employees, to aid the government in enforcing child support orders, and to minimize fraudulent unemployment and workers’ compensation insurance claims. In fiscal 2002, the Company enhanced its Garnishment Processing service, which provides deductions of appropriate amounts from employees’ pay, forwards payments to the proper agency, and accurately tracks the obligation to fulfillment. With the enhanced service, Paychex is able to remit garnishment withholdings to agencies, including those that require electronic payments. These services enable employers to comply with legal requirements and reduce the risk of penalties.

Comprehensive Administrative Services: The Paychex Administrative Services (PAS) product provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. PAS offers businesses a package of services that includes payroll, employer compliance, human resource and employee benefits administration, and employee risk management. This comprehensive bundle of services is designed to make it easier for small businesses to manage their payroll and benefits costs. The Company also operates a Professional Employer Organization (PEO), which provides businesses with the same combined package of services as the PAS product, but with Paychex acting as co-employer of the client’s employees. The Company’s PEO is operated primarily in Florida and Georgia, where PEOs are more prevalent. Paychex offers its PEO product through its subsidiary, Paychex Business Solutions. Clients that utilize the bundled services offered through the PAS and PEO products can concentrate their resources on their core businesses. As of May 31, 2002, the PAS and PEO products combined serviced over 80,000 client employees.

Retirement Services: The Company’s Retirement Services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, profit sharing, and money purchase plans. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant access online, electronic funds transfer, and other administrative services. Selling efforts for the Retirement Services products are focused primarily on the Company’s existing Payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. The Retirement Services product was utilized by over 23,000 clients at

May 31, 2002. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. Paychex is now one of the largest 401(k) recordkeepers for small businesses in the United States. Clients utilizing this service are charged a monthly fee and a fee per eligible employee. Client employee 401(k) funds externally managed totaled approximately $2.2 billion at May 31, 2002. The Company earns a fee approximating 30 basis points from the external managers based on the total of client employee 401(k) funds.

Workers’ Compensation Services: Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. Paychex provides Workers’ Compensation Insurance Administration services by serving, via its licensed insurance agency, as a general agent providing qualified workers’ compensation insurance through a variety of insurance carriers who are underwriters. The Pay-As-You-GoSM program uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large upfront payments, which stabilizes their cash flow and minimizes year-end adjustments. As of May 31, 2002, over 26,000 clients utilized the Workers’ Compensation product.

Section 125 Plans: The Company also offers outsourcing of plan administration under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, which results in a reduction in payroll taxes for employers and employees. The Flexible Spending Account Plan allows a client’s employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, and coverage tests are provided with these services.

Other Human Resource Products: Group health benefits are also offered in selected geographical areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource and Benefits products include employee handbooks, management manuals, and personnel forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Sales and Marketing:

The Company markets its services principally through its direct sales force based in major metropolitan markets serviced by the Company. The Company’s sales representatives specialize in Core Payroll, Major Market Services Payroll, or Human Resource and Benefits product lines. The Company’s sales force totaled approximately 1,250 at May 31, 2002, with 880 focused on Core Payroll, 100 focused on Major Market Services Payroll, 230 focused on various Human Resource and Benefits products, and 40 licensed agents selling Workers’ Compensation Insurance services. In addition to its direct selling and marketing efforts, the Company utilizes relationships with existing clients, certified public accountants, and banks for new client referrals. Approximately two-thirds of the Company’s clients come from these referral sources. The sales force for Human Resource and Benefits products is primarily focused on selling products and services to existing payroll clients since their processed payroll information provides the data integration necessary to provide these services.

The Company’s Web site at www.paychex.com, which includes an online payroll sales presentation and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of the field sales force. This online tool also allows Paychex to market to clients in more geographically remote areas. The Company’s sales representatives are also supported by marketing, advertising, public relations, and telemarketing programs. The Company has grown and expects to continue to grow its direct sales force. In recent years, the Company has increased its emphasis on the selling of ancillary services to both new clients and its existing client base.

Competition:

The market for payroll processing services is highly fragmented. The Company believes its primary national competitor, Automatic Data Processing, is the largest U.S. third-party provider of payroll processing in terms of both revenue and clients. Paychex also competes with other national, regional, local, and online service providers, all of which have significantly smaller client bases.

In addition to traditional payroll processing service providers, the Company competes with in-house payroll and human resource systems and departments. Payroll and human resource systems are sold by many vendors. The Company’s Human Resource and Benefits products also compete with a variety of providers of unbundled human resource services such as insurance companies, retirement services companies, and human resource consulting firms.

Software Maintenance and Product Development:

The ever-changing mandates of federal, state, and local taxing authorities require Paychex to update the proprietary software utilized by the Company to provide Payroll and Human Resource and Benefits services to its clients. The Company is also engaged in developing enhancements and maintenance to this software to meet the changing requirements of its clients and the marketplace. The Company develops proprietary software for new product offerings on a continuing basis. Research and development expenses are not significant to the Company’s overall results of operations.

Employees:

As of May 31, 2002, the Company and its subsidiaries employed approximately 7,400 people, of whom approximately 7,100 are full-time and approximately 300 are part-time and none of whom are covered by collective bargaining agreements.

Trademarks:

As of May 31, 2002, the Company and its subsidiaries have a number of trademarks and service marks filed for registration or registered with the U.S. Patent and Trademark Office, including the names Paychex, Taxpay, Paylink, Preview, Readychex, Pay-As-You-Go, Paychex Online Payroll, and Rapid Payroll. The Company believes these trademarks and service marks are important to its business.

Seasonality:

There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters with greater sales commission expenses reported in the third quarter, which ends in February.

Risk Factors:

The Company’s future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results and from Company projections. Important factors known to us that could cause such differences include, but are not limited to, those discussed below and those contained in the “Safe Harbor” statement at the beginning of this Form 10-K.

The Company may make errors and omissions in providing services: Processing, tracking, collecting, and remitting client funds to the various taxing authorities and client employees is complex. Errors have occurred in the past and are likely to occur in the future. These errors could include late filing with tax agencies and underpayment of taxes, which could result in significant penalties that would adversely affect the Company’s results of operations. The Company could also transfer funds in error to an incorrect party or for the wrong amount and may be unable to correct the error or recover the funds, resulting in a loss to the Company.

Changes in government policies could adversely impact the business: Many of the Company’s services, particularly tax filing and benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required or may choose to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of the Company’s services and substantially decrease its revenue. Added requirements could also increase the cost of doing business. Failure by the Company to modify its services in response to regulatory changes in a timely fashion could have adverse effects on the Company’s results of operations.

Failure of third-party service providers to perform their functions could harm the business: As part of providing services to clients, Paychex relies on a number of third-party service providers. These providers include, but are not limited to, couriers used to deliver client payroll checks, and banks, which electronically transfer funds from clients to their employees. Failure by these providers, for any reason, to deliver their services in a timely manner could result in significant penalties for late tax payments and impact client relations.

Failure of the Company’s Business Continuity Plan in the event of a catastrophe could result in the loss of client data and adversely interrupt operations: The Company’s operations are dependent on its ability to protect its infrastructure against damage from catastrophe or natural disaster, security breach, power loss, telecommunications failure, terrorist attack, or similar event. The Company has a Business Continuity Plan in place in the event of system failure due to any of these events. If the Business Continuity Plan was unsuccessful in a disaster recovery scenario, the Company could potentially lose client data or experience material adverse interruptions to its operations.

Any of the above risk factors could cause damage to the Company’s business reputation, which is important to the Company’s ability to attract new clients and retain existing clients.

Paychex clients could have insufficient funds to cover payments the Company has made on their behalf to taxing authorities and employees: As part of the payroll processing service, Paychex is authorized by its clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities. It is possible that the Company would be held liable for such amounts in the event the client has insufficient funds to cover them. The Company has in the past, and may in the future, make payments on its clients’ behalf for which it is not reimbursed, resulting in a loss to the Company.

Interest earned on funds held for clients could be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance: The Company receives interest income from investing client funds collected but not yet remitted to taxing authorities or to clients’ employees. Interest on these funds is a substantial part of total revenue. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact this interest income.

Stock Price Volatility: The market price of the Company’s common stock may be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in ratings or financial estimates by securities analysts, general economic conditions, fluctuations in the stock market that are not directly related to the Company’s operating performance, and other factors and events which are beyond the Company’s control. These and other factors can lead to fluctuations in the price of the Company’s stock.

Quantitative and Qualitative Disclosures About Market Risk: Refer to Item 7a of this Form 10-K for discussion on Market Risk Factors.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 911 Panorama Trail South, Rochester, NY 14625 in a 140,000-square-foot building complex owned by the Company. In addition, within the Rochester area, the Company owns three facilities, which account for a combined total of 213,000 square feet, and leases approximately 174,000 square feet, in several office complexes. These facilities house various administrative and technology functions, certain ancillary service functions, and a telemarketing unit. The Company expects to purchase a 220,000-square-foot facility in Rochester, New York in a transaction that is anticipated to be completed in the first quarter of fiscal 2003. The Company receives incentives for certain of its owned facilities under arrangements with government agencies.

The Company leases approximately 1,612,000 square feet of space for its regional, branch, and sales offices, and data processing centers at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York, and Philadelphia, Pennsylvania, which together account for approximately 56,000 square feet.

The Company believes that adequate, suitable lease space will continue to be available for its needs.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business and operations, the Company is subject to various claims and litigation including licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The NASDAQ Stock MarketSM under the symbol “PAYX.” Dividends are normally paid in February, May, August, and November. The level and continuation of future dividends are dependent on the Company’s future earnings and cash flows, and are subject to the discretion of the Board of Directors.

On June 30, 2002, there were 16,842 holders of record of the Company’s common stock which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,075 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,599 participants in the Paychex, Inc. 404(k) Employee Stock Ownership Plan.

The high and low sale prices for the Company’s Common Stock for the two fiscal years ended May 31, 2002 and 2001 as reported on the NASDAQ Stock Market are as follows:

	Fiscal 2002 sales prices		Fiscal 2001 sales prices

	High	Low	High	Low

First quarter	$43.49	$35.90	$46.88	$35.00
Second quarter	$37.45	$28.27	$61.25	$40.50
Third quarter	$39.47	$31.85	$58.63	$36.75
Fourth quarter	$42.15	$33.67	$42.85	$30.61

The Company maintains equity compensation plans in the form of stock option incentive plans, all of which have been approved by the shareholders of the corporation. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options (broad based grants only) from the 1998 Stock Incentive Plan. The 1995 and 1992 Stock Incentive Plans expired in August 1998 and 1995, respectively, although previously granted options to purchase shares under these plans remain outstanding at May 31, 2002. Refer to Note G – Stock Option Plans in the Notes to the Consolidated Financial Statements contained in Item 8: Financial Statements and Supplementary Data for more information on the Company’s stock option plans.

The following table details information on securities authorized for issuance under the Company’s Stock Incentive Plans:

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by security holders	8,700,000	$22.16	2,618,000

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except per
share amounts
Year ended May 31,	2002	2001	2000	1999	1998

Service revenues	$892,189	$786,521	$669,319	$544,961	$450,275
Interest on funds held for clients	62,721	83,336	58,800	52,335	43,429

Total revenues	$954,910	$869,857	$728,119	$597,296	$493,704
Operating income	$363,694	$336,702	$258,893	$187,562	$134,700
Net income	$274,531	$254,869	$190,007	$139,099	$102,219
Diluted earnings per share	$.73	$.68	$.51	$.37	$.28
Cash dividends per share	$.42	$.33	$.22	$.15	$.10
Total assets	$2,953,075	$2,907,196	$2,455,577	$1,873,101	$1,549,787
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$923,981	$757,842	$563,432	$435,800	$329,607

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the Company’s operating results for each of the three fiscal years in the period ended May 31, 2002 (fiscal 2002, 2001, and 2000), and its financial condition at May 31, 2002. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained at the beginning of this Form 10-K.

Critical Accounting Policies:

Note A to the Consolidated Financial Statements included in Item 8 of this Form 10-K discusses the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to investments, allowance for doubtful accounts, fixed assets, income taxes, contingencies, and our clients’ inability to meet their payroll obligations. The Company bases its estimates on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $1,056.9 million, $865.7 million, and $731.3 million for fiscal 2002, 2001, and 2000, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on Taxpay and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

As part of providing Payroll, Taxpay, and Employee Pay Services, Paychex is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money funds transfers from client bank accounts are subject to potential risk of losses resulting from clients’ insufficient funds to cover such transfers.

The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income as reported on the Company’s Statement of Stockholders’ Equity. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds.

Results of Operations:

For fiscal 2002, the Company completed its twelfth consecutive year of record total revenues and net income and now services over 390,000 clients. The results for fiscal 2002 have been affected by recessionary economic conditions in the U.S. and lower interest rates. The Company’s results of operations are summarized as follows:

In thousands, except per share amounts	2002	Change		2001	Change	2000	Change

Revenues:
Payroll	$770,243		11.8%	$688,650	15.8%	$594,445	20.6%
Human Resource and Benefits	121,946		24.6%	97,871	30.7%	74,874	43.9%

Total service revenues	892,189		13.4%	786,521	17.5%	669,319	22.8%
Interest on funds held for clients	62,721	-	24.7%	83,336	41.7%	58,800	12.4%

Total revenues	954,910		9.8%	869,857	19.5%	728,119	21.9%
Combined operating & SG&A expenses	591,216		10.9%	533,155	13.6%	469,226	14.5%

Operating income	363,694		8.0%	336,702	30.1%	258,893	38.0%
Investment income, net	31,315		14.8%	27,279	65.5%	16,479	31.0%

Income before income taxes	395,009		8.5%	363,981	32.2%	275,372	37.6%
Income taxes	120,478		10.4%	109,112	27.8%	85,365	39.8%

Net income	$274,531		7.7%	$254,869	34.1%	$190,007	36.6%

Diluted earnings per share	$.73		7.4%	$.68	33.3%	$.51	37.8%

Operating income as a % of total revenues	38.1%			38.7%		35.6%
Operating income (excluding interest on funds held for clients) as a % of total service revenues	33.7%			32.2%		29.9%
Income before income taxes as a % of total revenues	41.4%			41.8%		37.8%
Net income as a % of total revenues	28.7%			29.3%		26.1%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	2002	2001	2000

For the fiscal year ended May 31:
Average investment balances (in millions):
Funds held for clients	$1,852.4	$1,683.5	$1,379.3
Corporate investments	686.5	575.7	422.2

Total	$2,538.9	$2,259.2	$1,801.5

Average interest rates earned (exclusive of realized gains/(losses)):
Funds held for clients	2.9%	4.6%	4.5%
Corporate investments	3.7%	4.5%	4.2%
Total combined funds held for clients and corporate investment portfolios	3.1%	4.6%	4.4%

Realized gains/(losses) (in millions):
Funds held for clients	$9.2	$5.7	$(2.9)
Corporate investments	6.7	1.7	(.8)

Total	$15.9	$7.4	$(3.7)

As of May 31:
Unrealized gain/(loss) on available-for-sale portfolio (in millions)	$26.7	$20.5	$(13.4)
Federal Funds rate	1.75%	4.00%	6.50%
Three-year “AAA” municipal securities yield	2.75%	3.44%	4.96%
Total available-for-sale securities (in millions)	$1,502.7	$1,339.6	$984.3
Average duration of available-for-sale securities portfolio in years	2.3	2.5	2.4
Weighted average yield-to-maturity of available-for-sale securities portfolio	3.6%	4.3%	4.5%

Total service revenues are comprised of revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from Payroll, Taxpay, Employee Pay Services, and other ancillary services. Employee Pay Services include the Direct Deposit, Readychex, and Access Card products. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services.

The increases in Payroll service revenues in fiscal 2002 and fiscal 2001 compared with the respective prior year periods are attributable to the addition of new clients, new services, price increases, and increased utilization of ancillary services by both new and existing clients. As of May 31, 2002, 85% of Paychex clients utilized Taxpay, the Company’s tax filing and payment feature, compared with 83% at the end of 2001 and 81% at the end of 2000. Client utilization of the Taxpay product is expected to mature in the range of 85% to 87%. The Company’s Employee Pay Services were utilized by 57% of its clients at May 31, 2002 compared with 53% at the end of 2001 and 47% at the end of 2000. Major Market

Services revenues totaled $71.7 million, $47.4 million, and $30.0 million for fiscal years 2002, 2001, and 2000, respectively. This represents year-over-year revenue growth of 51% for fiscal 2002 and 58% for fiscal 2001. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2002 and fiscal 2001 are primarily related to increases in the number of clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues totaled $56.5 million, $43.3 million, and $31.5 million in fiscal 2002, 2001, and 2000, respectively. This represents year-over-year revenue growth of 30% for fiscal 2002 and 37% for fiscal 2001. The Company serviced over 23,000 and over 19,000 Retirement Services clients at May 31, 2002 and 2001, respectively.

The Paychex Administrative Services (PAS) product is a package of payroll, employer compliance, employee benefits administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. This product was introduced in May 2000 and was available nationwide by the end of fiscal 2001. The Company’s PEO product provides primarily the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenue from these products increasing 41% and 50% for fiscal 2002 and 2001, respectively. The PAS and PEO products serviced over 80,000 and over 60,000 client employees as of May 31, 2002 and 2001, respectively.

The decline in interest on funds held for clients in fiscal 2002 is primarily the result of lower interest rates in fiscal 2002 compared with fiscal 2001 offset by net realized gains on the sale of available-for-sale securities and higher average portfolio balances. In fiscal 2001, interest on funds held for clients increased over fiscal 2000 levels due to higher comparable average interest rates, net realized gains on the sale of available-for-sale securities and higher average portfolio balances.

The increases in combined operating and SG&A expenses reflect increases in personnel, information technology, and facility costs to support the overall growth of the Company. At May 31, 2002, the Company had approximately 7,400 employees compared with approximately 7,300 at the end of fiscal 2001. The Company has made an investment in sales and operations personnel and technology for the MMS and PAS product expansions during fiscal 2002 and 2001.

Investment income, net primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale securities. Investment income, net does not include interest on funds held for clients, which is included in total revenues. The increases in investment income, net in fiscal 2002 and 2001 are primarily due to net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances. The increase for fiscal 2002 was offset by lower average interest rates compared with fiscal 2001. The increase for fiscal 2001 reflected the benefit of higher average interest rates compared with fiscal 2000.

The effective income tax rate was 30.5% in fiscal 2002 compared with 30.0% in fiscal 2001 and 31.0% in fiscal 2000. Fiscal 2003’s effective income tax rate is expected to approximate 31.0%.

Economic Conditions and Outlook:

The Company began to experience the effects of the economic recession in the first quarter of fiscal 2002, and these effects continued throughout the fiscal year. In response to the declining economic conditions, the Federal Reserve lowered the Federal Funds rate eleven times since January 2001 to 1.75%, which represents a cumulative 475 basis point reduction. Year-over-year comparisons for interest on funds held for clients and corporate investment income combined were down 15% in fiscal 2002, but were up 47% and 16% in fiscal 2001 and 2000, respectively. The impact of the rate cuts on year-over-year comparisons for interest on funds held for clients and corporate investment income was more significant in the third and fourth quarters of fiscal 2002.

In addition to the effects of volatile interest rates, the impact of a recessionary economy has resulted in a lower number of checks per client as existing clients reduce their work forces. For fiscal 2002, checks per client declined 3.7% year-over-year. In the fourth quarter of fiscal 2002, the Company experienced a 3.0% decline in checks per client compared to 4.8% in the third quarter, 4.3% in the second quarter, and 2.6% in the first quarter. During the recession of the early 1990’s, the Company experienced a total reduction in checks per client of approximately 3%.

Despite the above factors, income before taxes remained strong at 41% of total revenues during fiscal 2002, compared with 42% in fiscal 2001 and 38% in fiscal 2000. In addition, the Company continued to leverage its infrastructure as operating income (excluding interest on funds held for clients) as a percentage of total service revenues was 34% in fiscal 2002 compared with 32% in fiscal 2001 and 30% in fiscal 2000. The Company estimates that if the interest rates and checks per client conditions experienced in fiscal 2000 had continued throughout fiscal 2001 and fiscal 2002, net income growth for fiscal 2001 would have been approximately 25% compared with actual growth of 34%, and net income growth for fiscal 2002 would have been approximately 20% compared with actual growth of 8%.

The Company has based fiscal 2003 expectations on current economic conditions remaining in place with no significant changes. Accordingly, for fiscal 2003, the Company projects Payroll service revenue growth in the range of 9% to 11% and Human Resource and Benefits service revenue growth in the range of 17% to 19%. Total service revenue growth is anticipated to be in the range of 10% to 12%. The Company expects interest on funds held for clients and corporate investment income combined to be down approximately 15%.

Taking the aforementioned factors into consideration, the Company anticipates achieving record total revenues and net income for fiscal 2003 and estimates total revenue growth to be in the range of 8% to 10% with net income growth approximating or slightly less than total revenue growth.

Liquidity and Capital Resources:

The Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. At May 31, 2002, the Company had $725 million in available cash and corporate investments. Projected operating cash flows are expected to adequately support normal business operations, purchases of property and equipment, and current dividend payments. The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during fiscal 2002 or at May 31, 2002. As of May 31, 2002, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2003	$29,672
2004	$25,225
2005	$19,877
2006	$17,106
2007	$13,046
Thereafter	$25,586

Operating activities

In thousands	2002	Change	2001	Change	2000	Change

Operating cash flows	$303,821	—	$304,938	22.5%	$249,028	43.0%

Operating cash flows in fiscal 2002 were comparable with fiscal 2001 as higher net income was offset by higher uses of working capital. The higher use of working capital was related primarily to the timing of payments for payroll-related, income tax, and other liabilities and timing of payments for PEO and PAS payroll liabilities. The increase in operating cash flows in fiscal 2001 was primarily due to higher net income.

Investing activities

In thousands	2002	Change		2001	Change	2000	Change

Net funds held for clients and corporate investment activities	$(94,728)	-	34.3%	$(144,270)	—	$(144,322)	74.5%
Purchases of property and equipment	(54,378)		20.2%	(45,250)	32.5%	(34,154)	54.4%
Proceeds from the sale of property and equipment	14		—	32	—	1,266	—
Purchases of other assets	(2,166)	-	73.9%	(8,290)	19.0%	(6,964)	94.0%

Net cash used in investing activities	$(151,258)	-	23.5%	$(197,778)	7.4%	$(184,174)	69.9%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. Cash used in net funds held for clients and corporate investment activities primarily relates to purchases of corporate investments. Corporate investments have increased due to the investment of growing cash balances provided by operating activities less purchases of property and equipment and dividend payments. Additional discussion of interest rates and related risks is included in Item 7A of this Form 10-K.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. In fiscal 2002, the Company made purchases of property and equipment of $54.4 million, compared with $45.3 million of purchases in fiscal 2001 and $34.2 million in fiscal 2000. Purchases of property and equipment in fiscal 2003 are expected to be in the range of $65 million to $70 million, including the purchase of a 220,000-square-foot facility in Rochester, New York, which is expected to be completed in the first quarter of fiscal 2003. Fiscal 2003 depreciation expense is projected to be in the range of $33 million to $35 million.

During fiscal 2002, the Company began constructing a data center to consolidate the location and operation of certain data processing equipment and software and enhance disaster recovery capabilities. Purchases of data processing equipment and software and building improvements in fiscal 2002 for the data center were approximately $18.3 million. During fiscal 2002, the Company purchased through negotiated transactions approximately $11.2 million of data processing equipment and software from

EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

Financing activities

In thousands, except
per share amounts	2002	Change	2001	Change	2000	Change

Dividends paid	$(157,481)	27.9%	$(123,112)	50.9%	$(81,583)	50.9%
Proceeds from exercise of stock options	21,031	44.0%	14,600	29.9%	11,242	103.1%
Other	—	—	—	—	(69)	13.1%

Net cash used in financing activities	$(136,450)	25.7%	$(108,512)	54.1%	$(70,410)	44.9%

Cash dividends per common share	$.42	27.3%	$.33	50.0%	$.22	46.7%

Dividends paid: In October 2001, the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. In October 2000, the Board of Directors approved a 50% increase in the quarterly dividend payment to $.09 per share from $.06 per share. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors. The Company declared a three-for-two stock split effected in the form of a 50% stock dividend in May of 2000.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is primarily due to an increase in number of shares exercised and an increase in the comparable average exercise price per share. Shares exercised in fiscal 2002 were 2,212,000 compared with 1,878,000 shares in fiscal 2001 and 1,532,000 shares in fiscal 2000. The Company has recognized a tax benefit from the exercise of stock options of $24.1 million, $26.4 million, and $19.4 million for fiscal 2002, fiscal 2001, and fiscal 2000, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes. See Note G of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosure on the Company’s stock option plans.

Other:

New accounting pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 141, “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted these standards in the first quarter of fiscal 2002. Based on the provisions of SFAS No. 142, amounts previously recorded as goodwill were reclassified to intangible assets. Adoption of these standards did not impact the results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1,

2003.     The Company is currently evaluating the provisions of this Statement, but does not anticipate adoption of this Statement will result in a material impact to its results of operations or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors:

Interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, whereas corporate investments are primarily comprised of available-for-sale debt securities. The Company’s available-for-sale debt securities are exposed to interest rate risk as interest rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. Increases in interest rates normally decrease the market value of the available-for-sale securities, while decreases in interest rates increase the market value of the available-for-sale securities. The Company’s available-for-sale securities and short-term funds are exposed to earnings risk from changes in interest rates, as rate volatility will cause fluctuations in the earnings potential of future investments. Increases in interest rates quickly increase earnings from short-term funds, and over time increase earnings from the available-for-sale securities portfolio. Decreases in interest rates have the opposite earnings effect on the available-for-sale securities and short-term funds. Earnings from the available-for-sale securities do not reflect changes in rates until the investments are sold or mature, and the proceeds are reinvested at current rates. The immediate impact of changing interest rates on earnings from short-term funds may be temporarily offset by realized gains or losses from transactions in the Company’s available-for-sale portfolio.

The Company directs investments towards high credit-quality, tax-exempt securities to mitigate the risk that earnings from the portfolio could be adversely impacted by changes in interest rates in the near term. The Company invests in short- to intermediate-term, fixed-rate municipal and government securities, which typically have lower interest rate volatility, and normally manages the securities portfolio to a benchmark duration of 2.5 to 3.0 years. The Company does not utilize derivative financial instruments to manage interest rate risk.

The trend in market interest rates during the second half of fiscal 2001 and the first half of fiscal 2002 has been interest rate reductions. The following table summarizes the changes in the Federal Funds rate over the last three fiscal years:

	2002	2001	2000

Federal Funds rate – beginning of fiscal year	4.00%	6.50%	4.75%
Rate increase/(decrease):
First quarter	(.50)	—	.50
Second quarter	(1.50)	—	.25
Third quarter	(.25)	(1.00)	.25
Fourth quarter	—	(1.50)	.75

Federal Funds rate – end of fiscal year	1.75%	4.00%	6.50%

Three-year “AAA” municipal securities yields at May 31:	2.75%	3.44%	4.96%

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

The total investment portfolio is expected to average approximately $2.85 billion in fiscal 2003. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than 30 days and 50% invested in intermediate-term municipal securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for fiscal 2003.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $26.7 million at May 31, 2002 and $20.5 million at May 31, 2001, compared with unrealized losses of $13.4 million at May 31, 2000. During fiscal 2002, the unrealized gain position ranged from approximately $7.5 million (during the fourth quarter) to $35.9 million (during the second quarter). As of May 31, 2002 and May 31, 2001, the Company had $1.5 billion and $1.3 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.6% and 4.3%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at May 31, 2002 would be approximately $8.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At May 31, 2002, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Ernst & Young LLP Independent Auditors

Board of Directors
Paychex, Inc.

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York
June 21, 2002

Consolidated Statements of Income
In thousands, except per share amounts

Year ended May 31,	2002	2001	2000

Revenues:

Service revenues	$892,189	$786,521	$669,319

Interest on funds held for clients	62,721	83,336	58,800

Total revenues	954,910	869,857	728,119

Operating costs	220,697	200,352	173,481

Selling, general, and administrative expenses	370,519	332,803	295,745

Operating income	363,694	336,702	258,893

Investment income, net	31,315	27,279	16,479

Income before income taxes	395,009	363,981	275,372

Income taxes	120,478	109,112	85,365

Net income	$274,531	$254,869	$190,007

Basic earnings per share	$.73	$.68	$.51

Diluted earnings per share	$.73	$.68	$.51

Weighted-average common shares outstanding	374,747	372,777	370,603

Weighted-average shares assuming dilution	378,002	377,510	375,081

Cash dividends per common share	$.42	$.33	$.22

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
In thousands

May 31,	2002	2001

Assets

Cash and cash equivalents	$61,897	$45,784

Corporate investments	663,316	568,217

Interest receivable	25,310	28,281

Accounts receivable, net	109,858	100,640

Prepaid expenses and other current assets	10,106	7,306

Current assets before funds held for clients	870,487	750,228

Funds held for clients	1,944,087	2,041,045

Total current assets	2,814,574	2,791,273

Property and equipment, net	121,566	96,078

Intangible assets, net	9,040	9,612

Deferred income taxes	—	1,361

Other assets	7,895	8,872

Total assets	$2,953,075	$2,907,196

Liabilities

Accounts payable	$14,104	$16,377

Accrued compensation and related items	46,819	57,418

Deferred revenue	4,137	4,421

Accrued income taxes	3,140	9,783

Deferred income taxes	9,503	4,996

Other current liabilities	14,810	19,282

Current liabilities before client fund deposits	92,513	112,277

Client fund deposits	1,930,893	2,031,565

Total current liabilities	2,023,406	2,143,842

Long-term liabilities	5,688	5,512

Total liabilities	2,029,094	2,149,354

Stockholders’ equity
Common stock, $.01 par value, 600,000 authorized shares Issued: 375,859 at May 31, 2002 and 373,647 at May 31, 2001	3,759	3,736

Additional paid-in capital	185,006	139,897

Retained earnings	718,192	601,142

Accumulated other comprehensive income	17,024	13,067

Total stockholders’ equity	923,981	757,842

Total liabilities and stockholders’ equity	$2,953,075	$2,907,196

See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders' Equity
In thousands

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance at May 31, 1999	246,326	$2,463	$68,238	$362,269	$2,830	$435,800

Net income				190,007		190,007

Unrealized losses on securities, net of tax					(11,405)	(11,405)

Total comprehensive income						178,602

Cash dividends declared				(81,583)		(81,583)

Exercise of stock options	1,532	16	11,226			11,242

Tax benefit from exercise of stock options			19,440			19,440

Shares issued in connection with three-for-two stock split	123,911	1,239		(1,308)		(69)

Balance at May 31, 2000	371,769	3,718	98,904	469,385	(8,575)	563,432

Net income				254,869		254,869

Unrealized gains on securities, net of tax					21,642	21,642

Total comprehensive income						276,511

Cash dividends declared				(123,112)		(123,112)

Exercise of stock options	1,878	18	14,582			14,600

Tax benefit from exercise of stock options			26,411			26,411

Balance at May 31, 2001	373,647	3,736	139,897	601,142	13,067	757,842

Net income				274,531		274,531

Unrealized gains on securities, net of tax					3,957	3,957

Total comprehensive income						278,488

Cash dividends declared				(157,481)		(157,481)

Exercise of stock options	2,212	23	21,008			21,031

Tax benefit from exercise of stock options			24,101			24,101

Balance at May 31, 2002	375,859	$3,759	$185,006	$718,192	$17,024	$923,981

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
In thousands

Year ended May 31,	2002	2001	2000

Operating activities

Net income	$274,531	$254,869	$190,007

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization on depreciable and intangible assets	29,509	26,439	23,903

Amortization of premiums and discounts on available-for-sale securities	17,883	12,700	12,581

Provision (benefit) for deferred income taxes	3,750	3,411	(2,786)

Tax benefit related to exercise of stock options	24,101	26,411	19,440

Provision for bad debts	1,378	1,413	1,871

Net realized (gains)/losses on sales of available-for-sale securities	(15,853)	(7,423)	3,728

Changes in operating assets and liabilities:

Interest receivable	2,971	(5,845)	(4,391)

Accounts receivable	(10,596)	(14,445)	(26,538)

Prepaid expenses and other current assets	(2,800)	(775)	(531)

Accounts payable and other current liabilities	(22,179)	7,705	28,836

Net change in other assets and liabilities	1,126	478	2,908

Net cash provided by operating activities	303,821	304,938	249,028

Investing activities

Purchases of available-for-sale securities	(1,213,325)	(921,138)	(869,795)

Proceeds from sales of available-for-sale securities	969,177	575,247	711,184

Proceeds from maturities of available-for-sale securities	85,115	19,230	19,770

Net change in funds held for clients’ money market securities and other cash equivalents	164,977	(64,034)	(432,016)

Net change in client fund deposits	(100,672)	246,425	426,535

Purchases of property and equipment	(54,378)	(45,250)	(34,154)

Proceeds from sale of property and equipment	14	32	1,266

Purchases of other assets	(2,166)	(8,290)	(6,964)

Net cash used in investing activities	(151,258)	(197,778)	(184,174)

Financing activities

Dividends paid	(157,481)	(123,112)	(81,583)

Proceeds from exercise of stock options	21,031	14,600	11,242

Other	—	—	(69)

Net cash used in financing activities	(136,450)	(108,512)	(70,410)

Increase/(decrease) in cash and cash equivalents	16,113	(1,352)	(5,556)

Cash and cash equivalents, beginning of fiscal year	45,784	47,136	52,692

Cash and cash equivalents, end of fiscal year	$61,897	$45,784	$47,136

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

Note A — Significant Accounting Policies

Business activities: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

Total revenues are comprised of service revenues and interest on funds held for clients. Service revenues are comprised of the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from Payroll processing, Taxpay, Employee Pay Services and other ancillary services. Employee Pay Services includes the Direct Deposit, Readychex, and Access Card product lines.

Payroll processing services include the preparation of payroll checks, internal accounting records, federal, state, and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses.

In connection with Taxpay, an automated tax payment and filing service, the Company collects payroll taxes electronically from clients’ bank accounts typically on payday, prepares and files the applicable tax returns and remits taxes to the appropriate taxing authorities on the due date. These collections from clients are typically paid between one and thirty days after receipt, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes and is subject to cash penalties imposed by tax authorities for late filings and late or underpayments of taxes. With Employee Pay Services, employers are offered the option of paying their employees by Direct Deposit, Access Card, a check drawn on a Paychex account, or a check drawn on the employer’s account. For the first three methods, net payroll is collected electronically from the client’s bank account typically one day before payroll and provides payment to the employee on payday. In connection with Taxpay and Employee Pay Services, authorized electronic money transfers from client bank accounts are subject to potential risk of losses resulting from insufficient funds to cover such transfers.

In addition to service fees paid by clients, the Company earns interest on Taxpay and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. The funds held for clients and related client deposit liability are included in the Consolidated Balance Sheets as current assets and current liabilities. The amount of funds held for clients and related client deposit liability varies significantly during the year.

The Human Resource and Benefits product line provides small- to medium-sized businesses with 401(k) Plan Recordkeeping, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, Group Benefits, State Unemployment Insurance and Employee Management Services. The Company’s Paychex Administrative Services (PAS) product provides a combined package of payroll, employer compliance, employee benefit administration and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and related benefits costs. The Company also operates a Professional Employer Organization (PEO) which provides primarily the same combined package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees.

Principles of consolidation: The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business combinations: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard 141, “Business Combinations” (SFAS No. 141). The Statement requires that all future business combinations be accounted for using the purchase method of accounting and the use of the pooling-of-interest method is prohibited for transactions initiated after July 1, 2001. The Company adopted SFAS No. 141 in the first quarter of fiscal 2002 with no impact on its results of operations or financial position.

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

Accounts receivable, net: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $2,600,000 and $3,365,000 at May 31, 2002 and 2001, respectively.

Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of debt securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. Funds held for clients also include cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. Realized gains and losses from funds held for clients are included in interest on funds held for clients. Realized gains and losses from corporate investments are included in investment income, net.

Concentrations: Substantially all of the Company’s deposited cash is maintained at two large credit-worthy financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities are held in custody with one of the two aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market securities, are restricted to credit-worthy broker-dealers and financial institutions.

Property and equipment, net: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally 10 to 35 years for buildings and improvements and 2 to 15 years for data processing equipment and software, furniture and fixtures, and leasehold improvements.

Software development and enhancements: Expenditures for major software purchases and software developed for internal use are capitalized and amortized by the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For internal use software all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

Intangible assets, net: Intangible assets result from client list acquisitions and are reported net of accumulated amortization in the Consolidated Balance Sheets. Intangible assets are amortized over periods ranging from 5 to 10 years using either straight-line or accelerated methods. The Company regularly reviews and assesses the recoverability of such assets.

In June 2001, the FASB issued Statement of Financial Accounting Standard 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). The statement recognizes that goodwill has an indefinite useful life and will no longer be subject to periodic amortization, but rather periodically evaluated for impairment. The statement also requires an evaluation of existing acquired goodwill and other intangible assets for proper classification under the new requirements. The Company adopted SFAS No. 142 in the first quarter of fiscal 2002. Based on the provisions of SFAS No. 142, amounts previously recorded as goodwill were reclassified to intangible assets. Adoption of this standard did not impact the results of operations or financial position of the Company. At May 31, 2002 and 2001, the Company did not have any goodwill recorded on the Consolidated Balance Sheets.

Other long-term assets: Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. The investments in these partnerships are accounted for under the equity method with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income.

Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums and claims of PEO worksite employees. Direct costs billed and incurred were $1,056,852,000, $865,716,000, and $731,266,000 for fiscal 2002, 2001, and 2000, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on Taxpay and Employee Pay Services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

Income taxes: The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company accounts for the tax benefit from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital.

Stock-based compensation costs: Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the SFAS, the Company accounts for such arrangements under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

Stock split effected in the form of a stock dividend: The Company declared a three-for-two stock split in the form of a 50% stock dividend on outstanding shares payable to shareholders of record as of May 12, 2000 with a distribution date of May 22, 2000. Basic and diluted earnings per share, cash dividends per common share, weighted-average shares outstanding, weighted-average shares assuming dilution, and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

New accounting standards: In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company is currently evaluating the provisions of this Statement, but does not believe adoption of the Statement will result in a material impact to its results of operations or financial position.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

Note B — Segment Financial Information

The Company is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

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

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

In thousands, except per share amounts	Year ended May 31,

	2002	2001	2000

Basic earnings per share:

Net income	$274,531	$254,869	$190,007

Weighted-average common shares outstanding	374,747	372,777	370,603

Basic earnings per share	$.73	$.68	$.51

Diluted earnings per share:

Net income	$274,531	$254,869	$190,007

Weighted-average common shares outstanding	374,747	372,777	370,603

Effect of dilutive stock options at average market price	3,255	4,733	4,478

Weighted-average shares assuming dilution	378,002	377,510	375,081

Diluted earnings per share	$.73	$.68	$.51

Weighted-average anti-dilutive stock options	1,476	328	495

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

Note D — Funds Held For Clients and Corporate Investments

Funds held for clients and corporate investments at May 31, 2002 and 2001 are as follows:

In thousands	2002		2001

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,101,721	$1,101,721	$1,266,698	$1,266,698

Available-for-sale securities:

General obligation municipal bonds	772,388	786,435	582,249	590,806

Pre-refunded municipal bonds	249,332	254,166	293,109	298,058

Revenue municipal bonds	446,168	453,854	443,667	450,635

Other debt securities	8,139	8,180	—	—

Other equity securities	20	64	20	64

Total available-for-sale securities	1,476,047	1,502,699	1,319,045	1,339,563

Other	3,357	2,983	3,099	3,001

Total funds held for clients and corporate investments	$2,581,125	$2,607,403	$2,588,842	$2,609,262

Classification of investments on Consolidated Balance Sheets:

Funds held for clients	$1,930,893	$1,944,087	$2,031,565	$2,041,045

Corporate investments	650,232	663,316	557,277	568,217

Total funds held for clients and corporate investments	$2,581,125	$2,607,403	$2,588,842	$2,609,262

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At May 31, 2002, approximately 98% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk and, therefore, adopting Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” had no impact on the results of operations or financial condition of the Company.

Gross unrealized gains and losses, and unrealized gains, net of the available-for-sale securities are as follows:

	Gross	Gross
In thousands	unrealized	unrealized	Unrealized
May 31,	gains	losses	gains, net

2002	$26,818	$166	$26,652

2001	$20,771	$253	$20,518

Gross realized gains and losses are as follows:

In thousands		Year ended May 31,

	2002	2001	2000

Gross realized gains	$16,064	$8,157	$590

Gross realized losses	$211	$734	$4,318

The cost and fair value of available-for-sale securities at May 31, 2002 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

In thousands	May 31, 2002

	Cost	Fair value

Maturity date:

Due in one year or less	$158,879	$160,276

Due after one year through three years	780,801	795,863

Due after three years through five years	397,136	405,027

Due after five years	139,231	141,533

Total available-for-sale securities	$1,476,047	$1,502,699

Note E — Property and Equipment, Net

The components of property and equipment, net are as follows:

In thousands	May 31,

	2002	2001

Land and improvements	$3,155	$2,919

Buildings and improvements	37,909	36,923

Data processing equipment and software	115,512	106,359

Furniture, fixtures, and equipment	81,959	75,243

Leasehold improvements	15,995	12,545

Construction in progress	18,941	—

	273,471	233,989

Less: accumulated depreciation and amortization	151,905	137,911

Property and equipment, net	$121,566	$96,078

Depreciation expense was $27,020,000, $24,406,000, and $22,442,000 for fiscal years 2002, 2001, and 2000, respectively.

Construction in progress primarily represents purchases of data processing equipment and software and building improvements for a data center the Company began constructing in fiscal 2002. The Company expects the data center to be completed and operational by the middle of fiscal 2003.

Note F — Intangible Assets, Net

The components of intangible assets, net are as follows:

In thousands	May 31,

	2002	2001

Client list acquisitions	$18,681	$16,764

Less: accumulated amortization	9,641	7,152

Intangible assets, net	$9,040	$9,612

Amortization expense for client list acquisitions was $2,489,000, $2,033,000, and $1,461,000 for fiscal years 2002, 2001, and 2000, respectively. In prior years, the Company reported a component of intangible assets as goodwill. Based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted June 1, 2001, amounts previously recorded as goodwill were reclassified to intangible assets.

The estimated amortization expense for the next five fiscal years relating to client list acquisition balances as of May 31, 2002 is as follows:

In thousands	Estimated amortization
Fiscal year ended May 31,	expense

2003	$2,456

2004	$2,131

2005	$1,806

2006	$1,216

2007	$759

Note G — Stock Option Plans

The Company reserved 7,814,250 shares to be granted to employees in the form of non-qualified and incentive stock options under the 1998 Stock Incentive Plan, with 2,618,000 shares available for future grants at May 31, 2002. The 1995 and 1992 Stock Incentive Plans expired in August 1998 and 1995, respectively; however, options to purchase 3,867,000 shares under these plans remain outstanding at May 31, 2002.

The exercise price for the shares subject to options of the Company’s common stock is equal to the fair market value on the date of the grant. All stock option grants have a contractual life of ten years from the date of the grant. Non-qualified stock option grants vest at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.

In November 1996, the Company granted options to purchase 3,157,000 shares in a broad-based incentive stock option grant, for which 50% vested on May 3, 1999, and 50% vested on May 1, 2001. At May 31, 2002, options to purchase 806,000 shares remained outstanding and exercisable at an exercise price of $11.53 per share. In July 1999, the Company granted options to purchase 1,381,000 shares in a second broad-based incentive stock option grant, for which 25% vested in July 2000 and an additional 25% will vest in each of the following three years. At May 31, 2002, options to purchase 778,000 shares remained outstanding at an exercise price of $21.46 per share. In October 2001, the Company granted options to purchase 1,295,000 shares in a third broad-based incentive stock option grant, for which 25% will vest in October of each of the following four years. At May 31, 2002, options to purchase 1,148,000 shares remained outstanding at an exercise price of $33.17. Subsequent to each of the broad-based grants, each April and October, the Company granted options to newly hired employees that met certain criteria.

The following table summarizes stock option activity for the three years ended May 31, 2002:

In thousands, except per share amounts	Shares subject	Weighted-average
	to options	exercise price

Outstanding at May 31, 1999	10,872	$8.91

Granted	2,991	$22.82

Exercised	(2,281)	$5.16

Forfeited	(875)	$17.62

Outstanding at May 31, 2000	10,707	$12.88

Granted	881	$43.35

Exercised	(1,878)	$8.10

Forfeited	(547)	$22.73

Outstanding at May 31, 2001	9,163	$16.21

Granted	2,224	$36.30

Exercised	(2,212)	$9.51

Forfeited	(475)	$32.41

Outstanding at May 31, 2002	8,700	$22.16

Exercisable at May 31, 2000	4,708	$6.59

Exercisable at May 31, 2001	5,202	$9.63

Exercisable at May 31, 2002	4,515	$12.75

The following table summarizes information about stock options outstanding and exercisable at May 31, 2002:

	Options outstanding			Options exercisable

			Weighted- average
	Shares subject	Weighted-average	remaining	Shares subject	Weighted-average
Range of exercise	to options	exercise price	contractual	to options	exercise price
prices per share	(In thousands)	per share	life in years	(In thousands)	per share

$ 1.68 - $10.28	1,135	$4.52	2.3	1,135	$4.52

$10.29 - $20.55	2,809	$13.20	5.0	2,579	$12.68

$20.56 - $30.83	1,842	$21.56	7.0	660	$21.58

$30.84 - $41.10	2,336	$36.26	9.2	108	$35.08

$41.11 - $51.38	578	$45.33	8.2	33	$51.38

$ 1.68 - $51.38	8,700	$22.16	6.4	4,515	$12.75

In applying APB Opinion No. 25, no expense was recognized for stock options granted. SFAS No. 123 requires that a fair market value of all awards of stock-based compensation be determined using standard techniques and that pro forma net income and earnings per share be disclosed as if the resulting stock-based compensation amounts were recorded in the Consolidated Statements of Income. The table below depicts these effects:

In thousands, except per share amounts		Year ended May 31,

	2002	2001	2000

Pro forma net income	$261,910	$244,481	$180,849

Pro forma basic earnings per share	$.70	$.66	$.49

Pro forma diluted earnings per share	$.69	$.65	$.48

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

		Year ended May 31,

	2002	2001	2000

Risk-free interest rate	4.2%	5.7%	5.7%

Dividend yield	1.2%	.8%	1.1%

Volatility factor	.35	.33	.30

Expected option term life in years	4.7	5.0	5.0

The weighted-average fair value of stock options granted for the years ended May 31, 2002, 2001, and 2000 was $11.78, $15.55, and $7.62 per share, respectively.

Note H — Income Taxes

The components of net deferred tax assets are as follows:

In thousands	May 31,

	2002	2001

Deferred tax assets:

Compensation and employee benefit liabilities	$4,081	$3,717

Allowance for bad debts	1,007	1,307

Other current liabilities	2,613	4,247

Other	2,966	2,879

Gross deferred tax assets	10,667	12,150

Deferred tax liabilities:

Revenue not subject to current taxes	6,508	5,782

Unrealized gains on available-for-sale securities	9,628	7,451

Other	4,092	2,552

Gross deferred tax liabilities	20,228	15,785

Net deferred tax liability	$(9,561)	$(3,635)

The net deferred tax liability is classified on the Consolidated Balance Sheets as $9,503,000 in current liabilities and $58,000 in long-term liabilities at May 31, 2002. At May 31, 2001 the net deferred tax liability was classified as $4,996,000 in current liabilities offset by $1,361,000 in long-term assets.

The components of the provision for income taxes are as follows:

In thousands		Year ended May 31,

	2002	2001	2000

Current:

Federal	$101,742	$91,297	$76,327

State	14,986	14,404	11,824

Total current	116,728	105,701	88,151

Deferred:

Federal	3,168	2,934	(2,398)

State	582	477	(388)

Total deferred	3,750	3,411	(2,786)

Provision for income taxes	$120,478	$109,112	$85,365

A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for income before taxes for the three years ending May 31, 2002 is as follows:

		Year ended May 31,

	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%

Increase/(decrease) resulting from:

State income taxes, net of federal benefit	2.6	2.7	2.7

Tax-exempt municipal bond interest	(6.1)	(7.8)	(7.8)

Other items	(1.0)	.1	1.1

Effective income tax rate	30.5%	30.0%	31.0%

Note I — Other Comprehensive Income

The following table sets forth the related tax effects allocated to unrealized gains and losses on available-for-sale securities, which is the only component of other comprehensive income:

In thousands	Year ended May 31,

	2002	2001	2000

Unrealized holding gains/(losses)	$21,987	$41,321	$(21,599)

Income tax (expense)/benefit related to unrealized holding (gains)/losses	(7,874)	(14,923)	7,806

Reclassification adjustment for the (gain)/loss on sale of securities realized in net income	(15,853)	(7,423)	3,728

Income tax expense/(benefit) on reclassification adjustment for gain/(loss) on sale of securities	5,697	2,667	(1,340)

Other comprehensive income/(loss)	$3,957	$21,642	$(11,405)

Note J — Supplemental Cash Flow Information

Income taxes paid: The Company paid state and federal income taxes of $98,731,000, $71,734,000, and $68,194,000, for the years ended May 31, 2002, 2001, and 2000, respectively.

Non-cash financing transactions: The Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability in the amount of $24,101,000, $26,411,000, and $19,440,000, for the years ended May 31, 2002, 2001, and 2000, respectively.

Note K — Employee Benefit Plans

401(k) Plan: The Company maintains a contributory savings plan that qualifies under Section 401(k) of the Internal Revenue Code. The Plan allows all employees to immediately participate in the salary deferral portion of the plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. The Company currently matches 50% of an employee’s voluntary contribution, with a maximum of 3% of eligible compensation. Company contributions for the years ended May 31, 2002, 2001, and 2000 were $5,714,000, $4,981,000, and $4,235,000, respectively.

The Paychex, Inc. 401(k) Incentive Retirement Plan is one hundred percent participant directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex Stock Fund, are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.

Effective April 15, 2002, the Plan was amended to add an Employee Stock Ownership Plan (ESOP) feature to the Paychex Stock Fund under section 404(k) of the Internal Revenue Code. Under this ESOP feature, participants have voting rights for their ownership of Paychex stock within the Plan. Participants are able to elect to receive dividends on their shares of Paychex stock in the form of cash or have them reinvested into the Fund.

Deferred Compensation Plan: The Company offers a non-qualified Deferred Compensation Plan to a select group of key employees that provides these employees with the opportunity to defer up to 100% of their annual base salary and bonus. This Plan also allows non-employee Directors to defer 100% of their Board compensation. The amounts accrued under this Plan were $2,983,000 and $3,019,000 at May 31, 2002 and 2001, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices. All transactions occur directly through the Company’s Transfer Agent and no brokerage fees are charged to employees.

Note L — Commitments and Contingencies

Lines of credit: The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit with a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during fiscal 2002 or at May 31, 2002 and 2001.

Contingencies: In the normal course of business and operations, the Company is subject to various claims and litigation including licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Lease commitments: The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for the years ended May 31, 2002, 2001, and 2000 was $33,888,000, $29,054,000, and $25,400,000, respectively. At May 31, 2002, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2003	$29,672

2004	$25,225

2005	$19,877

2006	$17,106

2007	$13,046

Thereafter	$25,586

Note M — Related Parties

During fiscal 2002, the Company purchased approximately $11.2 million of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

Quarterly Financial Data (Unaudited) In Thousands, Except Per Share Amounts

Fiscal 2002	August 31,	November 30,	February 28,	May 31,	Year

Service revenues	$216,176	$217,509	$227,964	$230,540	$892,189

Interest on funds held for clients	18,638	15,479	14,836	13,768	62,721

Total revenues	$234,814	$232,988	$242,800	$244,308	$954,910

Operating income	$93,762	$91,083	$87,217	$91,632	$363,694

Investment income	7,527	8,191	8,427	7,170	31,315

Income before income taxes	101,289	99,274	95,644	98,802	395,009

Income taxes	31,096	30,576	28,671	30,135	120,478

Net income	$70,193	$68,698	$66,973	$68,667	$274,531

Basic earnings per share (A)	$.19	$.18	$.18	$.18	$.73

Diluted earnings per share (A)	$.19	$.18	$.18	$.18	$.73

Weighted-average common shares outstanding	373,978	374,512	374,922	375,552	374,747

Weighted-average shares assuming dilution	377,747	377,614	378,096	378,527	378,002

Cash dividends per common share	$.09	$.11	$.11	$.11	$.42

Total net realized gains (B)	$4,172	$3,992	$4,654	$3,035	$15,853

Fiscal 2001	August 31,	November 30,	February 28,	May 31,	Year

Service revenues	$186,470	$190,745	$203,351	$205,955	$786,521

Interest on funds held for clients	17,413	17,353	25,905	22,665	83,336

Total revenues	$203,883	$208,098	$229,256	$228,620	$869,857

Operating income	$78,826	$83,425	$86,882	$87,569	$336,702

Investment income	5,534	5,965	7,234	8,546	27,279

Income before income taxes	84,360	89,390	94,116	96,115	363,981

Income taxes	25,730	27,264	27,764	28,354	109,112

Net income	$58,630	$62,126	$66,352	$67,761	$254,869

Basic earnings per share (A)	$.16	$.17	$.18	$.18	$.68

Diluted earnings per share (A)	$.16	$.16	$.18	$.18	$.68

Weighted-average common shares outstanding	372,015	372,618	373,057	373,455	372,777

Weighted-average shares assuming dilution	377,165	377,839	377,681	377,397	377,510

Cash dividends per common share	$.06	$.09	$.09	$.09	$.33

Total net realized gains/(losses)(B)	$(177)	$(254)	$3,962	$3,892	$7,423

(A): Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(B): Total net realized gains/(losses) on the combined funds held for clients and corporate investment portfolios.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the executive officers of the Company as of May 31, 2002 and information regarding their position and business experience.

Name	Age	Position and business experience

B. Thomas Golisano	60	Mr. Golisano founded Paychex, Inc. in 1971 and is Chairman, President, and Chief Executive Officer of the Company. He also has served on the Company’s Board of Directors since 1979.

Daniel A. Canzano	48	Mr. Canzano was elected Vice President, Information Technology, in April 1993. He has been with the Company since 1989 and has served as Zone Sales Manager and Director of Information Technology.

William G. Kuchta, Ed. D	55	Mr. Kuchta joined the Company in February 1995 and was elected Vice President, Organizational Development, in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation.

John M. Morphy	55	Mr. Morphy joined the Company in October 1995 and was elected Vice President, Director of Finance, in July 1996 and Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated.

Diane Rambo	51	Ms. Rambo was named Vice President, Human Resource Services, in fiscal 2001 and prior to that was Vice President, Electronic Network Services since October 1994. She has been with the Company since August 1980 and has served as Director of Electronic Network Services and as a Branch Manager.

Walter Turek	50	Mr. Turek has served as Vice President, Sales, since April 1989. He has been with the Company since 1979 and has served in various sales and management capacities.

The additional information required is set forth in the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders in the section entitled “PROPOSAL 1 — ELECTION OF DIRECTORS” and the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference thereto.

ITEM 11. EXECUTIVE OFFICER COMPENSATION

The information required is set forth in the Company’s definitive Proxy Statement in the section entitled “EXECUTIVE OFFICER COMPENSATION” and is incorporated herein by reference thereto.

ITEM 12. BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, AND MANAGEMENT

The information required is set forth in the Company’s definitive Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, AND MANAGEMENT,” and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is set forth in the Company’s definitive Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and is incorporated herein by reference thereto.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  1.        Financial Statements and Supplementary Data

The schedules required for this item are included with this report in Item 8: Financial Statements and Supplementary Data.

2.	Financial statement schedules required to be filed by Item 8 of this Form include Schedule II — Valuation and Qualifying Accounts, which is included at Item 14(d). All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.

3.	Exhibits

(3)(a)	Certificate of Incorporation, as amended, is incorporated herein by reference to the Company’s Registration Statement No. 2-85103, Exhibits 3.1 through 3.5, Form 8-K filed with the Commission on October 22, 1986, Form 10-Q filed with the Commission on January 12, 1989, Form 10-Q filed with the Commission on January 13, 1993, Form 10-Q filed with the Commission on January 10, 1996, Form 10-Q filed with the Commission on October 14, 1997, and Form 10-Q filed with the Commission on December 16, 1999.

(3)(b)	By-Laws, as amended, are incorporated herein by reference to the Company’s Form 10-Q filed with the Commission on March 19, 2002.

(10)(a)	Paychex, Inc. 1992 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-52772.

(10)(b)	Paychex, Inc. 1995 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-64389.

(10)(c)	Paychex, Inc. 1998 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-65191.

(10)(d)	Paychex, Inc. Section 401(k) Incentive Retirement Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-84055.

(10)(e)	Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2003.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Auditors.

(24)	Power of Attorney.

(b)              Reports on Form 8-K

(1)	The Company filed a Form 8-K on March 19, 2002, that included the Company’s press release dated March 19, 2002 related to the Company’s results of operations for the third quarter and nine-month period ended February 28, 2002.

(d)               Schedule II — Valuation and Qualifying Accounts

	Paychex, Inc.
	Consolidated Financial Statement Schedule
	For the year ended May 31,
	(In thousands)

	Balance at	Additions
	beginning of	charged to	Costs and	Balance at
Description	year	expenses	deductions(A)	end of year

2002

Allowance for doubtful accounts	$3,365	$1,378	$2,143	$2,600

2001

Allowance for doubtful accounts	$3,253	$1,413	$1,301	$3,365

2000

Allowance for doubtful accounts	$2,395	$1,872	$1,014	$3,253

(A):	Uncollectible amounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2002.

PAYCHEX, INC.

By: /s/ B. Thomas Golisano

B. Thomas Golisano, Chairman, President,
Chief Executive Officer and Director

By: /s/ John M. Morphy

John M. Morphy, Vice President, Chief Financial
Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 19, 2002.

By: /s/ B. Thomas Golisano

B. Thomas Golisano, Chairman, President,
Chief Executive Officer and Director

By: /s/ Betsy S. Atkins*

Betsy S. Atkins, Director

By: /s/ G. Thomas Clark*

G. Thomas Clark, Director

By: /s/ David J. S. Flaschen*

David J. S. Flaschen, Director

By: /s/ Phillip Horsley*

Phillip Horsley, Director

By: /s/ Grant M. Inman*

Grant M. Inman, Director

By: /s/ J. Robert Sebo*

J. Robert Sebo, Director

By: /s/ Joseph M. Tucci*

Joseph M. Tucci, Director

*By: /s/ B. Thomas Golisano

B. Thomas Golisano, as Attorney-in-Fact