Form 10-Q
period 2002-08-31
PAYCHEX INC
filed 2002-09-19
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002
                              OR
(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	376,102,219 Shares

CLASS	OUTSTANDING AT AUGUST 31, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended

	August 31,	August 31,
	2002	2001

Revenues:
Service revenues	$239,398	$216,176
Interest on funds held for clients	13,277	18,638

Total revenues	252,675	234,814
Operating costs	55,944	53,756
Selling, general, and administrative expenses	94,254	87,296

Operating income	102,477	93,762
Investment income, net	8,385	7,527

Income before income taxes	110,862	101,289
Income taxes	34,922	31,096

Net income	$75,940	$70,193

Basic earnings per share	$.20	$.19

Diluted earnings per share	$.20	$.19

Weighted-average common shares outstanding	375,955	373,978

Weighted-average shares assuming dilution	377,949	377,747

Cash dividends per common share	$.11	$.09

      See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31,	May 31,
	2002	2002
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$141,622	$61,897
Corporate investments	642,237	663,316
Interest receivable	20,821	25,310
Accounts receivable, net	112,177	109,858
Prepaid expenses and other current assets	11,809	10,106

Current assets before funds held for clients	928,666	870,487
Funds held for clients	1,986,842	1,944,087

Total current assets	2,915,508	2,814,574
Property and equipment, net	136,981	121,566
Intangible assets, net	8,726	9,040
Deferred income taxes	170	—
Other assets	7,752	7,895

Total assets	$3,069,137	$2,953,075

LIABILITIES
Accounts payable	$14,956	$14,104
Accrued compensation and related items	42,619	46,819
Deferred revenue	2,596	4,137
Accrued income taxes	30,439	3,140
Deferred income taxes	19,019	9,503
Other current liabilities	15,980	14,810

Current liabilities before client fund deposits	125,609	92,513
Client fund deposits	1,964,913	1,930,893

Total current liabilities	2,090,522	2,023,406
Long-term liabilities	6,478	5,688

Total liabilities	2,097,000	2,029,094

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares
Issued: 376,102 at August 31, 2002 and 375,859 at May 31, 2002	3,761	3,759
Additional paid-in capital	188,348	185,006
Retained earnings	752,895	718,192
Accumulated other comprehensive income	27,133	17,024

Total stockholders’ equity	972,137	923,981

Total liabilities and stockholders’ equity	$3,069,137	$2,953,075

      See Notes to Consolidated Financial Statements.

PAYCHEX, INC.,
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the three months ended

	August 31,	August 31,
	2002	2001

OPERATING ACTIVITIES
Net income	$75,940	$70,193
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	7,706	7,130
Amortization of premiums and discounts on available-for-sale securities	5,446	3,941
Provision for deferred income taxes	3,666	5,042
Tax benefit related to exercise of stock options	1,718	7,715
Provision for bad debts	409	262
Net realized gains on sales of available-for-sale securities	(3,991)	(4,172)
Changes in operating assets and liabilities:
Interest receivable	4,489	5,005
Accounts receivable	(2,786)	(12,304)
Prepaid expenses and other current assets	(1,703)	(921)
Accounts payable and other current liabilities	23,754	(13,926)
Net change in other assets and liabilities	1,112	109

Net cash provided by operating activities	115,760	68,074

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(216,392)	(316,007)
Proceeds from sales of available-for-sale securities	238,060	267,415
Proceeds from maturities of available-for-sale securities	35,340	14,730
Net change in funds held for clients’ money market securities and other cash equivalents	(64,467)	181,328
Net change in client fund deposits	34,020	(166,984)
Purchases of property and equipment	(22,495)	(7,154)
Proceeds from sale of property and equipment	—	5
Purchases of other assets	(490)	(564)

Net cash provided by (used in) investing activities	3,576	(27,231)

FINANCING ACTIVITIES
Dividends paid	(41,237)	(33,679)
Proceeds from exercise of stock options	1,626	6,377

Net cash used in financing activities	(39,611)	(27,302)

Increase in cash and cash equivalents	79,725	13,541
Cash and cash equivalents, beginning of period	61,897	45,784

Cash and cash equivalents, end of period	$141,622	$59,325

      See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2002

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2003.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

The Company reports one segment based upon the provisions of SFAS No. 131, “Diclosures about Segments of an Enterprise and Related Information.” The Company is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $322.7 million and $234.8 million for the three months ended August 31, 2002 and 2001, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on Taxpay® and Employee Pay Services funds that are collected from clients before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters and the Company has reported greater sales commission expenses in the third quarter, which ends in February.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of. The Company adopted this Statement in the first quarter of fiscal 2002 with no material impact to its results of operations or financial position.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended

(In thousands, except per	August 31,	August 31,
share amounts)	2002	2001

Basic earnings per share:
Net income	$75,940	$70,193

Weighted-average common shares outstanding	375,955	373,978

Basic earnings per share	$.20	$.19

Diluted earnings per share:
Net income	$75,940	$70,193

Weighted-average common shares outstanding	375,955	373,978
Net effect of dilutive stock options at average market prices	1,994	3,769

Weighted-average shares assuming dilution	377,949	377,747

Diluted earnings per share	$.20	$.19

Weighted-average anti-dilutive stock options	3,401	1,419

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three months ended August 31, 2002, stock options were exercised for 243,000 shares of the Company’s common stock, compared with 653,000 for the prior year period.

Note C: Funds Held for Clients and Corporate Investments

	August 31, 2002		May 31, 2002
(In thousands)	(Unaudited)		(Audited)

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,166,188	$1,166,188	$1,101,721	$1,101,721
Available-for-sale securities:
General obligation municipal bonds	750,566	774,080	772,388	786,435
Pre-refunded municipal bonds	246,740	254,389	249,332	254,166
Revenue municipal bonds	417,258	428,498	446,168	453,854
Other debt securities	3,000	3,004	8,139	8,180
Other equity securities	20	54	20	64

Total available-for-sale securities	1,417,584	1,460,025	1,476,047	1,502,699
Other	3,568	2,866	3,357	2,983

Total funds held for clients and corporate investments	$2,587,340	$2,629,079	$2,581,125	$2,607,403

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$1,964,913	$1,986,842	$1,930,893	$1,944,087
Corporate investments	622,427	642,237	650,232	663,316

Total funds held for clients and corporate investments	$2,587,340	$2,629,079	$2,581,125	$2,607,403

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

At August 31, 2002, approximately 99% of the available-for-sale bond securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note D: Property and Equipment, Net

	August 31,	May 31,
	2002	2002
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$3,155	$3,155
Buildings and improvements	49,938	37,909
Data processing equipment and software	120,672	115,512
Furniture, fixtures, and equipment	83,917	81,959
Leasehold improvements	16,831	15,995
Construction in progress	20,941	18,941

	295,454	273,471
Less: accumulated depreciation and amortization	158,473	151,905

Property and equipment, net	$136,981	$121,566

Construction in progress primarily represents purchases of data processing equipment and software and related building improvements for a data center the Company began constructing in fiscal 2002. The Company expects the data center to be operational in the second quarter of fiscal 2003.

Note E: Stock Option Plans

On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (“2002 Plan”), which is expected to become effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9,108,000 shares of the Company’s common stock, of which 1,608,000 shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (“1998 Plan”), but will not be optioned under the 1998 Plan, and 7,500,000 shares will be newly authorized for options.

The following table summarizes stock option activity for the quarter ended August 31, 2002:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,023	$28.14
Exercised	(243)	$6.70
Forfeited	(110)	$33.89

Outstanding at August 31, 2002	9,370	$23.08

Exercisable at May 31, 2002	4,515	$12.75
Exercisable at August 31, 2002	5,127	$14.92

Options outstanding at August 31, 2002 had a weighted-average remaining contractual life of 6.6 years and exercise prices ranging from $1.68 to $51.38 per share.

In applying APB Opinion No. 25, no expense was recognized for stock options granted. SFAS No. 123 requires that a fair market value of all awards of stock-based compensation be determined using standard techniques and that pro forma net income and earnings per share be disclosed as if the resulting stock-based compensation amounts were recorded in the Consolidated Statements of Income. For the quarter ended August 31, 2002, options to purchase 1,023,000 shares were granted and were valued for purposes of pro forma disclosure using a Black-Scholes option pricing model at the grant date, assuming a risk free interest rate of 3.8%, a dividend yield of 1.6%, a volatility factor of .35, and an expected option term life of five years. The table below depicts the effects of amortizing the estimated fair value of stock options over their respective vesting periods:

(In thousands, except per share amounts)	For the three months ended

	August 31,	August 31,
	2002	2001

Pro forma net income	$72,639	$67,069
Pro forma basic earnings per share	$.19	$.18
Pro forma diluted earnings per share	$.19	$.18

The weighted-average fair value of stock options granted for the quarter ended August 31, 2002 and 2001, was $8.98 and $14.09 per share, respectively.

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

	For the three months ended

	August 31,	August 31,
(In thousands)	2002	2001

Net income	$75,940	$70,193
Unrealized gains on securities, net of reclassification adjustments	10,109	7,286

Total comprehensive income	$86,049	$77,479

Note G: Contingencies

In the normal course of business and operations, the Company is subject to various claims and litigation including licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note H: Related Party Transactions

During fiscal 2002, the Company purchased approximately $11.2 million of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex. No purchases were made from EMC Corporation during the first quarter of fiscal 2003.

Note I: Subsequent Event

On September 18, 2002, Paychex, Inc. announced that it had entered into an agreement to acquire Advantage Payroll Services, Inc. (Advantage). Advantage is a privately owned payroll processor that serves 49,000 small to mid-sized businesses throughout the United States. The purchase price will total $240 million in cash. In addition, Paychex will expend $75 million in cash for the redemption of preferred stock and the repayment of outstanding loan agreements of Advantage. The acquisition is scheduled to close by the end of September 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months ended August 31, 2002 (fiscal 2003) and 2001 (fiscal 2002), and the financial condition at August 31, 2002 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying August 31, 2002 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and Note A to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 discuss the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to investments, allowance for doubtful accounts, fixed assets, income taxes, contingencies, and our clients’ inability to meet their payroll obligations. The Company bases its estimates on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $322.7 million and $234.8 million for the three months ended August 31, 2002 and 2001, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on Taxpay and Employee Pay Services funds that are collected from clients before due dates and invested (funds held for clients) until remittance to the applicable tax authorities for Taxpay clients and employees of Employee Pay Services clients. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

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

SUBSEQUENT EVENT

On September 18, 2002, Paychex, Inc. announced that it had entered into an agreement to acquire Advantage Payroll Services, Inc. (Advantage). Advantage is a privately owned payroll processor that serves 49,000 small to mid-sized businesses throughout the United States. The purchase price will total $240 million in cash. In addition, Paychex will expend $75 million in cash for the redemption of preferred stock and the repayment of outstanding loan agreements of Advantage. The acquisition is scheduled to close by the end of September 2002.

Paychex expects Advantage to contribute approximately $75 million in revenue over the next twelve months. In the fiscal year ended May 31, 2003 the Company estimates that the acquisition will be slightly dilutive as the expenses of assimilating the acquisition and amortization of intangibles will not be fully offset by anticipated gains realized in the corporate investment portfolio that will be liquidated in order to pay for the acquisition. Paychex expects earnings after fiscal 2003 to be accretive as a result of this acquisition.

RESULTS OF OPERATIONS

For the first three months of fiscal 2003, the Company generated record total revenues, net income and diluted earnings per share. The Company’s financial results continue to be adversely impacted by difficult economic conditions and the effect of lower interest rates on its funds held for clients and corporate investment portfolios.

(In thousands, except per share amounts)
For the three months ended August 31,	2002	Change	2001	Change

Revenues:
Payroll	$205,516	8.5%	$189,430	15.1%
Human Resource and Benefits	33,882	26.7%	26,746	21.9%

Total service revenues	239,398	10.7%	216,176	15.9%
Interest on funds held for clients	13,277	-28.8%	18,638	7.0%

Total revenues	252,675	7.6%	234,814	15.2%
Combined operating and SG&A expenses	150,198	6.5%	141,052	12.8%

Operating income	102,477	9.3%	93,762	18.9%
Investment income, net	8,385	11.4%	7,527	36.0%

Income before income taxes	110,862	9.5%	101,289	20.1%
Income taxes	34,922	12.3%	31,096	20.9%

Net income	$75,940	8.2%	$70,193	19.7%

Diluted earnings per share	$.20	5.3%	$.19	18.8%

Operating income as a % of total revenues	40.6%		39.9%
Operating income (excluding interest on funds held for clients) as a % of total service revenues	37.3%		34.8%
Income before income taxes as a % of total revenues	43.9%		43.1%
Net income as a % of total revenues	30.1%		29.9%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	August 31,	August 31,
For the three months ended:	2002	2001

Average investment balances (in millions):
Funds held for clients	$1,852.9	$1,730.6
Corporate investments	749.2	646.5

Total	$2,602.1	$2,377.1

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.5%	3.6%
Corporate investments	3.3%	4.1%
Total combined funds held for clients and corporate investment portfolios	2.8%	3.7%

Net realized gains (in millions):
Funds held for clients	$1.6	$3.2
Corporate investments	2.4	1.0

Total	$4.0	$4.2

	August 31,	May 31,
As of:	2002	2002

Unrealized gain on available-for-sale portfolio (in millions)	$42.4	$26.7
Federal Funds rate	1.75%	1.75%
Three-year “AAA” municipal securities yield	2.00%	2.75%
Total available-for-sale securities (in millions)	$1,460.0	$1,502.7
Average duration of available-for-sale securities portfolio in years	2.4	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	3.5%	3.6%

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

The increase in Payroll service revenue in the first quarter of fiscal 2003 compared with the prior year is attributable to the addition of new clients, new services, price increases, and increased utilization of ancillary services by both new and existing clients. Payroll service revenues were negatively impacted during the first quarter by a 2.1% year-over-year decrease in checks per client. The declining check volume trend peaked in the third quarter of fiscal 2002 and began to show signs of improving during the fourth quarter of fiscal 2002. The year-over-year reduction in checks per client were 2.6%, 4.3%, 4.8%, and 3.0% in the first through fourth quarters of fiscal 2002, respectively. As of August 31, 2002, 86% of Paychex clients utilized Taxpay, the Company’s tax filing and payment feature, compared with 83% utilization at August 31, 2001. Client utilization of the Taxpay product is expected to mature in the range of 86% to 87%. The Company’s Employee Pay Services were utilized by 58% of its clients at August 31, 2002 compared with 54% utilization at August 31, 2001. Major Market Services revenue totaled $22.2 million for the first quarter of fiscal 2003, which represents year-over-year revenue growth of 42%. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increase in Human Resource and Benefits service revenue in the first quarter of fiscal 2003 compared with the prior year is primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues were $15.6 million for the first quarter of fiscal 2003, representing year-over-year revenue growth of 26%. At August 31, 2002, the Company serviced over 23,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenue from these products increasing 41% in the first quarter of fiscal 2003 compared with the respective prior year period. As of August 31, 2002, the PAS and PEO products serviced over 86,000 client employees.

The decrease in interest on funds held for clients is primarily the result of lower average interest rates earned in fiscal 2003 and a decrease in net realized gains on the sale of available-for-sale securities offset somewhat by higher average portfolio balances. The increase in average portfolio balances is the result of higher utilization of the Taxpay and Employee Pay Services products.

The increase in combined operating and SG&A expenses reflect increases in personnel, information technology, and facility costs to support the overall growth of the Company. At August 31, 2002, the Company had approximately 7,450 employees compared with approximately 7,300 at August 31, 2001. The Company continued to leverage its infrastructure as operating income (excluding interest on funds held for clients) as a percentage of total service revenues was 37% for the first quarter of fiscal 2003 compared to 35% in the prior year first quarter.

Investment income, net primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale securities. Investment income, net does not include interest on funds held for clients which is included in total revenues. The increase in investment income, net is primarily due to an increase in net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances, offset by lower average interest rates earned in fiscal 2003. The increases in the average portfolio balances were driven by additional net cash inflows from operations.

The effective income tax rate was 31.5% in the first quarter of fiscal 2003 compared with 30.7% in the respective prior year period. The increase in the effective income tax rate is primarily due to a decrease in tax-exempt income which is derived primarily from income earned on municipal debt securities. The full year fiscal 2003’s effective income tax rate is expected to approximate 31.5%.

Outlook:

The Company first experienced the effects of the difficult economic conditions in the United States in the first quarter of fiscal 2002, and these effects have continued through the first quarter of fiscal 2003. In response to the declining economic conditions, the Federal Reserve has lowered the Federal Funds rate eleven times since January 2001 to 1.75%, which represents a cumulative 475 basis point reduction. Primarily as a result of these interest rate decreases the Company’s combined interest on funds held for clients and corporate investment income in the first quarter of fiscal 2003 decreased 17% year-over-year.

In addition to the effects of volatile interest rates, current economic conditions have resulted in a lower number of checks per client as existing clients reduce their work forces. As previously mentioned, during the first quarter of fiscal 2003, the Company experienced a 2.1% decline in checks per client. For the full year fiscal 2002, the year-over-year decline in checks per client was 3.7%. During the recession of the early 1990’s, the Company experienced total reduction in checks per client of approximately 3%.

Despite the above factors, income before taxes remained strong at 44% of total revenues during the first three months of fiscal 2003, compared with 43% for same period last year.

The Company has based full year fiscal 2003 expectations on current economic conditions continuing with no significant changes and excluding the impact of the acquisition of Advantage. Accordingly, for the full year fiscal 2003, the Company projects Payroll service revenue growth in the range of 9% to 11% and Human Resource and Benefits service revenue growth in the range of 18% to 20%. Total service revenue growth is anticipated to be in the range of 10% to 12%. The Company expects interest on funds held for clients and corporate investment income combined to be down approximately 15%.

Taking the factors mentioned above into consideration, the Company anticipates achieving record total revenues and net income for fiscal 2003 and estimates total revenue growth to be in the range of 8% to 10% with net income growth slightly less than total revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. At August 31, 2002, the Company had $784 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to adequately support normal business operations, purchases of property and equipment, current dividend payments and the anticipated acquisition of Advantage. The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during the first quarter of fiscal 2003 or at August 31, 2002.

Operating activities

(In thousands)
For the three months ended August 31,	2002	Change	2001	Change

Operating cash flows	$115,760	70.1%	$68,074	-7.5%

The increase in operating cash flows for the first three months of fiscal 2003 reflects achievement of higher net income and cash provided by working capital. The higher cash provided by working capital was related primarily to the timing of payments for payroll-related, income tax, and other liabilities, and the timing of payments for PEO and PAS payroll liabilities in the respective periods.

Investing activities

(In thousands)
For the three months ended August 31,	2002	Change	2001	Change

Net funds held for clients and corporate investment activities	$26,561	—	$(19,518)	-56.5%
Purchases of property and equipment	(22,495)	214.4%	(7,154)	17.9%
Proceeds from the sale of property and equipment	—	—	5	66.7%
Purchases of other assets	(490)	-13.1%	(564)	-81.2%

Net cash used in investing activities	$3,576	—	$(27,231)	-49.5%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to the Consolidated Financial Statements.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. Cash provided or used by net funds held for clients and corporate investment activities primarily relates to the timing of purchases, sales, or maturities of corporate investments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2003 are expected to be in the range of $65 million to $70 million. This total includes the purchase of a 220,000-square-foot facility in Rochester, New York which was completed in the first quarter of fiscal 2003. Fiscal 2003 depreciation expense is projected to be in the range of $33 million to $35 million.

Financing activities

(In thousands, except per share amounts)
For the three months ended August 31,	2002	Change	2001	Change

Dividends paid	$(41,237)	22.4%	$(33,679)	50.8%
Proceeds from exercise of stock options	1,626	-74.5%	6,377	79.5%

Net cash used in financing activities	$(39,611)	45.1%	$(27,302)	45.4%

Cash dividends per common share	$.11	22.2%	$.09	50.0%

Dividends paid: In October 2001, the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. During the quarter ended August 31, 2002, the Company’s Board of Directors declared a dividend in the amount of $.11 per share, which was paid August 15, 2002 to shareholders of record as of August 1, 2002. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is primarily due to a decrease in the number of shares exercised from 653,000 in the first quarter of fiscal 2002 to 243,000 in the first quarter of fiscal 2003. The Company has recognized a tax benefit from the exercise of stock options of $1.7 million and $7.7 million for the three months ended August 31, 2002 and 2001, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The trend in market interest rates during the second half of fiscal 2001 and first half of fiscal 2002 was interest rate reductions. The following table summarizes recent changes in the Federal Funds rate:

	Fiscal Year 2003	Fiscal Year Ended	Fiscal Year Ended
	Year-to-date	May 31, 2002	May 31, 2001

Federal Funds rate – beginning of period	1.75%	4.00%	6.50%
Rate increase/(decrease):
First quarter	—	(.50)	—
Second quarter	N/A	(1.50)	—
Third quarter	N/A	(.25)	(1.00)
Fourth quarter	N/A	—	(1.50)

Federal Funds rate – end of period	1.75%	1.75%	4.00%

Three-year “AAA” municipal securities yield — end of period	2.00%	2.75%	3.44%

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

The total investment portfolio is expected to average approximately $2.8 billion for the full year fiscal 2003. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than thirty days and 50% invested in intermediate-term municipal securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $42.4 million at August 31, 2002 compared with unrealized gains of $26.7 million and $31.9 million at May 31, 2002 and August 31, 2001, respectively. During the first quarter of fiscal 2003, the unrealized gain position ranged from approximately $26.0 million to $44.3 million. The unrealized gain position of the Company’s investment portfolios was approximately $40.3 million at September 16, 2002. Subsequent to the first quarter of fiscal

2003, the Company has realized approximately $7.0 million of gains on the sale of available-for-sale securities.

As of August 31, 2002 and May 31, 2002, the Company had approximately $1.5 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.5% and 3.6%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at August 31, 2002 would be in the range of $8.5 million to $9.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and
A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2002, approximately 99% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

OTHER

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to the following or those which are described in the Company’s SEC filings: general market and economic conditions, including demand for the Company’s products and services, availability of internal and external resources, effective execution of expansion plans and effective integration of acquisitions, competition, and price levels; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company assumes no obligation to update this document for new information subsequent to its issuance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 4. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business and operations, the Company is subject to various claims and litigation including licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

(1)	Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on June 25, 2002 that included the Company’s press release dated June 25, 2002 reporting the Company’s results of operations for the fourth quarter and twelve-month periods of fiscal 2002.

(2)	The Company filed a report on Form 8-K on August 8, 2002 that reported that B. Thomas Golisano and John M. Morphy, the principal executive officer and principal financial officer, respectively, of Paychex, Inc., each filed with the Securities and Exchange Commission (the “Commission”) the sworn written statements required by the Commission’s June 27, 2002 Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	September 19, 2002	/s/ B. Thomas Golisano B. Thomas Golisano Chairman, President and Chief Executive Officer

Date:	September 19, 2002	/s/ John M. Morphy John M. Morphy Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, B. THOMAS GOLISANO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 19, 2002	/s/ B. Thomas Golisano

Chairman, President, and Chief Executive Officer

I, JOHN M. MORPHY, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 19, 2002	/s/ John M. Morphy

Vice President, Chief Financial Officer, and Secretary