Form 10-Q
period 2002-11-30
PAYCHEX INC
filed 2002-12-19
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

                    OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1124166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK	14625-0397
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	376,296,045 Shares

CLASS	OUTSTANDING AT NOVEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
	2002	2001	2002	2001

Revenues:
Service revenues	$255,675	$217,509	$495,073	$433,685
Interest on funds held for clients	13,132	15,479	26,409	34,117

Total revenues	268,807	232,988	521,482	467,802
Operating costs	63,618	54,731	119,562	108,487
Selling, general, and administrative expenses	105,995	87,174	200,249	174,470

Operating income	99,194	91,083	201,671	184,845
Investment income, net	11,401	8,191	19,786	15,718

Income before income taxes	110,595	99,274	221,457	200,563
Income taxes	35,944	30,576	70,866	61,672

Net income	$74,651	$68,698	$150,591	$138,891

Basic earnings per share	$.20	$.18	$.40	$.37

Diluted earnings per share	$.20	$.18	$.40	$.37

Weighted-average common shares outstanding	376,191	374,512	376,069	374,237

Weighted-average shares assuming dilution	377,934	377,614	377,937	377,672

Cash dividends per common share	$.11	$.11	$.22	$.20

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,	May 31,
	2002	2002
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$98,516	$61,897
Corporate investments	372,234	663,316
Interest receivable	21,111	25,310
Accounts receivable, net	122,521	109,858
Prepaid expenses and other current assets	12,111	10,106

Current assets before funds held for clients	626,493	870,487
Funds held for clients	2,221,211	1,944,087

Total current assets	2,847,704	2,814,574
Other assets	7,498	7,895
Property and equipment, net	151,786	121,566
Intangible assets, net	66,291	9,040
Goodwill	243,739	—

Total assets	$3,317,018	$2,953,075

LIABILITIES
Accounts payable	$19,023	$14,104
Accrued compensation and related items	48,179	46,819
Deferred revenue	2,464	4,137
Accrued income taxes	1,170	3,140
Deferred income taxes	12,394	9,503
Other current liabilities	18,772	14,810

Current liabilities before client fund deposits	102,002	92,513
Client fund deposits	2,203,187	1,930,893

Total current liabilities	2,305,189	2,023,406
Other long-term liabilities	11,363	5,688

Total liabilities	2,316,552	2,029,094
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 376,296 at November 30, 2002 and 375,859 at May 31, 2002	3,763	3,759
Additional paid-in capital	191,435	185,006
Retained earnings	786,163	718,192
Accumulated other comprehensive income	19,105	17,024

Total stockholders’ equity	1,000,466	923,981

Total liabilities and stockholders’ equity	$3,317,018	$2,953,075

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.,

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the six months ended

	November 30,	November 30,
	2002	2001

OPERATING ACTIVITIES
Net income	$150,591	$138,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on fixed and intangible assets	18,382	14,490
Amortization of premiums and discounts on available-for-sale securities	9,871	8,017
Provision for deferred income taxes	9,044	12,670
Tax benefit related to exercise of stock options	2,914	12,028
Provision for bad debts	750	537
Net realized gains on sales of available-for-sale securities	(11,851)	(8,164)
Changes in operating assets and liabilities:
Interest receivable	6,133	3,635
Accounts receivable	(10,438)	(12,808)
Prepaid expenses and other current assets	(1,097)	(1,024)
Accounts payable and other current liabilities	(2,434)	(32,638)
Net change in other assets and liabilities	2,879	223

Net cash provided by operating activities	174,744	135,857

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(419,822)	(534,896)
Proceeds from sales of available-for-sale securities	661,797	508,747
Proceeds from maturities of available-for-sale securities	53,435	20,630
Net change in funds held for clients’ money market securities and other cash equivalents	(95,141)	214,576
Net change in client fund deposits	91,625	(201,946)
Purchases of property and equipment	(37,413)	(26,092)
Proceeds from sale of property and equipment	—	9
Acquisition of Advantage Payroll Services, Inc., net of cash acquired	(312,693)	—
Purchases of other assets	(812)	(1,112)

Net cash used in investing activities	(59,024)	(20,084)

FINANCING ACTIVITIES
Dividends paid	(82,620)	(74,888)
Proceeds from exercise of stock options	3,519	9,621

Net cash used in financing activities	(79,101)	(65,267)

Increase in cash and cash equivalents	36,619	50,506
Cash and cash equivalents, beginning of period	61,897	45,784

Cash and cash equivalents, end of period	$98,516	$96,290

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2002

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the six months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2003.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company reports one segment based upon the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $347.8 million and $247.2 million for the three months ended November 30, 2002 and 2001, respectively, and $670.5 million and $482.0 million for the six months ended November 30, 2002 and 2001, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on funds that are collected before due dates from clients for payroll tax filing and employee payment services and invested (funds held for clients) until remittance to the applicable tax agency or client employee. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

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

Newly Issued Accounting Standards

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which provides a single accounting model for long-lived assets to be disposed of. The Company adopted this Statement in the first quarter of fiscal 2003 with no material impact to its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. This Statement is effective for fiscal years beginning after May 15, 2002. The Company adopted this Statement in the first quarter of fiscal 2003 with no material impact to its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability is recognized solely based on an entity’s commitment to a plan. SFAS No. 146 requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002.

Note B: Business Combination

On September 20, 2002, Paychex, Inc. acquired Advantage Payroll Services, Inc. (“Advantage”). Advantage is a comprehensive payroll processor that serves small- to mid-sized businesses through a national network of 41 offices, including 15 independently owned associate offices. The acquisition of Advantage provides Paychex with more than 49,000 clients and the opportunity to offer those clients the broad array of Paychex Human Resource and Retirement Services products. In addition, the combination of the two companies allows Paychex to expand geographic coverage into areas that were previously not served by the Company and become more efficient in offering services to our clients. Results of operations for Advantage since the acquisition date are included in the Consolidated Statements of Income.

The purchase price for the acquisition was $240.2 million in cash. In addition, Paychex paid $74.2 million in cash for the redemption of preferred stock and the repayment of outstanding debt of Advantage. The cost to acquire Advantage has been allocated to the assets acquired and liabilities assumed according to estimated fair values and is subject to adjustment when asset and liability valuations are finalized. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Estimated fair value
at September
(in thousands)	20, 2002

Current assets	$7,780
Funds held for clients	180,905
Deferred tax asset, net	7,023
Property and equipment	8,373
Intangible assets	59,450
Goodwill	243,739
Accounts payable and accrued expenses	(12,223)
Client fund deposits	(180,669)

Total purchase price	$314,378

The $180.9 million of funds held for clients represents investments in marketable securities, primarily money markets and other cash equivalents as well as mutual funds and debt securities, which are classified as available-for-sale securities. These investments were recorded at fair value obtained from an independent pricing service as of the acquisition date. The client fund deposit liability of $180.7 million represents the cash collected from clients for payroll and tax payment obligations, which had not yet been remitted to the related client employees or tax agencies.

The Company recorded $2.4 million of severance and $3.6 million of redundant lease liabilities in the preliminary allocation of the purchase price under EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $0.1 million of severance was paid during the second quarter.

The amount assigned to intangible assets primarily represents client lists and license agreements with associate offices and was based on an independent appraisal. The intangible assets will be amortized over periods ranging from 7 to 12 years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense for the second quarter of fiscal 2003 related to these intangible assets was $1.6 million.

Advantage provides all centralized back-office payroll processing and tax filing services under license agreements for independently owned associate offices. This includes the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s contract with associate customers. Commissions earned by associates are based on the volume of payrolls processed. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the statement of income as payroll service revenue and selling, general, and administrative expense, respectively.

The amount of goodwill allocated to the purchase price was $243.7 million, which is not deductible for tax purposes. SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As the Company operates in and reports one segment, it will be evaluated as a single reporting unit for goodwill impairment testing.

The table below contains unaudited pro forma financial information summarizing the results of operations for the periods indicated as if the Advantage acquisition had occurred at the beginning of the respective periods presented. The pro forma information contains the actual operating results for the periods prior to the September 20, 2002 acquisition, adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and realized gains and lower interest income as a result of the sale of available-for-sale securities to fund the Advantage acquisition. These pro-forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the three months ended		For the six months ended

(Unaudited, in thousands,	November 30,	November 30,	November 30,	November 30,
except per share amounts)	2002	2001	2002	2001

Revenue	$273,120	$250,838	$545,591	$501,663
Net income	$74,600	$70,723	$148,371	$138,080
Earnings per share	$.20	$.19	$.39	$.37

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended

(In thousands, except per	November 30,	November 30,	November 30,	November 30,
share amounts)	2002	2001	2002	2001

Basic earnings per share:
Net income	$74,651	$68,698	$150,591	$138,891

Weighted-average common shares outstanding	376,191	374,512	376,069	374,237

Basic earnings per share	$.20	$.18	$.40	$.37

Diluted earnings per share:
Net income	$74,651	$68,698	$150,591	$138,891

Weighted-average common shares outstanding	376,191	374,512	376,069	374,237
Net effect of dilutive stock options at average market prices	1,743	3,102	1,868	3,435

Weighted-average shares assuming dilution	377,934	377,614	377,937	377,672

Diluted earnings per share	$.20	$.18	$.40	$.37

Weighted-average anti-dilutive stock options	3,861	1,717	3,631	1,568

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and six months ended November 30, 2002, stock options were exercised for 194,000 and 437,000 shares of the Company’s common stock, respectively compared with 440,000 and 1,093,000 for the prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	November 30, 2002		May 31, 2002
(In thousands)	(Unaudited)		(Audited)

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,293,705	$1,293,705	$1,101,721	$1,101,721
Available-for-sale securities:
General obligation municipal bonds	633,342	649,051	772,388	786,435
Pre-refunded municipal bonds	208,461	214,083	249,332	254,166
Revenue municipal bonds	409,569	418,124	446,168	453,854
Other debt securities	15,287	15,280	8,139	8,180
Other equity securities	20	51	20	64

Total available-for-sale securities	1,266,679	1,296,589	1,476,047	1,502,699
Other	3,704	3,151	3,357	2,983

Total funds held for clients and corporate investments	$2,564,088	$2,593,445	$2,581,125	$2,607,403

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,203,187	$2,221,211	$1,930,893	$1,944,087
Corporate investments	360,901	372,234	650,232	663,316

Total funds held for clients and corporate investments	$2,564,088	$2,593,445	$2,581,125	$2,607,403

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

At November 30, 2002, all short-term securities and available-for-sale bond securities held an A-1 or equivalent rating, with 98% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note E: Property and Equipment, Net

	November 30,	May 31,
	2002	2002
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$4,150	$3,155
Buildings and improvements	62,733	37,909
Data processing equipment and software	145,487	115,512
Furniture, fixtures, and equipment	86,157	81,959
Leasehold improvements	16,889	15,995
Construction in progress	—	18,941

	315,416	273,471
Less: accumulated depreciation and amortization	163,630	151,905

Property and equipment, net	$151,786	$121,566

In the second quarter of fiscal 2003, the Company’s data center was placed in service. Construction in progress at May 31, 2002 primarily represented purchases of data processing equipment and software and related building improvements for this data center. Depreciation expense was $8,469,000 and $15,545,000 for the three and six-month periods in fiscal 2003 compared with $6,725,000 and $13,242,000 in the respective fiscal 2002 periods.

Note F: Intangible Assets, Net

	November 30,	May 31,
	2002	2002
(In thousands)	(Unaudited)	(Audited)

Client lists	$63,419	$18,681
Associate license agreements	12,250	—
Other intangible assets	3,100	—

	78,769	18,681
Less: accumulated amortization	12,478	9,641

Intangible assets, net	$66,291	$9,040

Amortization expense on intangible assets was $2,207,000 and $2,837,000 for the three and six-month periods in fiscal 2003 compared with $635,000 and $1,248,000 in the respective fiscal 2002 periods. In the second quarter of fiscal 2003, $1,589,000 of the amortization expense was related to intangible assets purchased in the Advantage acquisition.

The estimated amortization expense for the full year fiscal 2003 and the following four fiscal years, including the amortization from intangible assets purchased in the Advantage acquisition, as of November 30, 2002 is as follows:

Estimated
(in thousands)	amortization
Fiscal year ended May 31,	expense

2003	$ 8,338
2004	$10,307
2005	$ 9,399
2006	$ 8,227
2007	$ 7,186

Note G: Stock Option Plans

On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (“2002 Plan”), which became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9,108,000 shares of the Company’s common stock, of which 1,608,000 shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (“1998 Plan”), but were not optioned under the 1998 Plan, and 7,500,000 shares were newly authorized for options.

The following table summarizes stock option activity for the six months ended November 30, 2002:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,306	$28.04
Exercised	(437)	$8.06
Forfeited	(229)	$33.66

Outstanding at November 30, 2002	9,340	$23.31

Exercisable at May 31, 2002	4,515	$12.75
Exercisable at November 30, 2002	5,305	$16.40

Options outstanding at November 30, 2002 had a weighted-average remaining contractual life of 6.5 years and exercise prices ranging from $1.78 to $51.38 per share.

In applying APB Opinion No. 25, no expense was recognized for stock options granted. SFAS No. 123 requires that a fair market value of all awards of stock-based compensation be determined using standard techniques and that pro forma net income and earnings per share be disclosed as if the resulting stock-based compensation amounts were recorded in the Consolidated Statements of Income.

For the quarter ended November 30, 2002, options to purchase 283,000 shares were granted and were valued for purposes of pro forma disclosure using a Black-Scholes option pricing model at the grant date, with the following weighted average assumptions: risk free interest rate of 2.9%, a dividend yield of 1.6%, a volatility factor of .35, and an expected option term life of 4.5 years. The table below depicts the effects of amortizing the estimated fair value of stock options over their respective vesting periods:

	For the three months ended		For the six months ended

(in thousands, except	November 30,	November 30,	November 30,	November 30,
per share amount)	2002	2001	2002	2001

Pro forma net income	$72,284	$65,771	$144,923	$132,840
Pro forma basic earnings per share	$.19	$.18	$.39	$.35
Pro forma diluted earnings per share	$.19	$.17	$.38	$.35

The weighted-average fair value of stock options granted was $8.06 and $8.78, respectively, for the quarter and six months ended November 30, 2002 and $10.27 and $11.71, respectively, for the quarter and six months ended November 30, 2001.

Note H: Comprehensive Income

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

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
(In thousands)	2002	2001	2002	2001

Net income	$74,651	$68,698	$150,591	$138,891
Unrealized gains/(losses) on securities, net of reclassification adjustments	(8,027)	(4,208)	2,081	3,078

Total comprehensive income	$66,624	$64,490	$152,672	$141,969

Note I: Contingencies

In the normal course of business and operations, the Company is subject to various claims and litigation including licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note J: Related Party Transactions

During the six-month periods ended November 30, 2002 and November 30, 2001, the Company purchased approximately $1.8 million and $11.2 million, respectively, of data processing equipment and software from EMC Corporation. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and six months ended November 30, 2002 (fiscal 2003) and 2001 (fiscal 2002), and the financial condition at November 30, 2002 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying November 30, 2002 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and Note A to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002 discuss the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to investments, allowance for doubtful accounts, fixed assets, goodwill and other intangible assets, income taxes, contingencies, and our clients’ inability to meet their payroll obligations. The Company bases its estimates on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $347.8 million and $247.2 million for the three months ended November 30, 2002 and 2001, respectively, and $670.5 million and $482.0 million for the six months ended November 30, 2002 and 2001, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on funds that are collected before due dates from clients for payroll tax filing and employee payment services and invested (funds held for clients) until remittance to the applicable tax agency or client employee. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

As part of providing payroll, direct deposit and tax filing and payment services, Paychex is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money funds transfers from client bank accounts are subject to potential risk of losses resulting from clients’ insufficient funds to cover such transfers.

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

On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. As a result of this purchase, the Company has recorded $243.7 million of goodwill on its Balance Sheet at November 30, 2002. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As the Company operates in and reports one segment, it will be evaluated as a single reporting unit for goodwill impairment testing.

The Company’s intangible assets are primarily comprised of client list acquisitions and license agreements with independently-owned associate offices. Intangible assets are amortized over periods ranging from 7 to 12 years using either accelerated or straight-line methods. The Company periodically reviews its intangible assets for potential impairment.

RESULTS OF OPERATIONS

For the first six months of fiscal 2003, the Company generated record total revenues, net income and diluted earnings per share. The Company’s financial growth continues to be adversely impacted by difficult economic conditions and the effect of lower interest rates on its funds held for clients and corporate investment portfolios.

On September 20, 2002, Paychex completed the acquisition of Advantage Payroll Services, Inc. (“Advantage”). Advantage is a comprehensive payroll processor that serves small to mid-sized businesses throughout the United States. The purchase price was $240 million in cash. Paychex also paid $74 million in cash for the redemption of preferred stock and the repayment of outstanding debt of Advantage. The acquisition provided Paychex with 49,000 new clients. The results of operations for the three- and six-month periods ended November 30, 2002 include the results of Advantage since the date of acquisition.

For the second quarter, Advantage revenues included service revenue of $14.1 million and interest on funds held for clients of $1.2 million. Advantage operating and selling, general and administrative expenses were $14.3 million, including $1.6 million in amortization of intangible assets. During the quarter, Paychex also realized $7.0 million of gains related to the sale of corporate investments to fund the acquisition of Advantage. The use of corporate investments to fund the acquisition reduced investment income by $2.0 million during the quarter. The acquisition of Advantage resulted in $.01 of earnings per share accretion for the second quarter and is expected to result in $.01 of earnings per share dilution in each of the third and fourth quarters of fiscal 2003. The company expects the results of Advantage to be accretive thereafter.

(In thousands, except per share amounts)
For the three months ended November 30,	2002	Change	2001	Change

Revenues:
Payroll	$220,026	16.7%	$188,491	12.8%
Human Resource and Benefits	35,649	22.9%	29,018	22.9%

Service revenues	255,675	17.5%	217,509	14.0%
Interest on funds held for clients	13,132	-15.2%	15,479	-10.8%

Total revenues	268,807	15.4%	232,988	12.0%
Combined operating and SG&A expenses	169,613	19.5%	141,905	13.8%

Operating income	99,194	8.9%	91,083	9.2%
Investment income, net	11,401	39.2%	8,191	37.3%

Income before income taxes	110,595	11.4%	99,274	11.1%
Income taxes	35,944	17.6%	30,576	12.1%

Net income	$74,651	8.7%	$68,698	10.6%

Diluted earnings per share	$.20	11.1%	$.18	12.5%

Operating income as a % of total revenues	36.9%		39.1%

Operating income (excluding interest on funds held for clients) as a % of service revenues	33.7%		34.8%

Operating income (excluding interest on funds held for clients) as a % of service revenues (excluding Advantage)	35.7%		34.8%

Income before income taxes as a % of total revenues	41.1%		42.6%

Net income as a % of total revenues	27.8%		29.5%

(In thousands, except per share amounts)
For the six months ended November 30,	2002	Change	2001	Change

Revenues:
Payroll	$425,542	12.6%	$377,921	14.0%
Human Resource and Benefits	69,531	24.7%	55,764	22.4%

Service revenues	495,073	14.2%	433,685	15.0%
Interest on funds held for clients	26,409	-22.6%	34,117	-1.9%

Total revenues	521,482	11.5%	467,802	13.5%
Combined operating and SG&A expenses	319,811	13.0%	282,957	13.3%

Operating income	201,671	9.1%	184,845	13.9%
Investment income, net	19,786	25.9%	15,718	36.7%

Income before income taxes	221,457	10.4%	200,563	15.4%
Income taxes	70,866	14.9%	61,672	16.4%

Net income	$150,591	8.4%	$138,891	15.0%

Diluted earnings per share	$.40	8.1%	$.37	15.6%

Operating income as a % of total revenues	38.7%		39.5%

Operating income (excluding interest on funds held for clients) as a % of service revenues	35.4%		34.8%

Operating income (excluding interest on funds held for clients) as a % of service revenues (excluding Advantage)	36.5%		34.8%

Income before income taxes as a % of total revenues	42.5%		42.9%

Net income as a % of total revenues	28.9%		29.7%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
($ in millions)	2002	2001	2002	2001

Average investment balances:
Funds held for clients	$1,970.9	$1,713.2	$1,911.5	$1,724.0
Corporate investments	512.0	663.0	630.6	654.8

Total	$2,482.9	$2,376.2	$2,542.1	$2,378.8

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.5%	3.1%	2.5%	3.3%
Corporate investments	3.4%	4.0%	3.4%	4.0%
Total combined funds held for clients and corporate investment portfolios	2.7%	3.3%	2.7%	3.5%

Net realized gains:
Funds held for clients	$.6	$2.2	$2.3	$5.4
Corporate investments	7.2	1.8	9.6	2.8

Total	$7.8	$4.0	$11.9	$8.2

	November 30,	May 31,
	2002	2002

Unrealized gain on available-for-sale portfolio (in millions)	$29.9	$26.7
Federal Funds rate	1.25%	1.75%
Three-year “AAA” municipal securities yield	2.05%	2.75%
Total available-for-sale securities (in millions)	$1,296.6	$1,502.7
Average duration of available-for-sale securities portfolio in years	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	3.5%	3.6%

Total service revenues are comprised of revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment service, employee payment service, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services.

The increases in Payroll service revenue in fiscal 2003 compared with the prior year are attributable to the contribution of $14.1 million in revenues from Advantage, the addition of new clients, increased utilization of ancillary services by both new and existing clients, and price increases. Payroll service revenue continues to be impacted by year-over-year decreases in checks per client. The year-over-year reductions in checks per client (excluding Advantage) for the first and second quarters of 2003 were 2.1% and .8%, respectively. The year-over-year reductions in checks per client for the first through fourth quarters of fiscal 2002, respectively, were 2.6%, 4.3%, 4.8%, and 3.0%.

As of November 30, 2002, 86% of all clients utilized the Company’s tax filing and payment services, compared with 84% utilization at November 30, 2001. Client utilization of the tax filing and payment product is expected to mature in the range of 86% to 87%. The Company’s employee payment services were utilized by 58% of its clients at November 30, 2002 compared with 55% utilization at November 30, 2001. Major Market Services revenue increased 44% and 43% for the second quarter and six-month periods to $23.9 million and $46.0 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2003 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues increased 20% and 23% in the second quarter and six-month periods to $16.3 million and $31.9 million, respectively. At November 30, 2002, the Company serviced over 26,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenue from these products increasing 42% in both the second quarter and six-month periods of fiscal 2003 compared with the respective prior year periods. As of November 30, 2002, the PAS and PEO products serviced over 92,000 client employees.

The decreases in interest on funds held for clients are primarily the result of lower average interest rates earned in fiscal 2003 and a decrease in net realized gains on the sale of available-for-sale securities offset by higher average portfolio balances and the contribution of approximately $1.2 million of interest from Advantage.

The increases in combined operating and SG&A expenses reflect increases in personnel, information technology, and facility costs to support the growth of the Company and from the addition of Advantage operations. At November 30, 2002, the Company had approximately 8,250 employees compared with approximately 7,400 at November 30, 2001. Combined operating and SG&A expenses for Advantage totaled approximately $14.3 million, including $1.6 million in amortization of intangible assets during the second quarter.

Investment income primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increases in investment income are primarily due to increases in net realized gains on the sale of available-for-sale securities offset by a decrease in average daily invested balances and lower average interest rates earned in fiscal 2003. The higher realized gains and the lower average portfolio balances are the result of the sale of investments in the Corporate investment portfolio utilized to fund the acquisition of Advantage.

The effective income tax rate was 32.5% and 32.0% in the second quarter and six-month periods of fiscal 2003 compared with 30.8% in the both respective prior year periods. The increase in the effective income tax rate is primarily due to a decrease in tax-exempt income which is derived primarily from income earned on municipal debt securities. The full year fiscal 2003’s effective income tax rate is expected to approximate 32.0%.

Outlook:

The Company first experienced the effects of the difficult economic conditions in the United States in the first quarter of fiscal 2002, and these effects have continued through the second quarter of fiscal 2003. In response to economic conditions, the Federal Reserve has lowered the Federal Funds rate twelve times since January 2001 to 1.25%, which represents a cumulative 525 basis point reduction. The Company’s combined interest on funds held for clients and corporate investment income in the first half of fiscal 2003 decreased 7% year-over-year, primarily as a result of interest rate decreases offset somewhat by higher net realized gains.

In addition to the effects of volatile interest rates, current economic conditions have resulted in a lower number of checks per client as existing clients reduce their work forces. During the first six months of fiscal 2003 the Company experienced a 1.6% year-over-year decline in checks per client (excluding Advantage). In fiscal 2002, the twelve-month year-over-year decline in checks per client was 3.7%.

Despite the above factors, income before taxes remained strong at 41% and 43% of total revenues during the second quarter and six-month periods of fiscal 2003, compared with 43% for the respective prior year periods.

The Company has based full year fiscal 2003 expectations on current economic and interest rate conditions continuing with no significant changes. Accordingly, for fiscal 2003, the Company projects Payroll service revenue growth in the range of 14% to 16% and Human Resource and Benefits service revenue growth in the range of 19% to 21%. Total service revenue growth is anticipated to be in the range of 15% to 17%. The Company expects interest on funds held for clients and corporate investment income combined to be down approximately 15% to 20%.

Taking the factors mentioned above into consideration, the Company anticipates achieving record total revenues and net income for fiscal 2003 and estimates total revenue growth to be in the range of 13% to 15% including approximately $50 to $55 million from Advantage, with net income growth in the high single digits.

The integration of Advantage began in the second quarter of fiscal 2003 and by the end of the quarter the Advantage sales force had been combined with the sales force of Paychex. While some Advantage clients are being converted to Paychex software platforms, the focus has been on client service and retention with minimal change in the service model for Advantage clients.

For fiscal 2003, the Company estimates that the Advantage acquisition will be nominally dilutive as the expenses of assimilating the acquisition, amortization of intangibles, and lower investment income will not be fully offset by the gains realized from the sale of investments to fund the acquisition. The effect of the Advantage acquisition was accretive to earnings during the second quarter by approximately $.01 per share primarily due to the $7.0 million of realized gains resulting from the sale of investments to fund the acquisition. The company estimates that Advantage will be dilutive to earnings per share by approximately $.01 per share in each of the third and fourth quarters of fiscal 2003. Paychex expects that the Advantage acquisition will be accretive to earnings thereafter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments through cash generated from its operating activities. At November 30, 2002, the Company had $470 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments. The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during the first half of fiscal 2003 or at November 30, 2002.

Operating activities

(In thousands)
For the six months ended November 30,	2002	Change	2001	Change

Operating cash flows	$174,744	28.6%	$135,857	3.8%

The increase in operating cash flows for the first six months of fiscal 2003 reflects achievement of higher net income and cash provided by working capital. The higher cash provided by working capital was related primarily to the timing of payments for payroll-related, income tax, and other liabilities, and the timing of payments for PEO and PAS payroll liabilities in the respective periods.

Investing activities

(In thousands)
For the six months ended November 30,	2002	Change	2001	Change

Net funds held for clients and corporate investment activities	$291,894	—	$7,111	—
Purchases of property and equipment	(37,413)	43.4%	(26,092)	56.1%
Proceeds from the sale of property and equipment	—	—	9	—
Acquisition of Advantage Payroll Services, Inc., net of cash acquired	(312,693)		—	—
Purchases of other assets	(812)	-27.0%	(1,112)	-68.1%

Net cash used in investing activities	$(59,024)	193.9%	$(20,084)	-79.6%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for Taxpay clients and employees of clients utilizing Employee Pay Services. Cash provided or used by net funds held for clients and corporate investment activities primarily relates to the timing of purchases, sales, or maturities of corporate investments. During the second quarter of fiscal 2003, corporate investments were sold to fund the acquisition of Advantage Payroll Services, Inc. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in fiscal 2003 are expected to approximate $65 million. This total includes the purchase of a 220,000-square-foot facility in Rochester, New York, which was completed in the first quarter of fiscal 2003. Fiscal 2003 depreciation expense is projected to approximate $35 million.

Financing activities

(In thousands, except per share amounts)
For the six months ended November 30,	2002	Change	2001	Change

Dividends paid	$(82,620)	10.3%	$(74,888)	34.0%
Proceeds from exercise of stock options	3,519	-63.4%	9,621	8.7%

Net cash used in financing activities	$(79,101)	21.2%	$(65,267)	38.8%

Cash dividends per common share	$.22	10.0%	$.20	33.3%

Dividends paid: During the quarter ended November 30, 2002, the Company’s Board of Directors declared a dividend in the amount of $.11 per share, which was paid November 15, 2002 to shareholders of record as of November 1, 2002. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is primarily due to a decrease in the number of shares exercised from 1,093,000 in the six months of fiscal 2002 to 437,000 in the six months of fiscal 2003. The Company has recognized a tax benefit from the exercise of stock options of $2.9 million and $12.0 million for the six months ended November 30, 2002 and 2001, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal Year 2003	Fiscal Year Ended	Fiscal Year Ended
	Year-to-date	May 31, 2002	May 31, 2001

Federal Funds rate – beginning of period	1.75%	4.00%	6.50%
Rate increase/(decrease):
First quarter	—	(.50)	—
Second quarter	(.50)	(1.50)	—
Third quarter	N/A	(.25)	(1.00)
Fourth quarter	N/A	—	(1.50)

Federal Funds rate – end of period	1.25%	1.75%	4.00%

Three-year “AAA” municipal securities yield — end of period	2.05%	2.75%	3.44%

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

The total investment portfolio is expected to average approximately $2.7 billion for the full year fiscal 2003. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than thirty days and 50% invested in intermediate-term municipal securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $29.9 million at November 30, 2002 compared with unrealized gains of $26.7 million and $25.3 million at May 31, 2002 and November 30, 2001, respectively. During the first half of fiscal 2003, the unrealized gain position ranged from approximately $22.3 million to $46.3 million. The unrealized gain position of the Company’s investment portfolios was approximately $35.8 million at December 16, 2002.

As of November 30, 2002 and May 31, 2002, the Company had approximately $1.3 billion and $1.5 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.5% and 3.6%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at November 30, 2002 would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At November 30, 2002, approximately 98% of the available-for-sale securities held an AA rating or better, and all short-term securities classified as cash equivalents held an A-1 or equivalent rating.

OTHER

Integration of Acquisitions: The effective integration of acquisitions may be difficult to achieve. It is also possible that the Company may not realize any or all expected benefits from recent acquisitions or achieve benefits from acquisitions in a timely manner. In addition, the Company may incur significant costs and impact existing internal resources in connection with the integration of acquisitions. Failure to effectively integrate recent and future acquisitions could adversely affect the Company’s results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this Quarterly Report on Form 10-Q. Based on such evaluation, they have concluded that as of such date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 17, 2002. There were present at the meeting, either in person or by proxy, holders of 340,828,509 Common Shares. Stockholders elected eight Directors nominated in the September 5, 2002 Proxy Statement, incorporated here by reference, to hold office until the next Annual Meeting of Stockholders. Stockholders also approved the adoption of the Paychex, Inc. 2002 Stock Incentive Plan.

Results of stockholder voting are as follows:

Election of Directors	For	Withheld

B. Thomas Golisano	313,174,196	27,654,313
Betsy S. Atkins	328,345,475	12,483,034
G. Thomas Clark	328,275,118	12,553,391
David J. S. Flaschen	329,037,291	11,791,218
Phillip Horsley	337,617,405	3,211,104
Grant M. Inman	329,035,661	11,792,848
J. Robert Sebo	336,701,276	4,127,233
Joseph M. Tucci	337,606,699	3,221,810

Adoption of the 2002 Stock Incentive Plan	For	Against	Abstain

	315,328,792	23,407,872	2,091,838

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

(1)	Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on September 18, 2002 that included the Company’s press release dated September 18, 2002 reporting the Company’s results of operations for the first quarter of fiscal 2003. This press release also announces that the Company has entered into an agreement to acquire Advantage Payroll Services, Inc.

(2)	The Company filed a report on Form 8-K on September 20, 2002 that included the Company’s press release dated September 20, 2002 announcing that the Company has completed the acquisition of Advantage Payroll Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: December 19, 2002	/s/ B. Thomas Golisano

B. Thomas Golisano Chairman, President, and Chief Executive Officer

Date: December 19, 2002	/s/ John M. Morphy

John M. Morphy, Senior Vice President, Chief Financial Officer, and Secretary

CERTIFICATIONS

I, B. THOMAS GOLISANO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002	/s/ B. Thomas Golisano

Chairman, President, and Chief Executive Officer

I, JOHN M. MORPHY, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: December 19, 2002	/s/ John M. Morphy

Senior Vice President, Chief Financial Officer, and Secretary