Form 10-Q
period 2003-02-28
PAYCHEX INC
filed 2003-03-21
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	376,427,750 Shares

CLASS	OUTSTANDING AT FEBRUARY 28, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Revenues:
Service revenues	$274,303	$227,964	$769,376	$661,649
Interest on funds held for clients	13,486	14,836	39,895	48,953

Total revenues	287,789	242,800	809,271	710,602
Operating costs	68,794	56,739	188,356	165,226
Selling, general, and administrative expenses	117,576	98,844	317,825	273,314

Operating income	101,419	87,217	303,090	272,062
Investment income, net	3,760	8,427	23,546	24,145

Income before income taxes	105,179	95,644	326,636	296,207
Income taxes	33,658	28,671	104,524	90,343

Net income	$71,521	$66,973	$222,112	$205,864

Basic earnings per share	$.19	$.18	$.59	$.55

Diluted earnings per share	$.19	$.18	$.59	$.54

Weighted-average common shares outstanding	376,356	374,922	376,161	374,460

Weighted-average shares assuming dilution	378,081	378,096	377,982	377,809

Cash dividends per common share	$.11	$.11	$.33	$.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 28,	May 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$169,603	$61,897
Corporate investments	382,673	663,316
Interest receivable	18,891	25,310
Accounts receivable, net	98,839	109,858
Prepaid expenses and other current assets	12,347	10,106

Current assets before funds held for clients	682,353	870,487
Funds held for clients	2,522,082	1,944,087

Total current assets	3,204,435	2,814,574
Other assets	7,154	7,895
Property and equipment, net	153,815	121,566
Intangible assets, net	66,453	9,040
Goodwill	243,317	—

Total assets	$3,675,174	$2,953,075

LIABILITIES
Accounts payable	$21,627	$14,104
Accrued compensation and related items	57,149	46,819
Deferred revenue	4,885	4,137
Accrued income taxes	16,460	3,140
Deferred income taxes	5,516	9,503
Other current liabilities	20,573	14,810

Current liabilities before client fund deposits	126,210	92,513
Client fund deposits	2,492,505	1,930,893

Total current liabilities	2,618,715	2,023,406
Other long-term liabilities	13,148	5,688

Total liabilities	2,631,863	2,029,094

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares
Issued: 376,428 at February 28, 2003 and 375,859 at May 31, 2002	3,764	3,759
Additional paid-in capital	193,811	185,006
Retained earnings	816,283	718,192
Accumulated other comprehensive income	29,453	17,024

Total stockholders’ equity	1,043,311	923,981

Total liabilities and stockholders’ equity	$3,675,174	$2,953,075

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended

	February 28,	February 28,
	2003	2002

OPERATING ACTIVITIES
Net income	$222,112	$205,864
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on fixed and intangible assets	29,968	21,867
Amortization of premiums and discounts on available-for-sale securities	15,098	12,563
Provision for deferred income taxes	(2,095)	(1,406)
Tax benefit related to exercise of stock options	3,635	15,450
Provision for bad debts	1,428	974
Net realized gains on sales of available-for-sale securities	(12,583)	(12,818)
Changes in operating assets and liabilities:
Interest receivable	8,353	7,879
Accounts receivable	12,566	13,242
Prepaid expenses and other current assets	(1,333)	(2,898)
Accounts payable and other current liabilities	28,632	16,668
Net change in other assets and liabilities	4,419	(37)

Net cash provided by operating activities	310,200	277,348

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(607,785)	(854,121)
Proceeds from sales of available-for-sale securities	732,229	722,844
Proceeds from maturities of available-for-sale securities	78,265	41,594
Net change in funds held for clients’ money market securities and other cash equivalents	(302,291)	(161,733)
Net change in client fund deposits	380,943	224,175
Purchases of property and equipment	(48,530)	(32,708)
Proceeds from sales of property and equipment	5	10
Acquisition of Advantage Payroll Services, Inc., net of cash acquired	(312,693)	—
Purchases of other assets	(3,791)	(1,268)

Net cash used in investing activities	(83,648)	(61,207)

FINANCING ACTIVITIES
Dividends paid	(124,021)	(116,141)
Proceeds from exercise of stock options	5,175	13,811

Net cash used in financing activities	(118,846)	(102,330)

Increase in cash and cash equivalents	107,706	113,811
Cash and cash equivalents, beginning of period	61,897	45,784

Cash and cash equivalents, end of period	$169,603	$159,595

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2003

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc., and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2003.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Diclosures about Segments of an Enterprise and Related Information.” The Company is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $398.0 million and $282.8 million for the three months ended February 28, 2003 and 2002, respectively, and $1,068.5 million and $764.8 million for the nine months ended February 28, 2003 and 2002, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

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

Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by the SFAS, the Company accounts for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results. SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of the SFAS 148 in the third quarter of fiscal 2003. Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to the Consolidated Financial Statements.

Newly Issued Accounting Standards:

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

Note B: Business Combination

On September 20, 2002, Paychex, Inc. acquired Advantage Payroll Services, Inc. (“Advantage”), a comprehensive payroll processor that serves small- to mid-sized businesses throughout the United States utilizing a national network of 41 offices, including 15 independently owned associate offices. The acquisition of Advantage provides Paychex with more than 49,000 clients and the opportunity to offer those clients the broad array of Paychex Human Resource and Retirement Services products. In addition, the combination of the two companies allows Paychex to expand geographic coverage into areas that were previously not served by the Company and become more efficient in offering services to our clients. Results of operations for Advantage since the acquisition date are included in the Consolidated Statements of Income.

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

Estimated fair
value at
September 20,
(In thousands)	2002

Current assets	$7,779
Funds held for clients	180,905
Deferred tax asset, net	7,786
Property and equipment	8,086
Intangible assets	59,450
Goodwill	243,317
Accounts payable and accrued expenses	(12,276)
Client fund deposits	(180,669)

Total purchase price	$314,378

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

The Company recorded $2.4 million of severance and $3.6 million of redundant lease liabilities in the preliminary allocation of the purchase price under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $1.0 million and $1.1 million, respectively, was paid in the third quarter and nine-month periods of fiscal 2003 for severance and redundant lease costs.

The amount assigned to intangible assets primarily represents client lists and license agreements with associate offices and was based on an independent appraisal. The intangible assets will be amortized over periods ranging from 7 to 12 years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Amortization expense related to these intangible assets was $2.1 million and $3.7 million, respectively, for the third quarter and nine-month periods of fiscal 2003.

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

The amount of goodwill allocated to the purchase price was $243.3 million, which is not deductible for tax purposes. SFAS No. 142 requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As the Company operates in one segment and as a single reporting unit, it will be evaluated as a single reporting unit for goodwill impairment testing.

The table below contains unaudited pro forma financial information summarizing the results of operations for the periods indicated as if the Advantage acquisition had occurred at the beginning of each of the three and nine-month periods presented. The pro forma information contains the actual combined operating results of Paychex and Advantage, with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and lower interest income as a result of the sale of available-for-sale securities to fund the Advantage acquisition. The Company realized $7.0 million of gains related to the sale of corporate investments to fund the acquisition. The $7.0 million realized gain is included in each pro forma period presented as if it occurred at the beginning of that period. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	For the three months ended		For the nine months ended
(Proforma, unaudited,
in thousands, except	February 28,	February 28,	February 28,	February 28,
per share amounts)	2003	2002	2003	2002

Total revenues	$287,789	$260,483	$833,380	$762,146
Net income	$76,282	$68,108	$219,893	$201,358
Diluted earnings per share	$.20	$.18	$.58	$.53

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended

(In thousands, except per	February 28,	February 28,	February 28,	February 28,
share amounts)	2003	2002	2003	2002

Basic earnings per share:
Net income	$71,521	$66,973	$222,112	$205,864

Weighted-average common shares outstanding	376,356	374,922	376,161	374,460

Basic earnings per share	$.19	$.18	$.59	$.55

Diluted earnings per share:
Net income	$71,521	$66,973	$222,112	$205,864

Weighted-average common shares outstanding	376,356	374,922	376,161	374,460
Net effect of dilutive stock options at average market prices	1,725	3,174	1,821	3,349

Weighted-average shares assuming dilution	378,081	378,096	377,982	377,809

Diluted earnings per share	$.19	$.18	$.59	$.54

Weighted-average anti-dilutive stock options	3,940	1,365	3,734	1,500

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and nine months ended February 28, 2003, stock options were exercised for 131,000 and 568,000 shares of the Company’s common stock, respectively, compared with 362,000 and 1,455,000 for the prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	February 28, 2003		May 31, 2002
(In thousands)	(Unaudited)		(Audited)

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,500,855	$1,500,855	$1,101,721	$1,101,721
Available-for-sale securities:
General obligation municipal bonds	719,685	745,589	772,388	786,435
Pre-refunded municipal bonds	214,795	222,147	249,332	254,166
Revenue municipal bonds	410,221	423,139	446,168	453,854
Other debt securities	10,167	10,067	8,139	8,180
Other equity securities	20	47	20	64

Total available-for-sale securities	1,354,888	1,400,989	1,476,047	1,502,699
Other	3,643	2,911	3,357	2,983

Total funds held for clients and corporate investments	$2,859,386	$2,904,755	$2,581,125	$2,607,403

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,492,505	$2,522,082	$1,930,893	$1,944,087
Corporate investments	366,881	382,673	650,232	663,316

Total funds held for clients and corporate investments	$2,859,386	$2,904,755	$2,581,125	$2,607,403

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

At February 28, 2003, all short-term securities and available-for-sale bond securities held an A-1 or equivalent rating, with 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note E: Property and Equipment, Net

	February 28,	May 31,
	2003	2002
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$4,205	$3,155
Buildings and improvements	63,820	37,909
Data processing equipment and software	152,173	115,512
Furniture, fixtures, and equipment	88,551	81,959
Leasehold improvements	17,004	15,995
Construction in progress	—	18,941

	325,753	273,471
Less: accumulated depreciation and amortization	171,938	151,905

Property and equipment, net	$153,815	$121,566

Construction in progress at May 31, 2002 primarily represented purchases of data processing equipment and software and related building improvements for the Company’s data center, which was placed in service during the second quarter of fiscal 2003. Depreciation expense was $8,769,000 and $24,314,000 for the three and nine-month periods in fiscal 2003 compared with $6,770,000 and $20,012,000 in the respective fiscal 2002 periods.

Note F: Intangible Assets, Net

	February 28,	May 31,
	2003	2002
(In thousands)	(Unaudited)	(Audited)

Client lists	$66,398	$18,681
Associate license agreements	12,250	—
Other intangible assets	3,100	—

	81,748	18,681
Less: accumulated amortization	15,295	9,641

Intangible assets, net	$66,453	$9,040

Amortization expense on intangible assets was $2,817,000 and $5,654,000 for the three- and nine-month periods in fiscal 2003 compared with $607,000 and $1,855,000 in the respective fiscal 2002 periods.

The estimated amortization expense for the full year fiscal 2003 and the following four fiscal years, including the amortization from intangible assets purchased in the Advantage acquisition, as of February 28, 2003 is as follows:

Estimated
(In thousands)	amortization
Fiscal year ended May 31,	expense

2003	$8,575
2004	$10,939
2005	$9,948
2006	$8,692
2007	$7,570

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

The following table summarizes stock option activity for the nine months ended February 28, 2003:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,306	$28.04
Exercised	(568)	$9.11
Forfeited	(321)	$33.42

Outstanding at February 28, 2003	9,117	$23.43

Exercisable at May 31, 2002	4,515	$12.75
Exercisable at February 28, 2003	5,161	$16.45

Options outstanding at February 28, 2003 had a weighted-average remaining contractual life of 6.3 years and exercise prices ranging from $1.78 to $51.38 per share.

In applying APB Opinion No. 25, no expense was recognized for stock options granted. SFAS No. 123 requires that a fair market value of all awards of stock-based compensation be determined using standard techniques and that pro forma net income and earnings per share be disclosed as if the resulting stock-based compensation amounts were recorded in the Consolidated Statements of Income.

In the third quarter ended February 28, 2003 there were no stock option grants. The weighted-average fair value of stock options granted was $8.78 for the nine months ended February 28, 2003 and $12.12 and $11.72, respectively, for the quarter and nine months ended February 28, 2002. The fair value of these stock option grants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
	2003	2002	2003	2002

Risk-free interest rate	—	4.1%	3.6%	4.2%
Dividend yield	—	1.2%	1.6%	1.2%
Volatility factor	—	.34	.35	.35
Expected option term life in years	—	5.0	4.9	4.7

     The table below depicts the effects of amortizing the estimated fair value of stock options over their respective vesting periods:

	For the three months ended		For the nine months ended

(In thousands, except	February 28,	February 28,	February 28,	February 28,
per share amounts)	2003	2002	2003	2002

Net income, as reported	$71,521	$66,973	$222,112	$205,864
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,257	3,339	7,925	9,390

Pro forma net income	$69,264	$63,634	$214,187	$196,474

Earnings per share:
Basic-as reported	$.19	$.18	$.59	$.55
Basic-pro forma	$.18	$.17	$.57	$.52
Diluted-as reported	$.19	$.18	$.59	$.54
Diluted-pro forma	$.18	$.17	$.57	$.52

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

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
(In thousands)	2003	2002	2003	2002

Net income	$71,521	$66,973	$222,112	$205,864
Unrealized gains/(losses) on securities, net of reclassification adjustments	10,348	4,394	12,429	7,472

Total comprehensive income	$81,869	$71,367	$234,541	$213,336

Note I: Contingencies

In the normal course of business and operations, the Company is subject to various claims and litigation including various employee and licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

Note J: Related Party Transactions

During the nine-month periods ended February 28, 2003 and February 28, 2002, the Company purchased approximately $1.8 million and $11.2 million, respectively, of data processing equipment and software from EMC Corporation. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

Note K: Subsequent Event

On March 17, 2003, Paychex, Inc. announced it entered into an agreement to acquire InterPay, Inc., a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet”). The purchase price is $155 million in cash. InterPay is a national payroll and human resource administrative services provider that serves more than 33,000 small- to medium-sized businesses throughout the United States. In addition, Paychex has agreed to enter into a client referral relationship with Fleet, which allows Fleet to continue to offer payroll processing and related services to its small and medium-sized business clients on a co-branded basis with Paychex.

This acquisition is expected to close in early April 2003. Paychex expects InterPay to contribute approximately $50 million in revenue during the first 12 months after the acquisition. Paychex anticipates the acquisition will be slightly dilutive in the fourth quarter ended May 31, 2003, as the expenses of assimilating the acquisition and amortization of intangible assets will not be fully offset by anticipated gains realized in the corporate investment portfolio that will be liquidated in order to fund the acquisition. Paychex expects future earnings will be accretive as a result of this acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and nine months ended February 28, 2003 (fiscal 2003) and 2002 (fiscal 2002), and the financial condition at February 28, 2003 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying February 28, 2003 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $398.0 million and $282.8 million for the three months ended February 28, 2003 and 2002, respectively, and $1,068.5 million and $764.8 million for the nine months ended February 28, 2003 and 2002, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

As part of providing payroll, direct deposit, and tax filing and payments services, Paychex is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money funds transfers from client bank accounts are subject to potential risk of losses resulting from clients’ insufficient funds to cover such transfers.

The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income. However, changes in the fair value of investments impact the Company’s net income only when such investments are sold. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds.

On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. As a result of this purchase, the Company has recorded $243.3 million of goodwill on its Balance Sheet at February 28, 2003. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. As the Company operates in one segment and as a single reporting unit, it will be evaluated as a single reporting unit for goodwill impairment testing.

The Company’s intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices. Intangible assets are amortized over periods ranging from 7 to 12 years using either accelerated or straight-line methods. The Company periodically reviews its intangible assets for potential impairment.

SUBSEQUENT EVENT

On March 17, 2003, Paychex, Inc. announced it entered into an agreement to acquire InterPay, Inc., a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet”). The purchase price is $155 million in cash. InterPay is a national payroll and human resource administrative services provider that serves more than 33,000 small- to medium-sized businesses throughout the United States. In addition, Paychex has agreed to enter into a client referral relationship with Fleet, which allows Fleet to continue to offer payroll processing and related services to its small and medium-sized business clients on a co-branded basis with Paychex.

This acquisition is expected to close in early April 2003. Paychex expects InterPay to contribute approximately $50 million in revenue during the first 12 months after the acquisition. Paychex anticipates the acquisition will be slightly dilutive in the fourth quarter ended May 31, 2003, as the expenses of assimilating the acquisition and amortization of intangible assets will not be fully offset by anticipated gains realized in the corporate investment portfolio that will be liquidated in order to fund the acquisition. Paychex expects future earnings will be accretive as a result of this acquisition.

RESULTS OF OPERATIONS

For the first nine months of fiscal 2003, the Company generated record total revenues, net income, and diluted earnings per share. The Company’s growth continues to be adversely impacted by the effect of lower interest rates on its funds held for clients and corporate investments portfolios and difficult economic conditions.

On September 20, 2002 Paychex completed the acquisition of Advantage Payroll Services, Inc. (“Advantage”), a comprehensive payroll processor that serves small- to mid-sized businesses throughout the United States. The purchase price was $240 million in cash. Paychex also paid $74 million in cash for the redemption of preferred stock and the repayment of outstanding debt of Advantage. The acquisition provided Paychex with 49,000 new clients. The results of operations for the nine-month period ended February 28, 2003 include the results of Advantage since the date of acquisition.

(In thousands, except per share amounts)
For the three months ended February 28,	2003	Change	2002	Change

Revenues:
Payroll	$235,255	20.2%	$195,762	10.1%
Human Resource and Benefits	39,048	21.3%	32,202	26.2%

Service revenues	274,303	20.3%	227,964	12.1%
Interest on funds held for clients	13,486	-9.1%	14,836	-42.7%

Total revenues	287,789	18.5%	242,800	5.9%
Consolidated operating, selling, general and administrative expenses	186,370	19.8%	155,583	9.3%

Operating income	101,419	16.3%	87,217	0.4%
Investment income, net	3,760	-55.4%	8,427	16.5%

Income before income taxes	105,179	10.0%	95,644	1.6%
Income taxes	33,658	17.4%	28,671	3.3%

Net income	$71,521	6.8%	$66,973	0.9%

Diluted earnings per share	$.19	5.6%	$.18	—

Operating income as a % of total revenues	35.2%		35.9%
Operating income (excluding interest on funds held for clients) as a % of service revenues	32.1%		31.8%
Operating income (excluding interest on funds held for clients) as a % of service revenues (excluding Advantage)	33.8%		31.8%
Income before income taxes as a % of total revenues	36.5%		39.4%
Net income as a % of total revenues	24.9%		27.6%

(In thousands, except per share amounts)
For the nine months ended February 28,	2003	Change	2002	Change

Revenues:
Payroll	$660,797	15.2%	$573,683	12.6%
Human Resource and Benefits	108,579	23.4%	87,966	23.8%

Service revenues	769,376	16.3%	661,649	14.0%
Interest on funds held for clients	39,895	-18.5%	48,953	-19.3%

Total revenues	809,271	13.9%	710,602	10.8%
Consolidated operating, selling, general and administrative expenses	506,181	15.4%	438,540	11.8%

Operating income	303,090	11.4%	272,062	9.2%
Investment income, net	23,546	-2.5%	24,145	28.9%

Income before income taxes	326,636	10.3%	296,207	10.6%
Income taxes	104,524	15.7%	90,343	11.9%

Net income	$222,112	7.9%	$205,864	10.0%

Diluted earnings per share	$.59	9.3%	$.54	8.0%

Operating income as a % of total revenues	37.5%		38.3%
Operating income (excluding interest on funds held for clients) as a % of service revenues	34.2%		33.7%
Operating income (excluding interest on funds held for clients) as a % of service revenues (excluding Advantage)	35.5%		33.7%
Income before income taxes as a % of total revenues	40.4%		41.7%
Net income as a % of total revenues	27.5%		29.0%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended

	February 28,	February 28,	February 28,	February 28,
($ in millions)	2003	2002	2003	2002

Average investment balances:
Funds held for clients	$2,374.9	$1,949.6	$2,067.1	$1,798.6
Corporate investments	495.3	696.8	585.5	668.8

Total	$2,870.2	$2,646.4	$2,652.6	$2,467.4

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.1%	2.6%	2.4%	3.1%
Corporate investments	3.2%	3.6%	3.3%	3.9%
Total combined funds held for clients and corporate investment portfolios	2.3%	2.8%	2.6%	3.3%

Net realized gains:
Funds held for clients	$.7	$2.3	$3.0	$7.6
Corporate investments	—	2.4	9.6	5.2

Total	$.7	$4.7	$12.6	$12.8

	February 28,	May 31,
	2003	2002

Unrealized gain on available-for-sale portfolio (in millions)	$46.1	$26.7
Federal Funds rate	1.25%	1.75%
Three-year “AAA” municipal securities yield	1.60%	2.75%
Total available-for-sale securities (in millions)	$1,401.0	$1,502.7
Average duration of available-for-sale securities portfolio in years	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	3.4%	3.6%

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

The increases in Payroll service revenue in fiscal 2003 compared with the prior year are attributable to the acquisition of Advantage, organic client base growth, increased utilization of ancillary services by both new and existing clients, and price increases. Payroll service revenue continues to be impacted by year-over-year decreases in checks per client. The Company has adjusted the calculation of checks per client to eliminate the impact of client payroll frequency. The Company believes this calculation provides a more accurate indicator of underlying economic demand for its services. The year-over-year changes in checks per client (excluding Advantage) are as follows:

	Year-over-year change in checks per client

	Fiscal 2003	Fiscal 2002

First quarter	(1.7%)	(1.9%)
Second quarter	(.3%)	(3.8%)
Third quarter	(.1%)	(4.1%)
Fourth quarter	N/A	(2.6%)
Full year	N/A	(3.0%)

As of February 28, 2003, 87% of all clients utilized the Company’s tax filing and payment services, compared with 84% at February 28, 2002. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 59% of its clients at February 28, 2003 compared with 56% at February 28, 2002. Approximately 90% of new clients purchase the Company’s tax filing and payment services and 70% of new clients purchase employee payment services. Major Market Services revenue increased 42% for both the third quarter and nine-month periods to $27.3 million and $73.3 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2003 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced.

The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues increased 15% and 20% in the third quarter and nine-month periods to $17.6 million and $49.5 million, respectively. At February 28, 2003, the Company serviced over 26,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenue from these products increasing 41% and 42% in the third quarter and nine-month periods of fiscal 2003, respectively, compared with the respective prior year periods. As of February 28, 2003, the PAS and PEO products serviced over 95,000 client employees.

The decreases in interest on funds held for clients are primarily the result of lower average interest rates earned in fiscal 2003 and a decrease in net realized gains on the sale of available-for-sale securities offset somewhat by higher average portfolio balances. The higher average portfolio balances were driven by the acquisition of Advantage and the growth in the utilization of the Company’s tax filing and payment services and employee payment services.

The increases in consolidated operating, selling, general and administrative expenses are due to the acquisition of Advantage and increases in personnel, information technology, and facility costs to support the growth of the Company. At February 28, 2003, the Company had approximately 8,250 employees compared with approximately 7,300 at February 28, 2002.

For the third quarter ended February 28, 2003, Advantage revenues included service revenue of $18.6 million and interest on funds held for clients of $1.4 million. For the nine-month period, Advantage revenues were comprised of $32.7 million of service revenue and $2.6 million of interest on funds held for clients. Operating, selling, general and administrative expenses for Advantage totaled $17.0 million and $31.3 million, respectively, for the third quarter and nine-month periods. Included in these expenses was amortization of intangible assets of $2.1 million and $3.7 million for the respective quarter and year-to-date periods.

The acquisition of Advantage resulted in $.01 earnings per share accretion since acquisition and is expected to result in $.01 of earnings per share dilution in the fourth quarter of fiscal 2003. The Company expects the results of Advantage to be accretive in the next fiscal year.

The integration of Advantage began in the second quarter of fiscal 2003, and by the end of that quarter the Advantage sales force had been combined with the sales force of Paychex. While some Advantage clients are being converted to Paychex software platforms, the focus has been on client service and retention with minimal change in the service model for Advantage clients.

Investment income primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decreases in investment income are primarily due to a decrease in average daily invested balances, lower average interest rates earned in fiscal 2003, and the timing of net realized gains on sales of available-for-sale securities. The company realized $7.0 million of gains in the second quarter of fiscal 2003 from the sale of corporate investments to fund the acquisition of Advantage. The use of corporate investments to fund the acquisition reduced investment income by approximately $2.4 million and $4.4 million during the third quarter and nine-month periods of fiscal 2003, respectively.

The effective income tax rate was 32.0% in both the third quarter and nine-month periods of fiscal 2003 compared with 30.0% and 30.5% in the respective prior year periods. The increase in the effective income tax rate is primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities of the funds held for clients and corporate investment portfolios. The full year fiscal 2003’s effective income tax rate is expected to approximate 32.0%.

Outlook:

The Company first experienced the effects of the difficult economic conditions in the United States in the first quarter of fiscal 2002, and these effects have continued through the third quarter of fiscal 2003. In response to economic conditions, the Federal Reserve has lowered the Federal Funds rate twelve times since January 2001 to 1.25%, which represents a cumulative 525 basis point reduction. The Company’s combined interest on funds held for clients and corporate investment income in the first nine months of fiscal 2003 decreased 13% year-over-year, primarily as a result of interest rate decreases and lower average balances in the corporate investment portfolio, offset somewhat by higher net realized gains.

In addition to the effects of volatile interest rates, difficult economic conditions have resulted in a lower number of checks per client as existing clients reduce their work forces. During the first nine months of fiscal 2003, the Company experienced a 0.7% year-over-year decline in checks per client (excluding Advantage). In fiscal 2002, the twelve-month year-over-year decline in checks per client was 3.0%.

Despite the above factors, income before taxes was 37% and 40% of total revenues during the third quarter and nine-month periods of fiscal 2003, compared with 39% and 42% for the respective prior year periods. In addition, operating income (excluding interest on funds held for clients) increased 21% in the third quarter and 18% in the nine-month period to $87.9 million and $263.2 million, respectively.

The Company has based full year fiscal 2003 expectations on current economic and interest rate conditions continuing with no significant changes and excluding the impact of the acquisition of InterPay. Accordingly, for fiscal 2003, the Company projects Payroll service revenue growth in the range of 14% to 16% and Human Resource and Benefits service revenue growth in the range of 19% to 21%. Total service revenue growth is anticipated to be in the range of 15% to 17%. The Company expects interest on funds held for clients and corporate investment income combined to be down approximately 15% to 18%.

Taking the factors mentioned above into consideration, the Company anticipates achieving record total revenues and net income for fiscal 2003 and estimates total revenue growth to be in the range of 13% to 15%, including approximately $50 to $55 million from Advantage, with net income growth in the high single digits.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments through cash generated from its operating activities. At February 28, 2003, the Company had $552 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments. The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during the first nine months of fiscal 2003 or at February 28, 2003. The Company anticipates funding the $155 million acquisition of InterPay through available cash and corporate investments.

Operating activities

(In thousands)
For the nine months ended February 28,	2003	Change	2002	Change

Operating cash flows	$310,200	11.9%	$277,348	8.2%

The increase in operating cash flows for the first nine months of fiscal 2003 reflects achievement of higher net income and cash provided by working capital. The higher cash provided by working capital was related primarily to the timing of payments for payroll-related, income tax, and other liabilities, and the timing of payments for PEO and PAS payroll liabilities in the respective periods.

Investing activities

(In thousands)
For the nine months ended February 28,	2003	Change	2002	Change

Net funds held for clients and corporate investment activities	$281,361	—	$(27,241)	-67.1%
Purchases of property and equipment	(48,530)	48.4%	(32,708)	12.9%
Proceeds from the sale of property and equipment	5	-50.0%	10	-75.6%
Acquisition of Advantage Payroll Services, Inc., net of cash acquired	(312,693)	—	—	—
Purchases of other assets	(3,791)	199.0%	(1,268)	-81.3%

Net cash used in investing activities	$(83,648)	36.7%	$(61,207)	-48.4%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to the Consolidated Financial Statements.

The reported amount of funds held for clients will vary significantly based upon the timing of collecting client funds, and the related remittance of funds to the applicable tax authorities for clients of the Company’s tax filing and payment services and employees of clients utilizing the employee payment services. Cash provided or used by net funds held for clients and corporate investment activities primarily relates to the timing of purchases, sales, or maturities of corporate investments. During the second quarter of fiscal 2003, corporate investments were sold to fund the acquisition of Advantage Payroll Services, Inc. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

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

Financing activities

(In thousands, except per share amounts)
For the nine months ended February 28,	2003	Change	2002	Change

Dividends paid	$(124,021)	6.8%	$(116,141)	29.8%
Proceeds from exercise of stock options	5,175	-62.5%	13,811	20.3%

Net cash used in financing activities	$(118,846)	16.1%	$(102,330)	31.2%

Cash dividends per common share	$.33	6.5%	$.31	29.2%

Dividends paid: During the quarter ended February 28, 2003, the Company’s Board of Directors declared a dividend in the amount of $.11 per share, which was paid February 17, 2003 to shareholders of record as of February 3, 2003. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is primarily due to a decrease in the number of shares exercised from 1,455,000 in the nine months of fiscal 2002 to 568,000 in the nine months of fiscal 2003. The Company has recognized a tax benefit from the exercise of stock options of $3.6 million and $15.5 million for the nine months ended February 28, 2003 and 2002, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2003	May 31,	May 31,
	year-to-date	2002	2001

Federal Funds rate – beginning of period	1.75%	4.00%	6.50%
Rate increase/(decrease):
First quarter	—	(.50)	—
Second quarter	(.50)	(1.50)	—
Third quarter	—	(.25)	(1.00)
Fourth quarter	N/A	—	(1.50)

Federal Funds rate – end of period	1.25%	1.75%	4.00%

Three-year “AAA” municipal securities yield – end of period	1.60%	2.75%	3.44%

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

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $46.1 million at February 28, 2003 compared with unrealized gains of $26.7 million and $32.1 million at May 31, 2002 and February 28, 2002, respectively. During the first nine months of fiscal 2003, the unrealized gain position ranged from approximately $22.3 million to $46.3 million. The unrealized gain position of the Company’s investment portfolios was approximately $39.7 million at March 19, 2003.

As of February 28, 2003 and May 31, 2002, the Company had approximately $1.4 billion and $1.5 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.4% and 3.6%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at February 28, 2003 would be approximately $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA and AA rated securities and A-1 rated short-term securities, and by limiting amounts that can be invested in any single instrument. At February 28, 2003, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with approximately 99% of the available-for-sale securities held an AA rating or better.

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

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to the following or those which are described in the Company’s SEC filings: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, effective execution of expansion plans and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business and operations, the Company is subject to various claims and litigation including various employee and licensing matters. Management believes the resolution of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(1)	Exhibit 10.1: Form of Indemnification Agreement for Directors and Officers

(2)	Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(3)	Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on December 19, 2002 that included the Company’s press release dated December 19, 2002 reporting the Company’s results of operations for the second quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: March 20, 2003	/s/ B. Thomas Golisano B. Thomas Golisano Chairman, President and Chief Executive Officer

Date: March 20, 2003	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer and Secretary

CERTIFICATIONS

I, B. THOMAS GOLISANO, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ B. Thomas Golisano

Chairman, President, and Chief Executive Officer

I, JOHN M. MORPHY, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Paychex, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: March 20, 2003	/s/ John M. Morphy

Senior Vice President, Chief Financial Officer, and Secretary