Form 10-K
period 2003-05-31
PAYCHEX INC
filed 2003-08-01
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

Commission file number 0-11330

Paychex, Inc.

(Exact name of registrant as specified in its charter)

Delaware	16-1124166
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

911 Panorama Trail South Rochester, New York (Address of principal executive offices)	14625-2396 (Zip Code)

(585) 385-6666

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the act: None

Securities registered pursuant to section 12(g) of the act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑          No ☐.

      As of November 30, 2002, shares held by non-affiliates of the registrant had an aggregate market value of $9,623,243,000.

      As of June 30, 2003, 376,751,198 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated By Reference

      Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting to be held on October 2, 2003, are incorporated herein by reference thereto in response to Part III, Items 10 through 13, inclusive.

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those which are described in the “Risk Factors Section” of Item 1 of this Form 10-K: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, executing expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

Item 1.	Business

      Paychex, Inc. (the “Company” or “Paychex”), is a leading, national provider of comprehensive payroll and integrated human resource and employee benefit outsourcing solutions for small- to medium-sized businesses. Paychex, a Delaware corporation, was formed in 1979 through the consolidation of 17 corporations engaged in providing computerized payroll accounting services. As of the end of fiscal 2003, the Company serviced approximately 490,000 clients and had approximately 8,850 employees. The Company has its corporate headquarters in Rochester, New York, and more than 100 offices nationwide. The Company’s fiscal year ends May 31st.

      Information about the Company’s products and services, shareholder information, press releases, and filings with the Securities and Exchange Commission (SEC) can be found on the Company’s Web site at www.paychex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports, are made available as soon as reasonably practical after such material is filed with or furnished to the SEC, free of charge, on the investor relations section of this Web site.

Company Strategy

      As part of its continuing growth strategy, Paychex is focused on the following:

•	Achieving strong financial performance while providing high-quality, timely, accurate, and affordable payroll processing services and value-added, comprehensive ancillary services to meet the human resource and employee benefit needs of the Company’s client base.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local offices servicing over 100 of the largest markets in the United States.

•	Growing the client base primarily through the Company’s direct sales force while minimizing client losses.

•	Capitalizing on the growth opportunities from within the current client base as well as from new clients by increasing utilization of the Company’s payroll-related and human resource ancillary products.

•	Capitalizing on and leveraging the Company’s highly developed technological and operating infrastructure.

      During fiscal 2003, Paychex supplemented its growth strategy by acquiring two comprehensive payroll service providers servicing small- to medium-sized businesses. Advantage Payroll Services, Inc. (“Advantage”) was acquired September 20, 2002 for $314 million in cash including the redemption of preferred stock and repayment of outstanding debt of Advantage. InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), was acquired April 1, 2003 for $182 million in cash. These acquisitions provided Paychex with over 82,000 new clients. In addition, these acquisitions allow Paychex to expand into geographic areas not previously served by the Company, and the opportunity to achieve economies of scale in providing services to its clients.

      The integration of Advantage and InterPay is in process. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. In addition, certain branch operations were combined into existing Paychex locations, with more consolidation expected to occur in fiscal year 2004. The Company’s focus has been on client service and retention. Approximately 2,000 Advantage clients have been converted to Paychex software platforms since the acquisition. The majority of these clients were not using Advantage’s core payroll system. The Advantage core payroll system will be retained to service clients affiliated with the independently owned associate offices and Advantage co-branded products. For InterPay, it is anticipated that clients will be converted to the Paychex software platforms by the end of November 2004.

Market Opportunities

      The outsourcing of business processes is a growing trend within the United States. Outsourcing of the payroll and human resource functions allows small- to medium-sized businesses to minimize the compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while, at the same time, adding competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that Paychex has built, along with the broad portfolio of ancillary services it offers its clients, have enabled the Company to capitalize on this outsourcing trend.

      There are approximately 7.2 million employers in the markets that Paychex currently serves within the United States. Of those employers, 99% have fewer than 100 employees and are the Company’s primary customers and target market. Based on industry data, the Company estimates that all payroll processors combined serve somewhere between 15% to 20% of the potential businesses, with much of the unpenetrated market in businesses with 10 or fewer employees. Paychex remains focused on servicing small- to medium-sized businesses due to the growth potential that exists in this market segment.

Clients

      Paychex serves a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the continental United States. At May 31, 2003, the Company serviced approximately 490,000 clients. The Company utilizes service agreements and arrangements with clients that are terminable by the client at any time. No single client has a material impact on total service revenue or results of operations.

      The composition of the market and the client base serviced by the Company by employee size is as follows:

Business size	Estimated market distribution
(Number of employees)	(7,200,000 businesses in areas served)	Paychex client base

1-4	74%	36%
5-19	20%	44%
20-49	4%	14%
50-99	1%	4%
100+	1%	2%

Products and Services

      Paychex offers a comprehensive portfolio of payroll, payroll-related, and human resource products to meet the diverse needs of its client base. These include payroll processing, tax filing and payment, employee payment, retirement services administration, employee benefits administration, regulatory compliance (new- hire reporting and garnishment processing), workers’ compensation insurance, and comprehensive bundled human resource administrative services. By offering ancillary services that leverage the information gathered in the base payroll processing service, Paychex is able to provide comprehensive outsourcing services that allow employers to expand their employee benefit offerings at an affordable cost.

      Payroll Processing: Payroll processing is the backbone of the Paychex product portfolio. The Paychex Payroll service includes the calculation, preparation, and delivery of employee payroll checks, production of internal accounting records and management reports, and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed.

      The Core Payroll product is generally targeted for clients with 1 to 49 employees, although many clients with 50 or more employees utilize this service. The Company’s average Core Payroll client employs approximately 14 people and processes approximately 31 payrolls each year. Core Payroll clients communicate their payroll information, including hours worked by each employee and any personnel or compensation changes, usually by telephone or fax, to their assigned payroll specialist. Upon receiving the information from the client, the Paychex payroll specialist enters it into the payroll system. Paychex trains these specialists in all facets of payroll preparation and applicable tax regulations and continually updates this training. Clients can also transfer data from their personal computer by using the Paychex Paylink® software or via the Internet. Clients receive payroll checks and reports from either a delivery service, the U.S. Postal Service, or by picking them up at the local Paychex branch.

      Paychex also offers Core Payroll services to its clients and their accountants via Paychex Online. This secure Internet site offers clients a suite of interactive, self-service products and services twenty-four hours a day, seven days a week. These include Paychex Online PayrollSM, Internet Time Sheet, Internet Report Service, and General Ledger Reporting Service. Clients can communicate payroll information via Internet Time Sheet or use the Online Payroll service, as well as access current and historical payroll information using the Paychex Internet Report Service. The General Ledger Reporting Service transfers payroll information calculated by Paychex to the client’s general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Over 80,000 clients are currently enrolled in some type of online service.

      The Company’s Major Market Services (MMS) Payroll product primarily targets companies that have outgrown the Company’s Core Payroll service or new clients that have 50 or more employees or more complex payroll and benefits needs. Expansion efforts for MMS continue and, as of May 31, 2003, this product was offered in all significant markets serviced by the Company. Approximately one-third of new MMS clients are conversions from the Company’s Core Payroll product.

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

      Ancillary Products and Services: Paychex provides its clients with a portfolio of ancillary products and services that have been developed and refined over many years. Ancillary products provide the Company with additional recurring revenue streams and increased service efficiencies as these products are integrated with payroll processing services. Paychex offers the following ancillary products and services:

      Tax Filing and Payment Services: As of May 31, 2003, 87% of the Company’s clients utilized its tax filing and payment services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the appropriate agencies (federal, state, and local). More than 90% of new clients purchase the Company’s tax filing and payment services. The Company believes that the client utilization percentage of these services is near maturity. In connection with these services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the respective due dates. These taxes are typically paid between 1 and 30 days after receipt of collections from clients, with some items extending to 90 days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late or underpayments of taxes. Clients utilizing the tax filing and payment services are charged a base fee each period that payroll is processed. In addition to fees paid by clients, the Company earns interest on client funds that are collected before due dates and invested until remittance to the appropriate taxing authority.

      Employee Payment Services: As of May 31, 2003, 60% of the Company’s clients utilized its employee payment services, which provide the employer the option of paying their employees by Direct Deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account. More than 70% of new clients purchase some form of employee payment services. For the first three methods, Paychex electronically collects net payroll from the client’s bank account typically one day before payroll and provides payment to the employee on payday. The Company offers a Flexible Pay Package, which provides a cost-effective bundle of payment options that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by the client, the Company earns interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.

      The tax filing and payment services and employee payment services are integrated with the Company’s Payroll processing service. Interest earned on funds held for clients is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.

      Regulatory Compliance Services: Paychex offers New-Hire Reporting services, which enable clients to comply with federal and state requirements to report information on newly hired employees, to aid the government in enforcing child support orders, and to minimize fraudulent unemployment and workers’ compensation insurance claims. The Company’s Garnishment Processing service provides deductions from employees’ pay, forwards payments to the third-party agency, including those that require electronic payments, and tracks the obligation to fulfillment. These services enable employers to comply with legal requirements and reduce the risk of penalties.

      Comprehensive Administrative Services: The Paychex Administrative Services (PAS) product provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. PAS offers businesses a package of services that includes payroll, employer compliance, human resource and employee benefits administration, and employee risk management. This comprehensive bundle of services is designed to make it easier for small businesses to manage their payroll and benefits costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (PEO), which provides businesses with the same combined package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The Company’s PEO is operated primarily in Florida and Georgia, where PEOs are more prevalent. Paychex offers its PEO product through its subsidiary, Paychex Business Solutions. As of May 31, 2003, the PAS and PEO products combined serviced over 103,000 client employees.

      Retirement Services: The Company’s Retirement Services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with Safe Harbor provision, profit sharing, and money purchase plans. This service provides plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant access online, electronic funds transfer, and other administrative services. Selling efforts for these products are focused primarily on the Company’s existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. Retirement Services products were utilized by over 26,000 clients at May 31, 2003. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. Paychex is now one of the largest 401(k) recordkeepers for small businesses in the United States. Clients utilizing this service are charged a monthly fee and a fee per employee. Client employee 401(k) funds externally managed totaled approximately $2.7 billion at May 31, 2003. The Company earns a fee approximating 30 basis points from the external managers based on the total of client employee 401(k) funds.

      Workers’ Compensation Services: Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. Paychex provides Workers’ Compensation Insurance Administration services by serving, via its licensed insurance agency, as a general agent providing qualified workers’ compensation insurance through a variety of insurance carriers who are underwriters. The Pay-As-You-GoSM program uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. As of May 31, 2003, approximately 32,000 clients utilized the Workers’ Compensation product.

      Section 125 Plans: The Company offers the outsourcing of plan administration under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pre-tax dollars, which can result in a reduction in payroll taxes for employers and employees. The Flexible Spending Account Plan allows a client’s employees to pay, with pre-tax dollars, health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services.

      Other Human Resource Products: Group health benefits are offered in selected geographic areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource and Benefits products include employee handbooks, management manuals, and personnel forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Sales and Marketing

      The Company markets its services primarily through its direct sales force based in major metropolitan markets serviced by the Company. The Company’s sales representatives specialize in Core Payroll, Major Market Services Payroll, or Human Resource and Benefits product lines. For fiscal 2004, the Company’s sales force is expected to total approximately 1,480, with 985 focused on Core Payroll, 150 focused on Major Market Services Payroll, 305 focused on various Human Resource and Benefits products, and 40 licensed agents selling Workers’ Compensation Insurance services. In addition to its direct selling and marketing efforts, the Company utilizes relationships with existing clients, certified public accountants, and banks for new client referrals. Approximately two-thirds of the Company’s new clients (excluding acquisitions) come from these referral sources. The sales force for Human Resource and Benefits products is primarily focused on selling products and services to existing payroll clients since their processed payroll information provides the data integration necessary to provide these services.

      The acquisitions of Advantage and InterPay provided Paychex with additional sales channels. Advantage has license agreements with 15 independently owned associate offices, which are responsible for selling and marketing Advantage’s services and performing certain operational functions, while Advantage provides all centralized back-office payroll processing and tax filing services. In addition, Advantage has a relationship with NEBS® (“New England Business Service, Inc.”) whereby Advantage performs all client functions other than sales and marketing. As part of the InterPay acquisition, Fleet entered into a referral relationship with Paychex.

      The Company’s Web site at www.paychex.com, which includes online payroll sales presentations and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of the field sales force. This online tool allows Paychex to market to clients in more geographically remote areas. The Company’s sales representatives are also supported by marketing, advertising, public relations, and telemarketing programs. The Company has grown and expects to continue to grow its direct sales force. In recent years, the Company has increased its emphasis on the selling of ancillary services to both new clients and its existing client base.

Competition

      The market for payroll processing services is highly fragmented. The Company believes its primary national competitor, ADP® (“Automatic Data Processing”), is the largest U.S. third-party provider of payroll processing in terms of revenue. Paychex competes with other national, regional, local, and online service providers, all of which have significantly smaller client bases.

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

      Competition in the payroll processing industry is primarily based on service responsiveness, product quality and reputation, breadth of product offering, and price. Paychex believes it is competitive in each of these areas.

Software Maintenance and Product Development

      The ever-changing mandates of federal, state, and local taxing authorities require Paychex to update the proprietary software utilized by the Company to provide Payroll and Human Resource and Benefits services to its clients. The Company is continually engaged in developing enhancements and maintenance to its various software platforms to meet the changing requirements of its clients and the marketplace. Research and development expenses are not significant to the Company’s overall results of operations.

Employees

      As of May 31, 2003, the Company employed approximately 8,850 people. None of the employees are covered by collective bargaining agreements.

Trademarks

      As of May 31, 2003, the Company and its subsidiaries had a number of trademarks and service marks filed for registration or registered with the U.S. Patent and Trademark Office, including the names Paychex, Taxpay, Paylink, Preview, Readychex, Pay-As-You-Go, Paychex Online Payroll, Rapid Payroll, Advantage, Advantage Payroll Services, Advantage Payroll, Instant Payroll, HR Counselor, Advantage Check, InterPay, and ExactPay. The Company believes these trademarks and service marks are important to its business.

Seasonality

      There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year primarily because a majority of new clients start using services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters with greater sales commission expenses reported in the third quarter, which ends in February.

Risk Factors

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

      The Company may make errors and omissions in providing services: Processing, tracking, collecting, and remitting client funds to the various taxing authorities and client employees is complex. Errors have occurred in the past and are likely to occur in the future. These errors could include late filing with tax agencies and underpayment of taxes, which could result in significant penalties that would adversely affect the Company’s results of operations. The Company could also transfer funds in error to an incorrect party or for the wrong amount, and may be unable to correct the error or recover the funds, resulting in a loss to the Company.

      Changes in government policies could adversely impact the business: Many of the Company’s services, particularly tax filing and payment services and benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required to or may choose to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of the Company’s services and substantially decrease its revenue. Added requirements could also increase the cost of doing business. Failure by the Company to modify its services in response to regulatory changes in a timely fashion could have adverse effects on the Company’s results of operations.

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

      Integration of acquisitions: The effective integration of acquired companies may be difficult to achieve. It is also possible that the Company may not realize any or all expected benefits from recent acquisitions or achieve benefits from acquisitions in a timely manner. In addition, the Company may incur significant costs and impact existing internal resources in connection with the integration of acquisitions. Failure to effectively integrate recent and future acquisitions could affect the Company’s results of operations.

      Any of the above risk factors could cause damage to the Company’s business reputation, which is important to the Company’s ability to attract new clients and retain existing clients.

      Paychex clients could have insufficient funds to cover payments the Company has made on their behalf to taxing authorities and employees: As part of the payroll processing service, Paychex is authorized by its clients to transfer money from their bank accounts to fund amounts owed to their employees and various taxing authorities. It is possible that the Company would be held liable for such amounts in the event the client has insufficient funds to cover them. The Company has in the past, and may in the future, make payments on its clients’ behalf for which it is not reimbursed, resulting in a loss to the Company.

      Interest earned on funds held for clients could be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance: The Company receives interest income from investing client funds collected but not yet remitted to taxing authorities or to client employees. Interest on these funds is a substantial part of total revenue. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to government authorities would adversely impact this interest income.

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

      The Company’s headquarters are located at 911 Panorama Trail South, Rochester, New York 14625 in a 140,000-square-foot building complex owned by the Company. In addition, within the Rochester area, the Company owns four facilities, which account for a combined total of 435,000 square feet, and leases approximately 87,000 square feet, in several office complexes. These facilities house various administrative and technology functions, certain ancillary service functions, and a telemarketing unit. The Company receives incentives for certain of its owned facilities under arrangements with government agencies.

      The Company leases approximately 1,809,000 square feet of space for its regional, branch, and sales offices, and data processing centers at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York; Philadelphia, Pennsylvania; Auburn, Maine; and Rock Hill, South Carolina, which together account for approximately 105,000 square feet. The Company believes that adequate, suitable lease space will continue to be available for its needs.

Item 3.	Legal Proceedings

      The Company is subject to various claims and legal matters that arise in the normal course of business.

      The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in 27 pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc. under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims seeking unspecified money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the early stages.

      The range of financial risk to the Company associated with the resolution of the above legal matters cannot be reasonably determined at this time. The Company’s management believes resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      There are inherent uncertainties related to legal matters. The assessment of the potential impact on the Company’s financial position or results of operations for the above legal matters could change in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock trades on The NASDAQ Stock Market® under the symbol “PAYX.” Dividends have historically been paid in August, November, February, and May. The level and continuation of future dividends are dependent on the Company’s future earnings and cash flows, and are subject to the discretion of the Board of Directors.

      On June 30, 2003, there were 18,355 holders of record of the Company’s common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,685 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,760 participants in the Paychex, Inc. Employee Stock Ownership Plan.

      The high and low sale prices for the Company’s common stock for the two fiscal years ended May 31, 2003 and 2002 as reported on The NASDAQ Stock Market are as follows:

	Fiscal 2003 sale		Fiscal 2002 sale
	prices		prices

	High	Low	High	Low

First quarter	$34.68	$20.15	$43.49	$35.90
Second quarter	$29.93	$21.56	$37.45	$28.27
Third quarter	$29.85	$23.74	$39.47	$31.85
Fourth quarter	$32.19	$23.68	$42.15	$33.67

      The Company maintains equity compensation plans in the form of stock option incentive plans, all of which have been approved by the shareholders of the corporation. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options (broad-based grants only) from the Paychex, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan was adopted on July 11, 2002 by the Board of Directors of the Company and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 17, 2002. There are previously granted options to purchase shares under the 1998, 1995, and 1992 Stock Incentive Plans that remain outstanding at May 31, 2003. There will not be any new grants under these expired plans. Refer to Note G — Stock Option Plans in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on the Company’s stock option plans.

      The following table details information on securities authorized for issuance under the Company’s Stock Incentive Plans:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
Plan category	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	8,871,000	$23.77	8,749,000
Equity compensation plans not approved by security holders	—	—	—

Total	8,871,000	$23.77	8,749,000

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2003	2002	2001	2000	1999

Service revenues	$1,046,029	$892,189	$786,521	$669,319	$544,961
Interest on funds held for clients	53,050	62,721	83,336	58,800	52,335

Total revenues	$1,099,079	$954,910	$869,857	$728,119	$597,296

Operating income	$401,041	$363,694	$336,702	$258,893	$187,562
Net income	$293,452	$274,531	$254,869	$190,007	$139,099
Diluted earnings per share	$.78	$.73	$.68	$.51	$.37
Cash dividends per share	$.44	$.42	$.33	$.22	$.15
Total assets	$3,690,783	$2,953,075	$2,907,196	$2,455,577	$1,873,101
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,077,371	$923,981	$757,842	$563,432	$435,800

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the Company’s operating results for each of the three fiscal years in the period ended May 31, 2003 (fiscal 2003, 2002, and 2001), and its financial condition at May 31, 2003. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained at the beginning of this Form 10-K.

Critical Accounting Policies

      Note A to the Consolidated Financial Statements included in Item 8 of this Form 10-K discusses the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, investments, fixed assets, goodwill and intangible assets, potential losses resulting from its clients’ inability to meet their payroll obligations, allowance for doubtful accounts, income taxes, and contingencies. The Company bases its estimates and assumptions on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

      Revenue Recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $1,460.7 million, $1,056.9 million, and $865.7 million for fiscal 2003, 2002, and 2001, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

      Interest on funds held for clients is earned primarily on funds that are collected before due dates from clients for payroll tax filing and payment services and employee payment services and invested (funds held for clients) until remittance to the applicable tax agencies or client employees. These collections from clients are typically remitted between 1 and 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

      Valuation of Investments: The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income as reported on the Company’s Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold or permanent impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. Realized gains and losses from funds held for clients are included in interest on funds held for clients whereas realized gains and losses from corporate investments are included in investment income, net. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company periodically reviews its investment portfolio for potential write-down due to changes in credit risk or other potential valuation concerns.

      Goodwill: During fiscal 2003, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) and InterPay, Inc. (“InterPay”). As a result of these purchases, the Company has recorded $393.7 million of goodwill on its Consolidated Balance Sheet at May 31, 2003. The value of this goodwill is based on an allocation of the purchase prices to assets acquired and liabilities assumed according to estimated fair values. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Since the Company’s business is largely homogeneous, the Company has determined it will be evaluated as a single reporting unit for goodwill impairment testing.

      Intangible Assets: The Company’s intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices. Intangible assets are amortized over periods ranging from 7 to 12 years using accelerated or straight-line methods. The Company periodically reviews its intangible assets for potential impairment.

      Fixed Assets: The carrying value of fixed assets, including costs for software developed for internal use, reflects estimates, assumptions, and judgments relative to capitalized costs, useful lives, utilization, and salvage value. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe costs are capitalized in accordance with Statement of Position (SOP) 98-1,

“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company reviews the carrying value of fixed assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      Accrual for Client Fund Losses: The Company maintains an accrual for estimated losses associated with its clients’ inability to meet their payroll obligations. As part of providing payroll, tax filing and payment services, and employee payment services, Paychex is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money funds transfers from client bank accounts are subject to potential risk of losses resulting from clients’ insufficient funds to cover such transfers. The Company evaluates uncollected amounts on a specific basis and analyzes historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.

Results of Operations

      For fiscal 2003, the Company completed its thirteenth consecutive year of record total revenues and net income and now services approximately 490,000 clients. The Company’s financial growth continues to be adversely impacted by the effect of lower interest rates on its funds held for clients and corporate investment portfolios and difficult economic conditions.

      In response to economic conditions, the Federal Reserve lowered the Federal Funds rate twelve times from January 2001 through May 2003 to 1.25%, for a cumulative 525-basis-point reduction. In addition to the effects of interest rates, the difficult economic conditions have resulted in a lower number of checks per client as existing clients reduce their work forces. The Company experienced a .5% year-over-year decline in checks per client (excluding Advantage and InterPay) in fiscal 2003 compared with a year-over-year decline of 3.0% in fiscal 2002.

      The Company’s results of operations for fiscal 2003 were impacted by the acquisitions of two comprehensive payroll service providers servicing small- to medium-sized businesses in the United States. On September 20, 2002, Paychex acquired Advantage for $314 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay for $182 million in cash. These two acquisitions provided Paychex with over 82,000 new clients.

      The integration of Advantage and InterPay is in process. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. In addition, certain branch operations were combined into existing Paychex locations, with more consolidation expected to occur in fiscal year 2004. The Company’s focus has been on client service and retention. Approximately 2,000 Advantage clients have been converted to Paychex software platforms since the acquisition. The majority of these clients were not using Advantage’s core payroll system. The Advantage core system will be retained to service clients affiliated with independently owned associate offices and Advantage co-branded products. For InterPay, it is anticipated that clients will be converted to the Paychex software platforms by the end of November 2004.

      The results of operations for fiscal 2003, which are summarized in the following table, include the results of Advantage and InterPay since their respective dates of acquisition. The two acquisitions contributed $61.9 million in revenues in fiscal 2003, including $58.0 million of service revenues and $3.9 million of interest on funds held for clients. Operating, selling, general, and administrative expenses for Advantage and InterPay totaled $55.2 million, including $6.7 million for amortization of intangible assets. In the second quarter of fiscal 2003, the Company realized approximately $7.0 million of gains from the sale of corporate investments to fund the acquisition of Advantage. In the fourth quarter of fiscal 2003, approximately $3.5 million of gains were realized from the sale of corporate investments to fund the acquisition of InterPay.

Summary of Results of Operations for the Fiscal Years Ended May 31:

In thousands, except per share amounts	2003	Change	2002	Change	2001	Change

Revenues:
Payroll	$897,515	16.5%	$770,243	11.8%	$688,650	15.8%
Human Resource and Benefits	148,514	21.8%	121,946	24.6%	97,871	30.7%

Total service revenues	1,046,029	17.2%	892,189	13.4%	786,521	17.5%
Interest on funds held for clients	53,050	-15.4%	62,721	-24.7%	83,336	41.7%

Total revenues	1,099,079	15.1%	954,910	9.8%	869,857	19.5%
Combined operating & SG&A expenses	698,038	18.1%	591,216	10.9%	533,155	13.6%

Operating income	401,041	10.3%	363,694	8.0%	336,702	30.1%
as a % of total revenues	36.5%		38.1%		38.7%
Investment income, net	30,503	-2.6%	31,315	14.8%	27,279	65.5%

Income before income taxes	431,544	9.2%	395,009	8.5%	363,981	32.2%
as a % of total revenues	39.3%		41.4%		41.8%
Income taxes	138,092	14.6%	120,478	10.4%	109,112	27.8%

Net income	$293,452	6.9%	$274,531	7.7%	$254,869	34.1%

as a % of total revenues	26.7%		28.7%		29.3%
Diluted earnings per share	$.78	6.8%	$.73	7.4%	$.68	33.3%

Analysis of Operating Income:
Operating income	$401,041	10.3%	$363,694	8.0%	$336,702	30.1%
Less: Interest on funds held for clients	53,050	-15.4%	62,721	-24.7%	83,336	41.7%

Operating income excluding interest on funds held for clients	347,991	15.6%	300,973	18.8%	253,366	26.6%
as a % of total service revenues	33.3%		33.7%		32.2%
Less: Advantage and InterPay operating income excluding interest on funds held for clients	2,842		—		—

Operating income excluding interest on funds held for clients (excluding Advantage and InterPay)	$345,149	14.7%	$300,973	18.8%	$253,366	26.6%

Service revenues	$1,046,029	17.2%	$892,189	13.4%	$786,521	17.5%
Less: Service revenues for Advantage and InterPay	58,033		—		—

Service revenues excluding Advantage and InterPay	$987,996	10.7%	$892,189	13.4%	$786,521	17.5%

Operating income excluding interest on funds held for clients as a percentage of service revenues (excluding Advantage and InterPay)	34.9%		33.7%		32.2%

      Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

($ in millions)
For the fiscal year ended May 31,	2003	2002	2001

Average investment balances:
Funds held for clients	$2,176.4	$1,852.4	$1,683.5
Corporate investments	547.6	686.5	575.7

Total	$2,724.0	$2,538.9	$2,259.2

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	2.3%	2.9%	4.6%
Corporate investments	3.3%	3.7%	4.5%
Combined funds held for clients and corporate investment portfolios	2.5%	3.1%	4.6%

Net realized gains:
Funds held for clients	$4.0	$9.2	$5.7
Corporate investments	13.7	6.7	1.7

Total	$17.7	$15.9	$7.4

As of May 31,	2003	2002	2001

Unrealized gains on available-for-sale portfolio (in millions)	$45.0	$26.7	$20.5
Federal Funds rate	1.25%	1.75%	4.00%
Three-year “AAA” municipal securities yield	1.40%	2.75%	3.44%
Total available-for-sale securities (in millions)	$1,388.7	$1,502.7	$1,339.6
Average duration of available-for-sale securities portfolio in years	2.3	2.3	2.5
Weighted average yield-to-maturity of available-for-sale securities portfolio	3.1%	3.6%	4.3%

      Total service revenues are comprised of revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services.

      The increase in Payroll service revenues in fiscal 2003 compared with fiscal 2002 is due to the acquisitions of Advantage and InterPay, organic client base growth, increased utilization of ancillary services by both new and existing clients, and price increases. The increase in Payroll service revenues in fiscal 2002 compared with fiscal 2001 is attributable to organic client base growth, increased utilization of ancillary services by both new and existing clients, and price increases. Organic client growth was slightly less than 5% in fiscal 2003 and slightly less than 4% in fiscal 2002. Payroll service revenues continue to be impacted by year-over-year changes in checks per client. The year-over-year changes in checks per client (excluding Advantage and InterPay) are as follows:

	Fiscal 2003	Fiscal 2002

First quarter	(1.7)%	(1.9)%
Second quarter	(.3)%	(3.8)%
Third quarter	(.1)%	(4.1)%
Fourth quarter	.3%	(2.6)%
Full fiscal year	(.5)%	(3.0)%

      As of May 31, 2003, 87% of all clients utilized the Company’s tax filing and payment services, compared with 85% at the end of 2002 and 83% at the end of 2001. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 60% of its clients at May 31, 2003 compared with 57% at the end of 2002 and 53% at the end of 2001. More than 90% of new clients purchase the Company’s tax filing and payment services and more than 70% of new clients purchase employee payment services. Major Market Services revenues totaled $101.7 million, $71.7 million, and $47.4 million for fiscal years 2003, 2002, and 2001, respectively. This represents year-over-year revenue growth of 42% for fiscal 2003 and 51% for fiscal 2002. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

      The increases in Human Resource and Benefits service revenues in fiscal 2003 and fiscal 2002 are primarily related to increases in the number of clients utilizing Retirement Services products and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues totaled $66.7 million, $56.5 million, and $43.3 million in fiscal 2003, 2002, and 2001, respectively. This represents year-over-year revenue growth of 18% for fiscal 2003 and 30% for fiscal 2002. The Company serviced over 26,000 and over 23,000 Retirement Services clients at May 31, 2003 and 2002, respectively.

      The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides primarily the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenues from these products increasing 40% and 41% for fiscal 2003 and 2002, respectively. The PAS and PEO products serviced over 103,000 and over 80,000 client employees as of May 31, 2003 and 2002, respectively.

      The decline in interest on funds held for clients in fiscal 2003 compared with fiscal 2002 is the result of lower average interest rates earned and a decrease in net realized gains on the sale of available-for-sale securities, offset somewhat by higher average portfolio balances. In fiscal 2002, interest on funds held for clients declined when compared to fiscal 2001 due to lower average interest rates earned offset by higher net realized gains and higher average portfolio balances. The higher average portfolio balances were driven by the acquisitions of Advantage and InterPay in fiscal 2003 and from the growth in the utilization of the Company’s tax filing and payment services and employee payment services in both fiscal 2003 and 2002.

      The increase in consolidated operating, selling, general, and administrative expenses in fiscal 2003 is due in part to the acquisitions of Advantage and InterPay. The remaining increase in fiscal 2003 and the increase in fiscal 2002 are due to investments in personnel, information technology, and facility costs to support the organic growth of the Company. At May 31, 2003, the Company had approximately 8,850 employees compared with approximately 7,400 at the end of fiscal 2002.

      Investment income, net primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decrease in investment income in fiscal 2003 compared with fiscal 2002 is primarily due to a decrease in average daily invested balances and lower average interest rates earned, offset by higher net realized gains on sales of available-for-sale securities. The increase in investment income in fiscal 2002 compared with fiscal 2001 is primarily due to net realized gains on the sale of available-for-sale securities and the increase in average daily invested balances, offset by lower average interest rates earned. The decrease in average daily invested balances and higher realized gains in fiscal 2003 are primarily the result of the sale of corporate investments to fund the Advantage and InterPay acquisitions. The Company estimates the use of corporate investments to fund the two acquisitions reduced investment income by approximately $7.6 million in fiscal 2003.

      The effective income tax rate was 32.0% in fiscal 2003 compared with 30.5% in fiscal 2002 and 30.0% in fiscal 2001. The increases in the effective income tax rate are primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. Fiscal 2004’s effective income tax rate is expected to approximate 32.5%.

      Despite the impact of lower interest rates and difficult economic conditions, income before taxes was 39% of total revenues during fiscal 2003, compared with 41% in fiscal 2002 and 42% in fiscal 2001. Operating income (excluding interest on funds held for clients) increased 16% in fiscal 2003 and 19% in fiscal 2002 to $348.0 million and $301.0 million, respectively.

Outlook

      The Company has based its fiscal 2004 expectations on current economic and interest rate conditions continuing with no significant changes. For fiscal 2004, the Company projects Payroll service revenue growth in the range of 15% to 17%, reflecting the full-year benefits of the acquisitions of Advantage and InterPay, and Human Resource and Benefits service revenue growth in the range of 21% to 23%. Total service revenue growth is anticipated to be in the range of 16% to 18%. The Company expects interest on funds held for clients (including realized gains) to be flat in fiscal 2004 and corporate investment income to be down approximately 45% primarily due to the sale of investments to fund the acquisitions in fiscal 2003.

      Taking the factors mentioned above into consideration, the Company anticipates achieving record total revenues and net income for fiscal 2004. Total revenue growth is estimated to be in the range of 15% to 17% (10% to 12% without Advantage and InterPay) accompanied by net income growth of approximately 10%. The impact of lower interest rates will continue to moderate year-over-year growth. In addition, the Company estimates that growth in operating income (excluding interest on funds held for clients) will be in the range of 15% to 20% for fiscal 2004.

Liquidity and Capital Resources

      The Company has historically funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 were funded entirely by the Company’s cash and corporate investments. At May 31, 2003, the Company had $381 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments.

      The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during fiscal 2003 or at May 31, 2003. At May 31, 2003, the Company had a letter of credit outstanding totaling $7.1 million required by certain PEO workers’ compensation insurance policies.

      As of May 31, 2003, the Company has contractual obligations under operating lease agreements. Future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2004	$34,753
2005	$30,345
2006	$24,117
2007	$18,801
2008	$15,122
Thereafter	$22,139

      At May 31, 2003, the Company had outstanding commitments to purchase $6.7 million of capital assets. The Company enters into various purchase commitments with vendors in the ordinary course of business.

Operating activities

In thousands	2003	Change	2002	Change	2001	Change

Operating cash flows	$373,708	23.0%	$303,821	—	$304,938	22.5%

      The increase in operating cash flows in fiscal 2003 reflects higher net income and cash provided by working capital. Operating cash flows in fiscal 2002 were comparable with fiscal 2001 as higher net income was offset by higher uses of working capital. The fluctuations in working capital between periods were primarily related to the timing of payments for payroll-related, income tax, and other liabilities, and the timing of payments for PEO and PAS payroll liabilities.

Investing activities

In thousands	2003	Change	2002	Change	2001	Change

Net funds held for clients and corporate investment activities	$358,207	—	$(94,728)	-34.3%	$(144,270)	—
Purchases of property and equipment	(60,212)	10.7%	(54,378)	20.2%	(45,250)	32.5%
Proceeds from the sale of property and equipment	17	—	14	—	32	—
Acquisitions of businesses, net of cash acquired	(492,594)	—	—	—	—	—
Purchases of other assets	(3,874)	78.9%	(2,166)	-73.9%	(8,290)	19.0%

Net cash used in investing activities	$(198,456)	31.2%	$(151,258)	-23.5%	$(197,778)	7.4%

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

      The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment service clients and employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. During fiscal 2003, corporate investments were sold to fund the acquisitions of Advantage and InterPay. Additional discussion of interest rates and related risks is included in Item 7A of this Form 10-K.

      Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. In fiscal 2003, the Company made purchases of property and equipment of $60.2 million, compared with $54.4 million of purchases in fiscal 2002 and $45.3 million in fiscal 2001. Purchases of property and equipment in fiscal 2004 are expected to be in the range of $50 million to $55 million. Fiscal 2004 depreciation expense is projected to be in the range of $40 million to $42 million.

      The capital expenditures in fiscal 2003 include the purchase of a 220,000-square-foot facility in Rochester, New York. In the second quarter of fiscal 2003, the Company placed into service a consolidated data center to enhance data processing and disaster recovery capabilities. Purchases of data processing equipment, software, and building improvements in fiscal 2003 and 2002 for the data center were approximately $12.2 million and $18.3 million, respectively. During fiscal 2003 and fiscal 2002, the Company purchased approximately $2.6 million and $11.2 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

Financing activities

In thousands, except per
share amounts	2003	Change	2002	Change	2001	Change

Dividends paid	$(165,448)	5.1%	$(157,481)	27.9%	$(123,112)	50.9%
Proceeds from exercise of stock options	8,170	-61.2%	21,031	44.0%	14,600	29.9%

Net cash used in financing activities	$(157,278)	15.3%	$(136,450)	25.7%	$(108,512)	54.1%

Cash dividends per common share	$.44	4.8%	$.42	27.3%	$.33	50.0%

      Dividends paid: In October 2001, the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. In October 2000, the Board of Directors approved a 50% increase in the quarterly dividend payment to $.09 per share from $.06 per share. The dividends paid as a percentage of net income totaled 56%, 57%, and 48% in fiscal 2003, fiscal 2002, and fiscal 2001, respectively. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

      Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options in fiscal 2003 is primarily due to the decrease in number of shares exercised. The increase in proceeds from the exercise of stock options in fiscal 2002 is due to an increase in the number of shares exercised and an increase in the comparable average exercise price per share. Shares exercised in fiscal 2003 were 839,000 compared with 2,212,000 shares in fiscal 2002 and 1,878,000 shares in fiscal 2001. The Company has recognized a tax benefit from the exercise of stock options of $5.5 million, $24.1 million, and $26.4 million for fiscal 2003, fiscal 2002, and fiscal 2001, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes. See Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosure on the Company’s stock option plans.

Other

      New accounting pronouncements: In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company does not believe adoption of this Statement will result in a material impact to its results of operations or financial position.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability is recognized solely based on an entity’s commitment to a plan. SFAS No. 146 requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. The Company continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS 148 beginning in the third quarter of fiscal 2003.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      The following table summarizes the changes in the Federal Funds rate over the last three fiscal years:

	2003	2002	2001

Federal Funds rate — beginning of fiscal year	1.75%	4.00%	6.50%
Rate decrease:
First quarter	—	(.50)	—
Second quarter	(.50)	(1.50)	—
Third quarter	—	(.25)	(1.00)
Fourth quarter	—	—	(1.50)

Federal Funds rate — end of fiscal year	1.25%	1.75%	4.00%

Three-year “AAA” municipal securities yields — end of fiscal year	1.40%	2.75%	3.44%

      On June 25, 2003, the Federal Funds rate was decreased by .25% to 1.00%.

      Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short-and intermediate-term investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects the Company’s tax-exempt interest rates by approximately 17 basis points.

      The total investment portfolio is expected to average approximately $2.90 billion in fiscal 2004. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than 30 days and 50% invested in intermediate-term municipal securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.0 million for fiscal 2004.

      The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $45.0 million at May 31, 2003 compared with $26.7 million at May 31, 2002 and $20.5 million at May 31, 2001. During fiscal 2003, the unrealized gain position ranged from approximately $22.3 million to $49.7 million. The range of unrealized gains in fiscal 2002 was $7.5 million to $35.9 million. The unrealized gain position of the Company’s investment portfolios was approximately $24.9 million at July 30, 2003. As of May 31, 2003 and May 31, 2002, the Company had $1.4 billion and $1.5 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 3.1% and 3.6%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at May 31, 2003 would be approximately $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

      Credit risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA- rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At May 31, 2003, available-for-sale and short-term securities held at least an A-1 or equivalent rating, with approximately 99% of available-for-sale securities holding an AA rating or better.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP Independent Auditors

Board of Directors

Paychex, Inc.

      We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Buffalo, New York

June 23, 2003

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year ended May 31,	2003	2002	2001

Revenues:
Service revenues	$1,046,029	$892,189	$786,521
Interest on funds held for clients	53,050	62,721	83,336

Total revenues	1,099,079	954,910	869,857
Operating costs	257,649	220,697	200,352
Selling, general, and administrative expenses	440,389	370,519	332,803

Operating income	401,041	363,694	336,702
Investment income, net	30,503	31,315	27,279

Income before income taxes	431,544	395,009	363,981
Income taxes	138,092	120,478	109,112

Net income	$293,452	$274,531	$254,869

Basic earnings per share	$.78	$.73	$.68

Diluted earnings per share	$.78	$.73	$.68

Weighted-average common shares outstanding	376,263	374,747	372,777

Weighted-average shares assuming dilution	378,083	378,002	377,510

Cash dividends per common share	$.44	$.42	$.33

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In thousands

May 31,	2003	2002

Assets
Cash and cash equivalents	$79,871	$61,897
Corporate investments	301,328	663,316
Interest receivable	22,787	25,310
Accounts receivable, net	118,512	109,858
Prepaid income taxes	600	—
Prepaid expenses and other current assets	11,503	10,106

Current assets before funds held for clients	534,601	870,487
Funds held for clients	2,498,041	1,944,087

Total current assets	3,032,642	2,814,574
Other assets	7,057	7,895
Property and equipment, net	159,039	121,566
Intangible assets, net	98,342	9,040
Goodwill	393,703	—

Total assets	$3,690,783	$2,953,075

Liabilities
Accounts payable	$22,213	$14,104
Accrued compensation and related items	70,388	46,819
Deferred revenue	3,645	4,137
Accrued income taxes	—	3,140
Deferred income taxes	7,488	9,503
Other current liabilities	18,169	14,810

Current liabilities before client fund deposits	121,903	92,513
Client fund deposits	2,465,622	1,930,893

Total current liabilities	2,587,525	2,023,406
Deferred income taxes	7,045	58
Other long-term liabilities	18,842	5,630

Total liabilities	2,613,412	2,029,094
Stockholders’ equity
Common stock, $.01 par value, 600,000 authorized shares Issued: 376,698 at May 31, 2003 and 375,859 at May 31, 2002	3,767	3,759
Additional paid-in capital	198,713	185,006
Retained earnings	846,196	718,192
Accumulated other comprehensive income	28,695	17,024

Total stockholders’ equity	1,077,371	923,981

Total liabilities and stockholders’ equity	$3,690,783	$2,953,075

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance at May 31, 2000	371,769	$3,718	$98,904	$469,385	$(8,575)	$563,432

Net income				254,869		254,869
Unrealized gains on securities, net of tax					21,642	21,642

Total comprehensive income						276,511
Cash dividends declared				(123,112)		(123,112)
Exercise of stock options	1,878	18	14,582			14,600
Tax benefit from exercise of stock options			26,411			26,411

Balance at May 31, 2001	373,647	3,736	139,897	601,142	13,067	757,842

Net income				274,531		274,531
Unrealized gains on securities, net of tax					3,957	3,957

Total comprehensive income						278,488
Cash dividends declared				(157,481)		(157,481)
Exercise of stock options	2,212	23	21,008			21,031
Tax benefit from exercise of stock options			24,101			24,101

Balance at May 31, 2002	375,859	3,759	185,006	718,192	17,024	923,981

Net income				293,452		293,452
Unrealized gains on securities, net of tax					11,671	11,671

Total comprehensive income						305,123
Cash dividends declared				(165,448)		(165,448)
Exercise of stock options	839	8	8,162			8,170
Tax benefit from exercise of stock options			5,545			5,545

Balance at May 31, 2003	376,698	$3,767	$198,713	$846,196	$28,695	$1,077,371

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Year ended May 31,	2003	2002	2001

Operating activities
Net income	$293,452	$274,531	$254,869
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	43,378	29,509	26,439
Amortization of premiums and discounts on available-for-sale securities	21,177	17,883	12,700
Provision for deferred income taxes	9,663	3,750	3,411
Tax benefit related to exercise of stock options	5,545	24,101	26,411
Provision for bad debts	1,699	1,378	1,413
Net realized gains on sales of available-for-sale securities	(17,685)	(15,853)	(7,423)
Changes in operating assets and liabilities:
Interest receivable	4,457	2,971	(5,845)
Accounts receivable	(3,102)	(10,596)	(14,445)
Prepaid expenses and other current assets	(151)	(2,800)	(775)
Accounts payable and other current liabilities	9,130	(22,179)	7,705
Net change in other assets and liabilities	6,145	1,126	478

Net cash provided by operating activities	373,708	303,821	304,938

Investing activities
Purchases of available-for-sale securities	(815,714)	(1,213,325)	(921,138)
Proceeds from sales of available-for-sale securities	913,557	969,177	575,247
Proceeds from maturities of available-for-sale securities	115,020	85,115	19,230
Net change in funds held for clients’ money market securities and other cash equivalents	(53,931)	164,977	(64,034)
Net change in client fund deposits	199,275	(100,672)	246,425
Purchases of property and equipment	(60,212)	(54,378)	(45,250)
Proceeds from sale of property and equipment	17	14	32
Acquisition of businesses, net of cash acquired	(492,594)	—	—
Purchases of other assets	(3,874)	(2,166)	(8,290)

Net cash used in investing activities	(198,456)	(151,258)	(197,778)

Financing activities
Dividends paid	(165,448)	(157,481)	(123,112)
Proceeds from exercise of stock options	8,170	21,031	14,600

Net cash used in financing activities	(157,278)	(136,450)	(108,512)

Increase/(decrease) in cash and cash equivalents	17,974	16,113	(1,352)
Cash and cash equivalents, beginning of fiscal year	61,897	45,784	47,136

Cash and cash equivalents, end of fiscal year	$79,871	$61,897	$45,784

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Significant Accounting Policies

      Business activities: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States. The Company reports one segment based upon the provision of Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

      Total revenues are comprised of service revenues and interest on funds held for clients. Service revenues are comprised of the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Employee payment services include the Direct Deposit, Readychex®, and Access Card product lines.

      Payroll processing services include the preparation of payroll checks, internal accounting records, federal, state, and local payroll tax returns, and collection and remittance of payroll obligations for small- to medium-sized businesses.

      In connection with the automated tax filing and payment services, the Company collects payroll taxes electronically from clients’ bank accounts typically on payday, prepares and files the applicable tax returns, and remits taxes to the appropriate taxing authorities on the due date. These collections from clients are typically paid between 1 and 30 days after receipt, with some items extending to 90 days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late or underpayment of taxes. With employee payment services, employers are offered the option of paying their employees by Direct Deposit, Access Card, a check drawn on a Paychex account, or a check drawn on the employer’s account. For the first three methods, net payroll is collected electronically from the client’s bank account typically 1 day before payroll and provides payment to the employee on payday. In connection with both the tax filing and payment and employee payment services, authorized electronic money transfers from client bank accounts are subject to potential risk of losses resulting from insufficient funds to cover such transfers.

      In addition to service fees paid by clients, the Company earns interest on funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities or client employees. The funds held for clients and related client deposit liability are included in the Consolidated Balance Sheets as current assets and current liabilities. The amount of funds held for clients and related client deposit liability varies significantly during the year.

      The Human Resource and Benefits product line provides small- to medium-sized businesses with 401(k) Plan Recordkeeping, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, Group Benefits, State Unemployment Insurance and Employee Management Services. The Company’s Paychex Administrative Services (PAS) product provides a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and related benefits costs. The Company also operates a Professional Employer Organization (PEO), which provides primarily the same combined package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees.

      Principles of consolidation: The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 3 months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair values.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounts receivable, net: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $2,208,000 and $2,600,000 at May 31, 2003 and 2002, respectively. Amounts reported in the Consolidated Balance Sheets approximate fair values.

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

      Property and equipment, net: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally 10 to 35 years for buildings and improvements, 2 to 15 years for data processing equipment, 3 to 5 years for software, 7 years for furniture and fixtures, and 2 to 10 years for leasehold improvements. The Company reviews the carrying value of property and equipment, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      Software development and enhancements: Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally 3 to 5 years. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

      Goodwill and other intangible assets, net: In the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” The statement requires that goodwill not be amortized, but instead periodically evaluated for impairment. Intangible assets with finite lives are required to be amortized over their estimated useful lives. The statement also required an evaluation of existing and acquired goodwill and other intangible assets for proper classification under the new requirements. Based on the provisions of SFAS No. 142, amounts previously recorded as goodwill were reclassified to intangible assets. Adoption of this standard did not impact the results of operations or financial position of the Company.

      The Company has recorded goodwill in connection with acquisitions of businesses during fiscal 2003, which are discussed in Note B of the Notes to Consolidated Financial Statements. Under the provisions of SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate the potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. Since the Company’s business is largely homogeneous, the Company has determined it will be evaluated as a single reporting unit for goodwill impairment testing. The Company has selected the fourth quarter to perform annual impairment testing. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2003.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods ranging from 7 to 12 years using either straight-line or accelerated methods. The Company periodically reviews and assesses the recoverability of such assets.

      Other long-term assets: Other long-term assets are primarily related to the Company’s investment as a limited partner in various low income housing partnerships. The investments in these partnerships are accounted for under the equity method with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income.

      Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $1,460,745,000, $1,056,852,000, and $865,716,000 for fiscal 2003, 2002, and 2001, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

      Interest on funds held for clients is earned primarily on tax filing and payment and employee payment services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities or client employees. These collections from clients are typically remitted between 1 and 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

      PEO workers’ compensation insurance: For fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a prefunded deductible workers’ compensation policy with a national insurance company. The Company’s maximum individual claims expense was $250,000 under this policy and the aggregate claims exposure is based on a percentage of premium rates as applied to workers’ compensation payroll. At May 31, 2003, the Company has recorded $4,400,000 in other long-term liabilities for workers’ compensation claims cost based on the estimated maximum loss exposure under the insurance policy. Prior to fiscal 2003, workers’ compensation insurance was provided under a prefunded deductible policy with the premium based on fixed rates and with no future liability under the policy.

      Income taxes: The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company accounts for the tax benefit from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital.

      Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of grant.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. The Company continues to account for stock-based employee compensation under APB Opinion 25, but has adopted the new disclosure requirements of SFAS No. 148 beginning in the third quarter of fiscal 2003.

      The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year ended May 31,

In thousands, except per share amounts	2003	2002	2001

Net income, as reported	$293,452	$274,531	$254,869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	9,981	12,621	10,388

Pro forma net income	$283,471	$261,910	$244,481

Earnings per share:
Basic — as reported	$.78	$.73	$.68
Basic — pro forma	$.75	$.70	$.66
Diluted — as reported	$.78	$.73	$.68
Diluted — pro forma	$.75	$.69	$.65

      For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended May 31,

	2003	2002	2001

Risk-free interest rate	3.6%	4.2%	5.7%
Dividend yield	1.6%	1.2%	.8%
Volatility factor	.35	.35	.33
Expected option term life in years	4.9	4.7	5.0

      The weighted-average fair value of stock options granted for the years ended May 31, 2003, 2002, and 2001 was $8.66, $11.78, and $15.55 per share, respectively.

      Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

      Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

      New accounting standards: In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company does not believe adoption of the Statement will result in a material impact to its results of operations or financial position.

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

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” under which a liability is recognized solely based on an entity’s commitment to a plan. SFAS No. 146 requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. This statement is effective for exit or disposal activities initiated after December 31, 2002.

      Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

Note B — Business Combinations

      In fiscal 2003, the Company acquired two comprehensive payroll processors that service small- to medium-sized businesses throughout the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314.4 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet”), for $181.7 million in cash.

      These acquisitions provided Paychex with over 82,000 new clients. In addition, the integration of these companies allows Paychex to expand geographic coverage into areas that were previously not served by the Company and the opportunity to achieve economies of scale in providing services to its clients. Results of operations for Advantage and InterPay are included in the Consolidated Statements of Income since their respective acquisition dates.

      Advantage has license agreements with 15 independently owned associate offices. The associate offices are responsible for selling and marketing Advantage services and performing certain operation functions. Advantage provides all centralized back-office payroll processing and tax filing services for the associate offices, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with associate customers. Commissions earned by the associate offices are based on the volume of payrolls processed. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the Consolidated Statements of Income as payroll service revenue and selling, general, and administrative expense, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocations

      The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Advantage and InterPay at the date of their acquisition.

In thousands	Advantage	InterPay	Total

Current assets	$7,781	$6,432	$14,213
Funds held for clients	180,905	154,785	335,690
Deferred tax asset, net	7,786	3,540	11,326
Property and equipment	8,086	3,225	11,311
Intangible assets	59,450	35,700	95,150
Goodwill	243,315	150,388	393,703
Accounts payable and accrued expenses	(12,276)	(17,566)	(29,842)
Client fund deposits	(180,669)	(154,785)	(335,454)

Total purchase price	$314,378	$181,719	$496,097

      The amounts assigned to funds held for clients represent investments in marketable securities, primarily money markets and other cash equivalents as well as mutual funds and debt securities, which are classified as available-for-sale securities. These investments were recorded at fair value obtained from an independent pricing service as of the acquisition date. The amounts assigned to client fund deposit liability represent the cash collected from clients for payroll and tax payment obligations, which had not yet been remitted to the related client employees or tax agencies.

      The amount assigned to intangible assets primarily represents client lists and license agreements with associate offices, and was based on an independent appraisal. The intangible assets will be amortized over periods ranging from 7 to 12 years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

      In connection with the acquisitions of Advantage and InterPay, the Company recorded $10.7 million of severance and $6.5 million of redundant lease liabilities in the preliminary allocation of the purchase price under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $4.7 million was paid in fiscal 2003 for severance and redundant lease costs.

      Prior to the April 1, 2003 acquisition, InterPay entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. This long-term liability of $2.1 million at May 31, 2003 represents the estimated present value of the benefits earned under these agreements. The estimated payments for these agreements are approximately $300,000 a year.

      The amount of goodwill allocated to the Advantage purchase price was $243.3 million, which is not deductible for tax purposes. The amount of goodwill allocated to the InterPay purchase price was $150.4 million, which is expected to be fully deductible for tax purposes.

Pro Forma Financial Information

      The following table sets forth the unaudited pro forma results of operations of the Company for the years ended May 31, 2003 and May 31, 2002, respectively. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Advantage and InterPay acquisitions had occurred at the beginning of each of the annual periods presented. The pro forma information contains the actual combined operating results of Paychex, Advantage, and InterPay, with the results prior to the

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition date adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and lower interest income as a result of the sale of available-for-sale securities to fund the two acquisitions. The Company realized a total of $10.5 million of gains related to the sale of corporate investments to fund the acquisitions. These gains are included in each pro forma period presented as if they occurred at the beginning of that period. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	Year ended May 31,

Pro forma, unaudited, in thousands, except per share amounts	2003	2002

Total revenues	$1,166,065	$1,073,711
Net income	$284,666	$265,062
Diluted earnings per share	$.75	$.70

Note C — Basic and Diluted Earnings Per Share

      Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,

In thousands, except per share amounts	2003	2002	2001

Basic earnings per share:
Net income	$293,452	$274,531	$254,869

Weighted-average common shares outstanding	376,263	374,747	372,777

Basic earnings per share	$.78	$.73	$.68

Diluted earnings per share:
Net income	$293,452	$274,531	$254,869

Weighted-average common shares outstanding	376,263	374,747	372,777
Effect of dilutive stock options at average market price	1,820	3,255	4,733

Weighted-average shares assuming dilution	378,083	378,002	377,510

Diluted earnings per share	$.78	$.73	$.68

Weighted-average anti-dilutive stock options	3,464	1,476	328

      Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Funds Held for Clients and Corporate Investments

      Funds held for clients and corporate investments at May 31, 2003 and 2002 are as follows:

	2003		2002

In thousands	Cost	Fair value	Cost	Fair value

Type of issue:
Money market securities and other cash equivalents	$1,407,280	$1,407,280	$1,101,721	$1,101,721
Available-for-sale securities:
General obligation municipal bonds	751,435	776,848	772,388	786,435
Pre-refunded municipal bonds	204,423	211,108	249,332	254,166
Revenue municipal bonds	387,878	400,702	446,168	453,854
Other debt securities	—	—	8,139	8,180
Other equity securities	20	55	20	64

Total available-for-sale securities	1,343,756	1,388,713	1,476,047	1,502,699
Other	3,771	3,376	3,357	2,983

Total funds held for clients and corporate investments	$2,754,807	$2,799,369	$2,581,125	$2,607,403

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,465,622	$2,498,041	$1,930,893	$1,944,087
Corporate investments	289,185	301,328	650,232	663,316

Total funds held for clients and corporate investments	$2,754,807	$2,799,369	$2,581,125	$2,607,403

      The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At May 31, 2003, all short-term securities classified as cash equivalents and all available-for-sale securities held at least an A-1 or equivalent rating, with approximately 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

      Gross unrealized gains and losses, and unrealized gains, net of the available-for-sale securities are as follows:

In thousands	Gross unrealized	Gross unrealized	Unrealized gains,
May 31,	gains	losses	net

2003	$44,985	$28	$44,957

2002	$26,818	$166	$26,652

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Realized gains and losses are as follows:

	Year ended May 31,

In thousands	2003	2002	2001

Gross realized gains	$18,165	$16,064	$8,157
Gross realized losses	480	211	734

Net realized gains	$17,685	$15,853	$7,423

      The cost and fair value of available-for-sale securities at May 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2003

In thousands	Cost	Fair value

Maturity date:
Due in one year or less	$241,967	$244,191
Due after one year through three years	577,525	596,791
Due after three years through five years	392,849	409,299
Due after five years	131,415	138,432

Total available-for-sale securities	$1,343,756	$1,388,713

Note E — Property and Equipment, Net

      The components of property and equipment, net are as follows:

	May 31,

In thousands	2003	2002

Land and improvements	$4,205	$3,155
Buildings and improvements	65,634	37,909
Data processing equipment	107,694	78,488
Software	46,901	33,204
Furniture, fixtures, and equipment	90,265	81,959
Leasehold improvements	17,425	15,995
Construction in progress	4,978	22,761

	337,102	273,471
Less: Accumulated depreciation and amortization	178,063	151,905

Property and equipment, net	$159,039	$121,566

      Construction in progress at May 31, 2002 primarily represents purchases of data processing equipment and software and related building improvements for the Company’s data center, which was placed in service during the second quarter of fiscal 2003.

      Depreciation expense was $33,918,000, $27,020,000, and $24,406,000 for fiscal years 2003, 2002, and 2001, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Intangible Assets, Net

      The components of intangible assets, net are as follows:

	May 31,

In thousands	2003	2002

Client lists	$102,093	$18,681
Associate offices license agreements	12,250	—
Other intangible assets	3,100	—

	117,443	18,681
Less: Accumulated amortization	19,101	9,641

Intangible assets, net	$98,342	$9,040

      Amortization expense on intangible assets was $9,460,000, $2,489,000, and $2,033,000 for fiscal years 2003, 2002, and 2001, respectively.

      The estimated amortization expense for the next five fiscal years relating to intangible asset balances as of May 31, 2003 is as follows:

In thousands
Fiscal year ended May 31,	Estimated amortization expense

2004	$16,363
2005	$15,372
2006	$14,102
2007	$12,910
2008	$10,280

Note G — Stock Option Plans

      On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (“2002 Plan”), which became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9,108,000 shares of the Company’s common stock, of which 1,608,000 shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (“1998 Plan”), but were not optioned under the 1998 Plan, and 7,500,000 shares were newly authorized for options. At May 31, 2003, there were 8,749,000 shares available for future grants under this Plan.

      No future grants will be made from the 1998 Plan and the 1995 and 1992 Stock Incentive Plans, which expired in August 1998 and 1995, respectively. However, options to purchase 8,510,000 shares under these three plans remain outstanding at May 31, 2003.

      The exercise price for the shares subject to options of the Company’s common stock is equal to the fair market value on the date of the grant. All stock option grants have a contractual life of ten years from the date of the grant. Non-qualified stock option grants vest at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.

      In November 1996, the Company granted options to purchase 3,157,000 shares in a broad-based incentive stock option grant, for which 50% vested on May 3, 1999, and 50% vested on May 1, 2001. At May 31, 2003, options to purchase 690,000 shares remained outstanding and exercisable at an exercise price of $11.53 per share. In July 1999, the Company granted options to purchase 1,381,000 shares in a second broad-based incentive stock option grant, for which 25% vested in July 2000, 25% vested in July 2001, 25% vested in July 2002, and an additional 25% will vest in July 2003. At May 31, 2003, options to purchase 688,000 shares remained outstanding at an exercise price of $21.46 per share. In October 2001, the Company granted options

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase 1,295,000 shares in a third broad-based incentive stock option grant, for which 25% vested in October 2002 and 25% will vest in October of each of the following three years. At May 31, 2003, options to purchase 1,001,000 shares remained outstanding at an exercise price of $33.17. Subsequent to each of the broad-based grants, each April and October, the Company granted options to newly hired employees that met certain criteria.

      The following table summarizes stock option activity for the three years ended May 31, 2003:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2000	10,707	$12.88
Granted	881	$43.35
Exercised	(1,878)	$8.10
Forfeited	(547)	$22.73

Outstanding at May 31, 2001	9,163	$16.21
Granted	2,224	$36.30
Exercised	(2,212)	$9.51
Forfeited	(475)	$32.41

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,452	$28.04
Exercised	(839)	$9.74
Forfeited	(442)	$33.00

Outstanding at May 31, 2003	8,871	$23.77

Exercisable at May 31, 2001	5,202	$9.63

Exercisable at May 31, 2002	4,515	$12.75

Exercisable at May 31, 2003	5,001	$17.07

      The following table summarizes information about stock options outstanding and exercisable at May 31, 2003:

	Options outstanding			Options exercisable

			Weighted-
		Weighted-	average		Weighted-
	Shares subject	average	remaining	Shares subject	average
Range of exercise prices	to options	exercise price	contractual	to options	exercise price
per share	(In thousands)	per share	life in years	(In thousands)	per share

$ 1.78 — $10.28	740	$5.05	1.8	740	$5.05
$10.29 — $20.55	2,483	$13.24	4.1	2,483	$13.24
$20.56 — $30.83	3,019	$24.45	7.4	1,140	$21.58
$30.84 — $41.10	2,084	$36.39	8.1	435	$34.19
$41.11 — $51.38	545	$45.10	7.1	203	$45.64

$ 1.78 — $51.38	8,871	$23.77	6.2	5,001	$17.07

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Income Taxes

      The components of deferred tax assets and liabilities are as follows:

	May 31,

In thousands	2003	2002

Deferred tax assets:
Acquired operating loss and tax credit carryforwards	$6,416	$—
Compensation and employee benefit liabilities	4,816	4,081
Redundant lease liability	2,489	—
PEO workers’ compensation claims liability	1,787	—
Other current liabilities	6,308	3,620
Other	5,335	2,966

Gross deferred tax assets	27,151	10,667

Deferred tax liabilities:
Capitalized software	5,547	3,965
Intangible assets	6,652	—
Revenue not subject to current taxes	7,113	6,508
Unrealized gains on available-for-sale securities	16,263	9,628
Other	6,109	127

Gross deferred tax liabilities	41,684	20,228

Net deferred tax liability	$(14,533)	$(9,561)

      The components of the provision for income taxes are as follows:

	Year ended May 31,

In thousands	2003	2002	2001

Current:
Federal	$114,104	$101,742	$91,297
State	14,325	14,986	14,404

Total current	128,429	116,728	105,701

Deferred:
Federal	9,486	3,168	2,934
State	177	582	477

Total deferred	9,663	3,750	3,411

Provision for income taxes	$138,092	$120,478	$109,112

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for income before taxes for the three years ending May 31, 2003 is as follows:

	Year ended May 31,

	2003	2002	2001

Federal statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	2.2	2.6	2.7
Tax-exempt municipal bond interest	(4.7)	(6.1)	(7.8)
Other items	(0.5)	(1.0)	.1

Effective income tax rate	32.0%	30.5%	30.0%

      As of May 31, 2003, the Company had approximately $16,500,000 in acquired operating loss carryforwards available to offset future taxable income. The acquired operating loss carryforwards expire through the year 2022. The Company believes that future taxable income will be sufficient to fully utilize these operating loss carryforwards.

Note I — Other Comprehensive Income

      The following table sets forth the related tax effects allocated to unrealized gains and losses on available-for-sale securities, which is the only component of other comprehensive income:

	Year ended May 31,

In thousands	2003	2002	2001

Unrealized holding gains	$35,991	$21,987	$41,321
Income tax expense related to unrealized holding gains	(13,020)	(7,874)	(14,923)
Reclassification adjustment for the gain on sale of securities realized in net income	(17,685)	(15,853)	(7,423)
Income tax expense on reclassification adjustment for gain on sale of securities	6,385	5,697	2,667

Other comprehensive income	$11,671	$3,957	$21,642

Note J — Supplemental Cash Flow Information

      Income taxes paid: The Company paid state and federal income taxes of $126,341,000, $98,731,000, and $71,734,000, for the years ended May 31, 2003, 2002, and 2001, respectively.

      Non-cash financing transactions: The Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability in the amount of $5,545,000, $24,101,000, and $26,411,000, for the years ended May 31, 2003, 2002, and 2001, respectively.

Note K — Employee Benefit Plans

      401(k) Plans: The Company maintains contributory savings plans that qualify under Section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. The Company currently matches 50% of an employee’s voluntary contribution up to 6% of a participant’s gross wages.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This Plan is one hundred percent participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. ESOP Stock Fund, are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.

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

      On February 28, 2003, the Advantage Payroll Services, Inc. 401(k) Incentive Plan was terminated and the assets were merged into the Paychex, Inc. 401(k) Incentive Retirement Plan.

      The InterPay, Inc. 401(k) Plan allows employees who have obtained the age of 20 1/2 years and have completed six months of service with the Company to participate in the salary deferral portion of the Plan, contributing up to a maximum of 15% of compensation. The Company currently matches 50% of an employee’s voluntary contribution up to 6% of a participant’s gross wages.

      Company contributions to the 401(k) plans for the years ended May 31, 2003, 2002, and 2001 were $6,332,000, $5,714,000, and $4,981,000, respectively.

      Deferred Compensation Plan: The Company offers a non-qualified Deferred Compensation Plan to a select group of key employees that provides these employees with the opportunity to defer up to 100% of their annual base salary and bonus. This Plan also allows non-employee Directors to defer 100% of their Board compensation. The amounts accrued under this Plan were $3,395,000 and $2,983,000 at May 31, 2003 and 2002, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

      Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices. All transactions occur directly through the Company’s Transfer Agent and no brokerage fees are charged to employees.

Note L — Commitments and Contingencies

      Lines of credit: The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit with a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during fiscal 2003 or at May 31, 2003 and 2002.

      Letter of credit: At May 31, 2003, the Company had a letter of credit outstanding totaling $7.1 million required by certain PEO workers’ compensation insurance policies.

      Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of business.

      The Company and its wholly owned subsidiary, Rapid Payroll, Inc. are defendants in 27 pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc., under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims seeking unspecified money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the early stages.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The range of financial risk to the Company associated with the resolution of the above legal matters cannot be reasonably determined at this time. The Company’s management believes resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      There are inherent uncertainties related to legal matters. The assessment of the potential impact on the Company’s financial position or results of operations for the above legal matters could change in the future.

      Lease commitments: The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for the years ended May 31, 2003, 2002, and 2001 was $36,623,000, $33,888,000, and $29,054,000, respectively. At May 31, 2003, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2004	$34,753
2005	$30,345
2006	$24,117
2007	$18,801
2008	$15,122
Thereafter	$22,139

      Other commitments: At May 31, 2003, the Company had outstanding commitments to purchase $6.7 million of capital assets.

      In the normal course of business the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients. Historically, there have been no material losses related to such guarantees.

Note M — Related Parties

      During the fiscal years ended May 31, 2003 and May 31, 2002, the Company purchased approximately $2.6 million and $11.2 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (Unaudited)

In thousands, except per share amounts

Fiscal 2003	August 31,	November 30,	February 28,	May 31,	Year

Service revenues	$239,398	$255,675	$274,303	$276,653	$1,046,029
Interest on funds held for clients	13,277	13,132	13,486	13,155	53,050

Total revenues	$252,675	$268,807	$287,789	$289,808	$1,099,079

Operating income	$102,477	$99,194	$101,419	$97,951	$401,041
Investment income, net	8,385	11,401	3,760	6,957	30,503

Income before income taxes	110,862	110,595	105,179	104,908	431,544
Income taxes	34,922	35,944	33,658	33,568	138,092

Net income	$75,940	$74,651	$71,521	$71,340	$293,452

Basic earnings per share (A)	$.20	$.20	$.19	$.19	$.78
Diluted earnings per share (A)	$.20	$.20	$.19	$.19	$.78
Weighted-average common shares outstanding	375,955	376,191	376,356	376,558	376,263
Weighted-average shares assuming dilution	377,949	377,934	378,081	378,376	378,083
Cash dividends per common share	$.11	$.11	$.11	$.11	$.44
Total net realized gains (B)	$3,991	$7,860	$732	$5,102	$17,685

Fiscal 2002	August 31,	November 30,	February 28,	May 31,	Year

Service revenues	$216,176	$217,509	$227,964	$230,540	$892,189
Interest on funds held for clients	18,638	15,479	14,836	13,768	62,721

Total revenues	$234,814	$232,988	$242,800	$244,308	$954,910

Operating income	$93,762	$91,083	$87,217	$91,632	$363,694
Investment income, net	7,527	8,191	8,427	7,170	31,315

Income before income taxes	101,289	99,274	95,644	98,802	395,009
Income taxes	31,096	30,576	28,671	30,135	120,478

Net income	$70,193	$68,698	$66,973	$68,667	$274,531

Basic earnings per share (A)	$.19	$.18	$.18	$.18	$.73
Diluted earnings per share (A)	$.19	$.18	$.18	$.18	$.73
Weighted-average common shares outstanding	373,978	374,512	374,922	375,552	374,747
Weighted-average shares assuming dilution	377,747	377,614	378,096	378,527	378,002
Cash dividends per common share	$.09	$.11	$.11	$.11	$.42
Total net realized gains (B)	$4,172	$3,992	$4,654	$3,035	$15,853

(A):	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(B):	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table shows the executive officers of the Company as of May 31, 2003 and information regarding their positions and business experience.

Name	Age	Position and business experience

B. Thomas Golisano	61	Mr. Golisano founded Paychex, Inc. in 1971 and is Chairman, President, and Chief Executive Officer of the Company. He also has served on the Company’s Board of Directors since 1979.
Daniel A. Canzano	49	Mr. Canzano was named Vice President, Information Technology in April 1993. He has been with the Company since 1989 and has served as Zone Sales Manager and Director of Information Technology.
William G. Kuchta, Ed. D.	56	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation.
John M. Morphy	56	Mr. Morphy joined the Company in October 1995 and was named Vice President, Director of Finance in July 1996 and Chief Financial Officer and Secretary in October 1996. In October 2002, he was promoted to Senior Vice President. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated.
Martin Mucci	43	Mr. Mucci joined the Company in March 2002 and was appointed Senior Vice President, Operations in October 2002. Prior to joining the Company, he served as President of Telephone Operations for Frontier Communications and Chief Executive Officer of Frontier Communications of Rochester, NY.
Diane Rambo	52	Ms. Rambo was named Vice President, Human Resource Services, in fiscal 2001 and prior to that was Vice President, Electronic Network Services since October 1994. She has been with the Company since August 1980 and has served as Director of Electronic Network Services and as a Branch Manager.
Anthony Tortorella	44	Mr. Tortorella was named Vice President, Human Resource Services, Sales in October 2002. He has been with the Company since 1987 and has served as Area Vice President and Director of Human Resource Services, Sales.
Walter Turek	51	Mr. Turek has served as Vice President, Sales, since April 1989. In October 2002, he was promoted to Senior Vice President, Sales. He has been with the Company since 1981 and has served in various sales and management capacities.

      The additional information required is set forth in the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders in the section entitled “PROPOSAL 1 – ELECTION OF DIRECTORS FOR A ONE-YEAR TERM” and the section entitled “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference thereto.

Item 11.	Executive Compensation

      The information required is set forth in the Company’s definitive Proxy Statement in the section entitled “EXECUTIVE OFFICER COMPENSATION” and is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required is set forth in the Company’s definitive Proxy Statement under the heading “BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, AND MANAGEMENT,” and is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

      The information required is set forth in the Company’s definitive Proxy Statement under the heading “OTHER MATTERS AND INFORMATION” under the sub-heading “Certain Related Transactions” and is incorporated herein by reference thereto.

Item 14.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, within 90 days of the filing of this Annual Report on Form 10-K. Based on such evaluation, they have concluded that as of such date, the Company’s disclosure controls and procedures are effective.

      Changes in Internal Controls: There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements and Supplementary Data
The schedules required for this item are included with this report in Item 8: Financial Statements and Supplementary Data.
2.	Financial statement schedules required to be filed by Item 8 of this Form include Schedule II — Valuation and Qualifying Accounts, which is included in Item 15(d). All other schedules are omitted as the required matter is not present, the amounts are not significant or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

(3)(a)	Certificate of Incorporation, as amended, is incorporated herein by reference to the Company’s Registration Statement No. 2-85103, Exhibits 3.1 through 3.5, Form 8-K filed with the Commission on October 22, 1986, Form 10-Q filed with the Commission on January 12, 1989, Form 10-Q filed with the Commission on January 13, 1993, Form 10-Q filed with the Commission on January 10, 1996, Form 10-Q filed with the Commission on October 14, 1997, and Form 10-Q filed with the Commission on December 16, 1999.
(3)(b)	By-Laws, as amended, are incorporated herein by reference to the Company’s Form 10-Q filed with the Commission on March 19, 2002.
(10)(a)	Paychex, Inc. 1992 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-52772.
(10)(b)	Paychex, Inc. 1995 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-64389.

	(10)(c)	Paychex, Inc. 1998 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-65191.
	(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-101074.
	(10)(e)	Paychex, Inc. Section 401(k) Incentive Retirement Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-84055.
	(10)(f)	Form of Indemnification Agreement for Directors and Officers incorporated herein by reference to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
	(10)(g)	Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2004.
	(21)	Subsidiaries of the Registrant.
	(23)	Consent of Independent Auditors.
	(24)	Power of Attorney.
	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
	(1)	The Company filed a Form 8-K on March 18, 2003 that includes the Company’s press release dated March 17, 2003, which announced the Company had entered into an agreement to acquire InterPay, Inc.
	(2)	The Company filed a Form 8-K on March 21, 2003 that included the Company’s press release dated March 20, 2003 related to the Company’s results of operations for the third quarter and nine-month period ended February 28, 2003.
	(3)	The Company filed a Form 8-K on April 1, 2003 that included the Company’s press release dated April 1, 2003, which announced that the Company had completed the acquisition of InterPay, Inc.
(d)	Schedule II — Valuation and Qualifying Accounts

Paychex, Inc.

Consolidated Financial Statement Schedule
For the year ended May 31,
(In thousands)

	Balance at	Additions	Additions to		Balance
	beginning	charged to	other	Costs and	at end of
Description	of year	expenses	accounts (A)	deductions (B)	year

2003
Allowance for doubtful accounts	$2,600	$1,699	$432	$2,523	$2,208
Reserve for client fund losses	$1,716	$3,304	$593	$3,669	$1,944
2002
Allowance for doubtful accounts	$3,365	$1,378	$—	$2,143	$2,600
Reserve for client fund losses	$2,938	$9,193	$—	$10,415	$1,716
2001
Allowance for doubtful accounts	$3,253	$1,413	$—	$1,301	$3,365
Reserve for client fund losses	$4,109	$3,102	$—	$4,273	$2,938

(A):	Acquired in purchase transactions.

(B):	Uncollectible amounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2003.

PAYCHEX, INC.

By: /s/ B. THOMAS GOLISANO

B. Thomas Golisano, Chairman, President,
Chief Executive Officer, and Director

By: /s/ JOHN M. MORPHY

John M. Morphy, Senior Vice President,
Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 1, 2003.

By: /s/ B. THOMAS GOLISANO

B. Thomas Golisano, Chairman, President,
Chief Executive Officer, and Director

By: /s/ BETSY S. ATKINS*

Betsy S. Atkins, Director

By: /s/ G. THOMAS CLARK*

G. Thomas Clark, Director

By: /s/ DAVID J. S. FLASCHEN*

David J. S. Flaschen, Director

By: /s/ PHILLIP HORSLEY*

Phillip Horsley, Director

By: /s/ GRANT M. INMAN*

Grant M. Inman, Director

By: /s/ J. ROBERT SEBO*

J. Robert Sebo, Director

By: /s/ JOSEPH M. TUCCI*

Joseph M. Tucci, Director

*By: /s/ B. THOMAS GOLISANO

B. Thomas Golisano, as Attorney-in-Fact