Form 10-Q
period 2003-08-31
PAYCHEX INC
filed 2003-09-24
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	16-1124166 (I.R.S. Employer Identification No.)

911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK (Address of principal executive offices)	14625-2396 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	377,035,690 Shares

CLASS	OUTSTANDING AT AUGUST 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended

	August 31,	August 31,
	2003	2002

Revenues:
Service revenues	$295,918	$239,398
Interest on funds held for clients	13,335	13,277

Total revenues	309,253	252,675
Operating costs	71,671	56,464
Selling, general, and administrative expenses	122,504	93,734

Operating income	115,078	102,477
Investment income, net	3,949	8,385

Income before income taxes	119,027	110,862
Income taxes	38,684	34,922

Net income	$80,343	$75,940

Basic earnings per share	$.21	$.20

Diluted earnings per share	$.21	$.20

Weighted-average common shares outstanding	376,836	375,955

Weighted-average shares assuming dilution	378,815	377,949

Cash dividends per common share	$.11	$.11

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31,	May 31,
	2003	2003
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$131,819	$79,871
Corporate investments	306,253	301,328
Interest receivable	16,905	22,787
Accounts receivable, net	128,169	118,512
Prepaid income taxes	—	600
Prepaid expenses and other current assets	13,763	11,503

Current assets before funds held for clients	596,909	534,601
Funds held for clients	2,359,732	2,498,041

Total current assets	2,956,641	3,032,642
Other assets	6,847	7,057
Property and equipment, net	160,138	159,039
Intangible assets, net	94,677	98,342
Goodwill	394,033	393,703

Total assets	$3,612,336	$3,690,783

LIABILITIES
Accounts payable	$21,107	$22,213
Accrued compensation and related items	55,571	70,388
Deferred revenue	2,706	3,645
Accrued income taxes	23,147	—
Deferred income taxes	10,298	7,488
Other current liabilities	19,681	18,169

Current liabilities before client fund deposits	132,510	121,903
Client fund deposits	2,343,579	2,465,622

Total current liabilities	2,476,089	2,587,525
Deferred income taxes	7,332	7,045
Other long-term liabilities	19,688	18,842

Total liabilities	2,503,109	2,613,412

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 377,036 at August 31, 2003 and 376,698 at May 31, 2003	3,770	3,767
Additional paid-in capital	205,850	198,713
Retained earnings	885,085	846,196
Accumulated other comprehensive income	14,522	28,695

Total stockholders’ equity	1,109,227	1,077,371

Total liabilities and stockholders’ equity	$3,612,336	$3,690,783

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the three months ended

	August 31,	August 31,
	2003	2002

OPERATING ACTIVITIES
Net income	$80,343	$75,940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	13,704	7,706
Amortization of premiums and discounts on available-for-sale securities	6,092	5,446
Provision for deferred income taxes	11,220	3,666
Tax benefit related to exercise of stock options	2,306	1,718
Provision for allowance for doubtful accounts	754	409
Net realized gains on sales of available-for-sale securities	(4,153)	(3,991)
Changes in operating assets and liabilities:
Interest receivable	5,882	4,489
Accounts receivable	(10,411)	(2,786)
Prepaid expenses and other current assets	(2,208)	(1,703)
Accounts payable and other current liabilities	8,661	23,754
Net change in other assets and liabilities	236	1,112

Net cash provided by operating activities	112,426	115,760

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(239,817)	(216,392)
Proceeds from sales of available-for-sale securities	188,399	238,060
Proceeds from maturities of available-for-sale securities	55,155	35,340
Net change in funds held for clients’ money market securities and other cash equivalents	105,645	(64,467)
Net change in client fund deposits	(121,771)	34,020
Purchases of property and equipment	(10,710)	(22,495)
Purchases of other assets	(759)	(490)

Net cash (used in) provided by investing activities	(23,858)	3,576

FINANCING ACTIVITIES
Dividends paid	(41,454)	(41,237)
Proceeds from exercise of stock options	4,834	1,626

Net cash used in financing activities	(36,620)	(39,611)

Increase in cash and cash equivalents	51,948	79,725
Cash and cash equivalents, beginning of period	79,871	61,897

Cash and cash equivalents, end of period	$131,819	$141,622

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2003

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2004.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported consolidated earnings.

The Company reports one segment based upon the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company is a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States.

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $404.2 million and $322.7 million for the three months ended August 31, 2003 and 2002, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

Interest on funds held for clients is earned primarily on tax filing and payment services and employee payment services funds that are collected before due dates and invested (funds held for clients) until remittance to the applicable tax authorities or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results, and requires these disclosures in interim financial information. The Company continues to account for their stock-based employee compensation under APB Opinion No. 25, but adopted the new disclosure requirements of SFAS 148 in the third quarter of fiscal 2003.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended

(In thousands, except	August 31,	August 31,
per share amounts)	2003	2002

Net income, as reported	$80,343	$75,940
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,097	3,301

Pro forma net income	$78,246	$72,639

Earnings per share:
Basic-as reported	$.21	$.20
Basic-pro forma	$.21	$.19
Diluted-as reported	$.21	$.20
Diluted-pro forma	$.21	$.19

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended

	August 31,	August 31,
	2003	2002

Risk-free interest rate	2.5%	3.8%
Dividend yield	1.5%	1.6%
Volatility factor	.34	.35
Expected option term life in years	5.0	5.0

The weighted-average fair value of stock options granted was $8.66 and $8.98 for the quarters ended August 31, 2003 and 2002, respectively.

Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

Newly Issued Accounting Standards:

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for the Company for the fiscal year beginning June 1, 2003. The Company adopted this Statement in the first quarter of fiscal 2004 with no material impact to its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain variable interest entities. Variable interest entities are entities that either do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity would be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 are effective in the first interim or annual period beginning after June 15, 2003. The Company believes that adoption of FIN 46 will not have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under SFAS No. 133 and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently the Company does not utilize derivative instruments and therefore believes the adoption of this standard will not have a material impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not issue financial instruments covered within the scope of SFAS No 150 and therefore believes that the adoption of this standard will not have a material impact on its results of operations or financial position.

Note B: Business Combinations

In fiscal 2003, the Company acquired two payroll processors that service small- to medium-sized businesses throughout the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314.4 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), for $181.7 million in cash.

These acquisitions provided Paychex with over 80,000 new clients. In addition, the integration of these companies allows Paychex to expand geographic coverage into some areas that were previously not served by the Company and the opportunity to achieve economies of scale in providing services to its clients. Results of operations for Advantage and InterPay are included in the Consolidated Statements of Income since their respective acquisition dates.

Advantage has license agreements with fifteen independently owned associate offices. The associate offices are responsible for selling and marketing Advantage services and performing certain operation functions. Advantage provides all centralized back-office payroll processing and tax filing services for the associate offices, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with associate customers. Commissions earned by the associate offices are based on the volume of payrolls processed. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the Consolidated Statements of Income as payroll service revenue and selling, general, and administrative expense, respectively.

Purchase Price Allocations: The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Advantage and InterPay at the date of their acquisition.

In thousands	Advantage	InterPay	Total

Current assets	$7,831	$6,432	$14,263
Funds held for clients	180,905	154,513	335,418
Deferred tax asset, net	7,826	3,540	11,366
Property and equipment	8,086	3,225	11,311
Intangible assets	59,450	35,400	94,850
Goodwill	242,845	151,188	394,033
Accounts payable and accrued expenses	(11,896)	(18,066)	(29,962)
Client fund deposits	(180,669)	(154,513)	(335,182)

Total purchase price	$314,378	$181,719	$496,097

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

The amount assigned to intangible assets primarily represents client lists and license agreements with associate offices, and was based on an independent appraisal. The intangible assets will be amortized over periods ranging from seven to twelve years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

In connection with the acquisitions of Advantage and InterPay, the Company recorded $10.3 million of severance and $6.8 million of redundant lease liabilities in the preliminary allocation of the purchase price under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $4.7 million was paid in fiscal 2003 and $1.5 million was paid in the first quarter of fiscal 2004 for severance and redundant lease costs.

The amount of goodwill allocated to the Advantage purchase price was $242.8 million, which is not deductible for tax purposes. The amount of goodwill allocated to the InterPay purchase price was $151.2 million, nearly all of which is expected to be deductible for tax purposes as the acquisition includes a Section 338(h)(10) tax election. During the first quarter of fiscal 2004, the Company recorded adjustments to the estimated fair values of the assets acquired and liabilities assumed which increased goodwill by $.3 million.

Pro Forma Financial Information: The following table sets forth the unaudited pro forma results of operations of the Company for the three months ended August 31, 2002. The unaudited pro forma financial information summarizes the results of operations as if the Advantage and InterPay acquisitions had occurred at the beginning of the quarterly period presented. The pro forma information contains the actual combined operating results of Paychex, Advantage, and InterPay, with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and lower interest income as a result of the sale of available-for-sale securities to fund the two acquisitions. The Company realized a total of $10.5 million of gains related to the sale of corporate investments to fund the acquisitions. These gains are included in the pro forma period presented as if they occurred at the beginning of that period. This pro forma amount does not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the period presented or that may be obtained in the future.

For the three months ended

Pro forma, unaudited, in thousands,	August 31,
except per share amounts	2002

Total revenues	$285,762
Net income	$79,715
Diluted earnings per share	$.21

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended

(In thousands, except per	August 31,	August 31,
share amounts)	2003	2002

Basic earnings per share:
Net income	$80,343	$75,940

Weighted-average common shares outstanding	376,836	375,955

Basic earnings per share	$.21	$.20

Diluted earnings per share:
Net income	$80,343	$75,940

Weighted-average common shares outstanding	376,836	375,955
Net effect of dilutive stock options at average market prices	1,979	1,994

Weighted-average shares assuming dilution	378,815	377,949

Diluted earnings per share	$.21	$.20

Weighted-average anti-dilutive stock options	2,566	3,401

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three months ended August 31, 2003, stock options were exercised for 337,000 shares of the Company’s common stock, compared with 243,000 shares for the prior year period.

Note D: Funds Held for Clients and Corporate Investments

	August 31, 2003		May 31, 2003
(In thousands)	(Unaudited)		(Audited)

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,301,363	$1,301,363	$1,407,280	$1,407,280
Available-for-sale securities:
General obligation municipal bonds	817,646	829,332	751,435	776,848
Pre-refunded municipal bonds	175,295	179,417	204,423	211,108
Revenue municipal bonds	345,119	351,972	387,878	400,702
Other equity securities	20	58	20	55

Total available-for-sale securities	1,338,080	1,360,779	1,343,756	1,388,713
Other	4,061	3,843	3,771	3,376

Total funds held for clients and corporate investments	$2,643,504	$2,665,985	$2,754,807	$2,799,369

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,343,579	$2,359,732	$2,465,622	$2,498,041
Corporate investments	299,925	306,253	289,185	301,328

Total funds held for clients and corporate investments	$2,643,504	$2,665,985	$2,754,807	$2,799,369

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes.

At August 31, 2003, all short-term securities and available-for-sale bond securities held an A-1 or equivalent rating, with 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note E: Property and Equipment, Net

	August 31,	May 31,
	2003	2003
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$4,221	$4,205
Buildings and improvements	68,524	65,634
Data processing equipment	110,257	107,694
Software	48,284	46,901
Furniture, fixtures, and equipment	91,536	90,265
Leasehold improvements	17,874	17,425
Construction in progress	6,611	4,978

	347,307	337,102
Less: accumulated depreciation and amortization	187,169	178,063

Property and equipment, net	$160,138	$159,039

Depreciation expense was $9.6 million for the three-month period in fiscal 2004 compared with $7.1 million in the respective fiscal 2003 period.

Construction in progress at August 31, 2003 and May 31, 2003 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net

	August 31,	May 31,
	2003	2003
(In thousands)	(Unaudited)	(Audited)

Client lists	$102,133	$101,693
Associate license agreements	12,250	12,250
Other intangible assets	3,500	3,500

	117,883	117,443
Less: accumulated amortization	23,206	19,101

Intangible assets, net	$94,677	$98,342

Amortization expense on intangible assets was $4.1 million for the three-month period in fiscal 2004 compared with $.6 million in the respective fiscal 2003 period.

The estimated amortization expense for the full year fiscal 2004 and the following four fiscal years, as of August 31, 2003, is as follows:

(In thousands)
Fiscal year ended May 31,	Estimated amortization expense

2004	$16,495
2005	$15,509
2006	$14,220
2007	$13,008
2008	$10,359

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

The following table summarizes stock option activity for the three months ended August 31, 2003:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2003	8,871	$23.77
Granted	1,393	$29.55
Exercised	(337)	$14.33
Forfeited	(100)	$32.81

Outstanding at August 31, 2003	9,827	$24.82

Exercisable at May 31, 2003	5,001	$17.07
Exercisable at August 31, 2003	5,528	$19.21

Options outstanding at August 31, 2003 had a weighted-average remaining contractual life of 6.5 years and exercise prices ranging from $2.45 to $51.38 per share.

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

	For the three months ended

	August 31,	August 31,
(In thousands)	2003	2002

Net income	$80,343	$75,940
Change in unrealized gains (losses) on available-for-sale securities, net of tax impact	(14,173)	10,109

Total comprehensive income	$66,170	$86,049

Note I: Commitments and Contingencies

The Company is subject to various claims and legal matters that arise in the normal course of business.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc. are defendants in twenty-five pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc. under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims seeking money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the early stages.

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

Note J: Related Party Transactions

The Company purchased approximately $.7 million of data processing equipment and software from EMC Corporation in the first quarter of fiscal 2004. No purchases were made from EMC Corporation during the first quarter of fiscal 2003. The Company purchased approximately $2.6 million of data processing equipment and software from EMC Corporation in the full year fiscal 2003. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months ended August 31, 2003 and 2002 (fiscal 2004 and fiscal 2003, respectively), and the financial condition at August 31, 2003 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying August 31, 2003 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003 discuss the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, investments, fixed assets, goodwill and intangible assets, potential losses resulting from its clients’ inability to meet their payroll obligations, allowance for doubtful accounts, income taxes, and contingencies. The Company bases its estimates on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Revenue Recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $404.2 million and $322.7 million for the three months ended August 31, 2003 and 2002, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

Goodwill: During fiscal 2003, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) and InterPay, Inc. (“InterPay”). As a result of these purchases, the Company has recorded $394.0 million of goodwill on its Consolidated Balance Sheet at August 31, 2003. The value of this goodwill is based on an allocation of the purchase price to assets acquired and liabilities assumed for each acquisition according to estimated fair values. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Since the Company’s business is largely homogeneous, the Company has determined it will be evaluated as a single reporting unit for goodwill impairment testing.

Intangible Assets: The Company’s intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices. Intangible assets are amortized over periods ranging from seven to twelve years using accelerated or straight-line methods. The Company periodically reviews its intangible assets for potential impairment.

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

Accrual for Client Fund Losses: The Company maintains an accrual for estimated losses associated with its clients’ inability to meet their payroll obligations. As part of providing payroll, direct deposit, and tax filing and payments services, Paychex is authorized by the client to initiate money transfers from the client’s bank account for the amount of tax obligations and employees’ direct deposits. Electronic fund transfers from client bank accounts are subject to potential risk of loss resulting from insufficient funds to cover such transfers. The Company evaluates uncollected amounts on a specific basis and analyzes historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the client.

RESULTS OF OPERATIONS

For the first three months of fiscal 2004, the Company generated record total revenues, net income, and diluted earnings per share. The Company’s growth continues to be adversely impacted by the effect of lower interest rates on its funds held for clients and corporate investments portfolios.

The Company’s results of operations for the first quarter of fiscal 2004 were impacted by the fiscal 2003 acquisitions of two payroll service providers servicing small- to medium-sized businesses in the United States. On September 20, 2002, Paychex acquired Advantage for $314 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay for $182 million in cash. These two acquisitions provided Paychex with over 80,000 new clients. The Company’s results of operations for the first quarter of fiscal 2004 include the results of Advantage and InterPay for the entire period. Financial results for the prior year first quarter do not reflect the acquisitions. These acquisitions contributed $31.6 million in revenues for the quarter ended August 31, 2003, including service revenues of $29.9 million and interest on funds held for clients of $1.7 million. The results of Advantage and InterPay were nominally accretive to net income for the first quarter and are expected to be nominally accretive in the future. The ability to measure the financial results of Advantage and InterPay will greatly diminish in the future as the integration process continues.

The integration of Advantage and InterPay is in process. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. In addition, certain branch operations were integrated into existing Paychex locations, with more consolidation expected to occur throughout fiscal 2004. The Company’s focus has been on client service and retention. The Advantage core system will be retained to service clients affiliated with independently owned associate offices and Advantage co-branded products. For InterPay, it is anticipated that approximately one-third of the clients will be converted to the Paychex software platforms by November 2003 and that the remaining clients will be converted by November 2004.

Summary of Results of Operations:

In thousands, except per share amounts
For the three months ended August 31,	2003	Change	2002	Change

Revenues:
Payroll	$254,623	23.9%	$205,516	8.5%
Human Resource and Benefits	41,295	21.9%	33,882	26.7%

Total service revenues	295,918	23.6%	239,398	10.7%
Interest on funds held for clients	13,335	.4%	13,277	-28.8%

Total revenues	309,253	22.4%	252,675	7.6%
Combined operating & SG&A expenses	194,175	29.3%	150,198	6.5%

Operating income	115,078	12.3%	102,477	9.3%
as a % of total revenues	37.2%		40.6%
Investment income, net	3,949	-52.9%	8,385	11.4%

Income before income taxes	119,027	7.4%	110,862	9.5%
as a % of total revenues	38.5%		43.9%
Income taxes	38,684	10.8%	34,922	12.3%

Net income	$80,343	5.8%	$75,940	8.2%

as a % of total revenues	26.0%		30.1%
Diluted earnings per share	$.21	5.0%	$.20	5.3%

Analysis of Operating Income:

Operating income	$115,078	12.3%	$102,477	9.3%
Less: Interest on funds held for clients	13,335	.4%	13,277	-28.8%

Operating income (excluding interest on funds held for clients)	101,743	14.1%	89,200	18.7%

as a % of total service revenues	34.4%		37.3%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

($ in millions)	August 31,	August 31,
For the three months ended:	2003	2002

Average investment balances:
Funds held for clients	$2,301.0	$1,852.9
Corporate investments	385.9	749.2

Total	$2,686.9	$2,602.1

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.9%	2.5%
Corporate investments	2.8%	3.3%
Combined funds held for clients and corporate investment portfolios	2.0%	2.8%

Net realized gains:
Funds held for clients	$2.7	$1.6
Corporate investments	1.5	2.4

Total	$4.2	$4.0

As of:	August 31, 2003	May 31, 2003

Unrealized gain on available-for-sale portfolio	$22.7	$45.0
Federal Funds rate	1.00%	1.25%
Three-year “AAA” municipal securities yield	1.87%	1.40%
Total available-for-sale securities (in millions)	$1,360.8	$1,388.7
Average duration of available-for-sale securities portfolio in years	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.9%	3.1%

Total service revenues include revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services.

The increase in Payroll service revenues in the first quarter of fiscal 2004 compared with the prior year is due to the acquisitions of Advantage and InterPay in fiscal 2003, organic client base growth, increased utilization of ancillary services by both new and existing clients, and price increases. Checks per client (excluding Advantage and InterPay) decreased .1% in the first quarter of fiscal 2004 compared with 1.7% in the first quarter of fiscal 2003, .3% in the second quarter of fiscal 2003, and ..1% in the third quarter of fiscal 2003. An increase in checks per client of ..3% occurred in the fourth quarter of fiscal 2003.

As of August 31, 2003, 88% of all clients utilized the Company’s tax filing and payment services, compared with 86% at August 31, 2002. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 61% of its clients at August 31, 2003 compared with 58% at August 31, 2002. More than 90% of new clients purchase the Company’s tax filing and payment services and approximately 70% of new clients purchase employee payment services. Major Market Services revenue increased 43% for the first quarter of fiscal 2004 to $31.6 million. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in the first quarter of fiscal 2004 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues increased 15% in the first quarter of fiscal 2004 to $17.9 million. At August 31, 2003, the Company serviced over 27,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Administrative fee revenue from the PAS and PEO products increased 31% in the first quarter of fiscal 2004, compared with the respective prior year period. As of August 31, 2003, the PAS and PEO products serviced over 109,000 client employees.

Interest on funds held for clients was flat in the first quarter of fiscal 2004 compared with the prior year first quarter. Lower average interest rates earned in fiscal 2004 were offset by an increase in net realized gains on the sale of available-for-sale securities and higher average portfolio balances. The higher average portfolio balances were driven by the acquisitions of Advantage and InterPay, and by the growth in the utilization of the Company’s tax filing and payment services and employee payment services.

The increase in consolidated operating, selling, general, and administrative expenses in fiscal 2004 is due to additional costs resulting from the acquisitions of Advantage and InterPay, and investments in personnel, information technology, and facility costs to support the organic growth of the Company. In the second and fourth quarters of fiscal 2003, the Company made additional investments in its direct sales force as it integrated the sales forces of Advantage and InterPay. As a result of the acquisitions, amortization of intangible assets increased to $4.1 million in the first quarter of fiscal 2004 from $.6 million in the prior year first quarter. The impact of the acquisitions and the investment in the sales force on expense growth rates should moderate quarter-over-quarter as fiscal 2004 progresses. At August 31, 2003, the Company had approximately 8,950 employees compared with approximately 7,450 at August 31, 2002.

As a result of the above factors, operating income increased 12% in the first quarter to $115.1 million. Operating income growth continues to be negatively impacted by the lower average interest rates earned by the funds held for clients portfolio. Operating income (excluding interest on funds held for clients) increased 14% in the first quarter to $101.7 million

Investment income, net, primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decrease in investment income is primarily due to a decrease in average daily invested balances, lower average interest rates, and lower net realized gains on the sale of available-for-sale securities. The decrease in average daily invested balances is primarily the result of the sale of corporate investments to fund the Advantage and InterPay acquisitions. The Company estimates that the use of corporate investments to fund the two acquisitions in fiscal 2003 reduced investment income by approximately $3.7 million for the first quarter of fiscal 2004.

The effective income tax rate was 32.5% in first quarter of fiscal 2004 compared with 31.5% in the respective prior year period. The increase in the effective income tax rate is primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. The full year fiscal 2004’s effective income tax rate is expected to approximate 32.5%.

Outlook:

The Company has based its full year fiscal 2004 expectations on current economic and interest rate conditions continuing with no significant changes. For the full year fiscal 2004, the Company projects Payroll service revenue growth in the range of 15% to 17% reflecting the benefits of the acquisitions of Advantage and InterPay, and Human Resource and Benefits service revenue growth in the range of 20% to 22%. Total service revenue growth is anticipated to be in the range of 16% to 18%. The Company expects interest on funds held for clients (including realized gains) to be flat in fiscal 2004 and corporate investment income to be down approximately 45% primarily due to the sale of investments in 2003 to fund the acquisitions.

Based on the factors mentioned above, the Company anticipates achieving record total revenues and net income for fiscal 2004. Total revenue growth is estimated to be in the range of 15% to 17%, accompanied by net income growth of approximately 10%. The impact of lower interest rates will continue to moderate year-over-year growth. In addition, the Company estimates that growth in operating income (excluding interest on funds held for clients) for the full year fiscal 2004 will be in the range of 15% to 20%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 were funded entirely by the Company’s cash and corporate investments. At August 31, 2003, the Company had $438 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments.

The Company has two available, uncommitted, unsecured lines of credit from various banks totaling $140 million at market rates of interest. The Company also has an available, uncommitted, secured line of credit from a bank totaling $350 million at a market rate of interest. No amounts were outstanding against these lines of credit during the first quarter of fiscal 2004 or at August 31, 2003. At August 31, 2003, the Company had a letter of credit outstanding for $7.1 million as required by certain PEO workers’ compensation insurance policies. The Company enters into various purchase commitments with vendors in the ordinary course of business and at August 31, 2003, had outstanding commitments to purchase approximately $8.4 million of capital assets.

Operating activities

(In thousands)
For the three months ended August 31,	2003	Change	2002	Change

Operating cash flows	$112,426	-2.9%	$115,760	70.1%

The decrease in operating cash flows for the first three months of fiscal 2004 reflects higher net income offset by higher cash used by working capital. The higher cash used by working capital is primarily related to the timing of accounts receivable billing and collection and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing activities

(In thousands)
For the three months ended August 31,	2003	Change	2002	Change

Net funds held for clients and corporate investment activities	$(12,389)	—	$26,561	—
Purchases of property and equipment	(10,710)	-52.4%	(22,495)	214.4%
Purchases of other assets	(759)	54.9%	(490)	-13.1%

Net cash (used in) provided by investing activities	$(23,858)	—	$3,576	—

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment services clients and employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in the prior year included the purchase of a 220,000-square-foot facility in Rochester, New York. Purchases of property and equipment in fiscal 2004 are expected to be in the range of $50 million to $55 million. Fiscal 2004 depreciation expense is projected to be in the range of $40 million to $42 million.

During the first quarter of fiscal 2004, the Company purchased approximately $.7 million of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of The Board of Directors of Paychex. No purchases were made from EMC Corporation in the first quarter of fiscal 2003.

Financing activities

(In thousands, except per share amounts)
For the three months ended August 31,	2003	Change	2002	Change

Dividends paid	$(41,454)	.5%	$(41,237)	22.4%
Proceeds from exercise of stock options	4,834	197.3%	1,626	-74.5%

Net cash used in financing activities	$(36,620)	-7.6%	$(39,611)	45.1%

Cash dividends per common share	$.11	—	$.11	22.2%

Dividends paid: During the quarter ended August 31, 2003, the Company’s Board of Directors declared a dividend in the amount of $.11 per share, which was paid August 15, 2003 to shareholders of record as of August 1, 2003. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the average exercise price per share in the first quarter of fiscal 2004 and an increase in the number of shares exercised from 243,000 in the three months of fiscal 2003 to 337,000 in the three months of fiscal 2004. The Company has recognized a tax benefit from the exercise of stock options of $2.3 million and $1.7 million for the three months ended August 31, 2003 and 2002, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2004	May 31,	May 31,
	year-to-date	2003	2002

Federal Funds rate – beginning of period	1.25%	1.75%	4.00%
Rate increase/(decrease):
First quarter	(.25)	—	(.50)
Second quarter	N/A	(.50)	(1.50)
Third quarter	N/A	—	(.25)
Fourth quarter	N/A	—	—

Federal Funds rate – end of period	1.00%	1.25%	1.75%

Three-year “AAA” municipal securities yield – end of period	1.87%	1.40%	2.75%

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

The total investment portfolio is expected to average approximately $2.9 billion for the full year fiscal 2004. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than 30 days and 50% invested in intermediate-term municipal securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-

exempt investments) at this point in time would be approximately $3.0 million for the next twelve-month period. The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $22.7 million at August 31, 2003 compared with unrealized gains of $45.0 million and $42.4 million at May 31, 2003 and August 31, 2002, respectively. During the first quarter of fiscal 2004, the unrealized gain position ranged from approximately $21.8 million to $49.6 million. The unrealized gain position of the Company’s investment portfolios was approximately $30.1 million at September 19, 2003.

As of August 31, 2003 and May 31, 2003, the Company had approximately $1.4 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.9% and 3.1%, respectively. Assuming a hypothetical increase in both short-term and intermediate-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at August 31, 2003 would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2003, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with approximately 99% of the available-for-sale securities holding an AA rating or better.

OTHER

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “we look forward to,” “would equate to,” “projects,” “projected to be,” “anticipates,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following or those which are described in the Company’s SEC filings, including the most recent Form 10-K: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, executing expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at meeting their objectives.

Changes in Internal Controls: There were no significant changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various claims and legal matters that arise in the normal course of business.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-five pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc. under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims seeking money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the early stages.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(1)	Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2)	Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(3)	Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	The Company furnished a report on Form 8-K on June 24, 2003 that included the Company’s press release dated June 24, 2003 reporting the Company’s results of operations for the fourth quarter and twelve-month periods of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC

Date: September 23, 2003	/s/ B. Thomas Golisano

B. Thomas Golisano Chairman, President and Chief Executive Officer

Date: September 23, 2003	/s/ John M. Morphy

John M. Morphy Senior Vice President, Chief Financial Officer and Secretary