Form 10-Q
period 2003-11-30
PAYCHEX INC
filed 2003-12-19
CIK 723531

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

COMMISSION FILE NUMBER 0-11330

PAYCHEX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	16-1124166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

911 PANORAMA TRAIL SOUTH, ROCHESTER, NEW YORK	14625-2396
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[ ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	377,525,548 Shares

CLASS	OUTSTANDING AT NOVEMBER 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Revenues:
Service revenues	$297,559	$255,675	$593,477	$495,073
Interest on funds held for clients	14,540	13,132	27,875	26,409

Total revenues	312,099	268,807	621,352	521,482
Operating costs	74,435	63,782	146,106	120,246
Selling, general, and administrative expenses	122,849	105,831	245,353	199,565

Operating income	114,815	99,194	229,893	201,671
Investment income, net	5,071	11,401	9,020	19,786

Income before income taxes	119,886	110,595	238,913	221,457
Income taxes	39,202	35,944	77,886	70,866

Net income	$80,684	$74,651	$161,027	$150,591

Basic earnings per share	$.21	$.20	$.43	$.40

Diluted earnings per share	$.21	$.20	$.42	$.40

Weighted-average common shares outstanding	377,263	376,191	377,052	376,069

Weighted-average shares assuming dilution	379,649	377,934	379,234	377,937

Cash dividends per common share	$.12	$.11	$.23	$.22

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,	May 31,
	2003	2003
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$134,238	$79,871
Corporate investments	315,505	301,328
Interest receivable	21,388	22,787
Accounts receivable, net	148,760	118,512
Prepaid income taxes	—	600
Prepaid expenses and other current assets	13,106	11,503

Current assets before funds held for clients	632,997	534,601
Funds held for clients	2,365,454	2,498,041

Total current assets	2,998,451	3,032,642
Other assets	6,592	7,057
Property and equipment, net	169,021	159,039
Intangible assets, net	91,350	98,342
Goodwill	395,094	393,703

Total assets	$3,660,508	$3,690,783

LIABILITIES
Accounts payable	$22,487	$22,213
Accrued compensation and related items	66,312	70,388
Deferred revenue	2,608	3,645
Accrued income taxes	280	—
Deferred income taxes	15,431	7,488
Other current liabilities	21,213	18,169

Current liabilities before client fund deposits	128,331	121,903
Client fund deposits	2,349,175	2,465,622

Total current liabilities	2,477,506	2,587,525
Deferred income taxes	8,307	7,045
Other long-term liabilities	20,095	18,842

Total liabilities	2,505,908	2,613,412

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 377,526 at November 30, 2003 and 376,698 at May 31, 2003	3,775	3,767
Additional paid-in capital	216,706	198,713
Retained earnings	920,483	846,196
Accumulated other comprehensive income	13,636	28,695

Total stockholders’ equity	1,154,600	1,077,371

Total liabilities and stockholders’ equity	$3,660,508	$3,690,783

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the six months ended

	November 30,	November 30,
	2003	2002

OPERATING ACTIVITIES
Net income	$161,027	$150,591
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	27,545	18,382
Amortization of premiums and discounts on available-for-sale securities	12,609	9,871
Provision for deferred income taxes	17,802	9,044
Tax benefit related to exercise of stock options	6,849	2,914
Provision for allowance for doubtful accounts	1,392	750
Net realized gains on sales of available-for-sale securities	(11,333)	(11,851)
Changes in operating assets and liabilities:
Interest receivable	1,399	6,133
Accounts receivable	(31,640)	(10,438)
Prepaid expenses and other current assets	(1,551)	(1,097)
Accounts payable and other current liabilities	(1,658)	(2,434)
Net change in other assets and liabilities	595	2,879

Net cash provided by operating activities	183,036	174,744

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(608,946)	(419,822)
Proceeds from sales of available-for-sale securities	577,039	661,797
Proceeds from maturities of available-for-sale securities	81,320	53,435
Net change in funds held for clients’ money market securities and other cash equivalents	44,592	(95,141)
Net change in client fund deposits	(116,175)	91,625
Purchases of property and equipment	(29,271)	(37,413)
Acquisition of businesses, net of cash acquired	—	(312,693)
Purchases of other assets	(1,640)	(812)

Net cash used in investing activities	(53,081)	(59,024)

FINANCING ACTIVITIES
Dividends paid	(86,740)	(82,620)
Proceeds from exercise of stock options	11,152	3,519

Net cash used in financing activities	(75,588)	(79,101)

Increase in cash and cash equivalents	54,367	36,619
Cash and cash equivalents, beginning of period	79,871	61,897

Cash and cash equivalents, end of period	$134,238	$98,516

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2003

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc. and its wholly owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the six months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2004.

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

Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $437.0 million and $347.8 million for the three months ended November 30, 2003 and 2002, respectively, and $841.2 million and $670.5 million for the six months ended November 30, 2003 and 2002, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year, primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters and the Company has reported greater sales commission expenses in the third quarter, which ends in February.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results, and requires these disclosures in interim financial information. The Company continues to account for its stock-based employee compensation under APB Opinion No. 25, but adopted the new disclosure requirements of SFAS 148 in the third quarter of fiscal 2003.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended		For the six months ended

(In thousands, except	November 30,	November 30,	November 30,	November 30,
per share amounts)	2003	2002	2003	2002

Net income, as reported	$80,684	$74,651	$161,027	$150,591
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,904	2,367	4,001	5,668

Pro forma net income	$78,780	$72,284	$157,026	$144,923

Earnings per share:
Basic — as reported	$.21	$.20	$.43	$.40
Basic — pro forma	$.21	$.19	$.42	$.39
Diluted — as reported	$.21	$.20	$.42	$.40
Diluted — pro forma	$.21	$.19	$.41	$.38

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted was $9.55 and $8.76, respectively, for the quarter and six months ended November 30, 2003, and $8.06 and $8.78, respectively, for the quarter and six months ended November 30, 2002. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Risk-free interest rate	2.8%	2.9%	2.5%	3.6%
Dividend yield	1.4%	1.6%	1.5%	1.6%
Volatility factor	.33	.35	.34	.35
Expected option term life in years	4.5	4.5	4.9	4.9

Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

Newly Issued Accounting Standards:

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement was effective for the Company for the fiscal year beginning June 1, 2003. The Company adopted this Statement in the first quarter of fiscal 2004 with no material impact to its results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. For Paychex, the effective date for application of FIN 46 to variable interest entities created before February 1, 2003 is the third quarter of fiscal 2004. As of November 30, 2003, the Company had not created or entered into any variable interest entities after January 31, 2003. The Company has investments in various U.S. real estate partnership arrangements, which provide income tax credits for the Company. These partnerships have been determined to be variable interest entities as defined by FIN 46. At November 30, 2003, the Company’s net invested equity in these partnerships was approximately $6.1 million. The Company has determined that it is not the primary beneficiary of these partnerships, and as such, the Company believes that adoption of FIN 46 will not have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under SFAS No. 133, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not utilize derivative instruments and therefore, the adoption of this standard did not have an impact on results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. The Company currently does not issue financial instruments covered within the scope of SFAS No. 150 and therefore, the adoption of this standard did not have an impact on results of operations or financial position.

Note B: Business Combinations

In fiscal 2003, the Company acquired two payroll processors that service small- to medium-sized businesses throughout the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314.4 million in cash. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), for $182.3 million in cash. The purchase price for InterPay was increased $.6 million during the second quarter of fiscal 2004 to reflect additional cash consideration required for certain changes in working capital measured during the three-month period immediately prior to the acquisition. The additional cash consideration was paid in December 2003.

These acquisitions provided Paychex with over 80,000 new clients and geographic coverage into some areas that were previously not served by the Company. In addition, the integration of these companies provides Paychex the opportunity to achieve economies of scale in providing services to its clients. Results of operations for Advantage and InterPay are included in the Consolidated Statements of Income since their respective acquisition dates.

Advantage has license agreements with fifteen independently owned associate offices. The associate offices are responsible for selling and marketing Advantage services and performing certain operations functions. Advantage provides all centralized back-office payroll processing and tax filing services for the associate offices, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with associate customers. Commissions earned by the associate offices are based on the volume of payrolls processed. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the Consolidated Statements of Income as payroll service revenue and selling, general, and administrative expense, respectively.

Purchase Price Allocations: The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values at the date of acquisition. During the first six months of fiscal 2004, the Company recorded adjustments to these estimated fair values and for additional purchase price required, which increased goodwill by $1.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Advantage and InterPay.

In thousands	Advantage	InterPay	Total

Current assets	$7,831	$6,432	$14,263
Funds held for clients	180,905	154,513	335,418
Deferred tax asset, net	7,826	3,540	11,366
Property and equipment	8,086	3,225	11,311
Intangible assets	59,450	35,400	94,850
Goodwill	242,845	152,249	395,094
Accounts payable and accrued expenses	(11,896)	(18,522)	(30,418)
Client fund deposits	(180,669)	(154,513)	(335,182)

Total purchase price	$314,378	$182,324	$496,702

The amounts assigned to funds held for clients represent investments in marketable securities, primarily money markets and other cash equivalents, as well as mutual funds and debt securities, which are classified as available-for-sale securities. These investments were recorded at fair value obtained from an independent pricing service as of the acquisition date. The amounts assigned to client fund deposits liability represent the cash collected from clients for payroll and tax payment obligations, which had not yet been remitted to the related client employees or tax agencies.

The amounts assigned to intangible assets primarily represent client lists and license agreements with associate offices, and were based on independent appraisals. The intangible assets will be amortized over periods ranging from seven to twelve years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

In connection with the acquisitions of Advantage and InterPay, the Company recorded $10.3 million of severance and $6.8 million of redundant lease liabilities in the allocation of the purchase price under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $4.7 million was paid in fiscal 2003, and $1.5 million and $3.0 million, respectively, was paid in the second quarter and first six months of fiscal 2004 for severance and redundant lease costs.

The amount of goodwill allocated to the Advantage purchase price was $242.8 million, which is not deductible for tax purposes. The amount of goodwill allocated to the InterPay purchase price was $152.2 million, nearly all of which is expected to be deductible for tax purposes as the acquisition includes a Section 338(h)(10) tax election.

Pro Forma Financial Information: The following table sets forth the unaudited pro forma results of operations of the Company for the periods indicated. The unaudited pro forma financial information summarizes the results of operations as if the Advantage and InterPay acquisitions had occurred at the beginning of the quarterly and year-to-date periods presented. The pro forma information contains the actual combined operating results of Paychex, Advantage, and InterPay, with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and lower interest income as a result of the sale of available-for-sale securities to fund the two acquisitions. The Company realized a total of $10.5 million of gains related to the sale of corporate investments to fund the acquisitions. These gains are included in the pro forma period presented as if they occurred at the beginning of that period. This pro forma amount does not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of the periods presented or that may be obtained in the future.

(Proforma, unaudited,	For the three months ended	For the six months ended
in thousands, except	November 30,	November 30,
per share amounts)	2002	2002

Total revenues	$286,026	$571,788
Net income	$75,230	$147,805
Diluted earnings per share	$.20	$.39

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended

(In thousands, except per	November 30,	November 30,	November 30,	November 30,
share amounts)	2003	2002	2003	2002

Basic earnings per share:
Net income	$80,684	$74,651	$161,027	$150,591

Weighted-average common shares outstanding	377,263	376,191	377,052	376,069

Basic earnings per share	$.21	$.20	$.43	$.40

Diluted earnings per share:
Net income	$80,684	$74,651	$161,027	$150,591

Weighted-average common shares outstanding	377,263	376,191	377,052	376,069
Net effect of dilutive stock options at average market prices	2,386	1,743	2,182	1,868

Weighted-average shares assuming dilution	379,649	377,934	379,234	377,937

Diluted earnings per share	$.21	$.20	$.42	$.40

Weighted-average anti-dilutive stock options	1,345	3,861	1,956	3,631

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and six months ended November 30, 2003, stock options were exercised for 490,000 and 827,000 shares of the Company’s common stock, respectively, compared with 194,000 and 437,000 shares for the prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	November 30, 2003		May 31, 2003
	(Unaudited)		(Audited)
(In thousands)
Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$1,362,416	$1,362,416	$1,407,280	$1,407,280
Available-for-sale securities:
General obligation municipal bonds	751,024	762,748	751,435	776,848
Pre-refunded municipal bonds	160,354	163,998	204,423	211,108
Revenue municipal bonds	361,668	367,579	387,878	400,702
Other debt securities	20,000	20,023	—	—
Other equity securities	20	58	20	55

Total available-for-sale securities	1,293,066	1,314,406	1,343,756	1,388,713
Other	4,178	4,137	3,771	3,376

Total funds held for clients and corporate investments	$2,659,660	$2,680,959	$2,754,807	$2,799,369

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,349,175	$2,365,454	$2,465,622	$2,498,041
Corporate investments	310,485	315,505	289,185	301,328

Total funds held for clients and corporate investments	$2,659,660	$2,680,959	$2,754,807	$2,799,369

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

At November 30, 2003, all short-term securities and available-for-sale bond securities held an A-1 or equivalent rating, with over 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note E: Property and Equipment, Net

	November 30,	May 31,
	2003	2003
(In thousands)	(Unaudited)	(Audited)

Land and improvements	$4,246	$4,205
Buildings and improvements	71,117	65,634
Data processing equipment	115,638	107,694
Software	51,122	46,901
Furniture, fixtures, and equipment	95,050	90,265
Leasehold improvements	17,831	17,425
Construction in progress	8,845	4,978

	363,849	337,102
Less: accumulated depreciation and amortization	194,828	178,063

Property and equipment, net	$169,021	$159,039

Depreciation expense was $9.6 million and $19.2 million for the three- and six-month periods in fiscal 2004 compared with $8.5 million and $15.6 million in the respective fiscal 2003 periods.

Construction in progress at November 30, 2003 and May 31, 2003 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net

	November 30,	May 31,
	2003	2003
(In thousands)	(Unaudited)	(Audited)

Client lists	$102,885	$101,643
Associate license agreements	12,250	12,250
Other intangible assets	3,600	3,550

	118,735	117,443
Less: accumulated amortization	27,385	19,101

Intangible assets, net	$91,350	$98,342

Amortization expense on intangible assets was $4.2 million and $8.3 million for the three- and six-month periods in fiscal 2004 compared with $2.2 million and $2.8 million in the respective fiscal 2003 periods.

The estimated amortization expense for the full year fiscal 2004 and the following four fiscal years, as of November 30, 2003, is as follows:

(In thousands) Fiscal year ended May 31,	Estimated amortization expense

2004	$16,437
2005	$15,232
2006	$13,469
2007	$11,846
2008	$10,058

Note G: Stock Option Plans

On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (“2002 Plan”), which became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9,108,000 shares of the Company’s common stock.

The following table summarizes stock option activity for the six months ended November 30, 2003:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2003	8,871	$23.77
Granted	1,564	$30.08
Exercised	(827)	$13.48
Forfeited	(190)	$33.14

Outstanding at November 30, 2003	9,418	$25.53

Exercisable at May 31, 2003	5,001	$17.07
Exercisable at November 30, 2003	5,363	$20.68

Options outstanding at November 30, 2003 had a weighted-average remaining contractual life of 6.5 years and exercise prices ranging from $2.45 to $51.38 per share.

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

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
(In thousands)	2003	2002	2003	2002

Net income	$80,684	$74,651	$161,027	$150,591
Changes in market value of available-for-sale securities, net of taxes	(886)	(8,027)	(15,059)	2,081

Total comprehensive income	$79,798	$66,624	$145,968	$152,672

Note I: Commitments and Contingencies

The Company is subject to various claims and legal matters that arise in the normal course of business.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-four pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc. under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims, seeking money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the discovery stage.

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

In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients, as well as other indemnifications entered into in the normal course of business. Historically, there have been no material losses related to such guarantees and indemnifications.

Note J: Related Party Transactions

During the three- and six-month periods ended November 30, 2003, the Company purchased approximately $.2 million and $.9 million, respectively, of data processing equipment and software from EMC Corporation. For both the three- and six-month periods ended November 30, 2002, the Company purchased approximately $1.8 million of data processing equipment and software from EMC Corporation. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and six months ended November 30, 2003 and 2002 (fiscal 2004 and fiscal 2003, respectively), and the financial condition at November 30, 2003 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying November 30, 2003 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003 discusses the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, investments, fixed assets, goodwill and intangible assets, potential losses resulting from its clients’ inability to meet their payroll obligations, allowance for doubtful accounts, income taxes, and contingencies. The Company bases its estimates on historical experience and assumptions believed to be reasonable under the circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Revenue Recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $437.0 million and $347.8 million for the three months ended November 30, 2003 and 2002, respectively, and $841.2 million and $670.5 million for the six months ended November 30, 2003 and 2002, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

Valuation of Investments: The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income. However, changes in the fair value of investments impacts the Company’s net income only when such investments are sold or permanent impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. Realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company periodically reviews its investment portfolio for potential write-down due to changes in credit risk or other potential valuation concerns.

Goodwill: During fiscal 2003, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) and InterPay, Inc. (“InterPay”). As a result of these purchases, the Company has recorded $395.1 million of goodwill on its Consolidated Balance Sheet at November 30, 2003. The value of this goodwill is based on an allocation of the purchase price to assets acquired and liabilities assumed for each acquisition according to estimated fair values. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Since the Company’s business is largely homogeneous, the Company has determined it will be evaluated as a single reporting unit for goodwill impairment testing.

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

RESULTS OF OPERATIONS

For the first six months of fiscal 2004, the Company generated record total revenues, net income, and diluted earnings per share. The Company’s growth continues to be adversely impacted by the effect of lower interest rates on its funds held for clients and corporate investments portfolios.

The Company’s results of operations for the first six months of fiscal 2004 were impacted by the fiscal 2003 acquisitions of two payroll service providers servicing small- to medium-sized businesses in the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314 million in cash. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”) for $182 million in cash. These two acquisitions provided Paychex with over 80,000 new clients. The Company’s results of operations for the first six months of fiscal 2004 include the results of Advantage and InterPay for the entire period. The results for the prior year six-month period include the results of Advantage from the date of acquisition.

The integration of Advantage and InterPay continues as planned. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. Certain branch operations have been integrated into existing Paychex locations, with more consolidation expected to occur throughout fiscal 2004. The Company’s primary integration focus continues to be on client service and retention. The Advantage core system is being retained for the foreseeable future in order to service clients affiliated with independently owned associate offices and Advantage co-branded products. For InterPay, the Company anticipates that approximately one-third of the clients will be converted to Paychex software platforms by the end of December 2003, and that the remaining clients will be converted by December 2004. The ability to discretely measure the financial results of Advantage and InterPay separately from the consolidated operations of the Company continues to diminish as a result of the ongoing integration process.

                        Summary of Results of Operations:

In thousands, except per share amounts
For the three months ended November 30,	2003	Change		2002	Change

Revenues:
Payroll	$255,047		15.9%	$220,026		16.7%
Human Resource and Benefits	42,512		19.3%	35,649		22.9%

Total service revenues	297,559		16.4%	255,675		17.5%
Interest on funds held for clients	14,540		10.7%	13,132	-	15.2%

Total revenues	312,099		16.1%	268,807		15.4%
Combined operating and SG&A expenses	197,284		16.3%	169,613		19.5%

Operating income	114,815		15.7%	99,194		8.9%
as a % of total revenues	36.8%			36.9%
Investment income, net	5,071	-	55.5%	11,401		39.2%

Income before income taxes	119,886		8.4%	110,595		11.4%
as a % of total revenues	38.4%			41.1%
Income taxes	39,202		9.1%	35,944		17.6%

Net income	$80,684		8.1%	$74,651		8.7%

as a % of total revenues	25.9%			27.8%
Diluted earnings per share	$.21		5.0%	$.20		11.1%

Analysis of Operating Income:
Operating income	$114,815		15.7%	$99,194		8.9%
Less: Interest on funds held for clients	14,540		10.7%	13,132	-	15.2%

Operating income (excluding interest on funds held for clients)	$100,275		16.5%	$86,062		13.8%

as a % of total service revenues	33.7%			33.7%

In thousands, except per share amounts
For the six months ended November 30,	2003	Change		2002	Change

Revenues:
Payroll	$509,670		19.8%	$425,542		12.6%
Human Resource and Benefits	83,807		20.5%	69,531		24.7%

Total service revenues	593,477		19.9%	495,073		14.2%
Interest on funds held for clients	27,875		5.6%	26,409	-	22.6%

Total revenues	621,352		19.2%	521,482		11.5%
Combined operating and SG&A expenses	391,459		22.4%	319,811		13.0%

Operating income	229,893		14.0%	201,671		9.1%
as a % of total revenues	37.0%			38.7%
Investment income, net	9,020	-	54.4%	19,786		25.9%

Income before income taxes	238,913		7.9%	221,457		10.4%
as a % of total revenues	38.5%			42.5%
Income taxes	77,886		9.9%	70,866		14.9%

Net income	$161,027		6.9%	$150,591		8.4%

as a % of total revenues	25.9%			28.9%
Diluted earnings per share	$.42		5.0%	$.40		8.1%

Analysis of Operating Income:
Operating income	$229,893		14.0%	$201,671		9.1%
Less: Interest on funds held for clients	27,875		5.6%	26,409	-	22.6%

Operating income (excluding interest on funds held for clients)	$202,018		15.3%	$175,262		16.3%

as a % of total service revenues	34.0%			35.4%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended

	November 30,	November 30,	November 30,	November 30,
($ in millions)	2003	2002	2003	2002

Average investment balances:
Funds held for clients	$2,252.5	$1,970.9	$2,276.8	$1,911.5
Corporate investments	415.0	512.0	400.4	630.6

Total	$2,667.5	$2,482.9	$2,677.2	$2,542.1

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.8%	2.5%	1.8%	2.5%
Corporate investments	2.5%	3.4%	2.7%	3.4%
Total combined funds held for clients and corporate investment portfolios	1.9%	2.7%	2.0%	2.7%

Net realized gains:
Funds held for clients	$4.4	$.6	$7.1	$2.3
Corporate investments	2.7	7.2	4.2	9.6

Total	$7.1	$7.8	$11.3	$11.9

	November 30,	May 31,
As of:	2003	2003

Unrealized gain on available-for-sale portfolio (in millions)	$21.3	$45.0
Federal Funds rate	1.00%	1.25%
Three-year “AAA” municipal securities yield	1.70%	1.40%
Total available-for-sale securities (in millions)	$1,314.4	$1,388.7
Average duration of available-for-sale securities portfolio in years	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.7%	3.1%

Total service revenues include revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services. The Company estimates that organic service revenue growth was in the range of 11% to 12% for the second quarter and first six months of fiscal 2004.

The increases in Payroll service revenues in fiscal 2004 compared with the prior year are due to the acquisitions of Advantage and InterPay in fiscal 2003, organic client base growth, increased utilization of ancillary services, and price increases. Checks per client (excluding Advantage and InterPay) for the second quarter and first six months of fiscal 2004 were comparable with the prior year periods.

As of November 30, 2003, 88% of all clients utilized the Company’s tax filing and payment services, compared with 86% at November 30, 2002. The Company believes the client utilization percentage of its tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 61% of its clients at November 30, 2003, compared with 58% at November 30, 2002. More than 90% of new clients purchase the Company’s tax filing and payment services and approximately 70% of new clients purchase its employee payment services. Major Market Services revenue increased 39% and 41% for the second quarter and six-month period of fiscal 2004 to $33.1 million and $64.7 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2004 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. The increase in Retirement Services clients reflects the continuing interest of small- to medium-sized businesses in offering retirement savings benefits to their employees. Retirement Services revenues increased 18% and 17% in the second quarter and six-month period of fiscal 2004 to $19.3 million and $37.2 million, respectively. At November 30, 2003, the Company serviced over 28,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Administrative fee revenue from the PAS and PEO products increased 29% and 30% in the second quarter and six-month period of fiscal 2004, compared with the respective prior year periods. As of November 30, 2003, the PAS and PEO products serviced over 117,000 client employees.

The increases in interest on funds held for clients are attributable to higher net realized gains on the sale of available-for-sale securities and higher average portfolio balances, offset by lower average interest rates earned in fiscal 2004. The higher average portfolio balances were driven by the acquisitions of Advantage and InterPay and by the growth in the utilization of the Company’s tax filing and payment services and employee payment services.

The increases in consolidated operating, selling, general, and administrative expenses in fiscal 2004 are due to additional costs resulting from the acquisitions of Advantage and InterPay, and investments in personnel, information technology, and facility costs to support the organic growth of the Company. In the second and fourth quarters of fiscal 2003, the Company made additional investments in its direct sales force as it integrated the sales forces of Advantage and InterPay. As a result of the acquisitions, amortization of intangible assets increased to $4.2 million and $8.3 million in the second quarter and six-month period of fiscal 2004 from $2.2 million and $2.8 million in the respective prior year periods. The impact of the acquisitions and the investment in the sales force on expense growth rates should moderate quarter-over-quarter as fiscal 2004 progresses. At November 30, 2003, the Company had approximately 9,100 employees compared with approximately 8,250 at November 30, 2002.

As a result of the above factors, operating income increased 16% and 14% in the second quarter and six-month period to $114.8 million and $229.9 million, respectively. Operating income growth continues to be negatively impacted by the lower average interest rates earned by the funds held for clients portfolio. Operating income (excluding interest on funds held for clients) increased 17% and 15% in the second quarter and six-month period to $100.3 million and $202.0 million, respectively.

Investment income, net, primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decreases in investment income are primarily due to a decrease in average daily invested balances, lower average interest rates, and lower net realized gains on the sale of available-for-sale securities. The decreases in average daily invested balances are primarily the result of the sale of corporate investments to fund the Advantage and InterPay acquisitions. The Company estimates that the year-over-year reductions in investment income due to use of corporate investments to fund the two acquisitions in fiscal 2003 were approximately $1.9 million and $5.6 million for the second quarter and year-to-date period of fiscal 2004, respectively.

The effective income tax rates were 32.7% and 32.6% in second quarter and six-month period of fiscal 2004, compared with 32.5% and 32.0% in the respective prior year periods. The increases in the effective income tax rates are primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. The full year fiscal 2004’s effective income tax rate is expected to approximate 32.6%.

Outlook:

The Company has based its full year fiscal 2004 expectations on current economic and interest rate conditions continuing with no significant changes. For the full year fiscal 2004, the Company projects Payroll service revenue growth in the range of 15% to 17%, reflecting the benefits of the acquisitions of Advantage and InterPay, and Human Resource and Benefits service revenue growth in the range of 20% to 22%. Total service revenue growth is anticipated to be in the range of 16% to 18%. The Company expects interest on funds held for clients (including realized gains) to be relatively flat in fiscal 2004, and corporate investment income to be down approximately 45% to 50% due primarily to the sale of investments in 2003 to fund the acquisitions and lower interest rates.

Based on the factors mentioned above, the Company anticipates achieving record total revenues and net income for fiscal 2004. Total revenue growth is estimated to be in the range of 15% to 17%, accompanied by net income growth in the high single digits. The impact of lower interest rates will continue to moderate year-over-year growth. In addition, the Company estimates that growth in operating income (excluding interest on funds held for clients) for the full year fiscal 2004 will be in the range of 15% to 20%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 were funded entirely by the Company’s cash and corporate investments. At November 30, 2003, the Company had $450 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments.

The Company has an uncommitted, secured, short-term line of credit from a bank totaling $350 million at a market rate of interest that expires in January 2004. The Company has an uncommitted, unsecured, short-term line of credit with a bank totaling $100 million at a market rate of interest that expires in March 2004. No amounts were outstanding against these lines of credit during the first half of fiscal 2004 or at November 30, 2003. In December 2003, the Company entered into a new uncommitted, unsecured, short-term line of credit agreement with a bank totaling $150 million at a market rate of interest, which expires in November 2004. The primary use of the lines of credit would be to fund normal business operations, if necessary. At November 30, 2003, the Company had letters of credit outstanding for $7.4 million as required by certain insurance policies. The Company enters into various purchase commitments with vendors in the ordinary course of business and at November 30, 2003, had outstanding commitments to purchase approximately $6.5 million of capital assets.

Operating activities

(In thousands)
For the six months ended November 30,	2003	Change	2002	Change

Operating cash flows	$183,036	4.7%	$174,744	28.6%

The increase in operating cash flows for the first six months of fiscal 2004 reflects higher net income offset by higher cash used by working capital. The higher cash used by working capital is primarily related to the timing of accounts receivable billing and collection and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing activities

(In thousands)
For the six months ended November 30,	2003	Change	2002	Change

Net funds held for clients and corporate investment activities	$(22,170)	—	$291,894	—
Purchases of property and equipment	(29,271)	-21.8%	(37,413)	43.4%
Acquisition of businesses, net of cash acquired	—	—	(312,693)	—
Purchases of other assets	(1,640)	102.0%	(812)	-27.0%

Net cash used in investing activities	$(53,081)	-10.1%	(59,024)	193.9%

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The amount of funds held for clients will vary based upon the timing of collecting client funds and the related remittance of funds to tax authorities for tax filing and payment services clients and employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. Additional discussion about interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Purchases of property and equipment in the prior year included the purchase of a 220,000-square-foot facility in Rochester, New York. Purchases of property and equipment in fiscal 2004 are expected to be in the range of $50 million to $55 million. Fiscal 2004 depreciation expense is projected to be approximately $40 million.

During the three- and six-month periods ended November 30, 2003, the Company purchased approximately $.2 million and $.9 million, respectively, of data processing equipment and software from EMC Corporation. For both the three- and six-month periods ended November 30, 2002, the Company purchased approximately $1.8 million of data processing equipment and software from EMC Corporation. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

Financing activities

(In thousands, except per share amounts)
For the six months ended November 30,	2003	Change	2002	Change

Dividends paid	$(86,740)	5.0%	$(82,620)		10.3%
Proceeds from exercise of stock options	11,152	216.9%	3,519	-	63.4%

Net cash used in financing activities	$(75,588)	-4.4%	$(79,101)		21.2%

Cash dividends per common share	$.23	4.5%	$.22		10.0%

Dividends paid: During the quarter ended November 30, 2003, the Company’s Board of Directors declared an increase in the quarterly dividend to $.12 per share from $.11 per share, which was paid November 17, 2003 to shareholders of record as of November 3, 2003. Future dividends are dependent on the Company’s future earnings and cash flow, and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the average exercise price per share in the six-month period of fiscal 2004, and an increase in the number of shares exercised from 437,000 in the six months of fiscal 2003 to 827,000 in the six months of fiscal 2004. The Company has recognized a tax benefit from the exercise of stock options of $6.8 million and $2.9 million for the six months ended November 30, 2003 and 2002, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

MARKET RISK FACTORS

Changes in Interest Rates and Interest Rate Risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of the Company’s longer-term available-for-sale investments. The Company generally directs investments towards high-credit-quality, fixed-rate municipal and government securities and manages the available-for-sale portfolio to a benchmark duration of 2.5 to 3.0 years. The Company does not utilize derivative financial instruments to manage interest rate risk.

The Company’s investment portfolios and the earnings from these portfolios have been impacted by the decreasing interest rate environment, as the Federal Funds rate decreased from 6.50% at the end of fiscal 2000 to the current rate of 1.00%. The decreasing interest rate environment has negatively affected net income growth and, at the same time, generated significant unrealized gains for the Company’s longer-term available-for-sale portfolio. The Company has mitigated some of the impact of lower interest rates on earnings by realizing gains from the sale of investments. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $1.4 billion at November 30, 2003, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.3 billion at November 30, 2003. Earnings from the available-for-sale-investments, which currently have an average duration of 2.3 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will also result in a decrease in the unrealized gain position of Company’s investment portfolio, and over time could produce an unrealized loss position.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2004	May 31,	May 31,
	year-to-date	2003	2002

Federal Funds rate – beginning of period	1.25%	1.75%	4.00%
Rate increase/(decrease):
First quarter	(.25)	—	(.50)
Second quarter	—	(.50)	(1.50)
Third quarter	N/A	—	(.25)
Fourth quarter	N/A	—	—

Federal Funds rate – end of period	1.00%	1.25%	1.75%

Three-year “AAA” municipal securities yield – end of period	1.70%	1.40%	2.75%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short-term and available-for-sale investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects the Company’s tax-exempt interest rates by approximately 17 basis points.

The total investment portfolio is expected to average approximately $2.9 billion for the full year fiscal 2004. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be in the range of $3.0 million to $3.5 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $21.3 million at November 30, 2003 compared with unrealized gains of $45.0 million and $29.9 million at May 31, 2003 and November 30, 2002, respectively. During the first half of fiscal 2004, the unrealized gain position ranged from approximately $21.1 million to $49.6 million. The unrealized gain position of the Company’s investment portfolios was approximately $19.0 million at December 15, 2003.

As of November 30, 2003 and May 31, 2003, the Company had approximately $1.3 billion and $1.4 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.7% and 3.1%, respectively. Assuming a hypothetical increase in interest rates on available-for-sale securities of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at November 30, 2003 would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, and by limiting amounts that can be invested in any single instrument. At November 30, 2003, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 99% of the available-for-sale securities holding an AA rating or better.

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

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-four pending lawsuits brought by licensees of payroll processing software licensed by Rapid Payroll, Inc. under various written agreements. The licensees assert breach of contract and related tort and punitive damage claims, seeking money damages and injunctive relief against Rapid Payroll, Inc. and the Company, as well as certain of its officers. The Company and Rapid Payroll are vigorously defending these actions, which are in the discovery stage.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 2, 2003. There were present at the meeting, either in person or by proxy, holders of 341,192,957 Common Shares. Stockholders elected eight Directors nominated in the August 22, 2003 Proxy Statement, incorporated here by reference, to hold office until the next Annual Meeting of Stockholders.

Results of stockholder voting are as follows:

Election of Directors	For	Withheld

B. Thomas Golisano	266,411,104	74,781,853
Betsy S. Atkins	322,508,293	18,684,664
G. Thomas Clark	251,836,148	89,356,809
David J. S. Flaschen	323,079,542	18,113,415
Phillip Horsley	311,336,681	29,856,276
Grant M. Inman	323,103,303	18,089,654
J. Robert Sebo	270,765,400	70,427,557
Joseph M. Tucci	259,253,686	81,939,271

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(1)	Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2)	Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(3)	Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	The Company furnished a report on Form 8-K on September 23, 2003 that included the Company’s press release dated September 23, 2003 reporting the Company’s results of operations for the first quarter ended August 31, 2003.

(2)	The Company furnished a report on Form 8-K on October 3, 2003 that included the Company’s press release dated October 2, 2003, which announced an increase in the quarterly dividend from $.11 per share to $.12 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: December 18, 2003	/s/ B. Thomas Golisano B. Thomas Golisano Chairman, President, and Chief Executive Officer

Date: December 18, 2003	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer, and Secretary