Form 10-Q
period 2004-02-29
PAYCHEX INC
filed 2004-03-18
CIK 723531

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	377,663,713 Shares

CLASS	OUTSTANDING AT FEBRUARY 29, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenues:
Service revenues	$328,088	$274,303	$921,565	$769,376
Interest on funds held for clients	14,518	13,486	42,393	39,895

Total revenues	342,606	287,789	963,958	809,271
Operating costs	79,239	69,006	225,345	189,252
Selling, general, and administrative expenses	146,894	117,364	392,247	316,929

Operating income	116,473	101,419	346,366	303,090
Investment income, net	3,166	3,760	12,186	23,546

Income before income taxes	119,639	105,179	358,552	326,636
Income taxes	39,121	33,658	117,007	104,524

Net income	$80,518	$71,521	$241,545	$222,112

Basic earnings per share	$.21	$.19	$.64	$.59

Diluted earnings per share	$.21	$.19	$.64	$.59

Weighted-average common shares outstanding	377,601	376,356	377,224	376,161

Weighted-average shares assuming dilution	379,795	378,081	379,410	377,982

Cash dividends per common share	$.12	$.11	$.35	$.33

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 29,	May 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$208,621	$79,871
Corporate investments	328,574	301,328
Interest receivable	17,764	22,787
Accounts receivable, net	115,726	118,512
Deferred income taxes	10,629	—
Prepaid income taxes	—	600
Prepaid expenses and other current assets	15,837	11,503

Current assets before funds held for clients	697,151	534,601
Funds held for clients	2,919,583	2,498,041

Total current assets	3,616,734	3,032,642
Other assets	6,550	7,057
Property and equipment, net	169,054	159,039
Intangible assets, net	87,630	98,342
Goodwill	395,094	393,703

Total assets	$4,275,062	$3,690,783

LIABILITIES
Accounts payable	$20,500	$22,213
Accrued compensation and related items	76,951	70,388
Deferred revenue	3,610	3,645
Accrued income taxes	20,379	—
Deferred income taxes	—	7,488
Other current liabilities	30,068	18,169

Current liabilities before client fund deposits	151,508	121,903
Client fund deposits	2,901,200	2,465,622

Total current liabilities	3,052,708	2,587,525
Deferred income taxes	12,525	7,045
Other long-term liabilities	14,317	18,842

Total liabilities	3,079,550	2,613,412

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 377,664 at February 29, 2004 and 376,698 at May 31, 2003	3,777	3,767
Additional paid-in capital	220,039	198,713
Retained earnings	955,683	846,196
Accumulated other comprehensive income	16,013	28,695

Total stockholders’ equity	1,195,512	1,077,371

Total liabilities and stockholders’ equity	$4,275,062	$3,690,783

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended
	February 29,	February 28,
	2004	2003
OPERATING ACTIVITIES
Net income	$241,545	$222,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	41,581	29,968
Amortization of premiums and discounts on available-for-sale securities	19,535	15,098
Benefit for deferred income taxes	(5,360)	(2,095)
Tax benefit related to exercise of stock options	7,842	3,635
Provision for allowance for doubtful accounts	2,228	1,428
Provision for legal reserves	10,020	810
Net realized gains on sales of available-for-sale securities	(15,842)	(12,583)
Changes in operating assets and liabilities:
Interest receivable	5,023	8,353
Accounts receivable	558	12,566
Prepaid expenses and other current assets	(4,282)	(1,333)
Accounts payable and other current liabilities	25,735	27,822
Net change in other assets and liabilities	(3,657)	4,419

Net cash provided by operating activities	324,926	310,200

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(920,144)	(607,785)
Proceeds from sales of available-for-sale securities	828,009	732,229
Proceeds from maturities of available-for-sale securities	121,595	78,265
Net change in funds held for clients’ money market securities and other cash equivalents	(501,037)	(302,291)
Net change in client fund deposits	435,850	380,943
Purchases of property and equipment	(39,229)	(48,530)
Proceeds from sales of property and equipment	7	5
Acquisition of businesses, net of cash acquired	(605)	(312,693)
Purchases of other assets	(2,058)	(3,791)

Net cash used in investing activities	(77,612)	(83,648)

FINANCING ACTIVITIES
Dividends paid	(132,058)	(124,021)
Proceeds from exercise of stock options	13,494	5,175

Net cash used in financing activities	(118,564)	(118,846)

Increase in cash and cash equivalents	128,750	107,706
Cash and cash equivalents, beginning of period	79,871	61,897

Cash and cash equivalents, end of period	$208,621	$169,603

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 29, 2004

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc. and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the nine months ended February 29, 2004 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2004.

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

Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $494.5 million and $398.0 million for the three months ended February 29, 2004 and February 28, 2003, respectively, and $1,335.7 million and $1,068.5 million for the nine months ended February 29, 2004 and February 28, 2003, respectively. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll.

Based on claims experience, during the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of incremental net PEO revenue resulting from a refund of insurance premium and a reduction in estimated claims loss exposure under the fiscal 2003 policy. The fiscal 2004 policy is similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability is $500,000. At February 29, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy, and an estimated prepayment of $1.4 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

Seasonality: There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, which ends in February, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year, primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters and the Company has reported greater sales commission expenses in the third quarter.

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

SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” requires disclosure in interim statements of the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation. This disclosure is presented in the accompanying table.

	For the three months ended		For the nine months ended
(In thousands, except	February 29,	February 28,	February 29,	February 28,
per share amounts)	2004	2003	2004	2003
Net income, as reported	$80,518	$71,521	$241,545	$222,112
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,936	2,257	5,937	7,925

Pro forma net income	$78,582	$69,264	$235,608	$214,187

Earnings per share:
Basic — as reported	$.21	$.19	$.64	$.59
Basic — pro forma	$.21	$.18	$.62	$.57
Diluted — as reported	$.21	$.19	$.64	$.59
Diluted — pro forma	$.21	$.18	$.62	$.57

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. There were no stock option grants in the third quarter of both fiscal 2004 and fiscal 2003. The weighted-average fair value of stock options granted was $8.76 for the nine months ended February 29, 2004, and $8.78 for the nine months ended February 28, 2003. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the nine months ended
	February 29,	February 28,
	2004	2003
Risk-free interest rate	2.5%	3.6%
Dividend yield	1.5%	1.6%
Volatility factor	.34	.35
Expected option term life in years	4.9	4.9

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

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. For Paychex, the effective date for application of FIN 46 to variable interest entities created before February 1, 2003 is the fourth quarter of fiscal 2004. The Company has investments in various U.S. real estate partnership arrangements, which provide income tax credits for the Company. These partnerships have been determined to be variable interest entities as defined by FIN 46. At February 29, 2004, the Company’s net invested equity in these partnerships was approximately $5.8 million. The Company has determined that it is not the primary beneficiary of these partnerships, and as such, the Company believes that adoption of FIN 46 will not have a material impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under SFAS No. 133, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not utilize derivative instruments, and therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for all financial instruments entered into or modified after May 31, 2003. The Company currently does not issue financial instruments covered within the scope of SFAS No. 150, and therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

Note B: Business Combinations

In fiscal 2003, the Company acquired two payroll processors that service small- to medium-sized businesses throughout the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314.4 million in cash. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly-owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), for $182.3 million in cash. The purchase price for InterPay was increased $.6 million during the second quarter of fiscal 2004 to reflect additional cash consideration required for certain changes in working capital measured during the three-month period immediately prior to the acquisition. The additional cash consideration was paid in December 2003.

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

Advantage has license agreements with fifteen independently owned associate offices. The associate offices are responsible for selling and marketing Advantage services and performing certain operations functions. Advantage provides all centralized back-office payroll processing and tax filing services for the associate offices, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with associate customers. Commissions earned by the associate offices are based on the volume of payrolls processed. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the Consolidated Statements of Income as service revenue and selling, general, and administrative expense, respectively.

Purchase Price Allocations: The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values at the date of acquisition. During the first nine months of fiscal 2004, the Company recorded adjustments to these estimated fair values and for additional purchase price required, which increased goodwill by $1.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Advantage and InterPay.

(In thousands)	Advantage	InterPay	Total
Current assets	$7,831	$6,432	$14,263
Funds held for clients	180,905	154,513	335,418
Deferred tax asset, net	7,826	3,540	11,366
Property and equipment	8,086	3,225	11,311
Intangible assets	59,450	35,400	94,850
Goodwill	242,845	152,249	395,094
Accounts payable and accrued expenses	(11,896)	(18,522)	(30,418)
Client fund deposits	(180,669)	(154,513)	(335,182)

Total purchase price	$314,378	$182,324	$496,702

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

In connection with the acquisitions of Advantage and InterPay, the Company recorded $10.2 million of severance and $6.5 million of redundant lease liabilities in the allocation of the purchase price under EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.” Approximately $4.7 million was paid in fiscal 2003, and $.9 million and $3.9 million, respectively, was paid in the third quarter and first nine months of fiscal 2004 for severance and redundant lease costs.

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

(Proforma, unaudited,	For the three months ended	For the nine months ended
in thousands, except	February 28,	February 28,
per share amounts)	2003	2003
Total revenues	$300,754	$872,542
Net income	$76,165	$216,830
Diluted earnings per share	$.20	$.57

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
(In thousands, except per	February 29,	February 28,	February 29,	February 28,
share amounts)	2004	2003	2004	2003
Basic earnings per share:
Net income	$80,518	$71,521	$241,545	$222,112

Weighted-average common shares outstanding	377,601	376,356	377,224	376,161

Basic earnings per share	$.21	$.19	$.64	$.59

Diluted earnings per share:
Net income	$80,518	$71,521	$241,545	$222,112

Weighted-average common shares outstanding	377,601	376,356	377,224	376,161
Net effect of dilutive stock options at average market prices	2,194	1,725	2,186	1,821

Weighted-average shares assuming dilution	379,795	378,081	379,410	377,982

Diluted earnings per share	$.21	$.19	$.64	$.59

Weighted-average anti-dilutive stock options	1,333	3,940	1,748	3,734

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and nine months ended February 29, 2004, stock options were exercised for 139,000 and 966,000 shares of the Company’s common stock, respectively, compared with 131,000 and 568,000 shares for the respective prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	February 29, 2004		May 31, 2003
(In thousands)	(Unaudited)		(Audited)
Type of issue:	Cost	Fair value	Cost	Fair value
Money market securities and other cash equivalents	$1,908,045	$1,908,045	$1,407,280	$1,407,280
Available-for-sale securities:
General obligation municipal bonds	753,496	767,794	751,435	776,848
Pre-refunded municipal bonds	150,720	153,794	204,423	211,108
Revenue municipal bonds	387,866	395,464	387,878	400,702
Other debt securities	18,500	18,524	—	—
Other equity securities	20	62	20	55

Total available-for-sale securities	1,310,602	1,335,638	1,343,756	1,388,713
Other	4,247	4,474	3,771	3,376

Total funds held for clients and corporate investments	$3,222,894	$3,248,157	$2,754,807	$2,799,369

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,901,200	$2,919,583	$2,465,622	$2,498,041
Corporate investments	321,694	328,574	289,185	301,328

Total funds held for clients and corporate investments	$3,222,894	$3,248,157	$2,754,807	$2,799,369

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

At February 29, 2004, all short-term securities and available-for-sale bond securities held an A-1 or equivalent rating, with over 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note E: Property and Equipment, Net

	February 29,	May 31,
	2004	2003
(In thousands)	(Unaudited)	(Audited)
Land and improvements	$4,246	$4,205
Buildings and improvements	71,787	65,634
Data processing equipment	115,259	107,694
Software	52,749	46,901
Furniture, fixtures, and equipment	97,251	90,265
Leasehold improvements	18,502	17,425
Construction in progress	10,234	4,978

	370,028	337,102
Less: accumulated depreciation and amortization	200,974	178,063

Property and equipment, net	$169,054	$159,039

Depreciation expense was $10.0 million and $29.2 million for the three- and nine-month periods in fiscal 2004 compared with $8.8 million and $24.4 million in the respective fiscal 2003 periods.

Construction in progress at February 29, 2004 and May 31, 2003 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net

	February 29,	May 31,
	2004	2003
(In thousands)	(Unaudited)	(Audited)
Client lists	$103,303	$101,643
Associate license agreements	12,250	12,250
Other intangible assets	3,600	3,550

	119,153	117,443
Less: accumulated amortization	31,523	19,101

Intangible assets, net	$87,630	$98,342

Amortization expense on intangible assets was $4.1 million and $12.4 million for the three- and nine-month periods in fiscal 2004 compared with $2.8 million and $5.6 million in the respective fiscal 2003 periods.

The estimated amortization expense for the full year fiscal 2004 and the following four fiscal years, as of February 29, 2004, is as follows:

Estimated
(In thousands)	amortization
Fiscal year ended May 31,	expense
2004	$16,618
2005	$15,561
2006	$13,798
2007	$12,175
2008	$10,411

Note G: Stock Option Plans

The following table summarizes stock option activity for the nine months ended February 29, 2004:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price
Outstanding at May 31, 2003	8,871	$23.77
Granted	1,564	$30.08
Exercised	(966)	$13.97
Forfeited	(270)	$32.99

Outstanding at February 29, 2004	9,199	$25.60

Exercisable at May 31, 2003	5,001	$17.07
Exercisable at February 29, 2004	5,222	$20.77

Options outstanding at February 29, 2004 had a weighted-average remaining contractual life of 6.2 years and exercise prices ranging from $2.45 to $51.38 per share.

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

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
(In thousands)	2004	2003	2004	2003
Net income	$80,518	$71,521	$241,545	$222,112
Changes in market value of available-for-sale securities, net of taxes	2,377	10,348	(12,682)	12,429

Total comprehensive income	$82,895	$81,869	$228,863	$234,541

Note I: Commitments and Contingencies

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, intellectual property infringement, and other matters.

The Company and its wholly-owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-three pending lawsuits brought by licensees of payroll processing software owned by Rapid Payroll, Inc. In August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company's indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters. On July 5, 2002, the United States District Court for the Central District of California entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. The Company has reached resolutions with nine licensees, resulting in the dismissal of seven lawsuits, which included payments totaling approximately $1.3 million. The Company, Rapid Payroll, and the individual defendants are vigorously defending the remaining twenty-three actions, which are still in the discovery stage. Among other defenses, Rapid Payroll asserts that its liability is limited, by express contractual provisions, to the amount of fees paid under the license agreements, which, as of February 29, 2004, was approximately $5.8 million for the pending actions. The Company and other defendants have been granted several motions for summary judgment dismissing various claims, and other such motions are pending or anticipated upon completion of discovery.

Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. During the third quarter of fiscal 2004, the Company recorded $9.2 million in expense to increase its reserves for the estimated costs associated with the resolution of pending legal matters. Legal reserves totaled $10.8 million and $1.1 million at February 29, 2004 and May 31, 2003, respectively, and are included in other current liabilities on the Consolidated Balance Sheets. These reserves may change in the future due to new developments or changes in the Company’s strategies.

While the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations, they are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Commitments: In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients, as well as other indemnifications entered into in the normal course of business. Historically, there have been no material losses related to such guarantees and indemnifications.

Note J: Related Party Transactions

During the three- and nine-month periods ended February 29, 2004, the Company purchased approximately $.1 million and $1.0 million, respectively, of data processing equipment and software from EMC Corporation. Purchases of data processing equipment and software from EMC Corporation were $1.8 million for the nine-month period ended February 28, 2003. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and nine months ended February 29, 2004 (fiscal 2004) and February 28, 2003 (fiscal 2003), and the financial condition at February 29, 2004 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying February 29, 2004 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period.

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $494.5 million and $398.0 million for the three months ended February 29, 2004 and February 28, 2003, respectively, and $1,335.7 million and $1,068.5 million for the nine months ended February 29, 2004 and February 28, 2003, respectively. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

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

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll.

Based on claims experience, during the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of incremental net PEO revenue resulting from a refund of insurance premium and a reduction in estimated claims loss exposure under the fiscal 2003 policy. The fiscal 2004 policy is similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability is $500,000. At February 29, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy, and an estimated prepayment of $1.4 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

Valuation of investments: The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income. However, changes in the fair value of investments impact the Company’s net income only when such investments are sold or permanent impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. Realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net. The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to mitigate this risk by investing primarily in high-credit-quality securities. The Company periodically reviews its investment portfolio for potential write-down due to changes in credit risk or other potential valuation concerns.

Goodwill: During fiscal 2003, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) and InterPay, Inc. (“InterPay”). As a result of these purchases, the Company has recorded $395.1 million of goodwill on its Consolidated Balance Sheet at February 29, 2004. The value of this goodwill is based on an allocation of the purchase price to assets acquired and liabilities assumed for each acquisition according to estimated fair values. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Since the Company’s business is largely homogeneous, the Company has determined it will be evaluated as a single reporting unit for goodwill impairment testing.

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

Contingent liabilities: As discussed in Note I of the Notes to Consolidated Financial Statements, the Company is subject to various claims and legal matters. At February 29, 2004, the Company has recorded approximately $10.8 million in reserves for pending legal matters based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires the Company to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. These reserves may change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular matter. While the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations, they are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

RESULTS OF OPERATIONS

For the third quarter and first nine months of fiscal 2004, Paychex generated record total revenues, net income, and diluted earnings per share. For the third quarter and nine months ended February 29, 2004, the Company’s total revenues grew 19% year-over-year to $342.6 million and $964.0 million, respectively. This in turn generated net income of $80.5 million, or $.21 diluted earnings per share, for the third quarter, and $241.5 million, or $.64 diluted earnings per share, for the nine-month period of fiscal 2004. Year-over-year growth in net income was 13% and 9% for the third quarter and first nine months of fiscal 2004.

The Company’s growth continues to be adversely impacted by the effect of lower interest rates on its funds held for clients and corporate investment portfolios. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.

Due to the impact of fluctuations in interest rates on interest on funds held for clients and corporate investment income, the Company also focuses on operating income excluding interest on funds held for clients in evaluating the results of operations. Operating income excluding interest on funds held for clients experienced year-over-year growth of 16% and 15% in the third quarter and first nine months of fiscal 2004 to $102.0 million and $304.0 million, respectively. Operating income excluding interest on funds held for clients as a percentage of service revenues was 31% and 33% in the fiscal 2004 three- and nine-month periods, compared with 32% and 34% in the related prior year periods.

The Company’s results of operations for the first nine months of fiscal 2004 were impacted by the acquisitions in fiscal 2003 of two payroll service providers servicing small- to medium-sized businesses in the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314 million in cash. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”) for $182 million in cash. These two acquisitions provided Paychex with over 80,000 new clients. The Company’s results of operations for the first nine months of fiscal 2004 include the results of Advantage and InterPay for the entire period. The results for the prior year nine-month period include the results of Advantage from the date of acquisition. The acquisition of InterPay impacted the growth comparisons for revenues and expenses for the third quarter and nine-month period, whereas the acquisition of Advantage primarily impacted the comparisons for the nine-month period only.

The integration of Advantage and InterPay continues as planned. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. Certain branch operations have been integrated into existing Paychex locations, with more consolidation during the remainder of fiscal 2004. The Company’s primary integration focus continues to be on client service and retention. The

Advantage core payroll system is being retained for the foreseeable future in order to service clients affiliated with independently owned associate offices and Advantage co-branded products. Approximately one-third of the InterPay clients were converted to Paychex software platforms by the end of December 2003, with the remaining clients expected to be converted by December 2004. The ability to discretely measure the financial results of Advantage and InterPay separately from the consolidated operations of the Company continues to diminish as a result of the ongoing integration process.

Further analysis of the Company’s results of operations and investment portfolios for the third quarter and nine-month period of fiscal 2004 is summarized in the following tables and discussion.

Summary of Results of Operations:

(In thousands, except per share amounts)	Feb. 29,		Feb. 28,
For the three months ended	2004	Change	2003	Change
Revenues:
Payroll	$270,615	15.0%	$235,255	20.2%
Human Resource and Benefits	57,473	47.2%	39,048	21.3%

Total service revenues	328,088	19.6%	274,303	20.3%
Interest on funds held for clients	14,518	7.7%	13,486	-9.1%

Total revenues	342,606	19.0%	287,789	18.5%
Combined operating and SG&A expenses	226,133	21.3%	186,370	19.8%

Operating income	116,473	14.8%	101,419	16.3%
as a % of total revenues	34.0%		35.2%
Investment income, net	3,166	-15.8%	3,760	-55.4%

Income before income taxes	119,639	13.7%	105,179	10.0%
as a % of total revenues	34.9%		36.5%
Income taxes	39,121	16.2%	33,658	17.4%

Net income	$80,518	12.6%	$71,521	6.8%

as a % of total revenues	23.5%		24.9%
Diluted earnings per share	$.21	10.5%	$.19	5.6%

Analysis of Operating Income:
Operating income	$116,473	14.8%	$101,419	16.3%
Less: Interest on funds held for clients	14,518	7.7%	13,486	-9.1%

Operating income (excluding interest on funds held for clients)	$101,955	15.9%	$87,933	21.5%

as a % of total service revenues	31.1%		32.1%

(In thousands, except per share amounts)	Feb. 29,		Feb. 28,
For the nine months ended	2004	Change	2003	Change
Revenues:
Payroll	$780,285	18.1%	$660,797	15.2%
Human Resource and Benefits	141,280	30.1%	108,579	23.4%

Total service revenues	921,565	19.8%	769,376	16.3%
Interest on funds held for clients	42,393	6.3%	39,895	-18.5%

Total revenues	963,958	19.1%	809,271	13.9%
Combined operating and SG&A expenses	617,592	22.0%	506,181	15.4%

Operating income	346,366	14.3%	303,090	11.4%
as a % of total revenues	35.9%		37.5%
Investment income, net	12,186	-48.2%	23,546	-2.5%

Income before income taxes	358,552	9.8%	326,636	10.3%
as a % of total revenues	37.2%		40.4%
Income taxes	117,007	11.9%	104,524	15.7%

Net income	$241,545	8.7%	$222,112	7.9%

as a % of total revenues	25.1%		27.5%
Diluted earnings per share	$.64	8.5%	$.59	9.3%

Analysis of Operating Income:
Operating income	$346,366	14.3%	$303,090	11.4%
Less: Interest on funds held for clients	42,393	6.3%	39,895	-18.5%

Operating income (excluding interest on funds held for clients)	$303,973	15.5%	$263,195	18.0%

as a % of total service revenues	33.0%		34.2%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
($ in millions)	2004	2003	2004	2003
Average investment balances:
Funds held for clients	$2,677.2	$2,374.9	$2,405.5	$2,067.1
Corporate investments	465.9	495.3	422.3	585.5

Total	$3,143.1	$2,870.2	$2,827.8	$2,652.6

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.6%	2.1%	1.8%	2.4%
Corporate investments	2.2%	3.2%	2.5%	3.3%
Total combined funds held for clients and corporate investment portfolios	1.7%	2.3%	1.9%	2.6%

Net realized gains:
Funds held for clients	$3.5	$.7	$10.6	$3.0
Corporate investments	1.0	—	5.2	9.6

Total	$4.5	$.7	$15.8	$12.6

	February 29,	May 31,
As of:	2004	2003
Unrealized gain on available-for-sale portfolio (in millions)	$25.0	$45.0
Federal Funds rate	1.00%	1.25%
Three-year “AAA” municipal securities yield	1.58%	1.40%
Total available-for-sale securities (in millions)	$1,335.6	$1,388.7
Average duration of available-for-sale securities portfolio in years	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.6%	3.1%

Total service revenues include revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services. The Company estimates that organic service revenue growth was approximately 13% for the third quarter and approximately 12% for the first nine months of fiscal 2004.

The increases in Payroll service revenues in fiscal 2004 compared with the prior year are due to the Advantage and InterPay acquisitions, organic client base growth, increased utilization of ancillary services, and price increases. Checks per client (excluding Advantage and InterPay) for the first nine months of fiscal 2004 were comparable with the prior year period.

As of February 29, 2004, 88% of all clients utilized the Company’s tax filing and payment services, compared with 87% at February 28, 2003. The Company believes the client utilization percentage of its tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 62% of its clients at February 29, 2004, compared with 59% at February 28, 2003. More than 90% of new clients purchase the Company’s tax filing and payment services and approximately 70% of new clients purchase its employee payment services. Major Market Services revenue increased 39% and 40% for the third quarter and nine-month period of fiscal 2004 to $37.9 million and $102.6 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenue in fiscal 2004 compared with the prior year are primarily related to increases in clients for Retirement Services and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. During the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of incremental net PEO revenue resulting from a refund of PEO workers’ compensation insurance premium and a reduction of the estimated claims loss exposure under the fiscal 2003 insurance policy. Excluding this item, Human Resource and Benefits service revenue increased 31% for the third quarter and 24% for the nine-month period of fiscal 2004. Retirement Services revenues increased 17% in both the third quarter and nine-month period of fiscal 2004 to $20.6 million and $57.9 million, respectively. At February 29, 2004, the Company serviced approximately 29,000 Retirement Services clients.

The Paychex Administrative Services (PAS) product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Administrative fee revenue from the PAS and PEO products increased 34% and 31% in the third quarter and nine-month period of fiscal 2004, compared with the respective prior year periods. As of February 29, 2004, the PAS and PEO products serviced over 138,000 client employees.

The increases in interest on funds held for clients are attributable to higher net realized gains on the sale of available-for-sale securities and higher average portfolio balances, offset by lower average interest rates earned in fiscal 2004. The higher average portfolio balances were driven by the acquisitions of Advantage and InterPay and by organic client growth.

The increases in consolidated operating, selling, general, and administrative expenses in fiscal 2004 are due to additional costs resulting from the Advantage and InterPay acquisitions and investments in personnel, information technology, and facility costs to support the organic growth of the Company. At February 29, 2004, the Company had approximately 9,300 employees compared with approximately 8,250 at February 28, 2003. During the third quarter of fiscal 2004, the Company recorded approximately $9.2 million in expense to increase reserves for pending legal matters. Excluding this item, consolidated expenses grew 16% and 20% year-over-year in the respective third quarter and nine-month period of fiscal 2004.

During the second and fourth quarters of fiscal 2003, the Company made additional investments in its direct sales force as it integrated the sales forces of Advantage and InterPay. As a result of the acquisitions, amortization of intangible assets increased to $4.1 million and $12.4 million in the third quarter and nine-month period of fiscal 2004 from $2.8 million and $5.6 million in the respective prior year periods. The impact of the acquisitions and the investment in the sales force on expense growth rates began to moderate quarter-over-quarter during the third quarter and will continue to moderate as fiscal 2004 progresses.

As a result of the above factors, operating income increased 15% and 14% in the third quarter and nine-month period to $116.5 million and $346.4 million, respectively.

Investment income, net, primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decreases in investment income are primarily due to a decrease in average daily invested balances and lower average interest rates. For the third quarter, investment income included higher net realized gains on the sale of available-for-sale securities than in the third quarter of fiscal 2003, whereas the nine-month period reflected lower net realized gains than in the respective fiscal 2003 period. The decreases in average daily invested balances are primarily the result of the sale of corporate investments to fund the Advantage and InterPay acquisitions. The Company estimates that the year-over-year reductions in investment income due to use of corporate investments to fund the two acquisitions in fiscal 2003 were approximately $1.4 million and $7.0 million for the third quarter and year-to-date period of fiscal 2004, respectively.

The effective income tax rates were 32.7% and 32.6% in third quarter and nine-month period of fiscal 2004, compared with 32.0% in both the respective prior year periods. The increases in the effective income tax rates are primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. The full year fiscal 2004’s effective income tax rate is expected to approximate 32.6%.

Outlook:

The Company’s current outlook for the full year fiscal 2004 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 15% to 17%, reflecting the benefits of the Advantage and InterPay acquisitions.

•	Human Resource and Benefits service revenue growth is expected to approximate 30%, reflecting the benefit of the incremental net PEO revenue discussed above.

•	Total service revenue growth is projected to be in the range of 17% to 19%.

•	Interest on funds held for clients is expected to be relatively flat year-over-year.

•	Total revenue growth is estimated to be in the range of 16% to 18%.

•	Corporate investment income is anticipated to decrease approximately 45% to 50% primarily due to the sales of investments in fiscal 2003 to fund the acquisitions and the impact of lower interest rates.

•	Net income growth is expected to be in the range of 8% to 10%.

•	Growth in operating income excluding interest on funds held for clients is expected to be in the range of 15% to 20%.

These projections are based on current economic and interest rate conditions continuing with no significant changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, capital purchases, purchases of corporate investments, and dividend payments primarily through cash generated from its operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 were funded entirely by the Company’s cash and corporate investments. At February 29, 2004, the Company had $537 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments for the foreseeable future.

The Company has borrowing capacity available under three uncommitted, short-term lines of credit with financial institutions at market rates of interest as follows:

Expiration Date	Amount Available	Secured/Unsecured
March 2004	$100 million	Unsecured
November 2004	$150 million	Unsecured
January 2005	$350 million	Secured

No amounts were outstanding against these lines of credit during the first nine months of fiscal 2004 or at February 29, 2004. The primary use of the lines of credit would be to meet short-term funding requirements related to client funds deposit obligations or to fund normal business operations, if necessary. The secured line of credit is collateralized primarily by securities in the Company’s investment portfolios.

At February 29, 2004, the Company had letters of credit outstanding for $8.4 million as required by certain insurance policies. The Company enters into various purchase commitments with vendors in the ordinary course of business and at February 29, 2004, had outstanding commitments to purchase approximately $3.6 million of capital assets.

Operating activities

(In thousands)	February 29,		February 28,
For the nine months ended	2004	Change	2003	Change
Net cash flows provided by operating activities	$324,926	4.7%	$310,200	11.9%

The increase in operating cash flows for the first nine months of fiscal 2004 reflects higher net income adjusted for non-cash items, offset by lower cash provided by working capital. The fluctuation in working capital is primarily related to the timing of accounts receivable billing and collection, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing activities

(In thousands)	February 29,		February 28,
For the nine months ended	2004	Change	2003	Change
Net funds held for clients and corporate investment activities	$(35,727)	—	$281,361	—
Purchases of property and equipment	(39,229)	-19.2%	(48,530)	48.4%
Proceeds from the sale of property and equipment	7	40.0%	5	-50.0%
Acquisition of businesses, net of cash acquired	(605)	—	(312,693)	—
Purchases of other assets	(2,058)	-45.7%	(3,791)	199.0%

Net cash used in investing activities	$(77,612)	-7.2%	$(83,648)	36.7%

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

During the three- and nine-month periods ended February 29, 2004, the Company purchased approximately $.1 million and $1.0 million, respectively, of data processing equipment and software from EMC Corporation. Purchases of data processing equipment and software from EMC Corporation were $1.8 million for the nine-month period ended February 28, 2003. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

Financing activities

(In thousands, except per share
amounts)	February 29,		February 28,
For the nine months ended	2004	Change	2003	Change
Dividends paid	$(132,058)	6.5%	$(124,021)	6.8%
Proceeds from exercise of stock options	13,494	160.8%	5,175	-62.5%

Net cash used in financing activities	$(118,564)	-.2%	$(118,846)	16.1%

Cash dividends per common share	$.35	6.1%	$.33	6.5%

Dividends paid: During the quarter ended February 29, 2004, the Company’s Board of Directors declared a dividend in the amount of $.12 per share, which was paid February 16, 2004 to shareholders of record as of February 2, 2004. Future dividends are dependent on the Company’s future earnings and cash flow, and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the average exercise price per share in the nine-month period of fiscal 2004, and an increase in the number of shares exercised from 568,000 in the nine months of fiscal 2003 to 966,000 in the nine months of fiscal 2004. The Company has recognized a tax benefit from the exercise of stock options of $7.8 million and $3.6 million for the nine months ended February 29, 2004 and February 28, 2003, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $1.9 billion at February 29, 2004, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.3 billion at February 29, 2004. Earnings from the available-for-sale-investments, which currently have an average duration of 2.3 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will also result in a decrease in the unrealized gain position of Company’s investment portfolio, and over time could produce an unrealized loss position.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2004	May 31,	May 31,
	year-to-date	2003	2002
Federal Funds rate – beginning of period	1.25%	1.75%	4.00%
Rate increase/(decrease):
First quarter	(.25)	—	(.50)
Second quarter	—	(.50)	(1.50)
Third quarter	—	—	(.25)
Fourth quarter	N/A	—	—

Federal Funds rate – end of period	1.00%	1.25%	1.75%

Three-year “AAA” municipal securities yield – end of period	1.58%	1.40%	2.75%

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

The total investment portfolio is expected to average approximately $2.9 billion for the full year fiscal 2004. The Company’s normal and anticipated allocation is approximately 50% invested in short-term securities with a duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.5 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $25.0 million at February 29, 2004 compared with unrealized gains of $45.0 million and $46.1 million at May 31, 2003 and February 28, 2003, respectively. During the first nine months of fiscal 2004, the unrealized gain position ranged from approximately $18.0 million to $49.6 million. The unrealized gain position of the Company’s investment portfolios was approximately $26.4 million at March 15, 2004.

As of February 29, 2004 and May 31, 2003, the Company had approximately $1.3 billion and $1.4 billion, respectively, invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.6% and 3.1%, respectively. Assuming a hypothetical increase in interest rates on available-for-sale securities of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at February 29, 2004 would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity, and with no related or immediate impact to the results of operations.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At February 29, 2004, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 99% of the available-for-sale securities holding an AA rating or better.

OTHER

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following or those which are described in the Company’s SEC filings, including the most recent Form 10-K: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, executing expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(1)	Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2)	Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(3)	Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	The Company furnished a report on Form 8-K on December 18, 2003 that included the Company’s press release dated December 18, 2003 reporting the Company’s results of operations for the second quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: March 18, 2004	/s/ B. Thomas Golisano

B. Thomas Golisano
Chairman, President, and
Chief Executive Officer

Date: March 18, 2004	/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief
Financial Officer, and Secretary