Form 10-K
period 2004-05-31
PAYCHEX INC
filed 2004-07-20
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐.

      As of November 30, 2003, shares held by nonaffiliates of the registrant had an aggregate market value of $12,742,795,000.

      As of June 30, 2004, 378,093,104 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated By Reference

      Portions of the registrant’s Definitive Proxy Statement for its Annual Meeting to be held on October 6, 2004, are incorporated herein by reference thereto in response to Part III, Items 10 through 14, inclusive.

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in the “Risk Factors Section” of Item 1 of this Form 10-K: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, execution of expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; the possibility that internal control weaknesses may be identified during control reviews; potential unfavorable outcomes related to pending legal matters; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

Item 1.	Business

      Paychex, Inc. (the “Company” or “Paychex”) is a leading, national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. Paychex, a Delaware corporation, was formed in 1979 through the consolidation of seventeen corporations engaged in providing computerized payroll accounting services. As of the end of fiscal 2004, the Company serviced approximately 505,000 clients and had approximately 9,400 employees. The Company has its corporate headquarters in Rochester, New York, and more than 100 offices nationwide. The Company’s fiscal year ends May 31.

      Information about the Company’s products and services, shareholder information, press releases, and filings with the Securities and Exchange Commission (SEC) can be found on the Company’s Web site at www.paychex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports, are made available, free of charge, on the Investor Relations section of this Web site as soon as reasonably practical after such material is filed with, or furnished to the SEC. Also, copies of the Company’s annual report to shareholders and proxy statement will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Company Strategy

      As part of its continuing growth strategy, Paychex is focused on the following:

•	Achieving strong financial performance while providing high-quality, timely, accurate, and affordable payroll processing services and value-added, comprehensive ancillary services to meet the human resource and employee benefits needs of the Company’s client base.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing over 100 of the largest markets in the United States.

•	Growing the client base, primarily through the Company’s direct sales force, while minimizing client losses.

•	Capitalizing on the growth opportunities, from within the current client base and from new clients, by increasing utilization of the Company’s payroll-related and human resource ancillary products.

•	Capitalizing on and leveraging the Company’s highly developed technological and operating infrastructure.

•	Supplementing the Company’s growth through strategic acquisition or expansion of product offerings when opportunities arise.

      During fiscal 2003, Paychex acquired two comprehensive payroll service providers servicing small- to medium-sized businesses. Advantage Payroll Services, Inc. (“Advantage”) was acquired September 20, 2002, for $314 million in cash, including the redemption of preferred stock and repayment of outstanding debt of Advantage. InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), was acquired April 1, 2003, for $182 million in cash. These acquisitions provided Paychex with over 80,000 new clients and geographic coverage into some areas that were not previously served by the Company. In addition, the integration of these companies provides Paychex the opportunity to achieve economies of scale in providing services to its clients.

      During fiscal 2003 and fiscal 2004, the Company has been actively integrating Advantage and InterPay into the operations of Paychex. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. In addition, by the end of fiscal 2004, most branch operations were combined into existing Paychex locations. The Company’s focus has been on client service and retention. The Advantage payroll system will be retained to service clients affiliated with the independently owned associate offices and Advantage co-branded products. Approximately one-half of the Interpay clients were converted to Paychex software platforms by the end of fiscal 2004, with the remainder expected to be converted by December 2004.

      In October 2003, Paychex purchased the Time In A Box® product, a time and attendance solution for small- to medium-sized businesses, from Stromberg LLC (“Stromberg”). Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg, a provider of time and attendance software solutions, for $13.6 million. These product line acquisitions allow Paychex to offer value-added products and services to payroll and non-payroll clients.

      In the fourth quarter of fiscal 2004, Paychex began a start-up payroll sales and operations facility in Germany, representing the first expansion of Paychex outside of the United States. By the end of the fiscal 2004, this location had acquired a small number of clients.

Market Opportunities

      The outsourcing of business processes is a growing trend within the United States. Outsourcing of the payroll and human resource functions allows small-to medium-sized businesses to minimize the compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are able to reduce processing costs and administrative burdens while, at the same time, adding competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that Paychex has built, along with the broad portfolio of ancillary services it offers its clients, have enabled the Company to capitalize on this outsourcing trend.

      There are approximately 7.5 million employers in the payroll markets that Paychex currently serves within the United States. Of those employers, 99% have fewer than 100 employees and are the Company’s primary customers and target market. Based on industry data, the Company estimates that all payroll processors combined serve somewhere between 15% to 20% of the potential businesses, with much of the unpenetrated market in businesses with ten or fewer employees. Paychex remains focused on servicing small- to medium-sized businesses based upon this growth potential that management believes exists in this market segment.

Clients

      Paychex serves a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the continental United States. At May 31, 2004, the Company serviced approximately 505,000 clients. The Company utilizes service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. Paychex’s client losses have historically been slightly higher than 20% of the beginning client base. The most significant factor contributing to client losses is companies going out of business. No single client has a material impact on total service revenues or results of operations.

      The composition of the market and the client base serviced by the Company (in the United States) by employee size is as follows:

Business size	Estimated market distribution
(Number of employees)	(7.5 million businesses in areas served)	Paychex client base

1-4	74%	37%
5-19	20%	44%
20-49	4%	13%
50-99	1%	4%
100+	1%	2%

Products and Services

      Paychex offers a comprehensive portfolio of payroll, payroll-related, and human resource products to meet the diverse needs of its client base. These include payroll processing, tax filing and payment, employee payment, time and attendance solutions, regulatory compliance (new-hire reporting and garnishment processing), retirement services administration, employee benefits administration, workers’ compensation insurance, and comprehensive bundled human resource administrative services. By offering ancillary services that leverage the information gathered in the base payroll processing service, Paychex is able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. The Company earns its revenues primarily through recurring fees for repetitive services performed related to these products. Service revenues are largely driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period.

      Payroll Processing: Payroll processing is the backbone of the Paychex product portfolio. The Paychex Payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed.

      The Core Payroll product is generally targeted for clients with one to forty-nine employees, although many clients with fifty or more employees utilize this service. The Company’s average Core Payroll client (including Advantage and InterPay clients) employs approximately thirteen people and processes approximately thirty-one payrolls each year. Core Payroll clients communicate their payroll information, including hours worked by each employee and any personnel or compensation changes, usually by telephone or fax, to their assigned payroll specialist. Upon receiving the information from the client, the Paychex payroll specialist enters it into the payroll system. Paychex trains these specialists in all facets of payroll preparation and applicable tax regulations and continually updates this training. Clients can also transfer data from their personal computer by using the Paychex Paylink® software or via the Internet. Clients receive payroll checks and reports from either a delivery service, the United States Postal Service, or by picking them up at the local Paychex branch.

      Paychex also offers Core Payroll services to its clients and their accountants via Paychex Online. This secure Internet site offers clients a suite of interactive, self-service products and services twenty-four hours a day, seven days a week. These include Paychex Online PayrollSM, Internet Time Sheet, Internet Report Service, and General Ledger Reporting Service. Clients can communicate payroll information via Internet Time Sheet or use the Online Payroll service, as well as access current and historical payroll information using the Paychex Internet Report Service. The General Ledger Reporting Service transfers payroll information calculated by Paychex to the client’s general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Over 100,000 clients are currently utilizing some type of online service.

      The Company’s Major Market Services (MMS) Payroll product primarily targets companies that have outgrown the Company’s Core Payroll service or new clients that have fifty or more employees or more complex payroll and benefits needs. Due to expansion efforts in recent years, the Company currently offers this product in all of its significant markets. Approximately one-third of new MMS clients are conversions from the Company’s Core Payroll product.

      Most MMS clients communicate their payroll information to Paychex using the Company’s Preview® software. Preview provides clients in-house control of payroll and human resource information because the software and the payroll and human resource database reside on the client’s personal computer or personal computer network. Clients can produce reports and checks at their convenience. Paychex handles the software maintenance and provides the client ancillary services as requested.

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

      Tax Filing and Payment Services: As of May 31, 2004, 89% of the Company’s clients utilized its tax filing and payment services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the appropriate agencies (federal, state, and local). More than 90% of new clients purchase the Company’s tax filing and payment services. The Company believes that the client utilization percentage of these services is near maturity. In connection with these services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the respective due dates. These taxes are typically paid between one and thirty days after receipt of collections from clients, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late or underpayments of taxes. Clients utilizing the tax filing and payment services are charged a base fee each period that payroll is processed. In addition to fees paid by clients, the Company earns interest on client funds that are collected before due dates and invested until remittance to the appropriate taxing authority.

      Employee Payment Services: As of May 31, 2004, 63% of the Company’s clients utilized its employee payment services, which provide the employer the option of paying their employees by Direct Deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account. More than 70% of new clients purchase some form of employee payment services. For the first three methods, Paychex electronically collects net payroll from the client’s bank account, typically one day before payroll, and provides payment to the employee on payday. The Company offers flexible payment options that offer the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by the client, the Company earns interest on client funds that are collected before pay dates and invested until remittance to the client’s employees.

      The tax filing and payment services and employee payment services are integrated with the Company’s Payroll processing service. Interest earned on funds held for clients is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.

      Time and Attendance Solutions: Paychex offers Time In A Box and other time and attendance solutions, which help minimize the time spent compiling time sheet information. These computer-based systems allow the employer flexibility to handle multiple payroll scenarios and result in improved productivity, accuracy, and reliability in the payroll process. Certain clients are charged a monthly fee for use of hardware, software, and support. Clients also have the option to purchase the hardware and software with annual maintenance contracts.

      Regulatory Compliance Services: Paychex offers New-Hire Reporting services, which enable clients to comply with federal and state requirements to report information on newly hired employees, to aid the government in enforcing child support orders, and to minimize fraudulent unemployment and workers’ compensation insurance claims. The Company’s Garnishment Processing service provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligation to fulfillment. These services enable employers to comply with legal requirements and reduce the risk of penalties.

      Comprehensive Administrative Services: The Paychex Administrative Services (PAS) product provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. PAS offers businesses a package of services that includes payroll, employer compliance, human resource and employee benefits administration, and employee risk management. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and benefit costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (PEO), which provides businesses with the same combined package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The Company’s PEO is operated primarily in Florida and Georgia, where PEOs are more prevalent. Paychex offers its PEO product through its subsidiary, Paychex Business Solutions, Inc. For these two products, the client pays a fee per employee per processing period. As of May 31, 2004, the PAS and PEO products combined serviced over 157,000 client employees.

      Retirement Services: The Company’s Retirement Services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with Safe Harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant access online, electronic funds transfer, and other administrative services. Selling efforts for these products are focused primarily on the Company’s existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. Retirement Services products were utilized by over 29,000 clients at May 31, 2004. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. Paychex is now one of the largest 401(k) recordkeepers for small businesses in the United States. Clients utilizing this service are charged a monthly fee and a fee per employee. Client employee 401(k) funds externally managed totaled approximately $3.9 billion at May 31, 2004. The Company earns a fee approximating thirty basis points from the external managers based on the total of client employee 401(k) funds.

      Workers’ Compensation Services: Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. Paychex provides Workers’ Compensation Insurance Administration services by serving, via its licensed insurance agency, as a general agent providing qualified workers’ compensation insurance through a variety of insurance carriers who are underwriters. The Pay-As-You-GoSM program uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. The Workers’ Compensation Report Service provides the client with comprehensive information to allow it to better manage its workers’ compensation insurance costs. As of May 31, 2004, approximately 37,000 clients utilized the Workers’ Compensation insurance products.

      Section 125 Plans: The Company offers the outsourcing of plan administration under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pretax dollars, which can result in a reduction in payroll taxes for employers and employees. The Flexible Spending Account Plan allows a client’s employees to pay, with pretax dollars, health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services.

      Other Human Resource Products: Group health benefits are offered in select geographic areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource and Benefits products include employee handbooks, management manuals, and personnel forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Sales and Marketing

      The Company markets its services primarily through its direct sales force based in major metropolitan markets serviced by the Company. The Company’s sales representatives specialize in Core Payroll, Major Market Services Payroll, or Human Resource and Benefits product lines. For fiscal 2005, the Company’s sales force is expected to total approximately 1,625, with 1,045 focused on Core Payroll, 175 focused on Major Market Services Payroll, and 405 focused on various Human Resource and Benefits products. The Human Resource and Benefits sales force is comprised of 220 401(k) recordkeeping sales representatives, 135 PAS/ PEO sales representatives, and 50 licensed agents selling Workers’ Compensation Insurance services. In addition to its direct selling and marketing efforts, the Company utilizes relationships with existing clients, certified public accountants (CPAs), and banks for new client referrals. Approximately two-thirds of the Company’s new clients (excluding acquisitions) come from these referral sources. To further enhance its strong relationship with CPAs, during fiscal 2004, Paychex partnered with the American Institute of Certified Public Accountants (AICPA) as the preferred payroll provider for its AICPA Business Solutions Partner Program. The sales force for Human Resource and Benefits products is primarily focused on selling products and services to existing payroll clients as their processed payroll information provides the data integration necessary to provide these services.

      The Company’s Web site at www.paychex.com, which includes online payroll sales presentations and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of the field sales force. This online tool allows Paychex to market to clients in more geographically remote areas. The Company’s sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. The Company has grown and expects to continue to grow its direct sales force. In recent years, the Company has increased its emphasis on the selling of ancillary services to both new clients and its existing client base.

      The acquisitions of Advantage and InterPay provided Paychex with additional sales channels. Paychex, through its acquisition of Advantage, has license agreements with fifteen independently owned associate offices, which are responsible for selling and marketing payroll services and performing certain operational functions, while Paychex provides all centralized back-office payroll processing and tax filing services. In addition, as a result of the Advantage acquisition, Paychex has a relationship with NEBS® (“New England Business Service, Inc.”) whereby Paychex performs all client functions other than sales and marketing. As part of the InterPay acquisition, Fleet entered into a referral relationship with Paychex.

Competition

      The market for payroll processing and human resource services is highly competitive and fragmented. The Company believes its primary national competitor, ADP® (“Automatic Data Processing”), is the largest U.S. third-party provider of payroll processing and human resource services in terms of revenue. Paychex competes with other national, regional, local, and online service providers, all of which have significantly smaller client bases.

      In addition to traditional payroll processing and human resource service providers, the Company competes with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. The Company’s Human Resource and Benefits products also compete with a variety of providers of unbundled human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.

      Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, breadth of product offering, and price. Paychex believes it is competitive in each of these areas.

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

Employees

      As of May 31, 2004, the Company employed approximately 9,400 people. None of the employees are covered by collective bargaining agreements.

Intellectual Property

      The Company owns or licenses and uses a number of trademarks, trade names, copyrights, service marks, trade secrets, computer programs and software, and other intellectual property rights. Taken as a whole, the Company’s intellectual property rights are material to the conduct of the Company’s business. Where it is determined to be appropriate, the Company takes measures to protect its intellectual property rights, including by way of example, through confidentiality/non-disclosure agreements or policies with employees, vendors and others, use of license agreements with licensees and licensors of intellectual property, and registration of certain trademarks. Paychex believes that the “Paychex” name, trademark, and logo are of material importance to the Company.

Seasonality

      There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, which ends in February, the number of new Payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year, primarily because a majority of new clients start using services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters, with greater sales commission expenses also reported in these quarters.

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

      The Company may make errors and omissions in providing services: Processing, tracking, collecting, and remitting client funds to the various taxing authorities, client employees, and other third parties are complex operations. Errors have occurred in the past and are likely to occur in the future. These errors could include, but are not limited to, late filing with tax agencies, underpayment of taxes, and failure to comply with applicable banking regulations and laws relating to employee benefits administration, which could result in significant penalties and liabilities that would adversely affect the Company’s results of operations. The Company could also transfer funds in error to an incorrect party or for the wrong amount, and may be unable to correct the error or recover the funds, resulting in a loss to the Company.

      Changes in government regulations and policies could adversely impact the business: Many of the Company’s services, particularly tax filing and payment services and benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of the Company’s services and substantially decrease its revenue. Added requirements could also increase the cost of doing business. Failure by the Company to modify its services in a timely fashion in response to regulatory changes could have adverse effects on the Company’s results of operations.

      Failure of third-party service providers to perform their functions could harm the business: As part of providing services to clients, Paychex relies on a number of third-party service providers. These providers include, but are not limited to, couriers used to deliver client payroll checks and banks, which electronically transfer funds from clients to their employees. Failure by these providers, for any reason, to deliver their services in a timely manner could result in material interruptions to Company operations, impact client relations, and result in significant penalties or liabilities to the Company.

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

      Legal matters: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, intellectual property infringement, and other matters. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effect is recorded.

      Any of the above risk factors could cause damage to the Company’s business reputation, which is important to the Company’s ability to attract new clients and retain existing clients. Other risk factors include the following:

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

      Stock price volatility: The market price of the Company’s common stock may be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in ratings or financial estimates by securities analysts, general economic conditions, fluctuations in the stock market that are not directly related to the Company’s operating performance, and other factors and events that are beyond the Company’s control. These and other factors can lead to fluctuations in the price of the Company’s stock.

      Quantitative and qualitative disclosures about market risk: Refer to Item 7A of this Form 10-K for discussion on Market Risk Factors.

Item 2.	Properties

      The Company’s headquarters are located at 911 Panorama Trail South, Rochester, New York 14625 in a 140,000-square-foot building complex owned by the Company. In addition, within the Rochester area, the Company owns four facilities, which account for a combined total of 435,000 square feet, and leases approximately 67,000 square feet in two office complexes. These facilities house various administrative and technology functions, certain ancillary service functions, and a telemarketing unit.

      In addition, outside of Rochester, New York, the Company leases approximately 1,768,000 square feet of space for its regional, branch, and sales offices, and data processing centers at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York; Philadelphia, Pennsylvania; Auburn, Maine; and Rock Hill, South Carolina, which together account for approximately 105,000 square feet. The Company leases approximately 3,500 square feet of space for an office in Germany. The Company believes that adequate, suitable lease space will continue to be available for its needs.

Item 3.	Legal Proceedings

      The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, intellectual property infringement, and other matters.

      The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-two lawsuits pending in Los Angeles Superior Court and the United States District Court for the Central District of California brought by licensees of payroll processing software owned by Rapid Payroll. In August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its Chief Executive Officer, and its Senior

Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as they relate to these pending matters. On July 5, 2002, the federal court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. The Company has reached resolutions with certain licensees, resulting in the dismissal of eight lawsuits, which included payments totaling approximately $1.6 million. The Company, Rapid Payroll, and the individual defendants are vigorously defending the remaining twenty-two actions, which are in various stages. Among other defenses, Rapid Payroll asserts that its liability is limited, by express contractual provisions, to the amount of fees paid under the license agreements. The Company and other defendants have been granted several motions for summary judgment dismissing various claims, and other such motions are pending or anticipated upon completion of discovery.

      On June 18, 2004, a Superior Court jury found that Rapid Payroll had breached its license agreement with Payroll Partnership, L.P. and two related entities. The jury awarded approximately $6.4 million in compensatory damages against Rapid Payroll, which plans to file post-trial motions and, if necessary, to appeal. The Superior Court dismissed other claims against Rapid Payroll, the Company, and the individual defendants, including fraud and tort causes of action. The six remaining state court cases are to be tried one after the other in Superior Court, beginning with a jury trial currently scheduled to begin on August 23, 2004. Discovery and motions are continuing in the federal court cases, with the first trial currently scheduled to start in January 2005.

      Based on the application of Statement of Financial Accounting Standard (SFAS) No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. During the third and fourth quarters of fiscal 2004, the Company recorded $9.2 million and $26.6 million, respectively, in expense to increase the reserve for the estimated costs associated with the resolution of pending legal matters. The legal reserve totaled $35.0 million and $1.1 million at May 31, 2004 and May 31, 2003, respectively, and is included in other current liabilities on the Consolidated Balance Sheets. This reserve may change in the future due to new developments or changes in the Company’s strategies.

      In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      The Company’s common stock trades on The NASDAQ Stock Market® under the symbol “PAYX.” Dividends have historically been paid in August, November, February, and May. The level and continuation of future dividends are dependent on the Company’s future earnings and cash flows, and are subject to the discretion of the Board of Directors.

      On June 30, 2004, there were 19,201 holders of record of the Company’s common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 8,222 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,045 participants in the Paychex, Inc. Employee Stock Ownership Plan.

      The high and low sale prices for the Company’s common stock as reported on The NASDAQ Stock Market and dividends for the two fiscal years ended May 31, 2004 and 2003, are as follows:

	Fiscal 2004			Fiscal 2003

	Sales prices			Sales prices
			Cash dividends			Cash dividends
	High	Low	declared per share	High	Low	declared per share

First quarter	$37.07	$28.43	$.11	$34.68	$20.15	$.11
Second quarter	$40.54	$33.35	$.12	$29.93	$21.56	$.11
Third quarter	$40.00	$31.74	$.12	$29.85	$23.74	$.11
Fourth quarter	$39.12	$31.88	$.12	$32.19	$23.68	$.11

      The closing price of the Company’s common stock on May 28, 2004, as reported on The NASDAQ Stock Market, was $37.51 per share.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2004	2003	2002	2001	2000

Service revenues	$1,240,093	$1,046,029	$892,189	$786,521	$669,319
Interest on funds held for clients	54,254	53,050	62,721	83,336	58,800

Total revenues	$1,294,347	$1,099,079	$954,910	$869,857	$728,119

Operating income	$433,315	$401,041	$363,694	$336,702	$258,893
Net income	$302,950	$293,452	$274,531	$254,869	$190,007
Diluted earnings per share	$.80	$.78	$.73	$.68	$.51
Cash dividends per share	$.47	$.44	$.42	$.33	$.22
Total assets	$3,950,203	$3,690,783	$2,953,075	$2,907,196	$2,455,577
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,199,973	$1,077,371	$923,981	$757,842	$563,432

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the Company’s operating results for each of the three fiscal years in the period ended May 31, 2004 (fiscal 2004, 2003, and 2002), and its financial condition at May 31, 2004. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and risk factors discussed in Item 1 of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained at the beginning of this Form 10-K.

Overview

      Paychex is a leading, national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small-to medium-sized businesses. The Company has a broad portfolio of products and services that allows its clients to meet their diverse payroll and human resource needs. These include payroll processing, tax filing and payment, employee payment, time and attendance systems, regulatory compliance (new-hire reporting and garnishment processing), retirement services administration, employee benefits administration, workers’ compensation insurance, and comprehensive bundled human resource administrative services. The Company’s strategy is focused on growing its client base, increasing utilization of ancillary services, and leveraging its technological and operating infrastructure. The Company earns its revenues primarily through recurring fees for repetitive services performed related to these products. Service revenues are largely driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. The Company also earns interest on funds held for clients between the time of collection from clients and remittance to the respective tax agencies or client employees.

      In fiscal 2004, the Company completed its fourteenth consecutive year of record total revenues, net income, and diluted earnings per share. For fiscal 2004, total revenues grew 18% year-over-year to $1,294.3 million. This in turn generated net income of $303.0 million, or $.80 diluted earnings per share. In comparison, revenues for fiscal 2003 increased 15% year-over-year to $1,099.1 million. Net income in fiscal 2003 was $293.5 million, or $.78 diluted earnings per share. Year-over-year growth in net income was 3% and 7% for fiscal 2004 and fiscal 2003, respectively. Operating income increased 8% year-over-year in fiscal 2004 to $433.3 million, compared with a year-over-year increase in fiscal 2003 of 10% to $401.0 million.

      During fiscal 2004, the Company’s results of operations were impacted by expense charges to increase the reserve for pending legal matters of Rapid Payroll, Inc. (a wholly owned subsidiary of the Company). These charges totaled $35.8 million, reflecting $9.2 million recorded in the third quarter and $26.6 million recorded in the fourth quarter. The expense charges reduced diluted earnings per share for fiscal 2004 by approximately $.06 per share.

      The fiscal 2004 results of operations were also impacted by approximately $6.4 million of net incremental PEO revenue resulting from a refund of PEO workers’ compensation insurance premiums and a reduction of the estimated claims loss exposure under the fiscal 2003 insurance policy, which was recorded in the third quarter.

      The Company’s results of operations for fiscal 2004 and fiscal 2003 were also impacted by the acquisitions in fiscal 2003 of two payroll service providers servicing small- to medium-sized businesses in the United States. On September 20, 2002, Paychex acquired Advantage Payroll Services, Inc. (“Advantage”) for $314 million in cash. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”) for $182 million in cash. These two acquisitions provided Paychex with over 80,000 new clients. The Company’s results of operations for fiscal 2004 include the results of Advantage and InterPay for the entire period. The results of operations for fiscal 2003 include the results of Advantage and InterPay from the respective dates of acquisition. In April 2004, the Company acquired substantially all of the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance software solutions, for $13.6 million. The Company paid $12.6 million in the fourth quarter of fiscal 2004 and an additional $1.0 million is expected to be paid in the fourth quarter of fiscal 2005. The Stromberg acquisition did not have a material impact on the results of operations of the Company for fiscal 2004. For additional information related to these acquisitions refer to Note B in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

      During fiscal 2002, fiscal 2003, and fiscal 2004, the Company, and the industry as a whole, experienced lower growth rates as a result of challenging economic conditions and the effect of lower interest rates. The downturn in the economy impacted payroll service revenues as a result of lower checks per client as existing clients reduced their work forces. Checks per client (excluding Advantage and InterPay) decreased 3.0% and ..5% year-over-year in fiscal 2002 and fiscal 2003, respectively. For fiscal 2004, checks per client (excluding Advantage and InterPay) were relatively comparable with the prior year period.

      In response to economic conditions, the Federal Reserve lowered the Federal Funds rate thirteen times from January 2001 through May 31, 2004 to 1.00%, for a cumulative 550-basis-point reduction. Lower interest rates have adversely impacted income earned on the Company’s funds held for clients and corporate investment portfolios. During the last three fiscal years, the Company was able to offset some of the impact of lower interest rates by realizing gains from the sale of available-for-sale investments in both the client funds and corporate investment portfolios.

      Due to the impact of fluctuations in interest rates earned on funds held for clients and corporate investments, the Company also focuses on operating income excluding interest on funds held for clients in evaluating the results of operations. Operating income excluding interest on funds held for clients experienced year-over-year growth of 9% in fiscal 2004 and 16% in fiscal 2003, increasing to $379.1 million and $347.9 million, respectively. Operating income was also impacted by the $35.8 million of expense charges to increase the reserve for pending legal matters and the $6.4 million of net incremental PEO revenue. Operating income excluding interest on funds held for clients and these two unusual items was $408.5 million in fiscal 2004, an increase of 17% year-over-year.

      Paychex continues to make investments in the business as part of its growth strategy. Some of these investments include the following:

      Growing the client base and increasing utilization of ancillary services: In fiscal 2004, the Company reached a milestone as its client base increased to approximately 505,000 clients at May 31, 2004. This compares with approximately 490,000 clients at May 31, 2003, and over 390,000 clients at May 31, 2002. The acquisitions of Advantage and InterPay in fiscal 2003 accounted for over 80,000 clients. Year-over-year client growth was approximately 3% for fiscal 2004. Client growth excluding the impact of the acquisitions was approximately 7% for fiscal 2004 and slightly less than 5% for fiscal 2003.

      Paychex has continued to invest in its direct sales force, as the Company believes there is opportunity for growth within the target market of small- to medium-sized businesses. The approximate composition of the Company’s direct sales force is summarized in the following table:

For fiscal year	2004	2003	2002

Core Payroll	985	900	880
MMS Payroll	150	125	100
Human Resources/401(k)	200	180	165
PAS/ PEO	105	80	65
Licensed agents for workers’ compensation	40	40	40

Total sales representatives	1,480	1,325	1,250

      The Company believes there are opportunities for growth within the current client base, as well as with new clients, through increased utilization of the Company’s payroll-related and human resource ancillary services. Ancillary services effectively leverage the payroll processing data and, therefore, are beneficial to the Company’s operating margin. Penetration of the Company’s tax filing and payment services and employee payment services has continued to increase, and totals 89% and 63%, respectively, at May 31, 2004. Client bases in the human resource and employee benefits areas have continued to grow, as shown in the following table:

As of May 31,	2004	2003	2002

401(k) recordkeeping clients	29,000	26,000	23,000
Workers’ compensation insurance clients	37,000	32,000	26,000
PAS/ PEO worksite employees	157,000	103,000	80,000

      Effective integration of acquired businesses: During fiscal 2003 and fiscal 2004, the Company has been integrating Advantage and InterPay into the operations of Paychex. These integration efforts will lead to efficiencies in operations and services provided to clients. By the end of fiscal 2003, the sales forces of these companies were combined with the Paychex sales force, and the responsibility for their operations and corporate support had been integrated into the management structure of Paychex. By the end of fiscal 2004, most branch operations had been integrated into existing Paychex locations. The Company’s primary integration focus continues to be on client service and retention. The Advantage payroll system is being retained for the foreseeable future in order to service clients affiliated with independently owned associate offices and Advantage co-branded products. Approximately one-half of the InterPay clients were converted to Paychex software platforms by the end of May 2004, with the remaining clients expected to be converted by December 2004.

      Focus on customer service: The Company has always focused on customer service and minimizing client losses, and in fiscal 2004, client satisfaction survey results improved over fiscal 2003. Client losses, which are slightly higher than 20% of the beginning client base, are near historical lows. The most significant factor contributing to client losses is companies going out of business. In addition, Paychex has invested in efforts to reduce turnover of payroll specialists, who are the primary contact with the clients, through improvements in work processes, technology, and compensation. These efforts have resulted in an improvement in retention of payroll specialists.

      Other initiatives: Other initiatives during fiscal 2004 include the following:

•	Paychex expanded its product line to include time and attendance solutions products.

•	In the fourth quarter of fiscal 2004, Paychex began operating a start-up payroll sales and operations facility in Germany. This represents the first expansion of Paychex outside of the United States.

•	Paychex expanded its network of offices within the United States by opening four new offices in mid-tier markets. The Company anticipates opening additional offices in similar-sized markets in fiscal 2005.

      None of these initiatives, either individually or in the aggregate, had a material impact on the Company’s results of operations.

      In fiscal 2003, the Company placed into service a $30 million consolidated data center in Rochester, New York. This data center was designed to enhance data processing and disaster recovery capabilities.

      At May 31, 2004, the Company maintains a strong financial position with total cash and corporate investments of $523.8 million. The Company’s primary source of cash is its ongoing operations. Cash flow from operations was $390.1 million in fiscal 2004 and $373.7 million in fiscal 2003, year-over-year increases of 4% and 23%, respectively. Historically, the Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments from its operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 and Stromberg in fiscal 2004, were funded from the Company’s cash and corporate investments. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support normal business operations, capital purchases, and current dividend payments for the foreseeable future.

      For further analysis of the Company’s results of operations for fiscal years 2004, 2003, and 2002, and financial position at May 31, 2004, refer to the discussion of “Critical Accounting Policies” and the charts and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this review.

Critical Accounting Policies

      Note A to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting policies. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates the accounting policies and estimates used to prepare the Consolidated Financial Statements, including, but not limited to, those related to revenue recognition, PEO workers’ compensation insurance, investments, goodwill and intangible assets, fixed assets, potential losses resulting from its clients’ inability to meet their payroll obligations, contingencies, allowance for doubtful accounts, and income taxes. The Company bases its estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

      Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Paychex provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues, and the costs for delivery are included in operating costs on the Consolidated Statements of Income.

      Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $1,846.1 million, $1,460.7 million, and $1,056.9 million for fiscal 2004, 2003, and 2002, respectively.

      Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates, for payroll tax filing and payment services and employee payment services, and invested (funds held for clients) until remittance to the applicable tax agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

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

      Based on claims experience, during the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of net incremental PEO revenue resulting from a refund of insurance premiums and a reduction in estimated claims loss exposure under the fiscal 2003 policy. The fiscal 2004 policy is similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability is $500,000. At May 31, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy, and an estimated prepayment of $5.0 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

      Valuation of investments: The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income as reported on the Company’s Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact the Company’s net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.

      The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to mitigate this risk by investing primarily in high-credit-quality securities. The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and its ability and intent to hold the investment until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

      Goodwill and intangible assets: For business combinations, Paychex assigns estimated fair values to all assets and liabilities acquired, including intangible assets such as customer lists, certain license agreements, trade names, and non-compete agreements. The assignment of fair values to acquired assets and liabilities and the determination of useful lives for depreciable and amortizable assets requires significant estimates, judgments, and assumptions. For certain fixed assets, including software, and intangible assets, the Company utilizes the assistance of independent valuation consultants. The remaining purchase price of the acquired business not assigned to identifiable assets and liabilities is recorded as goodwill.

      The Company has $405.7 million of goodwill recorded on its Consolidated Balance Sheet at May 31, 2004, resulting from acquisitions in fiscal 2003 and fiscal 2004. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company performs its annual review at the beginning of the fourth fiscal quarter. The Company’s business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. Based on the results of the Company’s goodwill impairment review, no impairment charge was recognized. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of the goodwill balance.

      The Company also tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

      Fixed assets: The carrying value of fixed assets, including costs for acquired software and software developed for internal use, reflects estimates, assumptions, and judgments relative to capitalized costs, useful lives, utilization, and salvage value. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe costs are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company reviews the carrying value of fixed assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      Accrual for client fund losses: The Company maintains an accrual for estimated losses associated with its clients’ inability to meet their payroll obligations. As part of providing payroll, tax filing and payment services, and employee payment services, Paychex is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. The Company evaluates certain uncollected amounts on a specific basis and analyzes historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.

      Contingent liabilities: The Company is subject to various claims and legal matters. During the third and fourth quarters of fiscal 2004, the Company recorded $9.2 million and $26.6 million, respectively, in expense charges to increase the reserve for pending legal matters. At May 31, 2004, the Company has recorded approximately $35.0 million in the reserve for pending legal matters based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires the Company to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular matter. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters refer to Note L in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, which is incorporated herein by reference thereto.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2004	Change	2003	Change	2002	Change

Revenues:
Payroll	$1,042.4	16%	$897.5	17%	$770.3	12%
Human Resource and Benefits	197.7	33%	148.5	22%	121.9	25%

Total service revenues	1,240.1	19%	1,046.0	17%	892.2	13%
Interest on funds held for clients	54.2	2%	53.1	-15%	62.7	-25%

Total revenues	1,294.3	18%	1,099.1	15%	954.9	10%
Combined operating and SG&A expenses	861.0	23%	698.1	18%	591.2	11%

Operating income	433.3	8%	401.0	10%	363.7	8%
as a % of total revenues	33%		36%		38%
Investment income, net	16.5	-46%	30.5	-3%	31.3	15%

Income before income taxes	449.8	4%	431.5	9%	395.0	9%
as a % of total revenues	35%		39%		41%
Income taxes	146.8	6%	138.0	15%	120.5	10%

Net income	$303.0	3%	$293.5	7%	$274.5	8%

as a % of total revenues	23%		27%		29%
Diluted earnings per share	$.80	3%	$.78	7%	$.73	7%

Analysis of Operating Income:
Operating income	$433.3	8%	$401.0	10%	$363.7	8%
Less: Interest on funds held for clients	54.2	2%	53.1	-15%	62.7	-25%

Operating income excluding interest on funds held for clients	$379.1	9%	$347.9	16%	$301.0	19%

as a % of total service revenues	31%		33%		34%
Adjustment for fiscal 2004 unusual items:
Plus: Expense charges to increase the reserve for pending legal matters	35.8		—		—
Less: Net incremental PEO revenue	6.4		—		—

	29.4		—		—

Operating income excluding interest on funds held for clients and unusual items	$408.5	17%	$347.9	16%	$301.0	19%

as a % of total service revenues	33%		33%		34%

      Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

($ in millions)
For the fiscal year ended May 31,	2004	2003	2002

Average investment balances:
Funds held for clients	$2,515.3	$2,176.4	$1,852.4
Corporate investments	446.9	547.6	686.5

Total	$2,962.2	$2,724.0	$2,538.9

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	1.7%	2.3%	2.9%
Corporate investments	2.3%	3.3%	3.7%
Combined funds held for clients and corporate investment portfolios	1.8%	2.5%	3.1%

Net realized gains:
Funds held for clients	$11.5	$4.0	$9.2
Corporate investments	7.4	13.7	6.7

Total	$18.9	$17.7	$15.9

As of May 31,	2004	2003	2002

Unrealized (losses)/gains on available-for-sale portfolio (in millions)	$(4.2)	$45.0	$26.7
Federal Funds rate	1.00%	1.25%	1.75%
Three-year “AAA” municipal securities yield	2.50%	1.40%	2.75%
Total available-for-sale securities (in millions)	$1,358.7	$1,388.7	$1,502.7
Average duration of available-for-sale securities portfolio in years	2.1	2.3	2.3
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.3%	3.1%	3.6%

      Revenues: Total service revenues are comprised of revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services. The company estimates that year-over-year organic service revenue growth was approximately 13% for fiscal 2004 and approximately 11% for fiscal 2003.

      The increase in Payroll service revenues in fiscal 2004 compared with fiscal 2003 is due to the acquisitions of Advantage and InterPay, organic client base growth, increased utilization of ancillary services, and price increases. The increase in Payroll service revenues in fiscal 2003 compared with fiscal 2002 is attributable to the same factors.

      As of May 31, 2004, 89% of all clients utilized the Company’s tax filing and payment services, compared with 87% at May 31, 2003, and 85% at May 31, 2002. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 63% of its clients at May 31, 2004, compared with 60% at May 31, 2003, and 57% at May 31, 2002. More than 90% of new clients purchase the Company’s tax filing and payment services and more than 70% of new clients purchase employee payment services. Major Market Services revenues totaled $139.7 million,

$101.7 million, and $71.7 million for fiscal years 2004, 2003, and 2002, respectively. This represents year-over-year revenue growth of 37% for fiscal 2004 and 42% for fiscal 2003. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

      The increases in Human Resource and Benefits service revenues in fiscal 2004 and fiscal 2003 are primarily related to increases in the number of clients utilizing Retirement Services products and increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced. Fiscal 2004 also benefited from improving net PEO workers’ compensation revenue under the fiscal 2004 insurance policy and higher workers’ compensation Pay-As-You-GoSM revenue. In the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of net incremental PEO revenue resulting from a refund of PEO workers’ compensation insurance premiums and a reduction of the estimated claims loss exposure under the fiscal 2003 insurance policy. Excluding this item, Human Resource and Benefits service revenues increased 29% for fiscal 2004. Human Resource and Benefits service revenues excluding total PEO revenue increased 24% in fiscal 2004. Retirement Services revenues totaled $79.0 million, $66.7 million, and $56.5 million in fiscal 2004, 2003, and 2002, respectively. This represents year-over-year revenue growth of 18% for both fiscal 2004 and fiscal 2003. The Company serviced over 29,000 and over 26,000 Retirement Services clients at May 31, 2004 and 2003, respectively.

      The PAS product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for businesses to manage their payroll and benefit costs. The Company’s PEO product provides primarily the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenues from these products increasing 34% and 40% for fiscal 2004 and 2003, respectively. The PAS and PEO products serviced over 157,000 and over 103,000 client employees as of May 31, 2004 and 2003, respectively.

      The increase in interest on funds held for clients in fiscal 2004 compared with fiscal 2003 is the result of higher net realized gains on the sale of available-for-sale securities and higher average portfolio balances, offset by lower average interest rates earned in fiscal 2004. In fiscal 2003, interest on funds held for clients declined when compared to fiscal 2002 due to lower average interest rates earned and a decrease in net realized gains, offset somewhat by higher average portfolio balances. The higher average portfolio balances in both fiscal 2004 and fiscal 2003 were driven by the acquisitions of Advantage and InterPay in fiscal 2003 and from organic client base growth.

      Expenses: The following table summarizes total consolidated operating, selling, general, and administrative expenses:

In millions	2004	Change	2003	Change	2002	Change

Compensation-related expenses	$510.2	17%	$435.7	16%	$375.7	12%
Facilities (excluding depreciation) expenses	45.3	7%	42.4	16%	36.7	21%
Depreciation of property and equipment	39.2	16%	33.9	26%	27.0	11%
Amortization of intangible assets	16.6	75%	9.5	280%	2.5	25%
Expense charges to increase legal reserve	35.8	—	—	—	—	—
Other expenses	213.9	21%	176.6	18%	149.3	7%

Total operating and SG&A expenses	$861.0	23%	$698.1	18%	$591.2	11%

      The increases in most expense categories in fiscal 2004 and fiscal 2003 were due in part to the acquisitions of Advantage and InterPay in fiscal 2003. This includes the additional investment the Company made in its direct sales force in the second and fourth quarters of fiscal 2003, as it integrated the sales forces of Advantage and InterPay. The remaining increases are primarily due to investments in personnel, information technology, and facility costs to support the organic growth of the Company. At May 31, 2004, the Company had approximately 9,400 employees compared with approximately 8,850 at May 31, 2003, and 7,400 at May 31, 2002.

      Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. In addition to the impact from the acquisitions, depreciation expense in fiscal 2004 and fiscal 2003 was higher due in part to the purchase of a 220,000-square-foot facility in Rochester, New York, and the placement of a $30 million consolidated data center into service, both of which occurred during the first half of fiscal 2003. Amortization of intangible assets is primarily related to client lists obtained from the acquisitions. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support the business. Fiscal 2004’s expense growth was also impacted by higher legal and professional service fees. During fiscal 2004, the Company recorded approximately $35.8 million in expense charges to increase the reserve for pending legal matters. Excluding this amount, consolidated expenses grew 18% in fiscal 2004.

      Operating Income: As a result of the above factors, operating income increased 8% and 10% in fiscal 2004 and fiscal 2003 to $433.3 million and $401.0 million, respectively.

      Investment Income: Investment income, net primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decrease in investment income in fiscal 2004 compared with fiscal 2003 is mainly due to a decrease in average daily invested balances, lower average interest rates earned, and lower net realized gains on the sale of available-for-sale investments. The decrease in investment income in fiscal 2003 compared with fiscal 2002 is mainly due to a decrease in average daily invested balances and lower average interest rates earned, offset by higher net realized gains on the sale of available-for-sale securities. The decrease in average daily invested balances in fiscal 2004 and fiscal 2003, and higher net realized gains in fiscal 2003, are primarily the result of the sale of corporate investments to fund the Advantage and InterPay acquisitions in fiscal 2003. The Company estimates that year-over-year reductions in investment income due to the use of corporate investments to fund the two acquisitions in fiscal 2003 were approximately $7.4 million and $7.6 million, respectively, in fiscal 2004 and fiscal 2003.

      Income Taxes: The effective income tax rate was 32.6% in fiscal 2004, compared with 32.0% in fiscal 2003 and 30.5% in fiscal 2002. The increases in the effective income tax rate are primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. Fiscal 2005’s effective income tax rate is expected to approximate 33.0%. See Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Outlook

      The Company’s current outlook for the full fiscal year 2005 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource and Benefits service revenue growth is expected to be in the range of 12% to 14%, reflecting the impact of the net incremental PEO revenue benefit recorded in fiscal 2004. Human Resource and Benefits service revenue growth excluding total PEO revenue is expected to be in the range of 21% to 23%.

•	Total service revenue growth is projected to be in the range of 10% to 12%.

•	Interest on funds held for clients is expected to decrease approximately 10% to 15%.

•	Total revenue growth is estimated to be in the range of 9% to 11%.

•	Corporate investment income is anticipated to decrease approximately 25% to 30%.

•	Net income growth is expected to be in the range of 16% to 18%.

•	Growth in operating income excluding interest on funds held for clients, the expense charges for pending legal matters, and the net incremental PEO revenue, is expected to be in excess of 15%.

      These projections are based on current economic and interest rate conditions continuing with no significant changes.

Liquidity and Capital Resources

      At May 31, 2004, the Company’s principal source of liquidity was $523.8 million of cash and corporate investment balances. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, purchases of property and equipment, and current dividend payments for the foreseeable future.

Commitments and Contractual Obligations

      The Company has unused borrowing capacity available under three uncommitted, short-term lines of credit with financial institutions at market rates of interest as follows:

Expiration Date	Amount Available	Secured/Unsecured

July 2004	$150 million	Unsecured
January 2005	$350 million	Secured
June 2005	$100 million	Unsecured

      The primary uses of the lines of credit would be to meet short-term funding requirements related to client fund deposit obligations or to fund normal business operations, if necessary. The secured line of credit is collateralized primarily by securities in the Company’s investment portfolios. No amounts were outstanding against these lines of credit during fiscal 2004 or at May 31, 2004. The Company intends to renew the short-term line of credit, which expires at the end of July 2004.

      At May 31, 2004, the Company had letters of credit outstanding totaling $8.4 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2004 and December 2005. In June 2004, the Company entered into a $24.5 million letter of credit arrangement to secure a commitment for an insurance policy. The letters of credit are secured by securities held in the Company’s investment portfolios.

      At May 31, 2004, the Company had recorded $1.0 million in other current liabilities for the additional purchase price expected to be paid for the Stromberg acquisition in the fourth quarter of fiscal 2005.

      The Company has entered into various operating leases and purchase obligations that, under U.S. generally accepted accounting principles, are not reflected on the Consolidated Balance Sheets at May 31, 2004. The table below summarizes the Company’s estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other long-term liabilities on the Consolidated Balance Sheets at May 31, 2004:

	Payments due by period

		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$130.8	$32.4	$51.8	$32.7	$13.9
Other purchase obligations(2)	32.8	23.0	9.8	—	—
Other long-term liabilities(3)	4.6	1.4	1.6	.5	1.1

Total	$168.2	$56.8	$63.2	$33.2	$15.0

(1)	The Company’s operating leases are primarily for office space and equipment used by its operations throughout the United States. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage and InterPay, which are included in the table above with other long-term liabilities.

(2)	Purchase obligations include the Company’s estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $5.4 million of commitments to purchase capital assets. Amounts actually paid under some of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other long-term liabilities are reflected in the Consolidated Balance Sheets at May 31, 2004, with $1.4 million in other current liabilities and $3.2 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $10.7 million are excluded because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

      Paychex, through its acquisition of Advantage, has license agreements with fifteen independently owned associate offices, which are responsible for selling and marketing the Company’s payroll services and performing certain operational functions, while Paychex provides all centralized back-office payroll processing and tax filing services. In addition, the Company has a relationship with NEBS (“New England Business Service, Inc.”) whereby Paychex performs all client functions other than sales and marketing. Under these arrangements, Paychex pays the Associates and NEBS commissions based on processing activity for the related clients. Since the actual amounts of future payments is uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates and NEBS in fiscal 2004 was $14.4 million.

      In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients. The Company has entered into indemnification agreements with its Officers and Directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services to Paychex and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.

      Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities. Historically, the amounts accrued have not been material.

Off-Balance Sheet Arrangements

      As part of its ongoing business, Paychex does not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Operating Cash Flow Activities

In millions	2004	2003	2002

Net income	$303.0	$293.5	$274.5
Non-cash adjustments to net income	106.7	64.6	60.8
Cash (used by) provided by changes in working capital and other assets and other liabilities	(19.6)	15.6	(31.5)

Net cash provided by operating activities	$390.1	$373.7	$303.8

      The increase in operating cash flows in fiscal 2004 reflects higher net income adjusted for non-cash items, offset by cash used by working capital. The increase in operating cash flows in fiscal 2003 is due to higher net income adjusted for non-cash items and cash provided by working capital. The increases in non-cash adjustments to net income are primarily related to higher depreciation and amortization on fixed and intangible assets. In fiscal 2004, non-cash adjustments to net income were also impacted by $35.8 million in expense charges to increase the reserve for pending legal matters. The fluctuations in working capital between periods were primarily related to the timing of accounts receivable billing and collection, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

In millions	2004	2003	2002

Net funds held for clients and corporate investment activities	$(25.1)	$358.2	$(94.7)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(50.6)	(60.2)	(54.4)
Acquisitions of businesses, net of cash acquired	(13.2)	(492.6)	—
Purchases of other assets	(2.4)	(3.9)	(2.2)

Net cash used in investing activities	$(91.3)	$(198.5)	$(151.3)

      Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K.

      The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment services and employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. During fiscal 2003, corporate investments were sold to fund the acquisitions of Advantage and InterPay. Additional discussion of interest rates and related risks is included in Item 7A of this Form 10-K.

      Acquisitions of businesses, net of cash acquired: In fiscal 2004, the Company paid approximately $12.6 million in cash for the acquisition of Stromberg and $.6 million of additional purchase price related to the InterPay acquisition. In fiscal 2003, the company paid $314.4 million in cash for the acquisition of Advantage and $181.7 million in cash for the acquisition of InterPay.

      Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. In fiscal 2004, the Company made purchases of property and equipment of $50.6 million, compared with $60.2 million of purchases in fiscal 2003, and $54.4 million in fiscal 2002. The capital expenditures in fiscal 2003 include the purchase of a 220,000-square-foot facility in Rochester, New York. In the second quarter of fiscal 2003, the Company placed into service a consolidated data center to enhance data processing and disaster recovery capabilities. Purchases of data processing equipment, software, and building improvements in fiscal 2003 and 2002 for the data center were approximately $12.2 million and $18.3 million, respectively. Construction in progress totaled $10.9 million and $5.0 million at May 31, 2004 and 2003, respectively. These amounts primarily represent costs for software being developed for internal use.

      During fiscal 2004, fiscal 2003, and fiscal 2002, the Company purchased approximately $1.2 million, $2.6 million, and $11.2 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

      Purchases of property and equipment in fiscal 2005 are expected to be in the range of $65 million to $70 million. The expected increase in fiscal 2005 capital expenditures reflects higher anticipated purchases for printing equipment, communication system upgrades, and branch expansions. Fiscal 2005 depreciation expense is projected to be in the range of $40 million to $45 million. In addition, the Company projects amortization of intangible assets for fiscal 2005 to be in the range of $15 million to $16 million.

Financing Cash Flow Activities

In millions, except per share amounts	2004	2003	2002

Dividends paid	$(177.4)	$(165.5)	$(157.5)
Proceeds from exercise of stock options	18.3	8.2	21.0

Net cash used in financing activities	$(159.1)	$(157.3)	$(136.5)

Cash dividends per common share	$.47	$.44	$.42

      Dividends paid: In October 2003, the Board of Directors approved a 9.1% increase in the quarterly dividend payment to $.12 per share from $.11 per share. In October 2001, the Board of Directors approved a 22.2% increase in the quarterly dividend payment to $.11 per share from $.09 per share. The dividends paid as a percentage of net income totaled 59%, 56%, and 57% in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

      Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options in fiscal 2004 compared with fiscal 2003 is primarily due to an increase in both the average exercise price per share and the number of shares exercised. The decrease in proceeds from the exercise of stock options in fiscal 2003 compared with fiscal 2002 is due to a decrease in the number of shares exercised. Shares exercised in fiscal 2004 were 1.3 million compared with .8 million shares in fiscal 2003, and 2.2 million shares in fiscal 2002. The Company has recognized a tax benefit from the exercise of stock options of $10.2 million, $5.5 million, and $24.1 million for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes. See Note G to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on the Company’s stock option plans.

Other

      New accounting pronouncements: In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement was effective for the Company for the fiscal year beginning June 1, 2003. The Company adopted this Statement in the first quarter of fiscal 2004, with no material impact on its results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. For Paychex, the effective date for application of FIN 46 to variable interest entities created before February 1, 2003, was the fourth quarter of fiscal 2004. The Company has investments in various U.S. real estate partnership arrangements, which provide income tax credits for the Company. These partnerships have been determined to be variable interest entities as defined by FIN 46. At May 31, 2004, the Company’s net invested equity in these partnerships was approximately $6.1 million. The Company has determined that it is not the primary beneficiary of these partnerships and, therefore, the Company’s adoption of FIN 46 in the fourth quarter of fiscal 2004 did not have a material impact on its results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under SFAS No. 133, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not utilize derivative instruments and, therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. The Company currently does not issue financial instruments covered within the scope of SFAS No. 150 and, therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

      Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of the Company’s longer-term available-for-sale investments. The Company generally directs investments towards high-credit-quality, fixed-rate municipal and government securities and manages the available-for-sale portfolio to a benchmark duration of two and one-half to three years. The Company does not utilize derivative financial instruments to manage interest rate risk.

      The Company’s investment portfolios and the earnings from these portfolios have been impacted by the decreasing interest rate environment, as the federal funds rate decreased from 6.50% at the end of fiscal 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment has negatively affected net income growth in fiscal years 2004, 2003, and 2002, and generated significant unrealized gains for the Company’s longer-term available-for-sale portfolio during most of the same periods. The Company has mitigated some of the impact of lower interest rates on earnings by realizing gains from the sale of investments. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes, as discussed below.

      Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $1.5 billion at May 31, 2004, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.4 billion at May 31, 2004. Earnings from the available-for-sale investments, which currently have an average duration of 2.1 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will generally result in a decrease in the fair value of the Company’s investment portfolio.

      The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2004	2003	2002

Federal Funds rate — beginning of fiscal year	1.25%	1.75%	4.00%
Rate decrease:
First quarter	(.25)	—	(.50)
Second quarter	—	(.50)	(1.50)
Third quarter	—	—	(.25)
Fourth quarter	—	—	—

Federal Funds rate — end of fiscal year	1.00%	1.25%	1.75%

Three-year “AAA” municipal securities yields — end of fiscal year	2.50%	1.40%	2.75%

      On June 29, 2004, the Federal Funds rate was increased to 1.25%.

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

      The total investment portfolio is expected to average approximately $3.3 billion in fiscal 2005. The Company’s normal and anticipated allocation is approximately 60% invested in short-term securities with an average duration of thirty days and 40% invested in available-for-sale municipal securities with an average duration of two and one-half to three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at the beginning of fiscal 2005 would be in the range of $3.5 million to $4.0 million for fiscal 2005.

      The combined funds held for clients and corporate available-for-sale investment portfolios reflected a net unrealized loss of $4.2 million at May 31, 2004, compared with net unrealized gains of $45.0 million at May 31, 2003, and $26.7 million at May 31, 2002. During the fourth quarter of fiscal 2004, interest rates on longer-term securities began to increase while short-term rates remained fairly consistent. The three-year “AAA” municipal securities yield increased to 2.50% at May 31, 2004, from 1.58% at February 29, 2004. This trend in longer-term interest rates resulted in a decrease in the fair value of the Company’s investment portfolios, as the Company’s $25.0 million net unrealized gain position at February 29, 2004, changed to a $4.2 million net unrealized loss position at May 31, 2004. During fiscal 2004, the net unrealized gain or loss position ranged from approximately $7.6 million net unrealized loss to $49.6 million net unrealized gain. The range of unrealized gains in fiscal 2003 was $22.3 million to $49.7 million. The net unrealized loss position of the Company’s investment portfolios was approximately $.3 million at July 14, 2004. See Note D of the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for additional disclosures about the Company’s investment portfolios.

      As of May 31, 2004, and May 31, 2003, the Company had $1.4 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.3% and 3.1%, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at May 31, 2004, would be in the range of $7.0 million to $7.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity and with no related or immediate impact on the results of operations.

      Credit risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, and by limiting amounts that can be invested in any single instrument. At May 31, 2004, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 99% of available-for-sale securities holding an AA rating or better.

Item 8.	Financial Statements and Supplementary Data

Report of Ernst & Young LLP Independent Registered Public Accounting Firm

Board of Directors

Paychex, Inc.

      We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Buffalo, New York

June 24, 2004

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

In thousands, except per share amounts

Year ended May 31,	2004	2003	2002

Revenues:
Service revenues	$1,240,093	$1,046,029	$892,189
Interest on funds held for clients	54,254	53,050	62,721

Total revenues	1,294,347	1,099,079	954,910
Operating costs	303,436	258,862	220,697
Selling, general, and administrative expenses	557,596	439,176	370,519

Operating income	433,315	401,041	363,694
Investment income, net	16,469	30,503	31,315

Income before income taxes	449,784	431,544	395,009
Income taxes	146,834	138,092	120,478

Net income	$302,950	$293,452	$274,531

Basic earnings per share	$.80	$.78	$.73

Diluted earnings per share	$.80	$.78	$.73

Weighted-average common shares outstanding	377,371	376,263	374,747

Weighted-average shares assuming dilution	379,524	378,083	378,002

Cash dividends per common share	$.47	$.44	$.42

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In thousands

May 31,	2004	2003

Assets
Cash and cash equivalents	$219,492	$79,871
Corporate investments	304,348	301,328
Interest receivable	22,564	22,787
Accounts receivable, net	135,764	118,512
Deferred income taxes	25,646	—
Prepaid income taxes	1,962	600
Prepaid expenses and other current assets	16,938	11,503

Current assets before funds held for clients	726,714	534,601
Funds held for clients	2,553,733	2,498,041

Total current assets	3,280,447	3,032,642
Other assets	8,207	7,057
Property and equipment, net	171,346	159,039
Intangible assets, net	84,551	98,342
Goodwill	405,652	393,703

Total assets	$3,950,203	$3,690,783

Liabilities
Accounts payable	$22,589	$22,213
Accrued compensation and related items	87,344	70,388
Deferred revenue	3,650	3,645
Deferred income taxes	—	7,488
Legal reserve	35,047	1,101
Other current liabilities	18,049	17,068

Current liabilities before client fund deposits	166,679	121,903
Client fund deposits	2,555,224	2,465,622

Total current liabilities	2,721,903	2,587,525
Deferred income taxes	14,396	7,045
Other long-term liabilities	13,931	18,842

Total liabilities	2,750,230	2,613,412
Stockholders’ equity
Common stock, $.01 par value, 600,000 authorized shares Issued: 377,968 at May 31, 2004, and 376,698 at May 31, 2003	3,780	3,767
Additional paid-in capital	227,164	198,713
Retained earnings	971,738	846,196
Accumulated other comprehensive (loss)/income	(2,709)	28,695

Total stockholders’ equity	1,199,973	1,077,371

Total liabilities and stockholders’ equity	$3,950,203	$3,690,783

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance at May 31, 2001	373,647	$3,736	$139,897	$601,142	$13,067	$757,842
Net income				274,531		274,531
Unrealized gains on securities, net of tax					3,957	3,957

Total comprehensive income						278,488
Cash dividends declared				(157,481)		(157,481)
Exercise of stock options	2,212	23	21,008			21,031
Tax benefit from exercise of stock options			24,101			24,101

Balance at May 31, 2002	375,859	3,759	185,006	718,192	17,024	923,981

Net income				293,452		293,452
Unrealized gains on securities, net of tax					11,671	11,671

Total comprehensive income						305,123
Cash dividends declared				(165,448)		(165,448)
Exercise of stock options	839	8	8,162			8,170
Tax benefit from exercise of stock options			5,545			5,545

Balance at May 31, 2003	376,698	3,767	198,713	846,196	28,695	1,077,371

Net income				302,950		302,950
Unrealized losses on securities, net of tax					(31,404)	(31,404)

Total comprehensive income						271,546
Cash dividends declared				(177,408)		(177,408)
Exercise of stock options	1,270	13	18,257			18,270
Tax benefit from exercise of stock options			10,194			10,194

Balance at May 31, 2004	377,968	$3,780	$227,164	$971,738	$(2,709)	$1,199,973

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Year ended May 31,	2004	2003	2002

Operating activities
Net income	$302,950	$293,452	$274,531
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	55,837	43,378	29,509
Amortization of premiums and discounts on available-for-sale securities	26,954	21,177	17,883
(Benefit) provision for deferred income taxes	(8,004)	9,663	3,750
Tax benefit related to exercise of stock options	10,194	5,545	24,101
Provision for bad debts	2,941	1,699	1,378
Expense charges to increase legal reserve	35,800	—	—
Other non-cash adjustments	1,947	810	—
Net realized gains on sales of available-for-sale securities	(18,924)	(17,685)	(15,853)
Changes in operating assets and liabilities:
Interest receivable	223	4,457	2,971
Accounts receivable	(19,622)	(3,102)	(10,596)
Prepaid expenses and other current assets	(5,288)	(151)	(2,800)
Accounts payable and other current liabilities	9,798	8,320	(22,179)
Net change in other assets and liabilities	(4,720)	6,145	1,126

Net cash provided by operating activities	390,086	373,708	303,821

Investing activities
Purchases of available-for-sale securities	(1,237,008)	(815,714)	(1,213,325)
Proceeds from sales of available-for-sale securities	1,036,237	913,557	969,177
Proceeds from maturities of available-for-sale securities	173,650	115,020	85,115
Net change in funds held for clients’ money market securities and other cash equivalents	(87,917)	(53,931)	164,977
Net change in client fund deposits	89,874	199,275	(100,672)
Purchases of property and equipment	(50,562)	(60,212)	(54,378)
Proceeds from sale of property and equipment	7	17	14
Acquisition of businesses, net of cash acquired	(13,213)	(492,594)	—
Purchases of other assets	(2,395)	(3,874)	(2,166)

Net cash used in investing activities	(91,327)	(198,456)	(151,258)

Financing activities
Dividends paid	(177,408)	(165,448)	(157,481)
Proceeds from exercise of stock options	18,270	8,170	21,031

Net cash used in financing activities	(159,138)	(157,278)	(136,450)

Increase in cash and cash equivalents	139,621	17,974	16,113
Cash and cash equivalents, beginning of fiscal year	79,871	61,897	45,784

Cash and cash equivalents, end of fiscal year	$219,492	$79,871	$61,897

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Significant Accounting Policies

      Business activities: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) are a national provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States. The Company reports one segment based upon the provision of Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

      Total revenues are comprised of service revenues and interest on funds held for clients. Service revenues are comprised of the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Employee payment services include the Direct Deposit, Readychex, and Access Card product lines.

      Payroll processing services include the preparation of payroll checks; internal accounting records; federal, state, and local payroll tax returns; and collection and remittance of payroll obligations for small- to medium-sized businesses.

      In connection with the automated tax filing and payment services, the Company collects payroll taxes electronically from clients’ bank accounts typically on payday, prepares and files the applicable tax returns, and remits taxes to the appropriate taxing authorities on the due date. These collections from clients are typically paid between one and thirty days after receipt, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late or underpayment of taxes. With employee payment services, employers are offered the option of paying their employees by Direct Deposit, Access Card, a check drawn on a Paychex account (Readychex), or a check drawn on the employer’s account. For the first three methods, net payroll is collected electronically from the client’s bank account typically one day before the payroll date and provides payment to the employee on payday. In connection with both the tax filing and payment and employee payment services, authorized electronic money transfers from client bank accounts are subject to potential risk of loss resulting from insufficient funds to cover such transfers.

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

      The Human Resource and Benefits product line provides small- to medium-sized businesses with 401(k) Plan Recordkeeping, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, Group Benefits, State Unemployment Insurance, and Employee Management Services. The Company’s Paychex Administrative Services (PAS) product provides a combined package of payroll, employer compliance, employee benefits administration, and risk management outsourcing services designed to make it easier for businesses to manage their payroll and related benefits costs. The Company also operates a Professional Employer Organization (PEO), which provides primarily the same combined package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Accounts receivable, net: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $3.3 million and $2.2 million at May 31, 2004 and 2003, respectively. Amounts reported in the Consolidated Balance Sheets approximate fair values.

      Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of debt securities classified as available for sale and are recorded at fair value obtained from an independent pricing service. Funds held for clients also include cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net.

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

      Property and equipment, net: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to thirty-five years for buildings and improvements, two to seven years for data processing equipment, three to five years for software, seven years for furniture and fixtures, and two to ten years for leasehold improvements. The Company reviews the carrying value of property and equipment, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

      Software development and enhancements: Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”

      Goodwill and other intangible assets, net: The Company has recorded goodwill in connection with the acquisitions of businesses during fiscal 2003 and fiscal 2004, which are discussed in Note B of the Notes to Consolidated Financial Statements. Under the provisions of SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing at the beginning of the fourth fiscal quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2004.

      Intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either straight-line or accelerated methods. The Company tests intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

      Other long-term assets: Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

variable-interest entities as defined by FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in the Company’s results of operations and financial position. The investments in these partnerships are accounted for under the equity method, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $6.1 million at May 31, 2004, and $6.5 million at May 31, 2003.

      Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Paychex provides delivery service for many of its clients’ payroll checks and reports. The revenue earned from delivery service is included in service revenues, and the costs for the delivery are included in operating costs on the Consolidated Statements of Income.

      Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $1,846.1 million, $1,460.7 million, and $1,056.9 million for fiscal 2004, 2003, and 2002, respectively.

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

      PEO workers’ compensation insurance: For fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims expense was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll.

      Based on claims experience, during the third quarter of fiscal 2004, the Company recorded approximately $6.4 million of net incremental PEO revenue resulting from a refund of insurance premiums and a reduction in estimated claims loss exposure under the fiscal 2003 policy. The fiscal 2004 policy is similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability is $500,000. At May 31, 2004, the Company has recorded $1.8 million in other current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy, and an estimated prepayment of $5.0 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

from the exercise of non-qualified stock options by reducing its accrued income tax liability and increasing additional paid-in capital.

      Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. The Company continues to account for stock-based employee compensation under APB Opinion 25, but adopted the new disclosure requirements of SFAS No. 148 beginning in the third quarter of fiscal 2003.

      The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year ended May 31,

In thousands, except per share amounts	2004	2003	2002

Net income, as reported	$302,950	$293,452	$274,531
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	9,051	9,981	12,621

Pro forma net income	$293,899	$283,471	$261,910

Earnings per share:
Basic — as reported	$.80	$.78	$.73
Basic — pro forma	$.78	$.75	$.70
Diluted — as reported	$.80	$.78	$.73
Diluted — pro forma	$.77	$.75	$.69

      For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted for the years ended May 31, 2004, 2003, and 2002 was $9.61, $8.66, and $11.78 per share, respectively. The fair value of these stock options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended May 31,

	2004	2003	2002

Risk-free interest rate	2.8%	3.6%	4.2%
Dividend yield	1.4%	1.6%	1.2%
Volatility factor	.33	.35	.35
Expected option term life in years	4.7	4.9	4.7

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

      Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

      Newly issued accounting standards: In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires companies to record a liability at fair value for asset retirement obligations in the period in which they are incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement was effective for the Company for the fiscal year beginning June 1, 2003. The Company adopted this Statement in the first quarter of fiscal 2004, with no material impact on its results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” A variable interest entity is an entity that has: (1) an insufficient amount of equity to absorb the entity’s losses; (2) equity owners that do not have voting rights; or (3) equity that does not absorb the entity’s losses or residual returns. FIN 46 requires a variable interest entity to be consolidated by its primary beneficiary, which is the company that is subject to a majority of the risk of loss from the entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. For Paychex, the effective date for application of FIN 46 to variable interest entities created before February 1, 2003, was the fourth quarter of fiscal 2004. The Company has investments in various U.S. real estate partnership arrangements, which provide income tax credits for the Company. These partnerships have been determined to be variable interest entities as defined by FIN 46. At May 31, 2004, the Company’s net invested equity in these partnerships was approximately $6.1 million. The Company has determined that it is not the primary beneficiary of these partnerships and, therefore, the Company’s adoption of FIN 46 in the fourth quarter of fiscal 2004 had no material impact on its results of operations or financial position.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under SFAS No. 133, and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company currently does not utilize derivative instruments and, therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003. The Company currently does not issue financial instruments covered within the scope of SFAS No. 150 and, therefore, the adoption of this standard did not have an impact on its results of operations or financial position.

      Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note B — Business Combinations

      Fiscal 2003 acquisitions: In fiscal 2003, Paychex acquired two comprehensive payroll processors that serviced small- to medium-sized businesses throughout the United States. On September 20, 2002, the Company acquired Advantage Payroll Services, Inc. (“Advantage”) for $314.4 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), for $182.3 million in cash.

      These acquisitions provided Paychex with over 80,000 new clients and geographic coverage into some areas that were previously not served by the Company. In addition, the integration of these companies provides Paychex the opportunity to achieve economies of scale in providing services to its clients. Results of operations for Advantage and InterPay are included in the Consolidated Statements of Income from their respective acquisition dates.

      Advantage has license agreements with fifteen independently owned associate offices. The associate offices are responsible for selling and marketing Advantage services and performing certain operational functions. Advantage provides all centralized back-office payroll processing and tax filing services for the associate offices, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with associate customers. Commissions earned by the associate offices are based on the processing activity for the related clients. Revenue generated from customers as a result of these relationships and commissions paid to associates are included in the Consolidated Statements of Income as service revenues and selling, general, and administrative expense, respectively.

      Purchase price allocations: The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values at the respective dates of acquisition. During fiscal year 2004, the Company recorded adjustments to the estimated fair values and for additional purchase price required, which increased goodwill by $.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for each of the acquired entities.

In thousands	Advantage	InterPay	Total

Current assets	$7,831	$6,432	$14,263
Funds held for clients	180,905	154,513	335,418
Deferred tax asset, net	7,826	3,540	11,366
Property and equipment	8,086	3,225	11,311
Intangible assets	59,450	35,400	94,850
Goodwill	241,836	152,249	394,085
Accounts payable and accrued expenses	(10,887)	(18,522)	(29,409)
Client fund deposits	(180,669)	(154,513)	(335,182)

Total purchase price	$314,378	$182,324	$496,702

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The amounts assigned to intangible assets primarily represent client lists and license agreements with associate offices and were based on independent appraisals. The intangible assets will be amortized over periods generally ranging from five to twelve years using either accelerated or straight-line methods, based on the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

      In connection with the acquisitions of Advantage and InterPay, the Company recorded $10.0 million of severance and $5.9 million of redundant lease liabilities in the allocation of the purchase price under Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection with a Purchase Combination.”

      The Advantage purchase price allocation included $1.8 million of severance and $3.3 million of redundant lease liabilities. Approximately $1.4 million was paid in fiscal 2003, and $1.4 million was paid in fiscal 2004, for Advantage severance and redundant lease costs. The purchase price allocation for InterPay included $8.2 million of severance and $2.6 million of redundant lease liabilities. Approximately $3.3 million was paid in fiscal 2003, and $2.8 million was paid in fiscal 2004, for InterPay severance and redundant lease costs. The severance payments for both acquisitions are expected to be substantially complete by the end of fiscal 2005. The majority of the redundant lease payments are expected to be complete in fiscal 2007, with the remaining payments extending until 2015.

      The amount of goodwill allocated to the Advantage purchase price was $241.8 million, which is not deductible for tax purposes. The amount of goodwill allocated to the InterPay purchase price was $152.2 million, nearly all of which is expected to be deductible for tax purposes as the acquisition includes a section 338(h)(10) tax election.

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

      Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance products. Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance software solutions for mid- to large-sized businesses, for approximately $13.6 million. The Company paid $12.6 million at the date of acquisition and an additional $1.0 million is expected to be paid in the fourth quarter of fiscal 2005. Paychex had purchased Stromberg’s Time In A Box product, a time and attendance solution for small- to medium-

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

sized businesses, in October 2003. The purchase price was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

In thousands	Stromberg

Current assets and other long-term assets	$694
Property and equipment	2,097
Intangible assets	950
Goodwill	11,567
Accounts payable and accrued expenses	(1,684)

Total purchase price	$13,624

      The amount assigned to property and equipment primarily represents the fair value of software and is based upon an independent appraisal. The goodwill balance is deductible for tax purposes.

Note C — Basic and Diluted Earnings Per Share

      Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,

In thousands, except per share amounts	2004	2003	2002

Basic earnings per share:
Net income	$302,950	$293,452	$274,531

Weighted-average common shares outstanding	377,371	376,263	374,747

Basic earnings per share	$.80	$.78	$.73

Diluted earnings per share:
Net income	$302,950	$293,452	$274,531

Weighted-average common shares outstanding	377,371	376,263	374,747
Effect of dilutive stock options at average market price	2,153	1,820	3,255

Weighted-average shares assuming dilution	379,524	378,083	378,002

Diluted earnings per share	$.80	$.78	$.73

Weighted-average anti-dilutive stock options	1,907	3,464	1,476

      Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note D — Funds Held for Clients and Corporate Investments

      Funds held for clients and corporate investments at May 31, 2004 and 2003, are as follows:

	2004		2003

In thousands	Cost	Fair value	Cost	Fair value

Type of issue:
Money market securities and other cash equivalents	$1,494,925	$1,494,925	$1,407,280	$1,407,280
Available-for-sale securities:
General obligation municipal bonds	739,855	736,582	751,435	776,848
Pre-refunded municipal bonds	162,529	163,111	204,423	211,108
Revenue municipal bonds	397,448	396,165	387,878	400,702
Other debt securities	62,995	62,739	—	—
Other equity securities	20	63	20	55

Total available-for-sale securities	1,362,847	1,358,660	1,343,756	1,388,713
Other	4,390	4,496	3,771	3,376

Total funds held for clients and corporate investments	$2,862,162	$2,858,081	$2,754,807	$2,799,369

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,555,224	$2,553,733	$2,465,622	$2,498,041
Corporate investments	306,938	304,348	289,185	301,328

Total funds held for clients and corporate investments	$2,862,162	$2,858,081	$2,754,807	$2,799,369

      The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At May 31, 2004, all short-term securities classified as cash equivalents and all available-for-sale securities held at least an A-1 or equivalent rating, with over 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

      Unrealized gains and losses of the available-for-sale securities, are as follows:

			Unrealized
In thousands	Gross unrealized	Gross unrealized	gains/(losses),
May 31,	gains	losses	net

2004	$6,928	$(11,115)	$(4,187)

2003	$44,985	$(28)	$44,957

      The $11.1 million in gross unrealized losses are related to 257 available-for-sale debt securities, which had a fair value of $876.0 million at May 31, 2004. These securities have been in an unrealized loss position for less than twelve months. The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

concerns. At May 31, 2004, Paychex believes that the investments that it holds are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that principal and interest will be collected in accordance with contractual terms, and that the decline in market value is due to changes in interest rates and not due to increased credit risk. At May 31, 2004, all bond securities in an unrealized loss position held and AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

      Realized gains and losses are as follows:

	Year ended May 31,

In thousands	2004	2003	2002

Gross realized gains	$19,599	$18,165	$16,064
Gross realized losses	(675)	(480)	(211)

Net realized gains	$18,924	$17,685	$15,853

      The cost and fair value of available-for-sale securities at May 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2004

In thousands	Cost	Fair value

Maturity date:
Due in one year or less	$176,920	$177,724
Due after one year through three years	705,063	705,414
Due after three years through five years	418,126	413,870
Due after five years	62,738	61,652

Total available-for-sale securities	$1,362,847	$1,358,660

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note E — Property and Equipment, Net

      The components of property and equipment, net are as follows:

	May 31,

In thousands	2004	2003

Land and improvements	$4,250	$4,205
Buildings and improvements	70,987	65,634
Data processing equipment	117,419	107,694
Software	57,190	46,901
Furniture, fixtures, and equipment	99,721	90,265
Leasehold improvements	19,816	17,425
Construction in progress	10,871	4,978

	380,254	337,102
Less: Accumulated depreciation and amortization	208,908	178,063

Property and equipment, net	$171,346	$159,039

      Depreciation expense was $39.2 million, $33.9 million, and $27.0 million, for fiscal years 2004, 2003, and 2002, respectively.

      Construction in progress at May 31, 2004, and May 31, 2003, primarily represents costs for software being developed for internal use.

Note F — Intangible Assets, Net

      The components of intangible assets, net are as follows:

	May 31,

In thousands	2004	2003

Client lists	$103,673	$101,643
Associate offices license agreements	12,250	12,250
Other intangible assets	4,300	3,550

	120,223	117,443
Less: Accumulated amortization	35,672	19,101

Intangible assets, net	$84,551	$98,342

      Amortization expense on intangible assets was $16.6 million, $9.5 million, and $2.5 million for fiscal years 2004, 2003, and 2002, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The estimated amortization expense for the next five fiscal years relating to intangible asset balances as of May 31, 2004, is as follows:

In thousands
Fiscal year ended May 31,	Estimated amortization expenses

2005	$15,792
2006	$13,721
2007	$12,003
2008	$10,472
2009	$8,993

Note G — Stock Option Plans

      On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (“2002 Plan”), which became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9.1 million  shares of the Company’s common stock, of which 1.6 million shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (“1998 Plan”), but were not optioned under the 1998 Plan, and 7.5 million shares were newly authorized for options. At May 31, 2004, there were 5.5 million shares available for future grants under this Plan.

      No future grants will be made from the 1998 Plan, or the 1995 and 1992 Stock Incentive Plans, which expired in August 1998 and 1995, respectively. However, options to purchase 7.0 million shares under these three plans remain outstanding at May 31, 2004.

      The exercise price for the shares subject to options of the Company’s common stock is equal to the fair market value on the date of the grant. All stock option grants have a contractual life of ten years from the date of the grant. Non-qualified stock option grants vest at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.

      The Company has granted stock options to employees in the following broad-based incentive stock option grants:

			Shares outstanding
Date of broad-based grant	Shares granted	Exercise price	at May 31, 2004	Vesting schedule

November 1996	3,157,000	$11.53	509,000	50% on May 3, 1999, 50% on May 1, 2001
July 1999	1,381,000	$21.46	530,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	858,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	1,624,000	25% each April in 2005 through 2008

      Subsequent to each of the broad-based grants, each April and October, the Company granted options to newly hired employees who met certain criteria.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table summarizes stock option activity for the three years ended May 31, 2004:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2001	9,163	$16.21
Granted	2,224	$36.30
Exercised	(2,212)	$9.51
Forfeited	(475)	$32.41

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,452	$28.04
Exercised	(839)	$9.74
Forfeited	(442)	$33.00

Outstanding at May 31, 2003	8,871	$23.77
Granted	3,429	$34.29
Exercised	(1,270)	$14.38
Forfeited	(424)	$32.89

Outstanding at May 31, 2004	10,606	$27.93

Exercisable at May 31, 2002	4,515	$12.75

Exercisable at May 31, 2003	5,001	$17.07

Exercisable at May 31, 2004	5,000	$21.31

      The following table summarizes information about stock options outstanding and exercisable at May 31, 2004:

	Options Outstanding			Options Exercisable

			Weighted-
		Weighted-	average		Weighted-
	Shares subject	average	remaining	Shares subject	average
Range of exercise prices	to options	exercise price	contractual	to options	exercise price
per share	(in thousands)	per share	life in years	(in thousands)	per share

$ 2.45 — $10.28	416	$5.61	1.3	416	$5.61
$10.29 — $20.55	1,941	$13.25	3.1	1,941	$13.25
$20.56 — $30.83	3,903	$26.35	7.4	1,401	$21.83
$30.84 — $41.10	3,826	$37.11	8.5	883	$35.96
$41.11 — $51.38	520	$44.98	6.1	359	$45.09

$ 2.45 — $51.38	10,606	$27.93	6.7	5,000	$21.31

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Note H — Income Taxes

      The components of deferred tax assets and liabilities are as follows:

	May 31,

In thousands	2004	2003

Deferred tax assets:
Acquired operating loss and tax credit carryforwards	$629	$6,416
Legal reserve	12,848	296
Compensation and employee benefit liabilities	5,909	4,816
Redundant lease liability	1,779	2,489
PEO workers’ compensation claims liability	9,677	1,787
Unrealized losses on available-for-sale securities	1,477	—
Other current liabilities	4,661	6,012
Other	2,684	5,335

Gross deferred tax assets	39,664	27,151

Deferred tax liabilities:
Capitalized software	7,145	5,547
Intangible assets	8,929	6,652
Revenue not subject to current taxes	7,924	7,113
Depreciation	3,837	5,479
Unrealized gains on available-for-sale securities	—	16,263
Other	579	630

Gross deferred tax liabilities	28,414	41,684

Net deferred tax asset/(liability)	$11,250	$(14,533)

      The components of the provision for income taxes are as follows:

	Year ended May 31,

In thousands	2004	2003	2002

Current:
Federal	$140,130	$114,104	$101,742
State	14,708	14,325	14,986

Total current	154,838	128,429	116,728

Deferred:
Federal	(7,657)	9,486	3,168
State	(347)	177	582

Total deferred	(8,004)	9,663	3,750

Provision for income taxes	$146,834	$138,092	$120,478

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for income before taxes for the three years ending May 31, 2004, is as follows:

	Year ended May 31,

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	2.1	2.2	2.6
Tax-exempt municipal bond interest	(3.8)	(4.7)	(6.1)
Other items	(0.7)	(0.5)	(1.0)

Effective income tax rate	32.6%	32.0%	30.5%

      As of May 31, 2004, the Company had approximately $1.4 million in acquired operating loss carryforwards available to offset future taxable income. The acquired operating loss carryforwards expire through the year 2022. The Company believes that future taxable income will be sufficient to fully utilize these operating loss carryforwards.

Note I — Other Comprehensive Income

      The following table sets forth the related tax effects allocated to unrealized gains and losses on available-for-sale securities, which is the only component of other comprehensive income:

	Year ended May 31,

In thousands	2004	2003	2002

Unrealized holding (losses)/gains	$(30,220)	$35,991	$21,987
Income tax benefit/(expense) related to unrealized holding (losses)/gains	10,845	(13,020)	(7,874)
Reclassification adjustment for the gain on sale of securities realized in net income	(18,924)	(17,685)	(15,853)
Income tax expense on reclassification adjustment for gain on sale of securities	6,895	6,385	5,697

Other comprehensive (loss)/income	$(31,404)	$11,671	$3,957

      At May 31, 2004, accumulated other comprehensive loss was $2.7 million, net of tax of $1.5 million. At May 31, 2003, accumulated other comprehensive income was $28.7 million, net of tax of $16.3 million.

Note J — Supplemental Cash Flow Information

      Income taxes paid: The Company paid state and federal income taxes of $145.7 million, $126.3 million, and $98.7 million for the years ended May 31, 2004, 2003, and 2002, respectively.

      Non-cash financing transactions: The Company recorded the tax benefit from the exercise of non-qualified stock options as a reduction of its income tax liability in the amount of $10.2 million, $5.5 million, and $24.1 million for the years ended May 31, 2004, 2003, and 2002, respectively.

Note K — Employee Benefit Plans

      401(k) Plans: The Company maintains contributory savings plans that qualify under Section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. The Company currently matches 50% of an employee’s voluntary contribution up to 6% of a participant’s gross wages.

      This Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. ESOP Stock Fund (“Stock Fund”), are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.

      Effective April 15, 2002, the Plan was amended to add an Employee Stock Ownership Plan (ESOP) feature to the Stock Fund under section 404(k) of the Internal Revenue Code. Under this ESOP feature, participants have voting rights for their ownership of Paychex stock within the Plan. Participants are able to elect to receive dividends on their shares of Paychex stock in the form of cash or have them reinvested into the Stock Fund.

      On February 28, 2003, the Advantage Business Services Holdings, Inc. 401(k) Incentive Plan was merged into the Paychex, Inc. 401(k) Incentive Retirement Plan. On January 2, 2004, the InterPay, Inc. 401(k) Retirement Plan was merged into the Paychex, Inc. 401(k) Incentive Retirement Plan.

      Company contributions to the 401(k) plans for the years ended May 31, 2004, 2003, and 2002 were $7.1 million, $6.3 million, and $5.7 million, respectively.

      Deferred Compensation Plans: The Company offers a non-qualified Deferred Compensation Plan to a select group of key employees that provides these employees with the opportunity to defer up to 100% of their annual base salary and bonus. This Plan also allows non-employee Directors to defer 100% of their Board compensation. The amounts accrued under this Plan were $4.5 million and $3.4 million at May 31, 2004 and 2003, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

      Prior to the April 1, 2003 acquisition, InterPay entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $1.9 million and $2.1 million at May 31, 2004 and 2003, respectively, and represent the estimated present value of the benefits earned under these agreements.

      Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices. All transactions occur directly through the Company’s Transfer Agent and no brokerage fees are charged to employees, except for when stock is sold.

Note L — Commitments and Contingencies

      Lines of credit: The Company has borrowing capacity available under three uncommitted, short-term lines of credit with financial institutions at market rates of interest as follows:

Expiration Date	Amount Available	Secured/Unsecured

July 2004	$150 million	Unsecured
January 2005	$350 million	Secured
June 2005	$100 million	Unsecured

      The primary uses of the lines of credit would be to meet short-term funding requirements related to client fund deposit obligations or to fund normal business operations, if necessary. The secured line of credit is collateralized primarily by securities in the Company’s investment portfolios. No amounts were outstanding

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

against these lines of credit during fiscal 2004 or at May 31, 2004 and 2003. The Company expects to renew the short-term line of credit which expires at the end of July 2004.

      Letters of credit: The Company had standby letters of credit outstanding totaling $8.4 million and $7.1 million at May 31, 2004 and 2003, respectively, which are required for certain insurance policies. The letters of credit outstanding at May 31, 2004, expire at various dates between December 2004 and December 2005. In June 2004, the Company entered into a $24.5 million letter of credit arrangement to secure a commitment for an insurance policy. The letters of credit are secured by securities in the Company’s investment portfolios.

      Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, intellectual property infringement, and other matters.

      The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-two lawsuits pending in Los Angeles Superior Court and the United States District Court for the Central District of California brought by licensees of payroll processing software owned by Rapid Payroll. In August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters. On July 5, 2002, the federal court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. The Company has reached resolutions with certain licensees, resulting in the dismissal of eight lawsuits, which included payments totaling approximately $1.6 million. The Company, Rapid Payroll, and the individual defendants are vigorously defending the remaining twenty-two actions, which are in various stages. Among other defenses, Rapid Payroll asserts that its liability is limited, by express contractual provisions, to the amount of fees paid under the license agreements. The Company and other defendants have been granted several motions for summary judgment dismissing various claims, and other such motions are pending or anticipated upon completion of discovery.

      On June 18, 2004, a Superior Court jury found that Rapid Payroll had breached its license agreement with Payroll Partnership, L.P. and two related entities. The jury awarded approximately $6.4 million in compensatory damages against Rapid Payroll, which plans to file post-trial motions and, if necessary, to appeal. The Superior Court dismissed other claims against Rapid Payroll, the Company, and the individual defendants, including fraud and tort causes of action. The six remaining state court cases are to be tried one after the other in Superior Court, beginning with a jury trial currently scheduled to begin on August 23, 2004. Discovery and motions are continuing in the federal court cases, with the first trial currently scheduled to start in January 2005.

      Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. During the third and fourth quarters of fiscal 2004, the Company recorded $9.2 million and $26.6 million, respectively, in expense to increase the reserve for the estimated costs associated with the resolution of pending legal matters. The legal reserve totaled $35.0 million and $1.1 million at May 31, 2004, and May 31, 2003, respectively, and is included in other current liabilities on the Consolidated Balance Sheets. This reserve may change in the future due to new developments or changes in the Company’s strategies.

      In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

      Lease commitments: The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for the years ended May 31, 2004, 2003, and 2002 was $37.7 million, $36.6 million, and $33.9 million, respectively. At May 31, 2004, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2005	$34,186
2006	$29,265
2007	$24,117
2008	$19,838
2009	$13,336
Thereafter	$14,966

      The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.

      Other commitments: At May 31, 2004, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $32.8 million, including $5.4 million of commitments to purchase capital assets.

      In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients. The Company has entered into indemnification agreements with its Officers and Directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services to Paychex and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.

      Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities. Historically, the amounts accrued have not been material.

Note M — Related Parties

      During the fiscal years 2004, 2003, and 2002, the Company purchased approximately $1.2 million, $2.6 million, and $11.2 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Quarterly Financial Data (Unaudited)

In thousands, except per share amounts

Fiscal 2004	August 31	November 30	February 29	May 31	Year

Service revenues	$295,918	$297,559	$328,088	$318,528	$1,240,093
Interest on funds held for clients	13,335	14,540	14,518	11,861	54,254

Total revenues	$309,253	$312,099	$342,606	$330,389	$1,294,347

Operating income	$115,078	$114,815	$116,473	$86,949	$433,315
Investment income, net	3,949	5,071	3,166	4,283	16,469

Income before income taxes	119,027	119,886	119,639	91,232	449,784
Income taxes	38,684	39,202	39,121	29,827	146,834

Net income	$80,343	$80,684	$80,518	$61,405	$302,950

Basic earnings per share (A)	$.21	$.21	$.21	$.16	$.80
Diluted earnings per share (A)	$.21	$.21	$.21	$.16	$.80
Weighted-average common shares outstanding	376,836	377,263	377,601	377,813	377,371
Weighted-average shares assuming dilution	378,815	379,649	379,795	379,864	379,524
Cash dividends per common share	$.11	$.12	$.12	$.12	$.47
Total net realized gains (B)	$4,153	$7,180	$4,509	$3,082	$18,924

Fiscal 2003	August 31	November 30	February 28	May 31	Year

Service revenues	$239,398	$255,675	$274,303	$276,653	$1,046,029
Interest on funds held for clients	13,277	13,132	13,486	13,155	53,050

Total revenues	$252,675	$268,807	$287,789	$289,808	$1,099,079

Operating income	$102,477	$99,194	$101,419	$97,951	$401,041
Investment income, net	8,385	11,401	3,760	6,957	30,503

Income before income taxes	110,862	110,595	105,179	104,908	431,544
Income taxes	34,922	35,944	33,658	33,568	138,092

Net income	$75,940	$74,651	$71,521	$71,340	$293,452

Basic earnings per share (A)	$.20	$.20	$.19	$.19	$.78
Diluted earnings per share (A)	$.20	$.20	$.19	$.19	$.78
Weighted-average common shares outstanding	375,955	376,191	376,356	376,558	376,263
Weighted-average shares assuming dilution	377,949	377,934	378,081	378,376	378,083
Cash dividends per common share	$.11	$.11	$.11	$.11	$.44
Total net realized gains (B)	$3,991	$7,860	$732	$5,102	$17,685

(A):	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(B):	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at meeting their objectives.

      Changes in Internal Controls: There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The following table shows the executive officers of the Company as of May 31, 2004, and information regarding their positions and business experience.

Name	Age	Position and business experience

B. Thomas Golisano	62	Mr. Golisano founded Paychex, Inc. in 1971 and is Chairman, President, and Chief Executive Officer of the Company. He also has served on the Company’s Board of Directors since 1979.
John M. Morphy	57	Mr. Morphy joined the Company in October 1995 and was named Vice President, Director of Finance in July 1996 and Chief Financial Officer and Secretary in October 1996. In October 2002, he was promoted to Senior Vice President. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated.
Martin Mucci	44	Mr. Mucci joined the Company in March 2002 and was appointed Senior Vice President, Operations, in October 2002. Prior to joining the Company, he served as President of Telephone Operations for Frontier Communications and Chief Executive Officer of Frontier Communications of Rochester, N.Y.
Walter Turek	52	Mr. Turek has served as Vice President, Sales, since April 1989. In October 2002, he was promoted to Senior Vice President, Sales and Marketing. He has been with the Company since 1981 and has served in various sales and management capacities.
Daniel A. Canzano	50	Mr. Canzano was named Vice President, Information Technology in April 1993. He has been with the Company since 1989 and has served as Zone Sales Manager and Director of Information Technology.
William G. Kuchta, Ed. D	57	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation.

Name	Age	Position and business experience

Lynn J. Miley	55	Mr. Miley was named Vice President, Eastern Operations in May 2004. He joined the Company in April 2002, serving as Regional Manager for the Southeast United States. Prior to joining Paychex, Mr. Miley served as General Manager, Emerging Business Services for the Southeast United States and in various other management positions for twenty years at Automatic Data Processing.
Diane Rambo	53	Ms. Rambo was named Vice President, Human Resource Services, in fiscal 2001 and prior to that was Vice President, Electronic Network Services, since October 1994. She has been with the Company since August 1980 and has served as Director of Electronic Network Services and as a Branch Manager.
Leonard E. Redon	52	Mr. Redon is Vice President, Western Operations. He joined the Company in October 2001 as Area Vice President, Western Operations and was promoted to his current position in October 2002. Prior to joining Paychex, Mr. Redon served as Vice President, Rochester Area Operations and in various other management positions for twenty-eight years at Eastman Kodak Company.
Anthony Tortorella	45	Mr. Tortorella was named Vice President, Human Resource Services, Sales in October 2002. He has been with the Company since 1987 and has served as Area Vice President and Director of Human Resource Services, Sales.

      The additional information required is set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders in the sections titled “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF ETHICS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference thereto.

Item 11.	Executive Compensation

      The information required is set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders in the section titled “EXECUTIVE OFFICER COMPENSATION,” and is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The Company maintains equity compensation plans in the form of stock option incentive plans, all of which have been approved by the shareholders of the corporation. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options (broad-based grants only) from the Paychex, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan was adopted on July 11, 2002, by the Board of Directors of the Company and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 17, 2002. There are previously granted options to purchase shares under the 1998, 1995, and 1992 Stock Incentive Plans that remain outstanding at May 31, 2004. There will not be any new grants under these expired plans. Refer to Note G — Stock Option Plans in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock option plans.

      The following table details information on securities authorized for issuance under the Company’s Stock Incentive Plans:

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
Plan category	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	10,606,000	$27.93	5,501,000
Equity compensation plans not approved by security holders	—	—	—

Total	10,606,000	$27.93	5,501,000

      The additional information required is set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the heading “BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS, DIRECTORS, AND MANAGEMENT,” and is incorporated herein by reference thereto.

Item 13.	Certain Relationships and Related Transactions

      The information required is set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the heading “OTHER MATTERS AND INFORMATION,” under the sub-heading “Certain Related Transactions,” and is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services

      The information required is set forth in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders under the heading “INDEPENDENT PUBLIC ACCOUNTANTS,” and is incorporated herein by reference thereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements and Supplementary Data The schedules required for this item are included with this report in Item 8: Financial Statements and Supplementary Data.
2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts, which is included in Item 15(d). All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

(3)(a)	Restated Certificate of Incorporation.
(3)(b)	By-laws, as amended, are incorporated herein by reference to the Company’s Form 10-Q filed with the Commission on March 19, 2002.
(10)(a)	Paychex, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-52772.
(10)(b)	Paychex, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 33-64389.
(10)(c)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-65191.
(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form S-8, No. 333-101074.

	(10)(e)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
	(10)(f)	Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2005.
	(10)(g)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano.
	(10)(h)	Paychex, Inc. Indemnification Agreement with Walter Turek.
	(10)(i)	Paychex, Inc. Deferred Compensation Plan.
	(21)	Subsidiaries of the Registrant.
	(23)	Consent of Independent Registered Public Accounting Firm.
	(24)	Power of Attorney.
	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
	(1)	Paychex furnished a Form 8-K on March 18, 2004, that includes the Company’s press release dated March 18, 2004, related to the Company’s results of operations for the third quarter and nine-month period ended February 29, 2004.
(d)	Schedule II — Valuation and Qualifying Accounts

Paychex, Inc.

Consolidated Financial Statement Schedule
For the Year Ended May 31,
(In thousands)

			Additions/
	Balance at	Additions	(deductions)		Balance
	beginning	charged to	to other	Costs and	at end of
Description	of year	expenses	accounts (A)	deductions (B)	year

2004
Allowance for doubtful accounts	$2,208	$2,941	$702	$2,589	$3,262
Reserve for client fund losses	$1,944	$2,726	$(207)	$3,303	$1,160
2003
Allowance for doubtful accounts	$2,600	$1,699	$432	$2,523	$2,208
Reserve for client fund losses	$1,716	$3,304	$593	$3,669	$1,944
2002
Allowance for doubtful accounts	$3,365	$1,378	$—	$2,143	$2,600
Reserve for client fund losses	$2,938	$9,193	$—	$10,415	$1,716

(A):	Reflects amounts acquired in purchase transactions or adjustments to purchase price allocations.

(B):	Uncollectible amounts written off, net of recoveries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 19, 2004.

PAYCHEX, INC.

By: /s/ B. THOMAS GOLISANO

B. Thomas Golisano, Chairman, President,
Chief Executive Officer, and Director

By: /s/ JOHN M. MORPHY

John M. Morphy, Senior Vice President,
Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 19, 2004.

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