Form 10-Q
period 2004-08-31
PAYCHEX INC
filed 2004-09-22
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[  ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	378,196,294 Shares
CLASS	OUTSTANDING AT AUGUST 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended
	August 31,	August 31,
	2004	2003
Revenues:
Service revenues	$334,203	$295,918
Interest on funds held for clients	10,772	13,335

Total revenues	344,975	309,253
Operating costs	80,346	71,671
Selling, general, and administrative expenses	135,961	122,504

Operating income	128,668	115,078
Investment income, net	2,259	3,949

Income before income taxes	130,927	119,027
Income taxes	43,206	38,684

Net income	$87,721	$80,343

Basic earnings per share	$.23	$.21

Diluted earnings per share	$.23	$.21

Weighted-average common shares outstanding	378,107	376,836

Weighted-average shares assuming dilution	379,706	378,815

Cash dividends per common share	$.12	$.11

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 31,	May 31,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$213,133	$219,492
Corporate investments	379,735	304,348
Interest receivable	18,027	22,564
Accounts receivable, net	165,770	135,764
Deferred income taxes	16,898	25,646
Prepaid income taxes	—	1,962
Prepaid expenses and other current assets	21,912	16,938

Current assets before funds held for clients	815,475	726,714
Funds held for clients	2,456,867	2,553,733

Total current assets	3,272,342	3,280,447
Other assets	8,175	8,207
Property and equipment, net	171,573	171,346
Intangible assets, net	80,976	84,551
Goodwill	405,689	405,652

Total assets	$3,938,755	$3,950,203

LIABILITIES
Accounts payable	$24,583	$22,589
Accrued compensation and related items	88,191	87,344
Deferred revenue	3,829	3,650
Accrued income taxes	29,236	—
Legal reserve	35,047	35,047
Other current liabilities	20,371	18,049

Current liabilities before client fund deposits	201,257	166,679
Client fund deposits	2,449,484	2,555,224

Total current liabilities	2,650,741	2,721,903
Deferred income taxes	14,758	14,396
Other long-term liabilities	17,884	13,931

Total liabilities	2,683,383	2,750,230

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 378,196 at August 31, 2004 and 377,968 at May 31, 2004	3,782	3,780
Additional paid-in capital	231,756	227,164
Retained earnings	1,014,079	971,738
Accumulated other comprehensive income/(loss)	5,755	(2,709)

Total stockholders’ equity	1,255,372	1,199,973

Total liabilities and stockholders’ equity	$3,938,755	$3,950,203

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the three months ended
	August 31,	August 31,
	2004	2003
OPERATING ACTIVITIES
Net income	$87,721	$80,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	14,181	13,704
Amortization of premiums and discounts on available-for-sale securities	7,456	6,092
Provision for deferred income taxes	4,331	11,220
Tax benefit related to exercise of stock options	1,801	2,306
Provision for bad debts	853	754
Net realized gains on sales of available-for-sale securities	(152)	(4,153)
Changes in operating assets and liabilities:
Interest receivable	4,537	5,882
Accounts receivable	(30,859)	(10,411)
Prepaid expenses and other current assets	(4,974)	(2,208)
Accounts payable and other current liabilities	36,503	8,661
Net change in other assets and liabilities	3,995	236

Net cash provided by operating activities	125,393	112,426

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(167,277)	(239,817)
Proceeds from sales of available-for-sale securities	110,076	188,399
Proceeds from maturities of available-for-sale securities	40,985	55,155
Net change in funds held for clients’ money market securities and other cash equivalents	43,759	105,645
Net change in client fund deposits	(105,740)	(121,771)
Purchases of property and equipment	(10,675)	(10,710)
Purchases of other assets	(293)	(759)

Net cash used in investing activities	(89,165)	(23,858)

FINANCING ACTIVITIES
Dividends paid	(45,380)	(41,454)
Proceeds from exercise of stock options	2,793	4,834

Net cash used in financing activities	(42,587)	(36,620)

(Decrease)/increase in cash and cash equivalents	(6,359)	51,948
Cash and cash equivalents, beginning of period	219,492	79,871

Cash and cash equivalents, end of period	$213,133	$131,819

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2004

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc. and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2005.

The accompanying Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported consolidated earnings.

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

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $540.0 million and $404.2 million for the three months ended August 31, 2004 and 2003, respectively.

Interest on funds held for clients is earned primarily on payroll tax filing and payment services and employee payment services funds that are collected from clients before due dates and invested (funds held for clients) until remittance to the applicable tax authorities or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll. The fiscal 2004 policy was similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability was $500,000. The fiscal 2005 policy is similar to the 2004 policy, except that it is no longer pre-funded as claims are paid as incurred.

At August 31, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy. In addition, there is recorded $1.7 million in current liabilities and $4.4 million in long-term liabilities under the fiscal 2005 policy. The Company also has recorded an estimated prepayment of $5.4 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

Seasonality: There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, which ends in February, the number of new payroll clients, Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than in the rest of the fiscal year, primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters and the Company has reported greater sales commission expenses in the third fiscal quarter.

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

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended
(In thousands, except	August 31,	August 31,
per share amounts)	2004	2003
Net income, as reported	$87,721	$80,343
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	4,012	2,097

Pro forma net income	$83,709	$78,246

Earnings per share:
Basic-as reported	$.23	$.21
Basic-pro forma	$.22	$.21

Diluted-as reported	$.23	$.21
Diluted-pro forma	$.22	$.21

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted was $9.26 and $8.66 for the quarters ended August 31, 2004 and 2003, respectively. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended
	August 31,	August 31,
	2004	2003
Risk-free interest rate	3.7%	2.5%
Dividend yield	1.5%	1.5%
Volatility factor	.32	.34
Expected option term life in years	5.0	5.0

Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

Note B: Business Combinations

Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance products. Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance software solutions for mid- to large-sized businesses, for approximately $13.6 million. The Company paid $12.6 million at the date of acquisition and an additional $1.0 million is expected to be paid in the fourth quarter of fiscal 2005. Paychex had purchased Stromberg’s Time In A Box® product, a time and attendance solution for small- to medium-sized businesses, in October 2003. The purchase price was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

(In thousands)	Stromberg
Current assets and other long-term assets	$694
Property and equipment	2,097
Intangible assets	950
Goodwill	11,604
Accounts payable and accrued expenses	(1,721)

Total purchase price	$13,624

The amount assigned to property and equipment primarily represents the fair value of software and is based upon an independent appraisal. The goodwill balance is deductible for tax purposes.

Fiscal 2003 acquisitions: In fiscal 2003, Paychex acquired two payroll processors that serve small- to medium-sized businesses throughout the United States. Advantage Payroll Services, Inc. (“Advantage”) was acquired on September 20, 2002 for $314.4 million and InterPay, Inc. (“InterPay”) was acquired on April 1, 2003 for $182.3 million. The Company has $394.1 million of goodwill recorded on its Consolidated Balance Sheets at August 31, 2004 relating to these two acquisitions.

As a result of these acquisitions, the Company has recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the Advantage acquisition included reserves of $1.8 million for severance and $3.3 million for redundant lease costs. The purchase price allocation for the InterPay acquisition included reserves of $8.2 million for severance and $2.6 million for redundant lease costs. Activity in the first quarter of fiscal 2005 for these reserves is summarized as follows:

		Utilization
		for the three
	Balance at	months ended	Balance at
(In thousands)	May 31, 2004	August 31, 2004	August 31, 2004
Advantage severance costs	$229	$—	$229
Advantage redundant lease costs	$2,064	$200	$1,864

InterPay severance costs	$2,169	$238	$1,931
InterPay redundant lease costs	$2,501	$78	$2,423

The severance payments for both acquisitions are expected to be substantially complete by the end of fiscal 2005. The majority of redundant lease payments are expected to be complete in fiscal 2007, with the remaining payments extending until 2015.

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
(In thousands, except per	August 31,	August 31,
share amounts)	2004	2003
Basic earnings per share:
Net income	$87,721	$80,343

Weighted-average common shares outstanding	378,107	376,836

Basic earnings per share	$.23	$.21

Diluted earnings per share:
Net income	$87,721	$80,343

Weighted-average common shares outstanding	378,107	376,836
Net effect of dilutive stock options at average market prices	1,599	1,979

Weighted-average shares assuming dilution	379,706	378,815

Diluted earnings per share	$.23	$.21

Weighted-average anti-dilutive stock options	4,215	2,566

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three months ended August 31, 2004, stock options were exercised for .2 million shares of the Company’s common stock, compared with .3 million shares for the prior year period.

Note D: Funds Held for Clients and Corporate Investments

	August 31, 2004		May 31, 2004
	(Unaudited)		(Audited)
(In thousands)	Cost	Fair value	Cost	Fair value
Type of issue:
Money market securities and other cash equivalents	$1,451,166	$1,451,166	$1,494,925	$1,494,925
Available-for-sale securities:
General obligation municipal bonds	771,038	775,757	739,855	736,582
Pre-refunded municipal bonds	149,152	150,974	162,529	163,111
Revenue municipal bonds	388,552	391,103	397,448	396,165
Other debt securities	62,997	62,916	62,995	62,739
Other equity securities	20	65	20	63

Total available-for-sale securities	1,371,759	1,380,815	1,362,847	1,358,660
Other	4,674	4,621	4,390	4,496

Total funds held for clients and corporate investments	$2,827,599	$2,836,602	$2,862,162	$2,858,081

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,449,484	$2,456,867	$2,555,224	$2,553,733
Corporate investments	378,115	379,735	306,938	304,348

Total funds held for clients and corporate investments	$2,827,599	$2,836,602	$2,862,162	$2,858,081

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At August 31, 2004, all short-term securities classified as cash equivalents and available-for-sale securities held at least an A-1 or equivalent rating, with over 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Unrealized gains and losses of available-for-sale securities are as follows:

	Gross unrealized	Gross unrealized	Unrealized gains/
(In thousands)	gains	(losses)	(losses), net
August 31, 2004	$11,602	$(2,546)	$9,056
May 31, 2004	$6,928	$(11,115)	$(4,187)

The net unrealized loss at May 31, 2004 has changed to a net unrealized gain at August 31, 2004 as a result of a decrease in longer-term interest rates. The $2.5 million gross unrealized loss at August 31, 2004 is comprised of 147 available-for-sale securities, which had a total fair value of $516.1 million. This is reduced from gross unrealized losses of $11.1 million at May 31, 2004, which was comprised of 257 available-for-sale securities with a total fair value of $876.0 million. The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns.

At August 31, 2004, Paychex believes that the investments it holds are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms and that the decline in the market value is due to changes in interest rates and not due to increased credit risk. At August 31, 2004, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold the investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note E: Property and Equipment, Net

	August 31,	May 31,
	2004	2004
(In thousands)	(Unaudited)	(Audited)
Land and improvements	$4,653	$4,250
Buildings and improvements	70,666	70,987
Data processing equipment	120,784	117,419
Software	59,341	57,190
Furniture, fixtures, and equipment	100,888	99,721
Leasehold improvements	19,554	19,816
Construction in progress	12,435	10,871

	388,321	380,254
Less: Accumulated depreciation and amortization	216,748	208,908

Property and equipment, net	$171,573	$171,346

Depreciation expense was $10.3 million for the three-month period in fiscal 2005, compared with $9.6 million in the respective fiscal 2004 period.

Construction in progress at August 31, 2004 and May 31, 2004 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net

	August 31,	May 31,
(In thousands)	2004 (Unaudited)	2004 (Audited)
Client lists	$104,051	$103,758
Associate offices license agreements	12,250	12,250
Other intangible assets	4,165	4,215

	120,466	120,223
Less: Accumulated amortization	39,490	35,672

Intangible assets, net	$80,976	$84,551

Amortization expense on intangible assets was $3.9 million for the three-month period in fiscal 2005, compared with $4.1 million in the respective fiscal 2004 period.

The estimated amortization expense for the full year fiscal 2005 and the following four fiscal years, as of August 31, 2004, is as follows:

(In thousands) Fiscal year ended May 31,	Estimated amortization expense
2005	$15,637
2006	$13,869
2007	$12,143
2008	$10,590
2009	$9,035

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

The following table summarizes stock option activity for the three months ended August 31, 2004:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price
Outstanding at May 31, 2004	10,606	$27.93
Granted	1,664	$31.79
Exercised	(228)	$12.25
Forfeited	(173)	$34.56

Outstanding at August 31, 2004	11,869	$28.68

Exercisable at May 31, 2004	5,000	$21.31
Exercisable at August 31, 2004	5,413	$23.35

Options outstanding at August 31, 2004 had a weighted-average remaining contractual life of 7.0 years and exercise prices ranging from $2.45 to $51.38 per share.

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

	For the three months ended
	August 31,	August 31,
(In thousands)	2004	2003
Net income	$87,721	$80,343
Change in unrealized gains/(losses) on available-for-sale securities, net of tax impact	8,464	(14,173)

Total comprehensive income	$96,185	$66,170

At August 31, 2004, accumulated comprehensive income was $5.8 million, which was net of taxes of $3.3 million. At May 31, 2004, there was an accumulated comprehensive loss of $2.7 million, which was net of taxes of $1.5 million.

Note I: Commitments and Contingencies

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, and other matters.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are defendants in twenty-three lawsuits pending in Los Angeles Superior Court, the United States District Court for the Central District of California, and the United States District Court for the Southern District of California brought by licensees of payroll processing software owned by Rapid Payroll. In

August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty-one lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters. On July 5, 2002, the federal court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. The Company has reached resolutions with certain licensees, resulting in the dismissal of eight lawsuits, which included payments totaling approximately $1.6 million. The Company, Rapid Payroll, and the individual defendants are vigorously defending the remaining twenty-three actions, which are in various stages. The Company and other defendants have been granted several motions for summary judgment dismissing various claims, and other such motions are pending or anticipated upon completion of discovery.

On June 18, 2004, a Superior Court jury found that Rapid Payroll had breached its license agreement with Payroll Partnership, L.P. and two related entities. The jury awarded approximately $6.4 million in compensatory damages against Rapid Payroll, which has filed post-trial motions and, if necessary, plans to appeal. The Superior Court dismissed all other claims against Rapid Payroll, the Company, and the individual defendants, including fraud and tort causes of action. The six remaining state court cases are to be tried one after the other in Superior Court, beginning with a jury trial currently scheduled to start on October 22, 2004. Discovery and motions are continuing in the federal court cases, with the first trial currently scheduled to start in January 2005.

Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The legal reserve totaled $35.0 million at August 31, 2004, and is included in other current liabilities on the Consolidated Balance Sheets. This reserve may change in the future due to new developments or changes in the Company’s strategies.

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

Other commitments: In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients. The Company has entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for matters related to their services to Paychex and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material.

Note J: Related Party Transactions

The Company purchased approximately $1.8 million and $.7 million of data processing equipment and software from EMC Corporation in the first quarters of fiscal 2005 and fiscal 2004, respectively. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months ended August 31, 2004 and 2003 (fiscal 2005 and fiscal 2004, respectively), and the financial condition at August 31, 2004 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying August 31, 2004 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2004. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Overview

Paychex is a leading, national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. The Company has a broad portfolio of products and services that allows its clients to meet their diverse payroll and human resource needs. These include payroll processing, tax filing and payment, employee payment, regulatory compliance (new-hire reporting and garnishment processing), retirement services administration, employee benefits administration, workers’ compensation insurance, time and attendance systems, and comprehensive bundled human resource administrative services. The Company earns its revenues primarily through recurring fees for repetitive services performed related to these products. Service revenues are largely driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. The Company also earns interest on funds held for clients between the time of collection from clients and remittance to the respective tax agencies or client employees. The Company’s strategy is focused on growing its client base, increasing utilization of ancillary services, and leveraging its technological and operating infrastructure.

For the first three months of fiscal 2005, the Company generated record total revenues, net income, and diluted earnings per share. For the first quarter of fiscal 2005, the Company’s total revenues grew 12% year-over-year to $345.0 million. This in turn generated net income of $87.7 million, or $.23 diluted earnings per share. Year-over-year growth in net income was 9%. Operating income increased 12% year-over-year to $128.7 million in the first quarter of 2005.

The Company’s financial growth has continued to be impacted by the effect of lower average interest rates on its funds held for clients and corporate investments portfolios. Combined interest on funds held for clients and corporate investment income decreased 25% year-over-year in the first quarter. The combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.7% in the first quarter of fiscal 2005, compared with an average rate of return of 2.0% in the first quarter of 2004. In fiscal 2004, the Company was able to offset some of the impact of lower interest rates by realizing gains from the sale of available-for-sale securities. In the first quarter of 2004, the Company recognized $4.2 million in total net realized gains on the sale of available-for-sale securities, compared with $.2 million of total net realized gains in the first quarter of fiscal 2005. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.

Due to the impact of fluctuations in interest rates earned on its investment portfolios, the Company also focuses on operating income excluding interest on funds held for clients in evaluating the results of operations. Operating income excluding interest on funds held for clients experienced year-over-year growth of 16% for the first quarter of fiscal 2005, increasing to $117.9 million.

At August 31, 2004, the Company maintains a strong financial position with total cash and corporate investments of $592.9 million. The Company’s primary source of cash is its ongoing operations. Cash flow from operations was $125.4 million in the first quarter of fiscal 2005, compared with $112.4 million in the first quarter of fiscal 2004. Historically, the Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments from its operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support normal business operations, capital purchases, and current dividend payments for the foreseeable future.

For further analysis of the Company’s results of operations for the first three months of fiscal year 2005, and financial position at August 31, 2004, refer to the discussion of “Critical Accounting Policies” and the charts and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this review.

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004 discuss the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates the accounting policies and estimates used to prepare the Consolidated Financial Statements, including, but not limited to, those related to revenue recognition, PEO workers’ compensation insurance, investments, goodwill and intangible assets, fixed assets, potential losses resulting from its clients’ inability to meet their payroll obligations, contingencies, allowance for doubtful accounts, and income taxes. The Company bases its estimates on historical experience, future expectations, and assumptions believed to be reasonable, considering current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

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

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $540.0 million and $404.2 million for the three months ended August 31, 2004 and 2003, respectively.

Interest on funds held for clients is earned primarily on payroll tax filing and payment services and employee payment services funds that are collected from clients before due dates and invested (funds held for clients) until remittance to the applicable tax agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sale of available-for-sale securities.

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll. The fiscal 2004 policy was similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability was $500,000. The fiscal 2005 policy is similar to the fiscal 2004 policy, except that it is not pre-funded as claims are paid as incurred.

At August 31, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy. In addition, there is recorded $1.7 million in current liabilities and $4.4 million in long-term liabilities under the fiscal 2005 policy. The Company also has recorded an estimated prepayment of $5.4 million under the fiscal 2004 policy in prepaid expenses and other current assets. These estimates may change in the future based on claims experience trends.

Valuation of investments: The Company’s investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income. However, changes in the fair value of investments impact the Company’s net income only when such investments are sold or any other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.

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

The Company has $405.7 million of goodwill recorded on its Consolidated Balance Sheet at August 31, 2004, resulting from acquisitions in fiscal 2003 and fiscal 2004. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit.

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

Contingent liabilities: As discussed in Note I of the Notes to Consolidated Financial Statements, the Company is subject to various claims and legal matters. At August 31, 2004, the Company has recorded approximately $35.0 million in the reserve for pending legal matters based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires the Company to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular matter. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note I in the Notes to Consolidated Financial Statements, contained in this Form 10-Q, which is incorporated herein by reference thereto.

RESULTS OF OPERATIONS

Summary of Results of Operations for the Three Months Ended August 31:

(In millions, except per share amounts)	2004	Change	2003	Change
Revenues:
Payroll	$280.4	10%	$254.6	24%
Human Resource and Benefits	53.8	30%	41.3	22%

Total service revenues	334.2	13%	295.9	24%
Interest on funds held for clients	10.8	-19%	13.4	—

Total revenues	345.0	12%	309.3	22%
Combined operating and SG&A expenses	216.3	11%	194.2	29%

Operating income	128.7	12%	115.1	12%
as a % of total revenues	37%		37%
Investment income, net	2.2	-43%	3.9	-53%

Income before income taxes	130.9	10%	119.0	7%
as a % of total revenues	38%		38%
Income taxes	43.2	12%	38.7	11%

Net income	$87.7	9%	$80.3	6%

as a % of total revenues	25%		26%
Diluted earnings per share	$.23	10%	$.21	5%

Analysis of Operating Income:
Operating income	$128.7	12%	$115.1	12%
Less: Interest on funds held for clients	10.8	-19%	13.4	—

Operating income excluding interest on funds held for clients	$117.9	16%	$101.7	14%

as a % of total service revenues	35%		34%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

($ in millions)	August 31,	August 31,
For the three months ended:	2004	2003
Average investment balances:
Funds held for clients	$2,461.5	$2,301.0
Corporate investments	529.2	385.9

Total	$2,990.7	$2,686.9

Average interest rates earned (exclusive of net realized gains/losses):
Funds held for clients	1.7%	1.9%
Corporate investments	1.8%	2.8%
Combined funds held for clients and corporate investment portfolios	1.7%	2.0%

Net realized gains:
Funds held for clients	$.2	$2.7
Corporate investments	—	1.5

Total	$.2	$4.2

	August 31,	May 31,
As of:	2004	2004
Unrealized gain/(loss) on available-for-sale portfolio	$9.1	$(4.2)
Federal Funds rate	1.50%	1.00%
Three-year “AAA” municipal securities yield	2.04%	2.50%
Total available-for-sale securities (in millions)	$1,380.8	$1,358.7
Average duration of available-for-sale securities portfolio in years	2.2	2.1
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.4%	2.3%

Revenues: Total service revenues include revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services and Professional Employer Organization bundled services.

The increase in Payroll service revenues in the first quarter of fiscal 2005 compared with the prior year first quarter is due to organic client base growth, increased utilization of ancillary services, and price increases. As of August 31, 2004, 89% of all clients utilized the Company’s tax filing and payment services, compared with 88% at August 31, 2003. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 63% of its clients at August 31, 2004 compared with 61% at August 31, 2003. More than 90% of new clients purchase the Company’s tax filing and payment services and more than 70% of new clients purchase employee payment services. Major Market Services revenues increased 30% for the first quarter of fiscal 2005 to $41.0 million. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increase in Human Resource and Benefits service revenues in the first quarter of fiscal 2005 compared with the prior year first quarter is primarily related to increases in the number of clients utilizing Retirement Services products, increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced, and the benefit of revenue from the April 2004 acquisition of Stromberg time and attendance products. Retirement Services revenues increased 17% in the first quarter of fiscal 2005 to $20.9 million. At August 31, 2004, the Company serviced over 30,000 Retirement Services clients.

The PAS product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides essentially the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, as administrative fee revenues from these products increased 48% in the first quarter of fiscal 2005 to $16.0 million. As of August 31, 2004, the PAS and PEO products serviced over 168,000 client employees.

Year-over-year growth in Human Resource and Benefits service revenues is projected to be lower in the second half of fiscal 2005, reflecting the impact of the $6.4 million of net incremental PEO revenue recorded in the third quarter of fiscal 2004, which resulted from a refund of PEO workers’ compensation insurance premiums and a reduction of the estimated claims loss exposure under the fiscal 2003 policy.

The decrease in interest on funds held for clients in the first quarter of fiscal 2005 compared with the prior year first quarter resulted from lower net realized gains on the sale of available-for-sale securities and lower average interest rates earned in fiscal 2005, offset slightly by higher average portfolio balances. The higher average portfolio balances were driven by client base growth and increased utilization of the Company’s tax filing and payment services and employee payment services. Year-over-year growth comparisons for interest on funds held for clients are expected to improve in the second half of fiscal 2005 as a result of improving average interest rate comparisons and lower impact from year-over-year net realized gain comparisons.

Expenses: The following table summarizes total consolidated operating, selling, general, and administrative expenses:

(In millions)
For the three months ended August 31,	2004	Change	2003
Compensation-related expenses	$132.0	11%	$118.6
Facilities (excluding depreciation) expenses	11.2	-1%	11.3
Depreciation of property and equipment	10.3	7%	9.6
Amortization of intangible assets	3.9	-5%	4.1
Other expenses	58.9	16%	50.6

Total operating and SG&A expenses	$216.3	11%	$194.2

The increase in consolidated operating, selling, general, and administrative expenses in fiscal 2004 is primarily due to additional investments in personnel, information technology, and other costs to support the organic growth of the Company. At August 31, 2004, the Company had approximately 9,600 employees compared with approximately 8,950 at August 31, 2003. Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client lists obtained from the fiscal 2003 acquisitions, which are amortized using accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support the business. The first quarter fiscal 2005’s expense growth was also impacted by higher professional services fees related to pending legal matters. Consolidated expense growth year-over-year is expected to be lower in the second half of fiscal 2005 as a result of $35.8 million of expense charges recorded in the second half of fiscal 2004 to increase the reserve for pending legal matters.

Operating income: As a result of the above factors, operating income increased 12% in the first quarter to $128.7 million.

Investment income: Investment income, net, primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decrease in investment income is primarily due to lower net realized gains on the sale of available-for-sale securities and lower average interest rates, partially offset by an increase in average daily invested balances.

Income taxes: The effective income tax rate was 33.0% in first quarter of fiscal 2005 compared with 32.5% in the respective prior year period. The increase in the effective income tax rate is primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. The full year fiscal 2005’s effective income tax rate is expected to approximate 33.0%.

Outlook

The Company’s current outlook for the full fiscal year 2005 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 8% to 10%.

•	Human Resource and Benefits service revenue growth is expected to be in the range of 19% to 21%, reflecting the impact of the net incremental PEO revenue benefit recorded in fiscal 2004. Human Resource and Benefits service revenue growth excluding total PEO revenue is expected to be in the range of 28% to 30%.

•	Total service revenue growth is projected to be in the range of 10% to 12%.

•	Interest on funds held for clients is expected to decrease approximately 10% to 15%.

•	Total revenue growth is estimated to be in the range of 9% to 11%.

•	Corporate investment income is anticipated to decrease approximately 30%.

•	Net income growth is expected to be in the range of 16% to 18%.

•	Growth in operating income excluding interest on funds held for clients, the $35.8 million of expense charges for pending legal matters in fiscal 2004, and the $6.4 million net incremental PEO revenue in fiscal 2004, is expected to be in excess of 15%.

These projections are based on current economic and interest rate conditions continuing with no significant changes. Included in the Human Resource and Benefits service revenue projections is revenue from the Stromberg Time and Attendance products, which was previously included in Payroll service revenues.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2004, the Company’s principal source of liquidity was $592.9 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, capital expenditures, and current dividend payments for the foreseeable future.

The Company has unused borrowing capacity available under three uncommitted, short-term lines of credit with financial institutions at market rates of interest as follows:

Expiration Date	Amount Available	Secured/Unsecured
November 2004	$150 million	Unsecured
January 2005	$350 million	Secured
June 2005	$100 million	Unsecured

The primary uses of the lines of credit would be to meet short-term funding requirements related to client fund deposit obligations or to fund normal business operations, if necessary. The secured line of credit is collateralized primarily by securities in the Company’s investment portfolios. No amounts were outstanding against these lines of credit during the first quarter of fiscal 2005 or at August 31, 2004.

At August 31, 2004, the Company had letters of credit outstanding totaling $32.9 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2004 and December 2005. The letters of credit are secured by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during the first quarter of fiscal 2005 or at August 31, 2004.

At August 31, 2004 and May 31, 2004, the Company has recorded $1.0 million in other current liabilities for the additional purchase price expected to be paid for the Stromberg acquisition in the fourth quarter of fiscal 2005.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under service arrangements with clients. The Company has entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for matters related to their services to Paychex and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.

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

Operating Cash Flow Activities

(In millions)
For the three months ended August 31,	2004	2003
Net income	$87.7	$80.3
Non-cash adjustments to net income	28.5	29.9
Cash provided by changes to working capital and other assets and other liabilities	9.2	2.2

Net cash provided by operating activities	$125.4	$112.4

The increase in operating cash flows for the first three months of fiscal 2005 reflects higher net income adjusted for non-cash items and higher cash provided by working capital. The fluctuation in working capital is mainly related to the timing of accounts receivable billing and collection and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

(In millions)
For the three months ended August 31,	2004	2003
Net funds held for clients and corporate investment activities	$(78.2)	$(12.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(10.7)	(10.7)
Purchases of other assets	(.3)	(.8)

Net cash used in investing activities	$(89.2)	$(23.9)

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment services and employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities mainly relate to timing of purchases, sales, or maturities of corporate investments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $12.4 million at August 31, 2004 and $10.9 million at May 31, 2004. These amounts primarily represent costs for software being developed for internal use.

Purchases of property and equipment in fiscal 2005 are expected to be in the range of $65 million to $70 million, including anticipated purchases for printing equipment, communication system upgrades, and branch expansions. Fiscal 2005 depreciation expense is projected to be in the range of $40 million to $45 million. In addition, the Company projects amortization of intangible assets for fiscal 2005 to be in the range of $15 million to $16 million.

The Company purchased approximately $1.8 million and $.7 million of data processing equipment and software from EMC Corporation in the first quarters of fiscal 2005 and fiscal 2004, respectively. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

Financing Cash Flow Activities

(In millions, except per share amounts)
For the three months ended August 31,	2004	2003
Dividends paid	$(45.4)	$(41.4)
Proceeds from exercise of stock options	2.8	4.8

Net cash used in financing activities	$(42.6)	$(36.6)

Cash dividends per common share	$.12	$.11

Dividends paid: During the quarter ended August 31, 2004, the Company’s Board of Directors declared a dividend in the amount of $.12 per share, which was paid August 16, 2004 to shareholders of record as of August 2, 2004. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is due to a decrease in the average exercise price per share in the first quarter of fiscal 2005 and a decrease in the number of shares exercised from .3 million in the three months of fiscal 2004 to .2 million in the three months of fiscal 2005. The Company has recognized a tax benefit from the exercise of stock options of $1.8 million and $2.3 million for the three months ended August 31, 2004 and 2003, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The Company’s investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates, as the Federal Funds rate decreased from 6.50% at the end of fiscal 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment experienced through fiscal 2004 has negatively affected net income growth. During most of fiscal 2004 and 2003, the decreasing rate environment generated significant unrealized gains for the Company’s longer-term available-for-sale portfolio. During fiscal 2004 and fiscal 2003, the Company mitigated some of the impact of lower interest rates on earnings by realizing gains from the sale of investments. In the first quarter of fiscal 2004, the Federal Funds rate was increased to 1.50% as of August 31, 2004. In the first quarter of fiscal 2005, the average interest rate earned on the Company’s total investment portfolios was 1.7% compared with 2.0% in the prior year quarter. Although short-term interest rates increased in the first quarter, longer-term interest rates have declined. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $1.4 billion at August 31, 2004, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.4 billion at August 31, 2004. Earnings from the available-for-sale-investments, which currently have an average duration of 2.2 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will generally result in a decrease in the fair value of the Company’s investment portfolio.

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year 2005	Fiscal year ended	Fiscal year ended
	year-to-date	May 31, 2004	May 31, 2003
Federal Funds rate – beginning of period	1.00%	1.25%	1.75%
Rate increase/(decrease):
First quarter	.50	(.25)	—
Second quarter	N/A	—	(.50)
Third quarter	N/A	—	—
Fourth quarter	N/A	—	—

Federal Funds rate – end of period	1.50%	1.00%	1.25%

Three-year “AAA” municipal securities yield – end of period	2.04%	2.50%	1.40%

Note: On September 21, 2004, the Federal Funds rate increased to 1.75%.

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

The total investment portfolio is expected to average approximately $3.3 billion for the full year fiscal 2005. The Company’s normal and anticipated allocation is approximately 60% invested in short-term securities with an average duration of 30 days and 40% invested in available-for-sale municipal securities with an average duration of two and one-half to three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $3.5 million to $4.0 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected unrealized gains of $9.1 million at August 31, 2004, compared with net unrealized losses of $4.2 million at May 31, 2004, and net unrealized gains of $22.7 million at August 31, 2003. During the first quarter of fiscal 2005, the net unrealized gain/(loss) position ranged from a net unrealized loss of $7.5 million to a net unrealized gain of $9.1 million. The unrealized gain position of the Company’s investment portfolios was approximately $9.5 million at September 17, 2004.

As of August 31, 2004 and May 31, 2004, the Company had approximately $1.4 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.4% and 2.3%, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at August 31, 2004, would be approximately $7.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other than temporary.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2004, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 99% of available-for-sale securities holding an AA rating or better.

OTHER

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by Paychex, Inc. (the “Company”) management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in the Company’s SEC filings, including the most recent Form 10-K: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, execution of expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; the possibility that internal control weaknesses may be identified during control reviews; potential unfavorable outcomes related to pending legal matters; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short- and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause actual results to differ materially from anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting: There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

(1)	Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2)	Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(3)	Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	The Company furnished a report on Form 8-K on June 24, 2004 that included the Company’s press release dated June 24, 2004 reporting the Company’s results of operations for the fourth quarter and twelve-month periods of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: September 21, 2004	/s/ B. Thomas Golisano B. Thomas Golisano Chairman, President and Chief Executive Officer

Date: September 21, 2004	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer and Secretary