Form 10-Q
period 2004-11-30
PAYCHEX INC
filed 2004-12-22
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ].

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value	378,337,067 Shares

CLASS	OUTSTANDING AT NOVEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Revenues:
Service revenues	$334,876	$297,559	$669,079	$593,477
Interest on funds held for clients	12,409	14,540	23,181	27,875

Total revenues	347,285	312,099	692,260	621,352
Operating costs	79,928	74,435	160,274	146,106
Selling, general, and administrative expenses	140,459	122,849	276,420	245,353

Operating income	126,898	114,815	255,566	229,893
Investment income, net	2,751	5,071	5,010	9,020

Income before income taxes	129,649	119,886	260,576	238,913
Income taxes	42,784	39,202	85,990	77,886

Net income	$86,865	$80,684	$174,586	$161,027

Basic earnings per share	$.23	$.21	$.46	$.43

Diluted earnings per share	$.23	$.21	$.46	$.42

Weighted-average common shares outstanding	378,265	377,263	378,185	377,052

Weighted-average shares assuming dilution	379,696	379,649	379,699	379,234

Cash dividends per common share	$.13	$.12	$.25	$.23

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 30,	May 31,
	2004	2004
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$231,907	$219,492
Corporate investments	365,773	304,348
Interest receivable	22,883	22,564
Accounts receivable, net	182,730	135,764
Deferred income taxes	14,429	25,646
Prepaid income taxes	436	1,962
Prepaid expenses and other current assets	22,464	16,938

Current assets before funds held for clients	840,622	726,714
Funds held for clients	2,529,419	2,553,733

Total current assets	3,370,041	3,280,447
Other assets	7,803	8,207
Property and equipment, net	173,842	171,346
Intangible assets, net	77,695	84,551
Goodwill	405,716	405,652

Total assets	$4,035,097	$3,950,203

LIABILITIES
Accounts payable	$25,438	$22,589
Accrued compensation and related items	93,192	87,344
Deferred revenue	3,915	3,650
Legal reserve	35,047	35,047
Other current liabilities	20,723	18,049

Current liabilities before client fund deposits	178,315	166,679
Client fund deposits	2,529,098	2,555,224

Total current liabilities	2,707,413	2,721,903
Deferred income taxes	15,581	14,396
Other long-term liabilities	22,368	13,931

Total liabilities	2,745,362	2,750,230

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 600,000 authorized shares Issued: 378,337 at November 30, 2004 and 377,968 at May 31, 2004	3,783	3,780
Additional paid-in capital	234,629	227,164
Retained earnings	1,051,763	971,738
Accumulated other comprehensive loss	(440)	(2,709)

Total stockholders’ equity	1,289,735	1,199,973

Total liabilities and stockholders’ equity	$4,035,097	$3,950,203

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the six months ended
	November 30,	November 30,
	2004	2003
OPERATING ACTIVITIES
Net income	$174,586	$161,027
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on depreciable and intangible assets	28,732	27,545
Amortization of premiums and discounts on available-for-sale securities	14,845	12,609
Provision for deferred income taxes	11,123	17,802
Tax benefit related to exercise of stock options	2,698	6,849
Provision for bad debts	1,406	1,392
Other non-cash adjustments	—	780
Net realized gains on sales of available-for-sale securities	(243)	(11,333)
Changes in operating assets and liabilities:
Interest receivable	(319)	1,399
Accounts receivable	(48,372)	(31,640)
Prepaid expenses and other current assets	(5,526)	(1,551)
Accounts payable and other current liabilities	13,099	(2,438)
Net change in other assets and liabilities	8,462	595

Net cash provided by operating activities	200,491	183,036

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(279,335)	(608,946)
Proceeds from sales of available-for-sale securities	278,601	577,039
Proceeds from maturities of available-for-sale securities	47,810	81,320
Net change in funds held for clients’ money market securities and other cash equivalents	(94,674)	44,592
Net change in client fund deposits	(26,126)	(116,175)
Purchases of property and equipment	(26,976)	(29,271)
Proceeds from sales of property and equipment	3,371	—
Purchases of other assets	(956)	(1,640)

Net cash used in investing activities	(98,285)	(53,081)

FINANCING ACTIVITIES
Dividends paid	(94,561)	(86,740)
Proceeds from exercise of stock options	4,770	11,152

Net cash used in financing activities	(89,791)	(75,588)

Increase in cash and cash equivalents	12,415	54,367
Cash and cash equivalents, beginning of period	219,492	79,871

Cash and cash equivalents, end of period	$231,907	$134,238

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2004

Note A: Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements of Paychex, Inc. and its wholly owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. Operating results for the six months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the full year ended May 31, 2005.

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

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, workers compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $538.3 million and $437.0 million for the three months ended November 30, 2004 and 2003, respectively, and $1,078.3 million and $841.2 million for the six months ended November 30, 2004 and 2003, respectively.

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

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll. At November 30, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy.

The fiscal 2004 policy was similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability was $500,000. At November 30, 2004, the Company has recorded an estimated prepayment of $5.4 million under the fiscal 2004 policy in prepaid expenses and other current assets.

The fiscal 2005 policy is similar to the 2004 policy, except that it is no longer pre-funded as claims are paid as incurred. At November 30, 2004, the Company recorded $3.9 million in current liabilities and $7.8 million in long-term liabilities for workers’ compensation claims costs based upon the estimated loss exposure under the fiscal 2005 policy.

These estimates for loss exposure under the workers’ compensation policies may change in the future based on claims experience trends.

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

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended		For the six months ended
(In thousands, except	November 30,	November 30,	November 30,	November 30,
per share amounts)	2004	2003	2004	2003
Net income, as reported	$86,865	$80,684	$174,586	$161,027
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3,996	1,904	8,008	4,001

Pro forma net income	$82,869	$78,780	$166,578	$157,026

Earnings per share:
Basic — as reported	$.23	$.21	$.46	$.43
Basic — pro forma	$.22	$.21	$.44	$.42
Diluted — as reported	$.23	$.21	$.46	$.42
Diluted — pro forma	$.22	$.21	$.44	$.41

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted was $8.45 and $8.99, respectively, for the quarter and six months ended November 30, 2004, and $9.55 and $8.76, respectively, for the quarter and six months ended November 30, 2003. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
	2004	2003	2004	2003
Risk-free interest rate	3.5%	2.8%	3.6%	2.5%
Dividend yield	1.7%	1.4%	1.6%	1.5%
Volatility factor	.31	.33	.31	.34
Expected option term life in years	4.9	4.5	5.0	4.9

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values. This statement is effective for the first annual or interim period beginning after June 15, 2005. The Company is currently evaluating the impact of this statement, and anticipates adopting this standard for its fiscal year beginning in June 2005.

Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

Note B: Business Combinations

Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance products. Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance software solutions for mid- to large-sized businesses, for approximately $13.6 million. The Company paid $12.6 million at the date of acquisition and an additional $1.0 million is expected to be paid in the fourth quarter of fiscal 2005. Paychex had purchased Stromberg’s Time In A Box® product, a time and attendance solution for small- to medium-sized businesses, in October 2003. The purchase price of the Stromberg acquisition was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

(In thousands)	Stromberg
Current assets and other long-term assets	$694
Property and equipment	2,097
Intangible assets	950
Goodwill	11,630
Accounts payable and accrued expenses	(1,747)

Total purchase price	$13,624

The amount assigned to property and equipment primarily represents the fair value of software and is based upon an independent appraisal. The goodwill balance is deductible for tax purposes.

Fiscal 2003 acquisitions: In fiscal 2003, Paychex acquired two payroll processors that serve small- to medium-sized businesses throughout the United States. Advantage Payroll Services, Inc. (“Advantage”) was acquired on September 20, 2002 for $314.4 million and InterPay, Inc. (“InterPay”) was acquired on April 1, 2003 for $182.3 million. The Company has $394.1 million of goodwill recorded on its Consolidated Balance Sheets at November 30, 2004 relating to these two acquisitions.

As a result of these acquisitions, the Company has recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the Advantage acquisition included reserves of $1.8 million for severance and $3.3 million for redundant lease costs. The purchase price allocation for the InterPay acquisition included reserves of $8.2 million for severance and $2.6 million for redundant lease costs. Activity in the first six months of fiscal 2005 for these reserves is summarized as follows:

		Utilization for the
		six months ended	Balance at
	Balance at	November 30,	November 30,
(In thousands)	May 31, 2004	2004	2004
Advantage severance costs	$229	$—	$229
Advantage redundant lease costs	$2,064	$410	$1,654
InterPay severance costs	$2,169	$838	$1,331
InterPay redundant lease costs	$2,501	$229	$2,272

The severance payments for both acquisitions are expected to be substantially complete by the end of fiscal 2005. The majority of redundant lease payments are expected to be complete in fiscal 2007, with the remaining payments extending until 2015.

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
(In thousands, except per	November 30,	November 30,	November 30,	November 30,
share amounts)	2004	2003	2004	2003
Basic earnings per share:
Net income	$86,865	$80,684	$174,586	$161,027

Weighted-average common shares outstanding	378,265	377,263	378,185	377,052

Basic earnings per share	$.23	$.21	$.46	$.43

Diluted earnings per share:
Net income	$86,865	$80,684	$174,586	$161,027

Weighted-average common shares outstanding	378,265	377,263	378,185	377,052
Net effect of dilutive stock options at average market prices	1,431	2,386	1,514	2,182

Weighted-average shares assuming dilution	379,696	379,649	379,699	379,234

Diluted earnings per share	$.23	$.21	$.46	$.42

Weighted-average anti-dilutive stock options	5,728	1,345	4,971	1,956

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and six months ended November 30, 2004, stock options were exercised for .2 million and .4 million shares of the Company’s common stock, respectively, compared with .5 million and .8 million shares for the respective prior year periods.

Note D: Funds Held for Clients and Corporate Investments

	November 30, 2004		May 31, 2004
	(Unaudited)		(Audited)
(In thousands)	Cost	Fair value	Cost	Fair value
Type of issue:
Money market securities and other cash equivalents	$1,589,599	$1,589,599	$1,494,925	$1,494,925
Available-for-sale securities:
General obligation municipal bonds	701,192	700,365	739,855	736,582
Pre-refunded municipal bonds	153,733	154,511	162,529	163,111
Revenue municipal bonds	383,227	382,998	397,448	396,165
Other debt securities	62,998	62,585	62,995	62,739
Other equity securities	20	72	20	63

Total available-for-sale securities	1,301,170	1,300,531	1,362,847	1,358,660
Other	4,827	5,062	4,390	4,496

Total funds held for clients and corporate investments	$2,895,596	$2,895,192	$2,862,162	$2,858,081

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,529,098	$2,529,419	$2,555,224	$2,553,733
Corporate investments	366,498	365,773	306,938	304,348

Total funds held for clients and corporate investments	$2,895,596	$2,895,192	$2,862,162	$2,858,081

The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At November 30, 2004, all short-term securities classified as cash equivalents and available-for-sale securities held at least an A-1 or equivalent rating, with over 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.

Unrealized gains and losses of available-for-sale securities are as follows:

	Gross unrealized	Gross unrealized	Net
(In thousands)	gains	losses	unrealized losses
November 30, 2004	$6,226	$(6,865)	$(639)
May 31, 2004	$6,928	$(11,115)	$(4,187)

The net unrealized loss at May 31, 2004 of $4.2 million decreased to a net unrealized loss at November 30, 2004 of $.6 million, resulting from a decrease in longer-term interest rates. The $6.9 million gross unrealized losses at November 30, 2004 were comprised of 245 available-for-sale securities, which had a total fair value of $853.2 million. The gross unrealized losses of $11.1 million at May 31, 2004 were comprised of 257 available-for-sale securities with a total fair value of $876.0 million. The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns.

At November 30, 2004, Paychex believes that the investments it holds are not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value is due to changes in interest rates and is not due to increased credit risk. At November 30, 2004, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold the investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note E: Property and Equipment, Net

	November 30,	May 31,
	2004	2004
(In thousands)	(Unaudited)	(Audited)
Land and improvements	$4,038	$4,250
Buildings and improvements	65,327	70,987
Data processing equipment	121,201	117,419
Software	58,013	57,190
Furniture, fixtures, and equipment	95,492	99,721
Leasehold improvements	19,495	19,816
Construction in progress	14,662	10,871

	378,228	380,254
Less: Accumulated depreciation and amortization	204,386	208,908

Property and equipment, net	$173,842	$171,346

Depreciation expense was $10.6 million and $20.9 million for the three- and six-month periods in fiscal 2005, compared with $9.6 million and $19.2 million in the respective fiscal 2004 periods.

Construction in progress at November 30, 2004 and May 31, 2004 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net

	November 30,	May 31,
	2004	2004
(In thousands)	(Unaudited)	(Audited)
Client lists	$104,713	$103,758
Associate offices license agreements	12,250	12,250
Other intangible assets	4,165	4,215

	121,128	120,223
Less: Accumulated amortization	43,433	35,672

Intangible assets, net	$77,695	$84,551

Amortization expense on intangible assets was $3.9 million and $7.8 million for the three- and six-month periods in fiscal 2005, compared with $4.2 million and $8.3 million in the respective fiscal 2004 periods.

The estimated amortization expense for the full year fiscal 2005 and the following four fiscal years, as of November 30, 2004, is as follows:

Estimated
(In thousands)	amortization
Fiscal year ended May 31,	expense
2005	$15,815
2006	$14,011
2007	$12,265
2008	$10,694
2009	$9,119

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

The following table summarizes stock option activity for the six months ended November 30, 2004:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price
Outstanding at May 31, 2004	10,606	$27.93
Granted	2,515	$31.50
Exercised	(369)	$12.93
Forfeited	(373)	$34.55

Outstanding at November 30, 2004	12,379	$28.90

Exercisable at May 31, 2004	5,000	$21.31
Exercisable at November 30, 2004	5,578	$24.20

Stock options granted in the first six months of fiscal 2005 included a grant of 650,000 options to Jonathan J. Judge, President and Chief Executive Officer, on October 1, 2004. 100,000 of these stock options were granted under the 2002 Plan and the remaining 550,000 shares were granted under a non-qualified stock option agreement.

Options outstanding at November 30, 2004 had a weighted-average remaining contractual life of 6.9 years and exercise prices ranging from $2.45 to $51.38 per share.

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

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
(In thousands)	2004	2003	2004	2003
Net income	$86,865	$80,684	$174,586	$161,027
Changes in market value of available-for-sale securities, net of taxes	(6,195)	(886)	2,269	(15,059)

Total comprehensive income	$80,670	$79,798	$176,855	$145,968

At November 30, 2004, the accumulated comprehensive loss was $.4 million, which was net of taxes of $.2 million. At May 31, 2004, the accumulated comprehensive loss was $2.7 million, which was net of taxes of $1.5 million.

Note I: Commitments and Contingencies

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, and other matters.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are currently defendants in five lawsuits pending in Los Angeles Superior Court and sixteen lawsuits pending in the United States District Court for the Central District of California, all brought by licensees of payroll processing software owned by Rapid Payroll. In August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty-two lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters.

On July 5, 2002, the federal court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements.

State Court: In September 2004, the Los Angeles Superior Court granted certain post-trial motions in the Payroll Partnership, L.P., e. al. v. Rapid Payroll, Inc., et al. matter, reducing the jury’s June 2004 verdict against Rapid Payroll from $6.4 million to $5.1 million. The Superior Court dismissed all other claims against Rapid Payroll and all claims against the Company and the individual defendants, including fraud and tort causes of action. On December 15, 2004, the matter was settled for $3.5 million.

As of December 15, 2004, three state court cases, including Payroll Partnership, L.P., have been settled for a total of $5.5 million. The five remaining state court cases are awaiting trial in Superior Court, beginning with a bench trial of one of the cases, which is currently anticipated to start in January of 2005.

Federal Court: In October 2004, the federal court ordered that Rapid Payroll’s liability would be limited, pursuant to express contractual provisions, to the amount of license fees received by Rapid Payroll under the agreements, which, for the sixteen cases currently pending in federal court, totals approximately $3.5 million. The federal court also ordered that the preliminary injunction would be lifted in April of 2006 and that Rapid Payroll must release the source code pursuant to the escrow terms of the license agreements on December 1, 2004. The court further granted defendants’ motions for summary judgment dismissing the fraud and tort claims against all defendants.

As of December 15, 2004, the Company has settled eight federal court cases for a total of $1.5 million. The total amount of license fees paid by those licensees since inception was approximately $3.4 million.

Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The legal reserve totaled $35.0 million at November 30, 2004, and is included in other current liabilities on the Consolidated Balance

Sheets. This reserve may change in the future due to new developments or changes in the Company’s strategies.

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

Note J: Related Party Transactions

During the three- and six-month periods ended November 30, 2004, the Company purchased approximately $.2 million and $2.0 million of data processing equipment and software from EMC Corporation, compared with approximately $.2 million and $.9 million purchased in the respective prior year periods. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three months and six months ended November 30, 2004 and 2003 (fiscal 2005 and fiscal 2004, respectively), and the financial condition at November 30, 2004 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting revenues, net income, and financial condition. This review should be read in conjunction with the accompanying November 30, 2004 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2004. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

For the second quarter and first six months of fiscal 2005, the Company generated record total revenues, net income, and diluted earnings per share. For the second quarter ended November 30, 2004, the Company’s total revenues grew 11% year-over-year to $347.3 million. This in turn generated net income of $86.9 million, or $.23 diluted earnings per share. Year-over-year growth in net income was 8%. Operating income increased 11% year-over-year to $126.9 million in the second quarter of fiscal 2005.

For the six months ended November 30, 2004, the Company’s total revenues grew 11% year-over-year to $692.3 million, which in turn, generated net income of $174.6 million, or $.46 diluted earnings per share. Year-over-year growth in net income was 8%. Operating income increased 11% year-over-year to $255.6 million in the first six months of fiscal 2005.

The Company’s financial growth has continued to be impacted by the effect of fluctuations in interest rates earned and impact of year-over-year net realized gain comparisons in its funds held for clients and corporate investments portfolios. Combined interest on funds held for clients and corporate investment income decreased 23% for the second quarter and 24% for the six-month period of fiscal 2005. The combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.0% and 1.9% in the second quarter and first six months of fiscal 2005, compared with an average rate of return of 1.9% and 2.0% for the respective prior year periods. In fiscal 2004, the Company was able to offset some of the impact of lower interest rates by realizing gains from the sale of available-for-sale securities. In fiscal 2004, the Company recognized total net realized gains on the sale of available-for-sale securities of $7.1 million and $11.3 million in the second quarter and six-month period, respectively, compared with no net realized gains in the second quarter and $.2 million in the first six months of fiscal 2005. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.

Due to the impact of fluctuations in interest rates earned on its investment portfolios, the Company also focuses on operating income excluding interest on funds held for clients in evaluating the results of operations. Operating income excluding interest on funds held for clients experienced year-over-year growth of 14% and 15% for the second quarter and first six months of fiscal 2005, increasing to $114.5 million and $232.4 million, respectively. Operating income excluding interest on funds held for clients as a percentage of total service revenues was 34% for the second quarter and 35% in the first six months of fiscal 2005, compared with 34% for both the respective prior year periods.

At November 30, 2004, the Company maintained a strong financial position with total cash and corporate investments of $597.7 million. The Company’s primary source of cash is its ongoing operations. Cash flow from operations was $200.5 million for the first six months of fiscal 2005, compared with $183.0 million for the same period last year. Historically, the Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments from its operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support normal business operations, capital purchases, and current dividend payments for the foreseeable future.

For further analysis of the Company’s results of operations for the second quarter and first six months of fiscal year 2005, and financial position at November 30, 2004, refer to the discussion of “Critical Accounting Policies” and the charts and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this review.

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q and included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004, discuss the significant accounting policies of Paychex, Inc. The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates the accounting policies and estimates used to prepare the Consolidated Financial Statements, including, but not limited to, those related to revenue recognition, PEO workers’ compensation insurance, investments, goodwill and intangible assets, fixed assets, potential losses resulting from its clients’ inability to meet their payroll obligations, contingencies, allowance for doubtful accounts, and income taxes. The Company bases its estimates on historical experience, future expectations, and assumptions believed to be reasonable, considering current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

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

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, workers compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $538.3 million and $437.0 million for the three months ended November 30, 2004 and 2003, respectively, and $1,078.3 million and $841.2 million for the six months ended November 30, 2004 and 2003, respectively.

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

PEO workers’ compensation insurance: In fiscal 2003, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. Under this policy, the Company’s maximum individual claims liability was $250,000 and the aggregate claims exposure was based on a percentage of premium rates as applied to workers’ compensation payroll. At November 30, 2004, the Company has recorded $1.8 million in current liabilities for workers’ compensation claims cost based on the estimated loss exposure under the fiscal 2003 policy.

The fiscal 2004 policy was similar to the fiscal 2003 policy, except that the Company’s maximum individual claims liability was $500,000. At November 30, 2004, the Company has recorded an estimated prepayment of $5.4 million under the fiscal 2004 policy in prepaid expenses and other current assets.

The fiscal 2005 policy is similar to the 2004 policy, except that it is no longer pre-funded as claims are paid as incurred. At November 30, 2004, the Company recorded $3.9 million in current liabilities and $7.8 million in long-term liabilities for workers’ compensation claims costs based upon the estimated loss exposure under the fiscal 2005 policy.

These estimates for loss exposure under the workers’ compensation policies may change in the future based on claims experience trends.

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

The Company has $405.7 million of goodwill recorded on its Consolidated Balance Sheet at November 30, 2004, resulting from acquisitions in fiscal 2003 and fiscal 2004. Statement of

Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit.

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

Contingent liabilities: As discussed in Note I of the Notes to Consolidated Financial Statements, the Company is subject to various claims and legal matters. At November 30, 2004, the Company has recorded approximately $35.0 million in the reserve for pending legal matters based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires the Company to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular matter. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note I in the Notes to Consolidated Financial Statements, contained in this Form 10-Q, which is incorporated herein by reference thereto.

RESULTS OF OPERATIONS

Summary of Results of Operations for the Three Months Ended November 30:

(In millions, except per share amounts)	2004	Change	2003	Change
Revenues:
Payroll	$278.7	9%	$255.1	16%
Human Resource and Benefits	56.2	32%	42.5	19%

Total service revenues	334.9	13%	297.6	16%
Interest on funds held for clients	12.4	-15%	14.5	11%

Total revenues	347.3	11%	312.1	16%
Combined operating and SG&A expenses	220.4	12%	197.3	16%

Operating income	126.9	11%	114.8	16%
as a % of total revenues	36.5%		36.8%
Investment income, net	2.8	-46%	5.1	-56%

Income before income taxes	129.7	8%	119.9	8%
as a % of total revenues	37.3%		38.4%
Income taxes	42.8	9%	39.2	9%

Net income	$86.9	8%	$80.7	8%

as a % of total revenues	25.0%		25.9%
Diluted earnings per share	$.23	10%	$.21	5%

Analysis of Operating Income:
Operating income	$126.9	11%	$114.8	16%
Less: Interest on funds held for clients	12.4	-15%	14.5	11%

Operating income excluding interest on funds held for clients	$114.5	14%	$100.3	17%

as a % of total service revenues	34.2%		33.7%

Summary of Results of Operations for the Six Months Ended November 30:

(In millions, except per share amounts)	2004	Change	2003	Change
Revenues:
Payroll	$559.1	10%	$509.7	20%
Human Resource and Benefits	110.0	31%	83.8	21%

Total service revenues	669.1	13%	593.5	20%
Interest on funds held for clients	23.2	-17%	27.9	6%

Total revenues	692.3	11%	621.4	19%
Combined operating and SG&A expenses	436.7	12%	391.5	22%

Operating income	255.6	11%	229.9	14%
as a % of total revenues	36.9%		37.0%
Investment income, net	5.0	-44%	9.0	-54%

Income before income taxes	260.6	9%	238.9	8%
as a % of total revenues	37.6%		38.5%
Income taxes	86.0	10%	77.9	10%

Net income	$174.6	8%	$161.0	7%

as a % of total revenues	25.2%		25.9%
Diluted earnings per share	$.46	10%	$.42	5%

Analysis of Operating Income:
Operating income	$255.6	11%	$229.9	14%
Less: Interest on funds held for clients	23.2	-17%	27.9	6%

Operating income excluding interest on funds held for clients	$232.4	15%	$202.0	15%

as a % of total service revenues	34.7%		34.0%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
($ in millions)	2004	2003	2004	2003
Average investment balances:
Funds held for clients	$2,410.3	$2,252.5	$2,442.7	$2,276.8
Corporate investments	556.6	415.0	543.8	400.4

Total	$2,966.9	$2,667.5	$2,986.5	$2,677.2

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.0%	1.8%	1.9%	1.8%
Corporate investments	2.0%	2.5%	1.9%	2.7%
Total combined funds held for clients and corporate investment portfolios	2.0%	1.9%	1.9%	2.0%

Net realized gains:
Funds held for clients	$—	$4.4	$.2	$7.1
Corporate investments	—	2.7	—	4.2

Total	$—	$7.1	$.2	$11.3

	November 30,	May 31,
As of:	2004	2004
Net unrealized loss on available-for-sale portfolio	$(.6)	$(4.2)
Federal Funds rate	2.00%	1.00%
Three-year “AAA” municipal securities yield	2.34%	2.50%
Total available-for-sale securities (in millions)	$1,300.5	$1,358.7
Average duration of available-for-sale securities portfolio in years	2.2	2.1
Weighted average yield-to-maturity of available-for-sale securities portfolio	2.5%	2.3%

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

The increases in Payroll service revenues in fiscal 2005 compared with the prior year are due to organic client base growth, increased utilization of ancillary services, and price increases. As of November 30, 2004, 90% of all clients utilized the Company’s tax filing and payment services, compared with 88% at November 30, 2003. The Company believes the client utilization percentage of the tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 64% of its clients at November 30, 2004, compared with 61% at November 30, 2003. More than 90% of new clients purchase the Company’s tax filing and payment services and more than 70% of new clients purchase employee payment services. Major Market Services revenues increased 28% and 29% for the second quarter and six-month period of fiscal 2005 to $42.5 million and $83.5 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenues in fiscal 2005 compared with the prior year are primarily related to increases in the number of clients utilizing Retirement Services products, increases in Paychex Administrative Services (PAS) and Professional Employer Organization (PEO) client employees serviced, and the benefit of revenue from the April 2004 acquisition of Stromberg time and attendance products.

Retirement Services revenues increased 17% in both the second quarter and six-month period of fiscal 2005 to $22.5 million and $43.4 million, respectively. At November 30, 2004, the Company serviced approximately 32,000 Retirement Services clients.

The PAS product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides essentially the same bundled services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, as administrative fee revenues from these products increased 42% in the second quarter and 45% in the six-month period of fiscal 2005 to $16.5 million and $32.5 million, respectively. As of November 30, 2004, the PAS and PEO products serviced over 187,000 client employees.

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

The decreases in interest on funds held for clients resulted from lower net realized gains on the sale of available-for-sale securities, partially offset by higher average interest rates earned in fiscal 2005 and higher average portfolio balances. The higher average portfolio balances were driven by client base growth and increased utilization of the Company’s tax filing and payment services and employee payment services. Year-over-year growth comparisons for interest on funds held for clients are expected to improve in the second half of fiscal 2005 as a result of improving average interest rate comparisons and lower impact from year-over-year net realized gain comparisons.

Expenses: The following tables summarize total consolidated operating, selling, general, and administrative expenses:

(In millions)
For the three months ended November 30,	2004	Change	2003
Compensation-related expenses	$135.8	14%	$119.3
Facilities (excluding depreciation) expenses	12.1	8%	11.2
Depreciation of property and equipment	10.6	10%	9.6
Amortization of intangible assets	3.9	-7%	4.2
Other expenses	58.0	9%	53.0

Total operating and SG&A expenses	$220.4	12%	$197.3

(In millions)
For the six months ended November 30,	2004	Change	2003
Compensation-related expenses	$267.8	13%	$237.9
Facilities (excluding depreciation) expenses	23.3	4%	22.5
Depreciation of property and equipment	20.9	9%	19.2
Amortization of intangible assets	7.8	-6%	8.3
Other expenses	116.9	13%	103.6

Total operating and SG&A expenses	$436.7	12%	$391.5

The increases in consolidated operating, selling, general, and administrative expenses in fiscal 2005 are primarily due to additional investments in personnel, information technology, and other costs to support the organic growth of the Company. At November 30, 2004, the Company had approximately 9,700 employees compared with approximately 9,100 at November 30, 2003. Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client lists obtained from the fiscal 2003 acquisitions, which are amortized using accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support the business. Fiscal 2005’s expense growth for the second quarter and six-month period was also impacted by higher professional services fees related to pending legal matters. Consolidated expense growth year-over-year is expected to be lower in the second half of fiscal 2005 as a result of expense charges taken in fiscal 2004 of $9.2 million and $26.6 million in the third and fourth quarters, respectively, to increase the reserve for pending legal matters.

Operating income: As a result of the above factors, operating income increased 11% in both the second quarter and six-month period to $126.9 million and $255.6 million, respectively.

Investment income: Investment income, net, primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decreases in investment income are primarily due to lower net realized gains on the sale of available-for-sale securities and lower average interest rates earned, partially offset by an increase in average daily invested balances.

Income taxes: The effective income tax rates were 33.0% in both the second quarter and six-month period of fiscal 2005 compared with 32.7% and 32.6% in the respective prior year periods. The full year fiscal 2005’s effective income tax rate is expected to approximate 33.0%.

Outlook

     The Company’s current outlook for the full fiscal year 2005 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 8% to 10%.

•	Human Resource and Benefits service revenue growth is expected to be in the range of 21% to 23%, reflecting the impact of the net incremental PEO revenue benefit recorded in fiscal 2004. Human Resource and Benefits service revenue growth excluding total PEO revenue is expected to be in the range of 29% to 31%.

•	Total service revenue growth is projected to be in the range of 10% to 12%.

•	Interest on funds held for clients is expected to be approximately flat year-over-year.

•	Total revenue growth is estimated to be in the range of 9% to 11%.

•	Corporate investment income is anticipated to decrease approximately 30%.

•	Net income growth is expected to be in the range of 16% to 18%.

•	Growth in operating income excluding interest on funds held for clients, the $35.8 million of expense charges for pending legal matters in the second half of fiscal 2004, and the $6.4 million net incremental PEO revenue in the third quarter of fiscal 2004, is expected to approximate 15%.

These projections are based on current economic and interest rate conditions continuing with no significant changes. Included in the Human Resource and Benefits service revenue projections is revenue from the Stromberg time and attendance products, which was previously included in Payroll service revenues in guidance given in the Company’s Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2004, the Company’s principal source of liquidity was $597.7 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support normal business operations, capital expenditures, and current dividend payments for the foreseeable future.

The Company has unused borrowing capacity available under three uncommitted, short-term lines of credit with financial institutions at market rates of interest as follows:

Expiration Date	Amount Available	Secured/Unsecured
January 2005	$350 million	Secured
February 2005	$150 million	Unsecured
June 2005	$100 million	Unsecured

The primary uses of the lines of credit would be to meet short-term funding requirements related to client fund deposit obligations or to fund normal business operations, if necessary. The secured line of credit is collateralized primarily by securities in the Company’s investment portfolios. No amounts were outstanding against these lines of credit during the first half of fiscal 2005 or at November 30, 2004.

At November 30, 2004, the Company had letters of credit outstanding totaling $32.9 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2005 and December 2005. The letters of credit are secured by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during the first half of fiscal 2005 or at November 30, 2004.

The Company enters into various purchase commitments with vendors in the ordinary course of business. At November 30, 2004, the Company has outstanding commitments to purchase approximately $7.8 million of capital assets.

At November 30, 2004 and May 31, 2004, the Company has recorded $1.0 million in other current liabilities for the additional purchase price expected to be paid for the Stromberg acquisition in the fourth quarter of fiscal 2005.

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

Operating Cash Flow Activities

(In millions)
For the six months ended November 30,	2004	2003
Net income	$174.6	$161.0
Non-cash adjustments to net income	58.6	55.6
Cash provided by changes to working capital and other assets and other liabilities	(32.7)	(33.6)

Net cash provided by operating activities	$200.5	$183.0

The increase in operating cash flows for the first half of fiscal 2005 is primarily attributable to higher net income adjusted for non-cash items.

Investing Cash Flow Activities

(In millions)
For the six months ended November 30,	2004	2003
Net funds held for clients and corporate investment activities	$(73.7)	$(22.2)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(23.6)	(29.3)
Purchases of other assets	(1.0)	(1.6)

Net cash used in investing activities	$(98.3)	$(53.1)

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

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $14.7 million at November 30, 2004 and $10.9 million at May 31, 2004. These amounts primarily represent costs for software being developed for internal use.

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

During the three- and six-month periods ended November 30, 2004, the Company purchased approximately $.2 million and $2.0 million of data processing equipment and software from EMC Corporation, compared with approximately $.2 million and $.9 million purchased in the respective prior year periods. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex.

Financing Cash Flow Activities

(In millions, except per share amounts)
For the six months ended November 30,	2004	2003
Dividends paid	$(94.6)	$(86.7)
Proceeds from exercise of stock options	4.8	11.1

Net cash used in financing activities	$(89.8)	$(75.6)

Cash dividends per common share	$.25	$.23

Dividends paid: During the quarter ended November 30, 2004, the Company’s Board of Directors declared an increase in the quarterly dividend to $.13 per share from $.12 per share, which was paid November 15, 2004 to shareholders of record as of November 1, 2004. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of the Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is due to a decrease in the number of shares exercised from .8 million in the six months of fiscal 2004 to .4 million in the six months of fiscal 2005, and a decrease in the average exercise price per share. The Company has recognized a tax benefit from the exercise of stock options of $2.7 million and $6.8 million for the six months ended November 30, 2004 and 2003, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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

The Company’s investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates, as the Federal Funds rate decreased from 6.50% at the end of fiscal 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment experienced through fiscal 2004 has negatively affected net income growth. During most of fiscal 2004 and 2003, the decreasing rate environment generated significant unrealized gains for the Company’s longer-term available-for-sale portfolio. During fiscal 2004 and fiscal 2003, the Company mitigated some of the impact of lower interest rates on earnings by realizing gains from the sale of investments. The Federal Funds rate has increased to 2.25% as of December 14, 2004. In the first half of fiscal 2005, the average interest rate earned on the Company’s total investment portfolios was 1.9% compared with 2.0% for the same period last year. Although short-term interest rates increased in the first six-months of fiscal 2005, longer-term interest rates have declined. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $1.6 billion at November 30, 2004, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.3 billion at November 30, 2004. Earnings from the available-for-sale-investments, which currently have an average duration of 2.2 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will generally result in a decrease in the fair value of the Company’s investment portfolio.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2005	May 31,	May 31,
	year-to-date	2004	2003
Federal Funds rate — beginning of period	1.00%	1.25%	1.75%
Rate increase/(decrease):
First quarter	.50	(.25)	—
Second quarter	.50	—	(.50)
Third quarter	N/A	—	—
Fourth quarter	N/A	—	—

Federal Funds rate — end of period	2.00%	1.00%	1.25%

Three-year “AAA” municipal securities yield — end of period	2.34%	2.50%	1.40%

The Federal Funds rate was increased 25 basis points on December 14, 2004 to 2.25%.

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

The combined funds held for clients and corporate available-for-sale investment portfolios reflected net unrealized losses of $.6 million at November 30, 2004, compared with net unrealized losses of $4.2 million at May 31, 2004, and net unrealized gains of $21.3 million at November 30, 2003. During the first half of fiscal 2005, the net unrealized gain/(loss) position ranged from a net unrealized loss of $7.5 million to a net unrealized gain of $10.6 million. The Company’s investment portfolios reflected a net unrealized gain position of approximately $2.3 million at December 17, 2004.

As of November 30, 2004 and May 31, 2004, the Company had approximately $1.3 billion and $1.4 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.5% and 2.3%, respectively. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at November 30, 2004, would be in the range of $7.0 million to $7.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other than temporary.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At November 30, 2004, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 99% of available-for-sale securities holding an AA rating or better.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on October 6, 2004. There were present at the meeting, either in person or by proxy, holders of 305,311,012 Common Shares. Stockholders elected seven Directors. The results of the voting were as follows:

Election of Directors	For	Withheld
B. Thomas Golisano	288,372,784	16,938,227
G. Thomas Clark	195,878,183	109,432,829
David J. S. Flaschen	281,126,882	24,184,129
Phillip Horsley	291,501,641	13,809,371
Grant M. Inman	290,209,260	15,101,751
J. Robert Sebo	288,168,430	17,142,581
Joseph M. Tucci	275,698,904	29,612,108

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

(1)	Exhibit 31.1: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(2)	Exhibit 31.2: Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(3)	Exhibit 32.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(1)	The Company furnished a report on Form 8-K on September 21, 2004 that included the Company’s press release dated September 21, 2004, reporting the Company’s results of operations for the first quarter ended August 31, 2004.

(2)	The Company furnished a report on Form 8-K on October 4, 2004 that included the Company’s press release dated October 4, 2004, announcing B. Thomas Golisano’s resignation as President and Chief Executive Officer of the Company, and the appointment of Jonathan J. Judge as President and Chief Executive Officer.

(3)	The Company furnished a report on Form 8-K on October 6, 2004 that included the Company’s press release dated October 6, 2004, which announced an increase in the quarterly dividend from $.12 per share to $.13 per share payable November 15, 2004 to shareholders of record on November 1, 2004.

(4)	The Company furnished a report of Form 8-K on October 8, 2004 that included the Company’s press release dated October 8, 2004, announcing the appointment of Jonathan J. Judge, President and Chief Executive Officer, to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date: December 21, 2004	/s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer

Date: December 21, 2004	/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary