Form 10-Q
period 2005-02-28
PAYCHEX INC
filed 2005-03-22
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ______

COMMISSION FILE NUMBER: 0-11330

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	378,458,907 Shares

CLASS	OUTSTANDING AT FEBRUARY 28, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Revenues:
Service revenues	$357,094	$328,088	$1,026,173	$921,565
Interest on funds held for clients	16,767	14,518	39,948	42,393

Total revenues	373,861	342,606	1,066,121	963,958

Expenses:
Operating expenses	86,035	79,239	246,309	225,345
Selling, general, and administrative expenses	152,444	146,894	428,864	392,247

Total expenses	238,479	226,133	675,173	617,592

Operating income	135,382	116,473	390,948	346,366

Investment income, net	3,099	3,166	8,109	12,186

Income before income taxes	138,481	119,639	399,057	358,552

Income taxes	45,699	39,121	131,689	117,007

Net income	$92,782	$80,518	$267,368	$241,545

Basic earnings per share	$0.25	$0.21	$0.71	$0.64

Diluted earnings per share	$0.24	$0.21	$0.70	$0.64

Weighted-average common shares outstanding	378,403	377,601	378,257	377,224

Weighted-average common shares outstanding assuming dilution	379,814	379,795	379,737	379,410

Cash dividends per common share	$0.13	$0.12	$0.38	$0.35

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands)

	February 28,	May 31,
	2005	2004

ASSETS
Cash and cash equivalents	$279,112	$219,492
Corporate investments	414,269	304,348
Interest receivable	19,525	22,564
Accounts receivable, net of allowance for doubtful accounts	146,827	135,764
Deferred income taxes	26,162	25,646
Prepaid income taxes	—	1,962
Prepaid expenses and other current assets	20,307	16,938

Current assets before funds held for clients	906,202	726,714
Funds held for clients	3,058,911	2,553,733

Total current assets	3,965,113	3,280,447
Property and equipment, net of accumulated depreciation	176,578	171,346
Intangible assets, net of accumulated amortization	74,047	84,551
Goodwill	405,992	405,652
Other long-term assets	7,435	8,207

Total assets	$4,629,165	$3,950,203

LIABILITIES
Accounts payable	$23,385	$22,589
Accrued compensation and related items	95,327	87,344
Deferred revenue	5,081	3,650
Accrued income taxes	19,042	—
Legal reserve	27,356	35,047
Other current liabilities	23,330	18,049

Current liabilities before client fund deposits	193,521	166,679
Client fund deposits	3,063,172	2,555,224

Total current liabilities	3,256,693	2,721,903
Deferred income taxes	15,991	14,396
Other long-term liabilities	25,090	13,931

Total liabilities	3,297,774	2,750,230

COMMITMENTS AND CONTINGENCIES - NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares;
Issued and outstanding: 378,459 shares at February 28, 2005 and 377,968 shares at May 31, 2004, respectively	3,785	3,780
Additional paid-in capital	237,114	227,164
Retained earnings	1,095,349	971,738
Accumulated other comprehensive loss	(4,857)	(2,709)

Total stockholders’ equity	1,331,391	1,199,973

Total liabilities and stockholders’ equity	$4,629,165	$3,950,203

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the nine months ended
	February 28,	February 29,
	2005	2004

OPERATING ACTIVITIES
Net income	$267,368	$241,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	43,467	41,581
Amortization of premiums and discounts on available-for-sale securities	22,407	19,535
Provision/(benefit) for deferred income taxes	2,187	(5,360)
Tax benefit related to exercise of stock options	3,374	7,842
Provision for allowance for doubtful accounts	2,435	2,228
Provision for legal reserves	—	9,200
Other non-cash adjustments	—	820
Net realized gains on sales of available-for-sale securities	(65)	(15,842)
Changes in operating assets and liabilities:
Interest receivable	3,039	5,023
Accounts receivable	(13,498)	558
Prepaid expenses and other current assets	(3,340)	(4,282)
Accounts payable and other current liabilities	28,435	25,735
Net change in other assets and liabilities	11,657	(3,657)

Net cash provided by operating activities	367,466	324,926

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(583,874)	(920,144)
Proceeds from sales and maturities of available-for-sale securities	476,266	949,604
Net change in funds held for clients’ money market securities and other cash equivalents	(532,263)	(501,037)
Net change in client fund deposits	507,948	435,850
Purchases of property and equipment	(40,983)	(39,229)
Proceeds from sales of property and equipment	3,506	7
Acquisition of businesses, net of cash acquired	—	(605)
Purchases of other assets	(1,270)	(2,058)

Net cash used in investing activities	(170,670)	(77,612)

FINANCING ACTIVITIES
Dividends paid	(143,757)	(132,058)
Proceeds from exercise of stock options	6,581	13,494

Net cash used in financing activities	(137,176)	(118,564)

Increase in cash and cash equivalents	59,620	128,750
Cash and cash equivalents, beginning of period	219,492	79,871

Cash and cash equivalents, end of period	$279,112	$208,621

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2005

Note A: Description of Business and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- and medium-sized businesses in the United States. The Company also has a subsidiary in Germany, which opened its offices in the fourth quarter of fiscal 2004. The Company, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Basis of presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The unaudited Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2004. Operating results and cash flows for the three and nine months ended February 28, 2005 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ended May 31, 2005.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported consolidated earnings.

Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The Company provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues, and the costs for delivery are included in operating costs on the Company’s Consolidated Statements of Income.

Professional Employer Organization (PEO) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, workers compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $591.6 million and $494.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively, and $1,669.9 million and $1,335.7 million for the nine months ended February 28, 2005 and February 29, 2004, respectively.

Interest on funds held for clients is earned primarily on payroll tax filing and payment services and employee payment services funds that are collected from clients before due dates and invested (funds held for clients) until remittance to the applicable tax authorities or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Company’s Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from sales of available-for-sale securities.

PEO workers’ compensation insurance: In fiscal 2003 and fiscal 2004, workers’ compensation insurance for PEO worksite employees was provided under pre-funded, deductible workers’ compensation policies with a national insurance company. In fiscal 2005, the policy is no longer pre-funded and claims are paid as incurred. The Company’s maximum individual claims liability was $250,000 under the fiscal 2003 policy and $500,000 under each of the fiscal 2004 and 2005 policies.

At February 28, 2005, the Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

(In thousands)	Prepaid	Current	Long-term
Policy year	expense	(liability)	(liability)

Fiscal 2004	$1,043	$—	$—
Fiscal 2005	$—	$(5,355)	$(10,918)

Estimated losses under the workers’ compensation policies are subject to change based on changes in claims experience trends.

Seasonality: There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, which ends in February, the number of new payroll clients, Retirement Services clients, and new Paychex Administrative Services (PAS) and PEO worksite employees tends to be higher than in the rest of the fiscal year, primarily because a majority of new clients start using services in the beginning of the calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. As a result of these factors, historically the Company’s total revenue has been slightly higher in the third and fourth fiscal quarters and the Company has reported greater sales commission expenses in the third fiscal quarter.

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

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net income, as reported	$92,782	$80,518	$267,368	$241,545
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,065	1,978	12,534	6,297

Pro forma net income	$88,717	$78,540	$254,834	$235,248

Earnings per share:
Basic - as reported	$0.25	$0.21	$0.71	$0.64
Basic - pro forma	$0.23	$0.21	$0.67	$0.62

Diluted - as reported	$0.24	$0.21	$0.70	$0.64
Diluted - pro forma	$0.23	$0.21	$0.67	$0.62

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. There were no stock option grants in the third quarter of both fiscal 2005 and fiscal 2004. The weighted-average fair value of stock options granted was $8.99 and $8.76 for the nine months ended February 28, 2005 and February 29, 2004, respectively. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the nine months ended
	February 28,	February 29,
	2005	2004

Risk-free interest rate	3.6%	2.5%
Dividend yield	1.6%	1.5%
Volatility factor	0.31	0.34
Expected option term life in years	5.0	4.9

Additional information related to the Company’s stock option plans is detailed in Note G of these Notes to Consolidated Financial Statements.

New accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values. The pro forma disclosure of the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation under SFAS No. 123R is contained above in this footnote under the heading “Stock-based compensation costs.” However, the calculation of compensation costs for share-based payment transactions in accordance with SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123. The Company is currently evaluating the new standard and the models that may be used to calculate the expense for future share-based payment transactions. The Company anticipates adopting this standard for its fiscal year beginning June 1, 2005.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement defines a nonmonetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations or financial position.

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5 “Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 provides guidance for a reporting enterprise that holds an implicit variable interest in a variable interest entity (VIE) and is also a related party to other variable interest holders. This guidance requires that if the aggregate variable interests held by the reporting enterprise and its related parties would, if held by a single party, identify that party as the primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 3, 2005 with early application permitted for periods for which financial statements have not been issued. Management does not believe that implementation of this FSP will have a material effect on the Company’s results of operations or financial position.

Note B: Business Combinations

Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance products. Effective April 12, 2004, the Company acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance software solutions for mid- to large-sized businesses, for approximately $13.6 million. The Company paid $12.6 million at the date of acquisition, and an additional $1.0 million, subject to adjustment, is expected to be paid in the fourth quarter of fiscal 2005. The Company had previously purchased Stromberg’s Time In A Box® product, a time and attendance solution for small- to medium-sized businesses, in October 2003.

The purchase price of the Stromberg acquisition was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

(In thousands)	Stromberg

Current assets and other long-term assets	$723
Property and equipment	2,097
Intangible assets	950
Goodwill	11,907
Accounts payable and accrued expenses	(2,053)

Total purchase price	$13,624

The amount assigned to property and equipment primarily represents the fair value of software and is based upon an independent appraisal. The goodwill balance is deductible for tax purposes. During the nine months ended February 28, 2005, the Company recorded adjustments to the estimated fair values of certain assets and liabilities, which increased goodwill by $0.3 million.

Fiscal 2003 acquisitions: In fiscal 2003, the Company acquired two payroll processors that serve small- to medium-sized businesses throughout the United States. Advantage Payroll Services, Inc. (“Advantage”) was acquired on September 20, 2002 for $314.4 million and InterPay, Inc. (“InterPay”) was acquired on April 1, 2003 for $182.3 million. The Company had $394.1 million of goodwill recorded on its Consolidated Balance Sheets at February 28, 2005 relating to these two acquisitions.

As a result of these acquisitions, the Company has recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force (EITF) 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the Advantage acquisition included reserves of $1.8 million for severance and $3.3 million for redundant lease costs. The purchase price allocation for the InterPay acquisition included reserves of $8.2 million for severance and $2.6 million for redundant lease costs. Activity for the nine months ended February 28, 2005 for these reserves is summarized as follows:

	Balance
	at		Other	Balance at
	May 31,	Utilization	reserve	February 28,
(In thousands)	2004	of reserve	reductions	2005

Advantage severance costs	$229	$—	$—	$229
Advantage redundant lease costs	$2,064	$611	$106	$1,347

InterPay severance costs	$2,169	$1,500	$—	$669
InterPay redundant lease costs	$2,501	$419	$114	$1,968

The severance payments for both acquisitions are expected to be substantially complete by the end of fiscal 2005. The majority of redundant lease payments are expected to be complete in fiscal 2007, with the remaining payments extending until 2015. Payments of $2.1 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at February 28, 2005.

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
(In thousands, except per share amounts)	2005	2004	2005	2004

Basic earnings per share:
Net income	$92,782	$80,518	$267,368	$241,545

Weighted-average common shares outstanding	378,403	377,601	378,257	377,224

Basic earnings per share	$0.25	$0.21	$0.71	$0.64

Diluted earnings per share:
Net income	$92,782	$80,518	$267,368	$241,545

Weighted-average common shares outstanding	378,403	377,601	378,257	377,224
Net effect of dilutive stock options at average market prices	1,411	2,194	1,480	2,186

Weighted-average common shares outstanding assuming dilution	379,814	379,795	379,737	379,410

Diluted earnings per share	$0.24	$0.21	$0.70	$0.64

Weighted-average anti-dilutive stock options	3,975	1,333	4,639	1,748

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.

For the three and nine months ended February 28, 2005, stock options were exercised for 0.1 million and 0.5 million shares of the Company’s common stock, respectively, compared with 0.1 million and 1.0 million shares for the three and nine months ended February 29, 2004.

Note D: Funds Held for Clients and Corporate Investments

Funds held for clients and Corporate investments consisted of the following:

(In thousands)	February 28, 2005		May 31, 2004

Type of issue:	Cost	Fair value	Cost	Fair value

Money market securities and other cash equivalents	$2,027,188	$2,027,188	$1,494,925	$1,494,925
Available-for-sale securities:
General obligation municipal bonds	707,349	703,204	739,855	736,582
Pre-refunded municipal bonds	185,422	185,173	162,529	163,111
Revenue municipal bonds	424,190	421,876	397,448	396,165
Other debt securities	131,130	130,346	62,995	62,739
Other equity securities	20	70	20	63

Total available-for-sale securities	1,448,111	1,440,669	1,362,847	1,358,660
Other securities	5,055	5,323	4,390	4,496

Total funds held for clients and corporate investments	$3,480,354	$3,473,180	$2,862,162	$2,858,081

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$3,063,172	$3,058,911	$2,555,224	$2,553,733
Corporate investments	417,182	414,269	306,938	304,348

Total funds held for clients and corporate investments	$3,480,354	$3,473,180	$2,862,162	$2,858,081

The Company is exposed to credit risk from the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At February 28, 2005, all short-term securities classified as cash equivalents and available-for-sale securities held at least an A-1 or equivalent rating, with over 98% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage its interest rate risk.

Unrealized gains and losses of available-for-sale securities are as follows:

	Gross	Gross	Net
	unrealized	unrealized	unrealized
(In thousands)	gains	losses	losses

February 28, 2005	$3,874	$(11,316)	$(7,442)
May 31, 2004	$6,928	$(11,115)	$(4,187)

The change in the net unrealized loss position of the Company’s available-for-sale portfolio from May 31, 2004 to February 28, 2005 resulted from increases in long-term market interest rates. The gross unrealized losses at February 28, 2005 were comprised of 308 available-for-sale securities, which had a total fair value of $1,152.3 million. The gross unrealized losses at May 31, 2004 were comprised of 257 available-for-sale securities with a total fair value of $876.0 million.

The Company reviews its investment portfolios on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At February 28, 2005, the Company believed that the investments it held were not other-than-temporarily impaired. While certain available-for-sale debt securities have fair values that are below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value is due to changes in interest rates and is not due to increased credit risk. At February 28, 2005, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note E: Property and Equipment, Net of Accumulated Depreciation

Property and equipment, at cost, consisted of the following:

	February 28,	May 31,
(In thousands)	2005	2004

Land and improvements	$3,745	$4,250
Buildings and improvements	65,613	70,987
Data processing equipment	117,348	117,419
Software	55,193	57,190
Furniture, fixtures, and equipment	97,436	99,721
Leasehold improvements	21,273	19,816
Construction in progress	16,793	10,871

Total property and equipment, gross	377,401	380,254
Less: Accumulated depreciation and amortization	200,823	208,908

Property and equipment, net of accumulated depreciation	$176,578	$171,346

Depreciation expense was $10.8 million and $31.7 million for the three and nine months ended February 28, 2005, respectively, as compared with $10.0 million and $29.2 million for the three and nine months ended February 29, 2004, respectively.

Construction in progress at February 28, 2005 and May 31, 2004 primarily represents costs for software being developed for internal use.

Note F: Intangible Assets, Net of Accumulated Amortization

Intangible assets, at cost, consisted of the following:

	February 28,	May 31,
(In thousands)	2005	2004

Client lists	$105,028	$103,758
Associate offices license agreements	12,250	12,250
Other intangible assets	4,165	4,215

Total intangible assets, gross	121,443	120,223
Less: Accumulated amortization	47,396	35,672

Intangible assets, net of accumulated amortization	$74,047	$84,551

Amortization expense relating to intangible assets was $4.0 million and $11.8 million for the three and nine months ended February 28, 2005, respectively, as compared with $4.1 million and $12.4 million for the three and nine months ended February 29, 2004, respectively.

The estimated amortization expense for the full year fiscal 2005 and the following four fiscal years, as of February 28, 2005, is as follows:

Estimated
(In thousands)	amortization
Fiscal year ended May 31,	expense

2005	$15,756
2006	$14,089
2007	$12,334
2008	$10,752
2009	$9,167

Note G: Stock Option Plans

On July 11, 2002, the Board of Directors of the Company adopted the Paychex, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), which became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders on October 17, 2002. The 2002 Plan authorizes the granting of options to purchase up to 9.1 million shares of the Company’s common stock, of which 1.6 million shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), but were not optioned under the 1998 Plan, and 7.5 million shares were newly authorized for options.

The following table summarizes stock option activity for the nine months ended February 28, 2005:

	Shares subject	Weighted-average
(In thousands, except per share amounts)	to options	exercise price

Outstanding at May 31, 2004	10,606	$27.93
Granted	2,515	$31.50
Exercised	(491)	$13.41
Cancelled	(575)	$34.25

Outstanding at February 28, 2005	12,055	$28.96

Exercisable at May 31, 2004	5,000	$21.31
Exercisable at February 28, 2005	5,422	$24.33

Stock options granted during the nine months ended February 28, 2005 include a grant of 650,000 options, at an exercise price of $30.68 per share, to the Company’s current President and Chief Executive Officer on October 1, 2004. 100,000 of these stock options were granted under the 2002 Plan and the remaining 550,000 shares were granted under a non-qualified stock option agreement.

Options outstanding at February 28, 2005 had a weighted-average remaining contractual life of 6.7 years and exercise prices ranging from $5.98 to $51.38 per share.

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

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
(In thousands)	2005	2004	2005	2004

Net income	$92,782	$80,518	$267,368	$241,545
Changes in market value of available-for-sale securities, net of taxes	(4,417)	2,377	(2,148)	(12,682)

Total comprehensive income	$88,365	$82,895	$265,220	$228,863

At February 28, 2005, the accumulated comprehensive loss was $4.9 million, which was net of taxes of $2.6 million. At May 31, 2004, the accumulated comprehensive loss was $2.7 million, which was net of taxes of $1.5 million.

Note I: Commitments and Contingencies

Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial Institution	Amount Available	Expiration Date

JP Morgan Chase Bank, N.A.	$350 million	February 2006
Fleet National Bank	$250 million	February 2006
PNC Bank, National Association	$150 million	February 2006
Wells Fargo Bank, National Association	$150 million	February 2006

The Credit Facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between the Company and each of the financial institutions (the “Lenders”), pursuant to which the Company has granted each of the Lenders a security interest in certain investment securities accounts. The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2005.

At February 28, 2005, the Company had letters of credit outstanding totaling $33.5 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2005 and December 2005. The letters of credit are secured by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2005.

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes related to breach of contract, employment-related claims, and other matters.

The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are currently defendants in five lawsuits pending in Los Angeles Superior Court and fifteen lawsuits pending in the United States District Court for the Central District of California, all brought by licensees of payroll processing software owned by Rapid Payroll.

In August of 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August of 2002. Thereafter, thirty-two lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters.

On July 5, 2002, the federal court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements.

Court Rulings: In September 2004, the Los Angeles Superior Court granted certain post-trial motions in the Payroll Partnership, L.P., e. al. v. Rapid Payroll, Inc., et al. matter, reducing the jury’s June 2004 verdict against Rapid Payroll from $6.4 million to $5.1 million. The Superior Court dismissed all other claims against Rapid Payroll and all claims against the Company and the individual defendants, including fraud and tort causes of action. Subsequently, this case was settled for a reduced amount.

On February 23, 2005, a tentative ruling was issued by a Los Angeles Superior Court judge, following a bench trial of the Accuchex, Inc. v. Rapid Payroll, Inc. et al. matter. The court found that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court rejected all of the other causes of action asserted by the plaintiff. The company expects the Los Angeles Superior Court to enter judgment in the Accuchex case in the next 60 to 90 days.

On February 28 and March 1, 2005, the federal district court entered judgment in thirteen of the cases pending before it. Those judgments provide that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also provide that Rapid Payroll must support the licensed software until April 30, 2006, and, at that time, refund to each of the thirteen licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs in the cases currently pending in federal court, total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments also rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants.

Through February 28, 2005, the Company has settled twelve cases for approximately $7.5 million.

Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve totaled $27.4 million at February 28, 2005, and is included in other current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2005 as actual settlements and incurred professional fees have been charged against the legal reserve.

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

Note J: Supplemental Cash Flow Information

Supplemental disclosures of non-cash investing activities and cash flow information is as follows:

(In thousands)	February 28,	February 29,
For the nine months ended	2005	2004

Income taxes paid	$105,166	$93,370
Tax benefit from the exercise of stock options	$3,374	$7,842

Note K: Related Party Transactions

During the three and nine months ended February 28, 2005, the Company purchased approximately $0.3 million and $2.3 million, respectively, of data processing equipment and software from EMC Corporation. Purchases of data processing equipment and software from EMC Corporation were $0.1 million and $1.0 million, respectively, for the three and nine months ended February 29, 2004. The President and Chief Executive Officer of EMC Corporation is a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results for the three and nine months ended February 28, 2005 (fiscal 2005) and February 29, 2004 (fiscal 2004), and the financial condition at February 28, 2005 for Paychex, Inc. and its subsidiaries (the “Company”). The focus of this review is on the underlying business reasons for significant changes and trends affecting the Company’s revenues, net income, and financial condition. This review should be read in conjunction with the February 28, 2005 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended May 31, 2004. Forward-looking statements in this review are qualified by the cautionary statement included in the “Other” section of this review under the sub-heading “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Overview

The Company is a leading, national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. The Company has a broad portfolio of products and services that allows its clients to meet their diverse payroll and human resource needs. These include payroll processing, tax filing and payment, employee payment, regulatory compliance (new-hire reporting and garnishment processing), retirement services administration, employee benefits administration, workers’ compensation insurance, time and attendance systems, and comprehensive bundled human resource administrative services.

The Company earns its revenues primarily through recurring fees for repetitive services performed related to these products. Service revenues are primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. The Company also earns interest on funds held for clients between the time of collection from clients and remittance to the respective tax agencies or client employees. The Company’s strategy is focused on growing its client base, increasing utilization of ancillary services, and leveraging its technological and operating infrastructure.

For the three and nine months ended February 28, 2005, the Company generated record total revenues, net income, and diluted earnings per share. For the three months ended February 28, 2005, the Company’s total revenues grew 9% year-over-year to $373.9 million. This in turn generated net income of $92.8 million, or $0.24 diluted earnings per share. Year-over-year growth in net income was 15%. Operating income increased 16% year-over-year to $135.4 million for the three months ended February 28, 2005.

For the nine months ended February 28, 2005, the Company’s total revenues grew 11% year-over-year to $1,066.1 million, which in turn, generated net income of $267.4 million, or $0.70 diluted earnings per share. Year-over-year growth in net income was 11%. Operating income increased 13% year-over-year to $390.9 million during the nine months ended February 28, 2005.

The Company’s financial growth continues to be impacted by the effects of fluctuations in interest rates earned and net realized gains and losses on sales of available-for-sale securities in the funds held for clients and corporate investments portfolios. Combined interest on funds held for clients and corporate investment income increased 12% for the third quarter and decreased 12% for the nine-month period of fiscal 2005, respectively. The combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.2% and 2.0% during the three and nine months ended February 28, 2005, respectively, compared with an average rate of return of 1.7% and 1.9% for the three and nine months ended February 29, 2004.

In fiscal 2004, the Company was able to offset some of the impact of lower interest rates by realizing gains from the sale of its available-for-sale securities. The Company recognized total net realized gains on the sale of its available-for-sale securities of $4.5 million and $15.8 million during the three and nine months ended February 29, 2004, respectively, compared with net realized losses of $0.1 million and net realized gains of $0.1 million during the three and nine months ended February 28, 2005, respectively. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.

The three months ended February 29, 2004 includes a $9.2 million expense charge for the reserve for pending legal matters of Rapid Payroll, Inc. (a wholly owned subsidiary of the Company). The impact and current status of the Rapid Payroll, Inc. litigation is detailed in Note I of the Notes to Consolidated Financial Statements.

At February 28, 2005, the Company maintained a strong financial position with total cash and corporate investments of $693.4 million. The Company’s primary source of cash is from its ongoing operations. Cash flow from operations was $367.5 million for the nine months ended February 28, 2005, compared with $324.9 million for the nine months ended February 29, 2004. Historically, the Company has funded its operations, capital purchases, purchases of corporate investments, and dividend payments from its operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support normal business operations, capital purchases, and current dividend payments for the foreseeable future.

For further analysis of the Company’s financial position and results of operations as of and for the three and nine months ended February 28, 2005, refer to the charts, analysis, and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.

RESULTS OF OPERATIONS

Summary of Results of Operations:

(In millions, except per share amounts)	February 28,		February 29,
For the three months ended	2005	Change	2004	Change

Revenues:
Payroll	$292.0	8%	$270.6	15%
Human Resource and Benefits	65.1	13%	57.5	47%

Total service revenues	357.1	9%	328.1	20%
Interest on funds held for clients	16.8	15%	14.5	8%

Total revenues	373.9	9%	342.6	19%

Combined operating and SG&A expenses	238.5	5%	226.1	21%

Operating income	135.4	16%	116.5	15%
as a % of total revenues	36.2%		34.0%
Investment income, net	3.1	-2%	3.2	-16%

Income before income taxes	138.5	16%	119.7	14%
as a % of total revenues	37.0%		34.9%
Income taxes	45.7	17%	39.2	16%

Net income	$92.8	15%	$80.5	13%

as a % of total revenues	24.8%		23.5%
Diluted earnings per share	$0.24	14%	$0.21	11%

Summary of Results of Operations:

(In millions, except per share amounts) For the nine months ended	February 28, 2005	Change	February 29, 2004	Change

Revenues:
Payroll	$851.0	9%	$780.3	18%
Human Resource and Benefits	175.2	24%	141.3	30%

Total service revenues	1,026.2	11%	921.6	20%
Interest on funds held for clients	39.9	-6%	42.4	6%

Total revenues	1,066.1	11%	964.0	19%

Combined operating and SG&A expenses	675.2	9%	617.6	22%

Operating income	390.9	13%	346.4	14%
as a % of total revenues	36.7%		35.9%
Investment income, net	8.1	-33%	12.2	-48%

Income before income taxes	399.0	11%	358.6	10%
as a % of total revenues	37.4%		37.2%
Income taxes	131.6	13%	117.1	12%

Net income	$267.4	11%	$241.5	9%

as a % of total revenues	25.1%		25.1%
Diluted earnings per share	$0.70	9%	$0.64	8%

Details regarding the Company’s combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
(In millions)	2005	2004	2005	2004

Average investment balances:
Funds held for clients	$3,013.7	$2,677.2	$2,633.0	$2,405.5
Corporate investments	613.8	465.9	567.1	422.3

Total	$3,627.5	$3,143.1	$3,200.1	$2,827.8

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.2%	1.6%	2.0%	1.8%
Corporate investments	2.2%	2.2%	2.0%	2.5%
Total combined funds held for clients and corporate investment portfolios	2.2%	1.7%	2.0%	1.9%

Net realized gains:
Funds held for clients	$(0.1)	$3.5	$0.1	$10.6
Corporate investments	—	1.0	—	5.2

Total	$(0.1)	$4.5	$0.1	$15.8

	February 28,	May 31,
As of:	2005	2004

(In millions)

Net unrealized loss on available-for-sale portfolio	$(7.4)	$(4.2)

Federal Funds rate	2.50%	1.00%

Three-year “AAA” municipal securities yield	2.63%	2.50%

Total available-for-sale securities	$1,440.7	$1,358.7

Average duration of available-for-sale securities portfolio in years	2.2	2.1

Weighted average yield-to-maturity of available-for-sale securities portfolio	2.6%	2.3%

Revenues: Total service revenues include revenues from the Payroll and Human Resource and Benefits product lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Human Resource and Benefits service revenues are earned primarily from Retirement Services, Workers’ Compensation Insurance Administration, Section 125 Plan Administration, and Paychex Administrative Services (PAS) and PEO bundled services.

The increases in Payroll service revenues in the three and nine months ended February 28, 2005 compared with the respective fiscal 2004 periods are due to organic client base growth, increased utilization of ancillary services, and price increases. The growth rate in the three months ended February 28, 2005 was impacted by one less calendar billing day than in the prior year third quarter. Due to one additional calendar billing day in the first quarter of fiscal 2005, there was no impact for the nine months of fiscal 2005 as compared to the same period last year.

As of February 28, 2005, 90% of all clients utilized the Company’s tax filing and payment services, compared with 88% at February 29, 2004. The Company believes the client utilization percentage of its tax filing and payment services is near maturity. The Company’s employee payment services were utilized by 65% of all clients at February 28, 2005, compared with 62% at February 29, 2004. More than 90% of new clients purchase the Company’s tax filing and payment services and more than 70% of new clients purchase employee payment services. Major Market Services revenues increased 25% and 27% for the three and nine months ended February 28, 2005 to $47.3 million and $130.8 million, respectively. Approximately one-third of new Major Market Services clients are conversions from the Company’s Core Payroll service.

The increases in Human Resource and Benefits service revenues in the three and nine months ended February 28, 2005 compared with respective prior year periods are primarily related to growth in the number of clients utilizing Retirement Services products, growth in client employees served by PAS and PEO bundled services, and the benefit of revenue from the April 2004 acquisition of Stromberg LLC (“Stromberg”) time and attendance products.

Retirement Services revenues increased 17% during the three and nine months ended February 28, 2005 to $24.0 million and $67.5 million, respectively. At February 28, 2005, the Company serviced more than 32,000 Retirement Services clients.

The PAS product is a combined package of payroll, employer compliance, employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. The Company’s PEO product provides essentially the same bundled services as the PAS product, but with the Company acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, as administrative fee revenues from these products increased 32% and 40% to $16.9 million and $49.4 million for the three and nine months ended February 28, 2005, respectively. As of February 28, 2005, the PAS and PEO products serviced over 198,000 client employees.

Human Resource and Benefits service revenue growth is lower than normal at 13% for the three months ended February 28, 2005 and higher than normal at 47% for the three months ended February 29, 2004, as compared to respective prior year periods, due to the recognition in the third quarter of fiscal 2004 of higher than normal refunds of PEO workers’ compensation insurance premiums and reductions in the estimated claim loss exposure related to prior year periods. Excluding total PEO revenue, Human Resource and Benefits service revenue increased 25% and 28% for the three and nine month periods of fiscal 2005, respectively. Excluding total PEO revenue, Human Resource and Benefits service revenue increased 25% and 22% for the three and nine month periods of fiscal 2004, respectively.

For the three months ended February 28, 2005, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances, partially offset by a decrease in net realized gains on sales of available-for-sale securities. For the nine months ended February 28, 2005, interest on funds held for clients decreased due to lower net realized gains on sales of available-for-sale securities, partially offset by higher average interest rates earned and higher average portfolio balances. The higher average portfolio balances were driven by client base growth and increased utilization of the Company’s tax filing and payment services and employee payment services.

Consolidated expenses: The following tables summarize total consolidated operating and selling, general, and administrative (SG&A) expenses:

(In millions)	February 28,		February 29,
For the three months ended	2005	Change	2004

Compensation-related expenses	$149.9	11%	$135.2
Facilities (excluding depreciation) expenses	12.2	7%	11.4
Depreciation of property and equipment	10.8	9%	9.9
Amortization of intangible assets	4.0	-2%	4.1
Other expenses	61.6	-6%	65.5

Total operating and SG&A expenses	$238.5	5%	$226.1

(In millions)	February 28,		February 29,
For the nine months ended	2005	Change	2004

Compensation-related expenses	$417.7	12%	$373.1
Facilities (excluding depreciation) expenses	35.5	5%	33.9
Depreciation of property and equipment	31.7	9%	29.2
Amortization of intangible assets	11.8	-5%	12.4
Other expenses	178.5	6%	169.0

Total operating and SG&A expenses	$675.2	9%	$617.6

The three months ended February 29, 2004 includes a $9.2 million expense charge for the reserve for pending legal matters. Consolidated expenses, excluding the expense charge for the reserve for pending legal matters, increased by 10% and 11%, respectively, for the three and nine months ended February 28, 2005. These increases are primarily the result of increases in personnel, information technology, and other costs incurred to support organic growth, and the additional expenses incurred in fiscal 2005 as a result of the acquisition of Stromberg in April 2004. Consolidated expense growth for fiscal 2005 is expected to be favorable as a result of $26.6 million of expense charges for the legal reserve taken in the fourth quarter of fiscal 2004.

At February 28, 2005, the Company had approximately 9,900 employees compared with approximately 9,300 at February 29, 2004. Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client lists obtained from the Company’s fiscal 2003 acquisitions, which are amortized using accelerated methods. Other expenses include such items as forms and supplies, freight and delivery, communications, travel and entertainment, professional services, and other costs incurred to support the Company’s business.

Operating income: The increases in operating income for the three and nine months ended February 28, 2005, as compared with the three and nine months ended February 29, 2004 are attributable to the factors previously discussed.

Investment income: Investment income, net primarily represents earnings from the Company’s cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decreases in investment income are primarily due to lower net realized gains on sales of available-for-sale securities, partially offset by an increase in average daily invested balances. The nine months ended February 28, 2005 was also impacted by lower average interest rates earned, affected by declines in longer-term interest rates for the period.

Income taxes: The effective income tax rate was 33.0% during the three and nine months ended February 28, 2005 compared with 32.7% and 32.6% in the respective prior year periods. The full year fiscal 2005’s effective income tax rate is expected to approximate 33.0%.

Net income: The increases in net income for the three and nine months ended February 28, 2005, as compared with the three and nine months ended February 29, 2004 are attributable to the factors previously discussed.

Outlook

     The Company’s current outlook for the full fiscal year 2005 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 8% to 10%.

•	Human Resource and Benefits service revenue growth is expected to be in the range of 21% to 23%. Human Resource and Benefits service revenue growth, excluding total PEO revenue, is expected to be in the range of 29% to 31%.

•	Total service revenue growth is projected to be in the range of 10% to 12%.

•	Interest on funds held for clients is expected to grow in the range of 4% to 6%, reflecting the benefit of increasing interest rates.

•	Total revenue growth is estimated to be near the upper end of 9% to 11%.

•	Corporate investment income is anticipated to decrease approximately 25%.

•	Net income growth is expected to be in the range of 17% to 19%.

These projections are based on current economic and interest rate conditions continuing with no significant changes. Included in the Human Resource and Benefits service revenue projections is revenue from the Stromberg time and attendance products, which was previously included in Payroll service revenues in guidance given in the Company’s Form 10-K for the fiscal year ended May 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2005, the Company’s principal source of liquidity was $693.4 million in available cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support the Company’s normal business operations, capital expenditures, and current dividend payments for the foreseeable future.

The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial Institution	Amount Available	Expiration Date

JP Morgan Chase Bank, N.A.	$350 million	February 2006
Fleet National Bank	$250 million	February 2006
PNC Bank, National Association	$150 million	February 2006
Wells Fargo Bank, National Association	$150 million	February 2006

The Credit Facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between the Company and each of the financial institutions (the “Lenders”), pursuant to which the Company has granted each of the Lenders a security interest in certain investment securities accounts. The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2005.

At February 28, 2005, the Company had letters of credit outstanding totaling $33.5 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2005 and December 2005. The letters of credit are secured by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2005.

The Company enters into various purchase commitments with its vendors in the ordinary course of business. At February 28, 2005, the Company had outstanding commitments to purchase approximately $5.1 million of capital assets.

At February 28, 2005 and May 31, 2004, the Company had $1.0 million, subject to adjustment, in other current liabilities on the Consolidated Balance Sheets for the additional purchase price expected to be paid for the Stromberg acquisition in the fourth quarter of fiscal 2005.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of the Company’s services under its service arrangements with clients. The Company has entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for matters related to their services to Paychex, Inc. and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.

The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material.

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes.

Operating Cash Flow Activities

(In millions)	February 28,	February 29,
For the nine months ended	2005	2004

Net income	$267.4	$241.5
Non-cash adjustments to net income	73.8	60.0
Cash provided by changes to working capital and other assets and other liabilities	26.3	23.4

Net cash provided by operating activities	$367.5	$324.9

The increase in operating cash flows for the first nine months of fiscal 2005 is primarily attributable to higher net income adjusted for non-cash items. The increase in non-cash adjustments to net income is primarily attributable to higher provision for deferred income taxes and lower net realized gains on the sale of available-for-sale securities, offset by the impact of $9.2 million of expense charges in the third quarter ended February 29, 2004 to increase the reserve for pending legal matters.

Investing Cash Flow Activities

(In millions)	February 28,	February 29,
For the nine months ended	2005	2004

Net funds held for clients and corporate investment activities	$(131.9)	$(35.7)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(37.5)	(39.2)
Acquisitions of businesses, net of cash acquired	—	(0.6)
Purchases of other assets	(1.3)	(2.1)

Net cash used in investing activities	$(170.7)	$(77.6)

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

Purchases of property and equipment: To support the Company’s continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $16.8 million at February 28, 2005 and $10.9 million at May 31, 2004. These amounts primarily represent costs for software being developed for internal use.

Purchases of property and equipment in fiscal 2005 are expected to be in the range of $55 million to $60 million, including anticipated purchases for printing equipment, communication system upgrades, and branch expansions. Fiscal 2005 depreciation expense is projected to be in the range of $40 million to $45 million. In addition, the Company projects amortization of intangible assets for fiscal 2005 to be in the range of $15 million to $16 million.

During the three and nine months ended February 28, 2005, the Company purchased approximately $0.3 million and $2.3 million, respectively, of data processing equipment and software from EMC Corporation. Purchases of data processing equipment and software from EMC Corporation were $.1 million and $1.0 million, respectively, for the three and nine months ended February 29, 2004. The President and Chief Executive Officer of EMC Corporation is a member of the Board of Directors of Paychex, Inc.

Financing Cash Flow Activities

(In millions, except per share amounts)	February 28,	February 29,
For the nine months ended	2005	2004

Dividends paid	$(143.8)	$(132.1)
Proceeds from exercise of stock options	6.6	13.5

Net cash used in financing activities	$(137.2)	$(118.6)

Cash dividends per common share	$0.38	$0.35

Dividends paid: During the three months ended February 28, 2005, the Company’s Board of Directors declared a quarterly dividend of $0.13 per share, which was paid February 15, 2005 to shareholders of record as of February 1, 2005. In October 2004, the Company’s Board of Directors declared an increase in the quarterly dividend from $0.12 per share to $0.13 per share. Future dividends are dependent on the Company’s future earnings and cash flow and are subject to the discretion of its Board of Directors.

Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options is due to a decrease in the number of shares exercised from 1.0 million shares during the nine months ended February 29, 2004 to 0.5 million shares during the nine months ended February 28, 2005, and a decrease in the average exercise price per share. The Company has recognized a tax benefit from the exercise of stock options of $3.4 million and $7.8 million for the nine months ended February 28, 2005 and February 29, 2004, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of the Company’s longer-term available-for-sale investments. The Company generally directs investments towards high-credit-quality, fixed-rate municipal and government securities and manages the available-for-sale portfolio to a benchmark duration of two and one-half to three years. The Company does not utilize derivative financial instruments to manage its interest rate risk.

The Company’s investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates, as the Federal Funds rate decreased from 6.50% at the end of fiscal 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment experienced through fiscal 2004 negatively affected net income growth. During most of fiscal 2004 and 2003, the decreasing rate environment generated significant unrealized gains for the Company’s longer-term available-for-sale portfolio. During fiscal 2004 and fiscal 2003, the Company mitigated some of the impact of lower interest rates on earnings by realizing gains from the sale of its investments. The Federal Funds rate has increased to 2.50% as of February 28, 2005. In the first nine months of fiscal 2005, the average interest rate earned on the Company’s combined funds held for clients and corporate investment portfolios was 2.0% compared with 1.9% for the same period last year. Although short-term interest rates increased in the first nine months of fiscal 2005, longer-term interest rates had declined through most of the same period. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

Increases in interest rates increase earnings from the Company’s short-term investments, which totaled approximately $2.0 billion at February 28, 2005, and over time will increase earnings from the Company’s longer-term available-for-sale investments, which totaled approximately $1.4 billion at February 28, 2005. Earnings from the available-for-sale-investments, which currently have an average duration of 2.2 years, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will generally result in a decrease in the fair value of the Company’s investment portfolio.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2005	May 31,	May 31,
	year-to-date	2004	2003

Federal Funds rate – beginning of period	1.00%	1.25%	1.75%
Rate increase/(decrease):
First quarter	0.50	(0.25)	—
Second quarter	0.50	—	(0.50)
Third quarter	0.50	—	—
Fourth quarter	N/A	—	—

Federal Funds rate – end of period	2.50%	1.00%	1.25%

Three-year “AAA” municipal securities yield – end of period	2.63%	2.50%	1.40%

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

The total investment portfolio is expected to average approximately $3.3 billion for the full year fiscal 2005. The Company’s normal and anticipated allocation is approximately 60% invested in short-term securities with an average duration of 30 days and 40% invested in available-for-sale municipal securities with an average duration of two and one-half to three years. The Company estimates that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) would be approximately $4.0 million to $4.5 million for the next twelve-month period.

The combined funds held for clients and corporate available-for-sale investment portfolios reflected net unrealized losses of $7.4 million at February 28, 2005, compared with net unrealized losses of $4.2 million at May 31, 2004, and net unrealized gains of $25.0 million at February 29, 2004. During the first nine months of fiscal 2005, the net unrealized gain/(loss) position ranged from a net unrealized loss of $7.5 million to a net unrealized gain of $10.6 million. The Company’s investment portfolios reflected a net unrealized loss position of approximately $10.7 million at March 18, 2005.

As of both February 28, 2005 and May 31, 2004, the Company had approximately $1.4 billion invested in available-for-sale securities at fair value, with weighted average yields to maturity of 2.6% and 2.3%, respectively. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for the portfolio of securities at February 28, 2005, would be approximately $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other than temporary.

Credit Risk: The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, and by limiting amounts that can be invested in any single instrument. At February 28, 2005, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 98% of available-for-sale securities holding an AA rating or better.

CRITICAL ACCOUNTING POLICIES

Note A to the Consolidated Financial Statements included in this Form 10-Q, and in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004, discuss the Company’s significant accounting policies. The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company’s management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, the Company evaluates the accounting policies and estimates used to prepare its Consolidated Financial Statements, including, but not limited to, those related to revenue recognition, PEO workers’ compensation insurance, investments, goodwill and intangible assets, fixed assets, potential losses resulting from its clients’ inability to meet their payroll obligations, contingencies, allowance for doubtful accounts, and income taxes. The Company bases its estimates on historical experience, future expectations, and assumptions believed to be reasonable, considering current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to the Company’s results of operations or financial position are discussed below.

Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The Company provides delivery service for the distribution of certain client payroll checks and reports. The revenue earned from delivery service is included in service revenues, and the costs for delivery are included in operating costs on the Company’s Consolidated Statements of Income.

PEO revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, workers compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $591.6 million and $494.5 million for the three months ended February 28, 2005 and February 29, 2004, respectively, and $1,669.9 million and $1,335.7 million for the nine months ended February 28, 2005 and February 29, 2004, respectively.

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

PEO workers’ compensation insurance: In fiscal 2003 and fiscal 2004, workers’ compensation insurance for PEO worksite employees was provided under pre-funded, deductible workers’ compensation policies with a national insurance company. In fiscal 2005, the policy is no longer pre-funded and claims are paid as incurred. The Company’s maximum individual claims liability was $250,000 under the fiscal 2003 policy and $500,000 under each of the fiscal 2004 and 2005 policies.

At February 28, 2005, the Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

(In thousands)	Prepaid	Current	Long-term
Policy year	expense	(liability)	(liability)

Fiscal 2004	$1,043	$—	$—
Fiscal 2005	$—	$(5,355)	$(10,918)

Estimated losses under the workers’ compensation policies are subject to change based on changes in claims experience trends.

Valuation of investments: The Company’s investments in debt securities are reported at fair values. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income. However, changes in the fair value of investments impact the Company’s net income only when such investments are sold or any other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.

The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. The Company attempts to mitigate this risk by investing primarily in high-credit-quality securities. The Company reviews its investment portfolio on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and its ability and intent to hold the investment until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Goodwill and intangible assets: For business combinations, the Company assigns estimated fair values to all assets and liabilities acquired, including intangible assets such as customer lists, certain license agreements, trade names, and non-compete agreements. The assignment of fair values to acquired assets and liabilities and the determination of useful lives for depreciable and amortizable assets requires significant estimates, judgments, and assumptions. For certain fixed assets, including software, and intangible assets, the Company utilizes the assistance of independent valuation consultants. The remaining purchase price of the acquired business not assigned to identifiable assets and liabilities is recorded as goodwill.

The Company has $406.0 million of goodwill recorded on its Consolidated Balance Sheet at February 28, 2005, resulting from acquisitions in fiscal 2003 and fiscal 2004. Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit.

The Company also tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Fixed assets: The carrying value of fixed assets, including costs for acquired software and software developed for internal use, reflects estimates, assumptions, and judgments relative to capitalized costs, useful lives, utilization, and salvage value. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe costs are capitalized in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” The Company reviews the carrying value of its fixed assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Accrual for client fund losses: The Company maintains an accrual for estimated losses associated with its clients’ inability to meet their payroll obligations. As part of providing payroll, tax filing and payment services, and employee payment services, the Company is authorized by certain of its clients to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. The Company evaluates certain uncollected amounts on a specific basis and analyzes historical experience for amounts not specifically reviewed to determine the likelihood of recovery from its clients.

Contingent liabilities: As discussed in Note I of the Notes to Consolidated Financial Statements, the Company is subject to various claims and legal matters. At February 28, 2005, the Company had approximately $27.4 million in the reserve for pending legal matters based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires the Company to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular matter. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note I in the Notes to Consolidated Financial Statements, contained in this Form 10-Q, which is incorporated herein by reference thereto.

OTHER

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by the Company’s management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in the Company’s filings with the Securities and Exchange Commission, including the most recent Form 10-K filed on July 20, 2004: general market and economic conditions, including demand for the Company’s products and services, competition, price levels, availability of internal and external resources, execution of expansion plans, and effective integration of acquisitions; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans; delays in the development, timing of the introduction, and marketing of new products and services; changes in technology, including use of the Internet; the possibility of catastrophic events that could impact the Company’s operating facilities, computer systems, and communication systems; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; the possibility that internal control weaknesses may be identified during control reviews; potential unfavorable outcomes related to pending legal matters; potential damage to the Company’s business reputation due to these and other operational risks; the possible inability of clients to meet payroll obligations; stock volatility; and changes in short and long-term interest rates, changes in the market value of available-for-sale securities, and the credit rating of cash, cash equivalents, and securities held in the Company’s investment portfolios, all of which could cause the Company’s actual results to differ materially from its anticipated results. The information provided in this document is based upon the facts and circumstances known at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided beginning on page 29 under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and is incorporated herein by this reference.

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

PAYCHEX, INC.

Date: March 21, 2005	/s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer

Date: March 21, 2005	/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief
Financial Officer, and Secretary