Form 10-K
period 2005-05-31
PAYCHEX INC
filed 2005-07-22
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
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
      As of November 30, 2004, shares held by non-affiliates of the registrant had an aggregate market value of $11,023,863,500.
      As of June 30, 2005, 378,705,701 shares of the registrant’s common stock, $.01 par value, were outstanding.
Documents Incorporated By Reference
      Portions of the registrant’s Definitive Proxy Statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 12, 2005, to the extent not set forth herein, are incorporated herein by reference thereto into Part III, Items 10 through 14, inclusive.

PART I
“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in the “Factors That May Affect Future Results of Operations” section of Item 1 and elsewhere in this Form 10-K:

•	changes in demand for the Company’s products and services, ability to develop and market new products and services effectively, pricing changes and impact of competition, and the availability of skilled workforce;

•	general market and economic conditions, including, among others, changes in United States employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the market value and the credit rating of securities held by the Company;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans;

•	changes in technology, including use of the Internet;

•	the possibility of failure of the Company’s operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of clients to meet payroll obligations;

•	the possibility of failure in internal controls or the inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
      All of these factors could cause the Company’s actual results to differ materially from its anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of filing of this Form 10-K with the Securities and Exchange Commission, or to reflect the occurrence of unanticipated events.

Item 1.	Business
      Paychex is a leading national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States. The Company, a Delaware corporation formed in 1979, reports its results of operations and financial condition as one business segment. The Company’s fiscal year ends May 31. At May 31, 2005, Paychex serviced approximately 522,000 clients and had approximately 10,000 employees. The Company maintains its corporate headquarters in Rochester, New York, and has more than 100 offices nationwide.
      During the fourth quarter of fiscal 2004, the Company formed a subsidiary in Germany and opened an office in Hamburg. The Germany operation served approximately 150 clients as of May 31, 2005. In May 2005, the Germany operation leased a second office in Berlin.
Company Strategy
      Paychex is focused on achieving strong long-term financial performance while:

•	Providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing over 100 of the largest markets in the United States.

•	Growing the Company’s client base, primarily through its direct sales force, and maximizing client retention.

•	Capitalizing on the growth opportunities within the current client base and from new clients, by increasing utilization of the Company’s payroll-related and human-resource-related ancillary products and services.

•	Capitalizing on and leveraging the Company’s highly developed technological and operating infrastructure.

•	Supplementing the Company’s growth through strategic acquisition or expansion of service offerings when opportunities arise.
Market Opportunities
      The outsourcing of business processes is a growing trend within the United States. Outsourcing of the payroll and human resource functions allows small- to medium-sized businesses to minimize the administrative burden and compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are better able to efficiently meet their compliance requirements and administrative burdens while, at the same time, providing competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that Paychex has built, along with the broad portfolio of ancillary services it offers its clients, have enabled the Company to capitalize on the outsourcing trend.
      There are approximately 7.4 million employers in the geographic markets that Paychex currently serves within the United States. Of those employers, 99% have fewer than 100 employees and are the Company’s primary customers and target market. Based on publicly available industry data, the Company estimates that all payroll processors combined serve somewhere between 15% to 20% of the potential businesses in the target market, with much of the unpenetrated market being composed of businesses with ten or fewer employees. Paychex remains focused on servicing small- to medium-sized businesses based upon the growth potential that management believes exists in this market segment.
Clients
      Paychex serves a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the continental United States. At May 31, 2005, the Company serviced approximately 522,000 clients. The Company utilizes service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. Fiscal year client retention is at record levels of slightly less than 80% of the beginning client base. The most significant factor contributing to client losses is companies going out of business. No single client has a material impact on total service revenues or results of operations.

      The composition of the market and the client base serviced by Paychex (in the United States) by employee size is as follows:

Business size	Estimated market distribution
(Number of employees)	(7.4 million businesses in areas served)	Paychex client base

1-4	74%	38%
5-19	20%	43%
20-49	4%	13%
50-99	1%	4%
100+	1%	2%
Products and Services
      Paychex offers a comprehensive portfolio of payroll, payroll-related, and human resource products and services to meet the diverse needs of its client base. These include payroll processing, tax filing and payment services, employee payment services, time and attendance solutions, regulatory compliance (new-hire reporting and garnishment processing), retirement services administration, employee benefits administration, workers’ compensation insurance administration, and comprehensive human resource administrative services. By offering ancillary services that leverage the information gathered in the base payroll processing service, Paychex is able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. The Company earns its revenues primarily through recurring fees for services performed. Service revenues are largely driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period.
          Payroll Processing
      Payroll processing is the foundation of the Paychex service portfolio. The Paychex payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed.
      The Core Payroll service is generally targeted for clients with one to forty-nine employees, although many clients with fifty or more employees utilize this service. The Company’s average Core Payroll client employs approximately thirteen people and processes approximately thirty payrolls each year. These figures are impacted year over year as larger clients, generally fifty or more employees, convert to the Company’s Major Market Services (“MMS”).
      Core Payroll clients may communicate their payroll information, including hours worked by each employee and any personnel or compensation changes, by telephone, fax, use of the Paychex Paylink® software or the Internet. Each client is assigned a payroll specialist who is trained extensively and continuously in all facets of payroll preparation and applicable tax regulations. Clients receive payroll checks and reports from either a delivery service, the United States Postal Service, or by picking them up at the local Paychex branch.
      Paychex also offers Core Payroll services to its clients and their accountants through Paychex Online. This secure Internet site offers clients a suite of interactive, self-service products and services twenty-four hours a day, seven days a week. These include Paychex Online Payrollsm, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Clients can communicate payroll information through the Internet Time Sheet or use the Online Payroll service, and can access current and historical payroll information using Paychex Online Reports. The General Ledger Reporting Service transfers payroll information calculated by Paychex to the client’s general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Over 150,000 clients are currently utilizing some form of Paychex online service.

      The Company’s Major Market Services primarily target companies that have more complex payroll and benefits needs or have outgrown the Company’s Core Payroll service, as well as new clients that have fifty or more employees. The Company currently offers this service in all of its significant markets. Approximately one-third of new MMS clients are conversions from the Company’s Core Payroll service.
      Most MMS clients communicate their payroll information to Paychex using the Company’s Preview® software. Preview® provides clients with in-house control of payroll and human resource information because the software and the payroll and human resource database reside on the client’s personal computer or personal computer network. Clients can produce reports and checks at their convenience. Paychex handles the software maintenance and provides the client ancillary services as requested.
          Ancillary Products and Services
      Paychex provides its clients with a portfolio of ancillary products and services that have been developed and refined over many years. Ancillary products provide the Company with additional recurring revenue streams and increased service efficiencies as these products are integrated with payroll processing services. Paychex offers the following ancillary products and services:
      Tax Filing and Payment Services: As of May 31, 2005, 90% of the Company’s clients utilized its tax filing and payment services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the appropriate agencies (federal, state, and local). More than 95% of new clients purchase the Company’s tax filing and payment services. The Company believes that the client utilization percentage of these services is near maturity. In connection with these services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on the payday, files the applicable tax returns, and pays taxes to the appropriate taxing authorities on the respective due dates. These taxes are typically paid between one and thirty days after receipt of collections from clients, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late- or under-payments of taxes. Clients utilizing the tax filing and payment services are charged a base fee each period that payroll is processed. In addition to fees paid by clients, the Company earns interest on client funds that are collected before due dates and invested until remittance to the appropriate taxing authority.
      Employee Payment Services: As of May 31, 2005, 65% of the Company’s clients utilized its employee payment services, which provide the employer the option of paying their employees by direct deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. More than 75% of new clients purchase some form of employee payment services. Except for the last method, Paychex electronically collects net payroll from the client’s bank account, typically one day before payroll, and provides payment to the employee on payday. The Company’s flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by clients, the Company earns interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.
      The tax filing and payment services and employee payment services are integrated with the Company’s payroll processing service. Interest earned on funds held for clients is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.
      Time and Attendance Solutions: Paychex offers Time In A Box® and other time and attendance solutions, which help businesses or employers minimize the time spent compiling time sheet information. These computer-based systems allow the employer flexibility to handle multiple payroll scenarios and result in improved productivity, accuracy, and reliability in the payroll process. Certain clients are charged a monthly fee for use of hardware, software, and support. Clients also have the option to purchase the hardware and software with annual maintenance contracts. Time In A Box® is marketed to Paychex’s small- to medium-

sized clients, while other time and attendance solutions are marketed to larger clients as such other time and attendance solutions may better fit their requirements.
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
      Comprehensive Administrative Services: The Paychex Administrative Services (“PAS”) provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. PAS offers businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, and risk management outsourcing. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and benefit costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (“PEO”), which provides businesses with primarily the same services as PAS, but with Paychex acting as a co-employer of the client’s employees. The Company’s PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Paychex offers its PEO service through its subsidiary, Paychex Business Solutions, Inc. For these two services, the client pays a fee per employee per processing period. As of May 31, 2005, PAS and PEO combined serviced over 225,000 client employees.
      Retirement Services Administration: The Company’s Retirement Services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with Safe Harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant access online, electronic funds transfer, and other administrative services. Selling efforts for these services are focused primarily on the Company’s existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. Retirement Services were utilized by over 33,000 clients at May 31, 2005. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. Paychex believes that it is now one of the largest 401(k) recordkeepers for small businesses in the United States. Clients utilizing this service are charged a one-time set up fee, a monthly recurring fee, and a fee per employee. Client employee 401(k) funds externally managed totaled approximately $5.1 billion at May 31, 2005. The Company earns a fee approximating thirty basis points from the external managers based on the total of client employee 401(k) funds.
      Workers’ Compensation Insurance Administration: Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. Paychex provides workers’ compensation insurance administration services by serving, through the Company’s licensed insurance agency, as a general agent providing qualified workers’ compensation insurance through a variety of insurance carriers who are underwriters. The Paychex workers’ compensation payment service uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. The workers’ compensation report service provides the client with comprehensive information to allow it to better manage its workers’ compensation insurance costs. As of May 31, 2005, approximately 44,000 clients utilized the workers’ compensation insurance administration services.
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
      Other Human Resource Products and Services: Group health benefits are offered in select geographic areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource and Benefits products include employee handbooks, management manuals, and personnel forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.
Sales and Marketing
      The Company markets its services primarily through its direct sales force based in major metropolitan markets serviced by the Company. The Company’s sales representatives specialize in Core Payroll, Major Market Services payroll, or Human Resource and Benefits lines. For fiscal 2006, the Company’s sales force is expected to total approximately 1,805, with 1,115 for Core Payroll (including international), 195 for Major Market Services payroll, 470 for various Human Resource and Benefits products and services and 25 for time and attendance solutions. The Human Resource and Benefits sales force includes 240 human resources and 401(k) recordkeeping sales representatives, 160 PAS/ PEO sales representatives, and 70 licensed agents selling workers’ compensation insurance and health and benefits services. The direct sales force has grown with the addition of time and attendance solutions. These products are utilized by businesses not generally in Paychex’s client base. Additionally, the complexity of the time and attendance solutions requires specialized sales representatives.
      In addition to its direct selling and marketing efforts, the Company utilizes relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately two-thirds of the Company’s new clients (excluding acquisitions) come from these referral sources. To further enhance its strong relationship with CPAs, during fiscal 2004, Paychex partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program. In fiscal 2005, the program was expanded to include Paychex’s 401(k) recordkeeping services and Major Market Services. The direct sales force for Human Resource and Benefits products and services is primarily focused on selling products and services to existing payroll clients as their processed payroll information provides the data integration necessary to more efficiently provide these services.
      The Company’s Web site at www.paychex.com, which includes online payroll sales presentations and product and service information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of the direct sales force. This online tool allows Paychex to market to clients in more geographically remote areas. The Company’s sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. The Company has grown and expects to continue to grow its direct sales force. In recent years, the Company has increased its emphasis on the selling of ancillary services to both new clients and its existing client base.
      The acquisition of Advantage Payroll Services, Inc. (“Advantage”) in fiscal 2003 provided Paychex with additional sales channels. Advantage has license agreements with fifteen independently owned associate offices (“Associates”), which are responsible for selling and marketing payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and tax filing services. In addition, Advantage has a relationship with New England Business Service, Inc. (“NEBS®”) whereby Advantage performs all client functions other than sales and marketing. The marketing and selling by both Associates and NEBS is conducted under their respective logos.
Competition
      The market for payroll processing and human resource services is highly competitive and fragmented. The Company believes its primary national competitor, ADP® (“Automatic Data Processing, Inc.”), is the largest U.S. third-party provider of payroll processing and human resource services in terms of revenue. Paychex competes with other national, regional, local, and online service providers, all of which it believes have significantly smaller client bases than Paychex.

      In addition to traditional payroll processing and human resource service providers, the Company competes with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. The Company’s Human Resource and Benefits products and services also compete with a variety of providers of human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.
      Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, breadth of product and service offering, and price. Paychex believes it is competitive in each of these areas.
Software Maintenance and Development
      The ever-changing mandates of federal, state, and local taxing authorities require Paychex to regularly update the proprietary software it utilizes to provide Payroll and Human Resource and Benefits services to its clients. The Company is continually engaged in developing enhancements to and maintenance of its various software platforms to meet the changing requirements of its clients and the marketplace.
Employees
      As of May 31, 2005, the Company employed approximately 10,000 people. None of the employees are covered by collective bargaining agreements.
Intellectual Property
      The Company owns or licenses and uses a number of trademarks, trade names, copyrights, service marks, trade secrets, computer programs and software, and other intellectual property rights. Taken as a whole, the Company’s intellectual property rights are material to the conduct of its business. Where it is determined to be appropriate, the Company takes measures to protect its intellectual property rights, including, but not limited to, confidentiality/non-disclosure agreements or policies with employees, vendors and others, license agreements with licensees and licensors of intellectual property, and registration of certain trademarks. Paychex believes that the “Paychex” name, trademark, and logo are of material importance to the Company.
Seasonality
      There is no significant seasonality to the Company’s business. However, during the Company’s third fiscal quarter, which ends in February, the number of new Payroll clients, new Retirement Services clients, and new PAS and PEO worksite employees tends to be higher than during the rest of the fiscal year, primarily because a majority of new clients begin using Paychex services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, the Company’s total revenue has been slightly higher in the third fiscal quarter, with greater sales commission expenses also reported in this quarter.
Other
      Information about the Company’s products and services, stockholder information, press releases, and filings with the Securities and Exchange Commission (“SEC”) can be found on the Company’s Web site at www.paychex.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of such Web site as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of the Company’s Annual Report to Stockholders and Proxy Statement, to be issued in connection with its 2005 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Factors That May Affect Future Results of Operations
      The Company’s future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results and from Company projections. Important factors known to the Company that could cause such differences include, but are not limited to, those discussed below and those contained in the “Safe Harbor” statement at the beginning of Part I of this Form 10-K.
      The Company may make errors and omissions in providing services which could result in significant penalties and liabilities for the Company: Processing, tracking, collecting, and remitting client funds to the various taxing authorities, client employees, and other third parties are complex operations. These tasks could be subject to error and these errors could include, but are not limited to, late filing with tax agencies, underpayment of taxes, and failure to comply with applicable banking regulations and laws relating to employee benefits administration, which could result in significant penalties and liabilities that would adversely affect the Company’s results of operations. The Company could also transfer funds in error to an incorrect party or for the wrong amount, and may be unable to correct the error or recover the funds, resulting in a loss to the Company.
      Changes in government regulations and policies could adversely impact the business: Many of the Company’s services, particularly tax filing and payment services and benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of the Company’s services and substantially decrease its revenue. Added requirements could also increase the Company’s cost of doing business. Failure by the Company to modify its services in a timely fashion in response to regulatory changes could have adverse effects on the Company’s results of operations.
      Failure of third-party service providers to perform their functions could harm the Company’s business: As part of providing services to clients, Paychex relies on a number of third-party service providers. These providers include, but are not limited to, couriers used to deliver client payroll checks and banks, which electronically transfer funds from clients to their employees. Failure by these providers, for any reason, to deliver their services in a timely manner could result in material interruptions to Company operations, impact client relations, and result in significant penalties or liabilities to the Company.
      Failure of the Company’s Business Continuity Plan in the event of a catastrophe could result in the loss of client data and adversely interrupt operations: The Company’s operations are dependent on its ability to protect its infrastructure against damage from catastrophe or natural disaster, security breach, power loss, telecommunications failure, terrorist attack, or similar event. The Company has a Business Continuity Plan in place in the event of system failure due to any of these events. If the Business Continuity Plan is unsuccessful in a disaster recovery scenario, the Company could potentially lose client data or experience material adverse interruptions to its operations or delivery of services to its clients.
      Investments in new technology for the Company’s internal use may not be implemented in a timely or cost-effective manner which could impact the Company’s results of operations: To maintain its growth strategy, the Company must adapt and respond to technological advances offered by its competitors and technological requirements of its clients. The Company has made significant investments related to the development of new technologies for internal use. Such technologies may not be implemented in a timely manner or within targeted costs. Delays or difficulties in implementation or added costs could impact the Company’s results of operations.
      Acquisitions may not provide anticipated benefits: The effective integration of acquired companies may be difficult to achieve. It is also possible that the Company may not realize any or all expected benefits from acquisitions or achieve benefits from acquisitions in a timely manner. In addition, the Company may incur significant costs and management’s time and attention may be diverted in connection with the integration of acquisitions. Failure to effectively integrate future acquisitions could affect the Company’s results of operations. The Company currently has no definitive agreements or current plans with respect to any material prospective acquisitions.

      The adverse outcome of legal matters could harm the Company’s business: The Company is subject to various claims and legal matters that arise in the normal course of business. These include disputes related to breach of contract, employment-related claims, and other matters. As of May 31, 2005, the Company has a reserve of $25.3 million for pending legal matters. See Item 3 of this Form 10-K for additional disclosure. In light of the legal reserve recorded, the Company’s management currently believes that resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effect is recorded.
      Paychex clients could have insufficient funds to cover payments the Company has made on their behalf to taxing authorities and employees resulting in loss to the Company: As part of the payroll processing service, Paychex is authorized by its clients to transfer money from their bank accounts to fund amounts owed to their employees and various taxing authorities. It is possible that the Company would be held liable for such amounts in the event the client has insufficient funds to cover them. The Company has in the past, and may in the future, make payments on its clients’ behalf for which it is not reimbursed, resulting in a loss to the Company.
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
      The price of the Company’s stock may be volatile as a result of factors and events that are beyond the Company’s control: The market price of the Company’s common stock may be influenced by factors such as quarterly variations in operating results, announcements of new services or technological innovations by the Company or its competitors, market conditions in the business process outsourcing industry, changes in ratings or financial estimates by securities analysts, general economic conditions, fluctuations in the stock market that are not directly related to the Company’s operating performance, and other factors and events that are beyond the Company’s control. These and other factors can lead to fluctuations in the price of the Company’s stock.
      Quantitative and qualitative disclosures about market risk: Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 2.	Properties
      The Company’s headquarters are located at 911 Panorama Trail South, Rochester, New York 14625 in a 140,000-square-foot building complex owned by the Company. In addition, within the Rochester area, the Company owns four facilities, which account for a combined total of 501,000 square feet, and leases approximately 69,000 square feet in two other office complexes. These facilities house various distribution, processing and technology functions, certain ancillary service functions, a telemarketing unit, and other back office functions.
      Outside of Rochester, New York, the Company leases approximately 1,882,000 square feet of space for its regional, branch, and sales offices, and data processing centers at various locations throughout the United States, concentrating on major metropolitan areas. The Company owns branch facilities located in Syracuse, New York; Philadelphia, Pennsylvania; Auburn, Maine; and Rock Hill, South Carolina, which together comprise approximately 105,000 square feet. The Company leases approximately 9,000 square feet of space for offices in Hamburg and Berlin, Germany. The Company believes that adequate, suitable lease space will continue to be available for its needs.

Item 3.	Legal Proceedings
      Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes related to breach of contract, employment-related claims, and other matters.
      The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are currently defendants in lawsuits pending in Los Angeles Superior Court, the United States District Court for the Central District of California, the United States Court of Appeals for the Ninth Circuit, and the California Court of Appeal, Second District all brought between calendar years 2002 and 2004 by licensees of payroll processing software owned by Rapid Payroll.
      In August 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters.
      On July 5, 2002, the federal district court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. In February 2005, the court held that the preliminary injunction will be lifted on April 30, 2006.
      Court Rulings: In September 2004, the Los Angeles Superior Court granted certain post-trial motions in the Payroll Partnership, L.P., et al. v. Rapid Payroll, Inc. et al. matter, reducing the jury’s June 2004 verdict against Rapid Payroll from $6.4 million to $5.1 million. The Los Angeles Superior Court dismissed all other claims against Rapid Payroll and all claims against the Company and the individual defendants, including fraud and tort causes of action. Subsequently, this case was settled for a reduced amount.
      On February 23, 2005, a tentative ruling was issued by a Los Angeles Superior Court judge, following a bench trial of the Accuchex, Inc. v. Rapid Payroll, Inc. et al. matter. The court found that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court rejected all of the other causes of action asserted by the plaintiff. The court entered judgment in the Accuchex case in April 2005. The plaintiff has filed a Notice of Appeal to the California Court of Appeal, Second District.
      On February 28 and March 1, 2005, the federal district court entered judgment in thirteen of the cases pending before it. Those judgments provide that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also provide that Rapid Payroll must support the licensed software until April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments also rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants.
      Through June 27, 2005, the Company has settled thirteen cases discussed above for approximately $8.0 million.
      Based on the application of Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all pending legal matters totaled $25.3 million at May 31, 2005, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2005 as actual settlements and incurred professional fees have been charged against the legal reserve.
      In light of the legal reserve recorded, the Company’s management currently believes that resolution of pending legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended May 31, 2005.
Executive Officers of the Company
      The information regarding the executive officers of the Company is set forth in Part III, Item 10 of this Form 10-K and is incorporated herein by reference thereto.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock trades on The NASDAQ Stock Market® under the symbol “PAYX.” Dividends have historically been paid in August, November, February, and May. The level and continuation of future dividends are dependent on the Company’s future earnings and cash flows, and are subject to the discretion of the Board of Directors.
      On June 30, 2005, there were 18,596 holders of record of the Company’s common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 8,755 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,158 participants in the Paychex, Inc. Employee Stock Ownership Plan.
      The high and low sale prices for the Company’s common stock as reported on The NASDAQ Stock Market and dividends for the two fiscal years ended May 31, 2005 and 2004, are as follows:

	Fiscal 2005			Fiscal 2004

	Sales prices			Sales prices
			Cash dividends			Cash dividends
	High	Low	declared per share	High	Low	declared per share

First quarter	$38.88	$28.83	$0.12	$37.07	$28.43	$0.11
Second quarter	$34.45	$29.25	$0.13	$40.54	$33.35	$0.12
Third quarter	$34.57	$29.69	$0.13	$40.00	$31.74	$0.12
Fourth quarter	$34.69	$28.88	$0.13	$39.12	$31.88	$0.12
      The closing price of the Company’s common stock on May 31, 2005, as reported on The NASDAQ Stock Market, was $28.88 per share.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2005	2004	2003	2002	2001

Service revenues	$1,384,674	$1,240,093	$1,046,029	$892,189	$786,521
Interest on funds held for clients	60,469	54,254	53,050	62,721	83,336

Total revenues	$1,445,143	$1,294,347	$1,099,079	$954,910	$869,857
Operating income	$533,775	$433,315	$401,041	$363,694	$336,702
As a % of total revenues	37%	33%	36%	38%	39%
Net income	$368,849	$302,950	$293,452	$274,531	$254,869
As a % of total revenues	26%	23%	27%	29%	29%
Diluted earnings per share	$0.97	$0.80	$0.78	$0.73	$0.68
Cash dividends per common share	$0.51	$0.47	$0.44	$0.42	$0.33
Purchases of property and equipment	$70,686	$50,562	$60,212	$54,378	$45,250
Total assets	$4,379,116	$3,950,203	$3,690,783	$2,953,075	$2,907,196
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,385,675	$1,199,973	$1,077,371	$923,981	$757,842
Return on stockholders’ equity	28%	28%	29%	32%	38%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews our operating results for each of the three fiscal years in the period ended May 31, 2005 (fiscal 2005, 2004, and 2003), and our financial condition at May 31, 2005. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Factors That May Affect Future Results of Operations” section discussed in Item 1 of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained at the beginning of Part I of this Form 10-K.
Overview
      We are a leading national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. We have a broad portfolio of products and services that allow our clients to meet their diverse payroll and human resource needs, which include:

•	payroll processing;

•	tax filing and payment;

•	employee payment;

•	time and attendance solutions;

•	regulatory compliance (new-hire reporting and garnishment processing);

•	retirement services administration;

•	employee benefits administration;

•	workers’ compensation insurance administration; and

•	comprehensive human resource administrative services.
      Our strategy is focused on growing our client base, increasing utilization of our ancillary services, and leveraging our technological and operating infrastructure. We earn revenues primarily through recurring fees for services performed related to our products. Service revenues are largely driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the respective tax or regulatory agencies or client employees.
      Fiscal 2005 was our fifteenth consecutive year of record total revenues, net income, and diluted earnings per share. Our financial results for fiscal 2005 included the following highlights:

•	Total revenues increased 12% year-over-year to $1,445.1 million in fiscal 2005, compared with an increase of 18% in fiscal 2004 to $1,294.3 million.

•	Operating income increased 23% year-over-year to $533.8 million in fiscal 2005, compared with an increase of 8% in fiscal 2004 to $433.3 million. Operating income growth in fiscal 2005 was impacted by the $35.8 million expense charge for the reserve for pending legal matters in fiscal 2004, net incremental PEO revenue of $6.7 million in fiscal 2005 and $6.4 million in 2004, and $3.2 million of expense charges related to our captive insurance company in fiscal 2005. Operating income exclusive of interest on funds held for clients and these unusual items increased approximately 15% for fiscal 2005 and approximately 17% in fiscal 2004.

•	Net income increased 22% year-over-year to $368.8 million, compared with an increase of 3% in fiscal 2004 to $303.0 million.

•	We achieved $0.97 diluted earnings per share in fiscal 2005, compared with $0.80 diluted earnings per share in fiscal 2004.

•	Cash flow from operations was $467.9 million compared with $389.9 million in fiscal 2004.
      Our growth rates in fiscal 2005 were due to strong service revenue growth of 12% and the impact of expense charges recorded in fiscal 2004 related to pending legal matters. These expense charges reduced diluted earnings per share for fiscal 2004 by approximately $0.06 per share.
      During fiscal 2005, we began to see positive signs of economic improvement, especially in the interest rate environment. The Federal Reserve increased the Federal Funds rate by 200 basis points since June 2004 to 3.00% as of May 31, 2005. Our combined interest on funds held for clients and corporate investment income increased 3% year-over-year for fiscal 2005. In fiscal 2005, our combined portfolios earned an average rate of return of 2.2% compared with 1.8% in fiscal 2004 and 2.5% in fiscal 2003. During fiscal 2004 and fiscal 2003, we were able to offset some of the impact of lower interest rates by realizing gains on the sale of available-for-sale securities of $19.1 million for fiscal 2004 and $17.8 million for fiscal 2003. This compares to net realized gains of $0.2 million in fiscal 2005. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section in Item 7A of this Form 10-K.
      We continue to make investments in our business as part of our growth strategy. Some of these investments include the following:
      Growing the client base and increasing utilization of ancillary services: Our client base increased to approximately 522,000 clients at May 31, 2005. This compares with approximately 505,000 clients at May 31, 2004, and approximately 490,000 clients at May 31, 2003. Year-over-year client growth was approximately 3.5% for fiscal 2005, compared with 3.1% for fiscal 2004. Client growth excluding the impact of the Advantage and InterPay, Inc. (“InterPay”) acquisitions was approximately 6% for fiscal 2005 and 7% for fiscal 2004.

      We have continued to invest in our direct sales force, as we believe there is opportunity for growth within our target market of small- to medium-sized businesses. The approximate composition of our direct sales force is summarized in the following table:

	Expected
For fiscal year ended May 31,	2006	Change	2005	Change	2004	Change	2003

Core Payroll (including international)	1,115	6%	1,050	7%	985	9%	900
MMS payroll	195	15%	170	13%	150	20%	125
Human Resources/401(k)	240	9%	220	10%	200	11%	180
PAS/PEO	160	14%	140	33%	105	31%	80
Licensed agents for workers’ compensation and health and benefits	70	40%	50	25%	40	—	40
Time and attendance solutions	25	25%	20	100%	—	—	—

Total sales representatives	1,805	9%	1,650	12%	1,480	12%	1,325

      We believe there are opportunities for growth within our current client base, as well as with new clients, through increased utilization of our payroll-related and human resource ancillary services. Ancillary services effectively leverage the payroll processing data and, therefore, are beneficial to our operating margin. Penetration of our tax filing and payment services and our employee payment services has continued to increase, and total 90% and 65%, respectively, at May 31, 2005. Our client bases in the human resource and employee benefits areas have continued to grow, as shown in the following table:

As of May 31,	2005	2004	2003

401(k) recordkeeping clients	33,000	29,000	26,000
Workers’ compensation insurance clients	44,000	37,000	32,000
PAS/ PEO worksite employees	225,000	157,000	103,000
      Acquired businesses: During fiscal 2003, we acquired two payroll service providers servicing small- to medium-sized businesses in the United States. Advantage was purchased on September 20, 2002 and InterPay was purchased on April 1, 2003. Since the completion of the acquisitions, we have integrated the sales force, branch operations, and corporate support of these acquired businesses to provide efficiencies in operations and services provided to our clients. By November 2004, we had successfully converted all InterPay clients to our Paychex software platforms and fully completed the integration of InterPay. The Advantage payroll system is being retained for the foreseeable future in order to service clients affiliated with independently owned associate offices and Advantage co-branded products.
      In April 2004, we acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”). This acquisition, along with the October 2003 acquisition of Stromberg’s Time In A Box® product, has allowed us to expand our product offering to include time and attendance solutions and thus offer value-added products and services to payroll and non-payroll clients.
      Focus on customer service: We have always focused on customer service and maximizing client retention. Fiscal year client retention is at record levels of slightly less than 80% of our beginning client base. The most significant factor contributing to our client losses is companies going out of business.
      At May 31, 2005, we maintained a strong financial position with total cash and corporate investments of $707.6 million. Our primary source of cash is our ongoing operations. Cash flow from operations was $467.9 million in fiscal 2005 and $389.9 million in fiscal 2004. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. The acquisitions of Advantage and InterPay in fiscal 2003 and Stromberg in fiscal 2004, were funded from our cash and corporate investments. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital purchases, and current dividend payments for the foreseeable future.

      For further analysis of our results of operations for fiscal years 2005, 2004, and 2003, and our financial position at May 31, 2005, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.
Outlook
      Our current outlook for the full fiscal year ended May 31, 2006 is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 7% to 9%.

•	Human Resource and Benefits service revenue growth is expected to be in the range of 24% to 26%.

•	Total service revenue growth is projected to be in the range of 11% to 12%.

•	Interest on funds held for clients is expected to increase approximately 25% to 30%.

•	Total revenue growth is estimated to be in the range of 11% to 12%.

•	Corporate investment income is anticipated to increase approximately 55% to 60%.

•	The effective income tax rate is expected to approximate 31.5%.

•	Net income growth is expected to be in the range of 18% to 20%.
      Purchases of property and equipment in fiscal 2006 are expected to be in the range of $75 million to $80 million. The expected increase in fiscal 2006 capital expenditures reflects printing equipment, communication system upgrades, and branch expansions. Fiscal 2006 depreciation expense is projected to be in the range of $50 million to $55 million. In addition, we project amortization of intangible assets for fiscal 2006 to be in the range of $14 million to $15 million.
      Our projections are based on current economic and interest rate conditions continuing with no significant changes. We estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at the beginning of fiscal 2006 would be in the range of $3.7 million to $4.2 million for fiscal 2006. The total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.8 billion in fiscal 2006. Given current accounting interpretations, in order to preserve the accounting treatment on available-for-sale securities of recording market value fluctuations through comprehensive income instead of through the income statement, we do not expect to realize any losses in the investment portfolios in fiscal 2006.
Results of Operations
Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2005	Change	2004	Change	2003	Change

Revenues:
Payroll	$1,136.8	9%	$1,042.0	16%	$897.5	17%
Human Resource and Benefits	247.9	25%	198.1	33%	148.5	22%

Total service revenues	1,384.7	12%	1,240.1	19%	1,046.0	17%
Interest on funds held for clients	60.4	11%	54.2	2%	53.1	-15%

Total revenues	1,445.1	12%	1,294.3	18%	1,099.1	15%
Combined operating and SG&A expenses	911.3	6%	861.0	23%	698.1	18%

Operating income	533.8	23%	433.3	8%	401.0	10%
As a % of total revenues	37%		33%		36%
Investment income, net	12.4	-25%	16.5	-46%	30.5	-3%

Income before income taxes	546.2	21%	449.8	4%	431.5	9%
As a % of total revenues	38%		35%		39%
Income taxes	177.4	21%	146.8	6%	138.0	15%

Net income	$368.8	22%	$303.0	3%	$293.5	7%

As a % of total revenues	26%		23%		27%
Diluted earnings per share	$0.97	21%	$0.80	3%	$0.78	7%

      Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,

$ in millions	2005	2004	2003

Average investment balances:
Funds held for clients	$2,759.7	$2,515.3	$2,176.4
Corporate investments	599.5	446.9	547.6

Total	$3,359.2	$2,962.2	$2,724.0

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	2.2%	1.7%	2.3%
Corporate investments	2.1%	2.3%	3.3%
Combined funds held for clients and corporate investments	2.2%	1.8%	2.5%

Net realized gains/(losses):
Funds held for clients	$0.3	$11.7	$4.1
Corporate investments	(0.1)	7.4	13.7

Total	$0.2	$19.1	$17.8

As of May 31,	2005	2004	2003

Unrealized (losses)/gains on available-for-sale portfolio (in millions)	$(9.9)	$(4.2)	$45.0
Federal Funds rate	3.00%	1.00%	1.25%
Three-year “AAA” municipal securities yield	2.85%	2.50%	1.40%
Total available-for-sale securities (in millions)	$1,800.8	$1,927.8	$1,500.5
Average duration of available-for-sale securities portfolio (in years)(A)	2.1	2.1	2.3
Weighted-average yield-to-maturity of available-for-sale securities portfolio(A)	2.6%	2.3%	3.1%

(A)	These items exclude the impact of auction rate securities as they are tied to short-term interest rates.
      Revenues: Our total service revenues are comprised of revenues from the Payroll and Human Resource and Benefits services. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services through either our Core Payroll or Major Market Services. Human Resource and Benefits service revenues are earned primarily from retirement services, workers’ compensation insurance administration, section 125 plan administration, Paychex Administrative Services (“PAS”) and Professional Employer Organization (“PEO”) services, and time and attendance solutions.
      Our total service revenues growth year-over-year was 12% for fiscal 2005 and 19% for fiscal 2004. The year-over-year growth in Payroll service revenues in fiscal 2005 was due to increased utilization of our ancillary services, growth from within our current client base, and price increases. The increase in Payroll service revenues in fiscal 2004 compared with fiscal 2003 was attributable to these same factors as well as the acquisitions of Advantage and InterPay in fiscal 2003.
      As of May 31, 2005, 90% of all clients utilized our tax filing and payment services, compared with 89% at May 31, 2004, and 87% at May 31, 2003. We believe our client utilization percentage of the tax filing and payment services is near maturity. Our employee payment services were utilized by 65% of our clients at May 31, 2005, compared with 63% at May 31, 2004, and 60% at May 31, 2003. More than 95% of new clients purchase our tax filing and payment services and more than 75% of new clients purchase our employee payment services. Major Market Services revenues totaled $177.7 million, $139.7 million, and $101.7 million for fiscal years 2005, 2004, and 2003, respectively. This represents year-over-year revenue growth of 27% for fiscal 2005 and 37% for fiscal 2004. Approximately one-third of our new Major Market Services clients are conversions from our Core Payroll service.
      The increases in Human Resource and Benefits service revenues in fiscal 2005 and fiscal 2004 are primarily related to growth in the number of clients utilizing Retirement Services products, growth in client employees for PAS and PEO services, and the benefit of revenue from the April 2004 acquisition of Stromberg time and attendance solutions.
      Retirement Services revenues totaled $91.4 million, $78.4 million, and $66.4 million in fiscal 2005, 2004, and 2003, respectively. This represents year-over-year revenue growth of 17% and 18% for fiscal 2005 and fiscal 2004. We serviced over 33,000 and 29,000 Retirement Services clients at May 31, 2005 and 2004, respectively.
      PAS is a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, and risk management outsourcing designed to make it easier for businesses to manage their payroll and benefit costs. Our PEO service provides primarily the same services as PAS, but with Paychex acting as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the PAS and PEO products have been strong, with administrative fee revenues from these services increasing 39% and 34% for fiscal 2005 and 2004, respectively. Our PAS and PEO products serviced over 225,000 and 157,000 client employees as of May 31, 2005 and 2004, respectively.
      The increase in interest on funds held for clients in fiscal 2005 compared with fiscal 2004 is the result of higher average interest rates earned in fiscal 2005 and higher average portfolio balances, offset by lower net realized gains on the sales of available-for-sale securities. The increase in interest on funds held for clients in fiscal 2004 is the result of higher net realized gains on the sales of available-for-sale securities and higher average portfolio balances, offset by lower average interest rates earned in fiscal 2004. The higher average portfolio balances in both fiscal 2005 and fiscal 2004 were driven by organic client base growth and fiscal 2004 benefited from our acquisitions of Advantage and InterPay in fiscal 2003.
      Combined Operating and SG&A Expenses: The following table summarizes total combined operating and selling, general, and administrative (“SG&A”) expenses for the fiscal year ended May 31:

In millions	2005	Change	2004	Change	2003	Change

Compensation-related expenses	$571.4	12%	$510.2	17%	$435.7	16%
Facilities (excluding depreciation) expenses	44.1	-3%	45.3	7%	42.4	16%
Depreciation of property and equipment	46.2	18%	39.2	16%	33.9	26%
Amortization of intangible assets	15.8	-5%	16.6	75%	9.5	280%
Other expenses	233.8	9%	213.9	21%	176.6	18%

	911.3	10%	825.2	18%	698.1	18%

Expense charge to increase legal reserve	—	-100%	35.8	100%	—	—

Total operating and SG&A expenses	$911.3	6%	$861.0	23%	$698.1	18%

      Combined operating and selling, general, and administrative expenses increased 10% in fiscal 2005 and 18% in fiscal 2004, excluding the expense charge to increase legal reserve. These increases are primarily the result of our investments in personnel, information technology, and other costs to support organic growth, and additional expenses as a result of our April 2004 acquisition of Stromberg. Our acquisitions of Advantage and InterPay in fiscal 2003 contributed to the increases in expenses in fiscal 2004. At May 31, 2005, we had approximately 10,000 employees compared with approximately 9,400 at May 31, 2004, and 8,850 at May 31, 2003.

      Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. In addition to the impact from the 2003 acquisitions of businesses, depreciation expense in fiscal 2004 was higher due in part to the purchase of a 220,000-square-foot facility in Rochester, New York, and the placement into service of our $30.0 million consolidated data center, both of which occurred during the first half of fiscal 2003. Amortization of intangible assets is primarily related to client lists obtained from our fiscal 2003 acquisitions. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
      Operating Income: Operating income year-over-year growth was 23% for fiscal 2005 and 8% for fiscal 2004. The increases in operating income in fiscal 2005 and fiscal 2004 are attributable to the factors previously discussed. Operating income growth in fiscal 2005 was impacted by the $35.8 million expense charge for the reserve for pending legal matters in fiscal 2004, net incremental PEO revenue of $6.7 million in fiscal 2005 and $6.4 million in fiscal 2004, and $3.2 million of expense charges related to our captive insurance company in fiscal 2005. Operating income exclusive of interest on funds held for clients and these unusual items increased approximately 15% for fiscal 2005 and approximately 17% in fiscal 2004.
      Investment Income, Net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale investment securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The decrease in investment income in fiscal 2005 compared with fiscal 2004 is mainly due to lower net realized gains on the sales of available-for-sale securities and lower average interest rates earned in fiscal 2005 on longer-term investments, offset by an increase in average daily invested balances. The decrease in investment income in fiscal 2004 compared with fiscal 2003 is mainly due to a decrease in average daily invested balances, lower average interest rates earned, and lower net realized gains on the sales of available-for-sale investments. The decrease in average daily invested balances in fiscal 2004 is primarily the result of the sale of corporate investments to fund our Advantage and InterPay acquisitions in fiscal 2003.
      Income Taxes: Our effective income tax rate was 32.5% in fiscal 2005, compared with 32.6% in fiscal 2004, and 32.0% in fiscal 2003. The increase in our effective income tax rate in fiscal 2004 was primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios. See Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.
      Net Income: Net income year-over-year growth was 22% for fiscal 2005 and 3% for fiscal 2004. The increases in net income for fiscal 2005 and fiscal 2004 are attributable to the factors previously discussed.
Liquidity and Capital Resources
      At May 31, 2005, our principal source of liquidity was $707.6 million of cash and corporate investment balances. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital purchases, and current dividend payments for the foreseeable future.
Commitments and Contractual Obligations
      We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2006
Fleet National Bank, a Bank of America company	$250 million	February 2006
PNC Bank, National Association	$150 million	February 2006
Wells Fargo Bank, National Association	$150 million	February 2006
      Our Credit Facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between Paychex and each of the financial institutions (the “Lenders”), pursuant to which we have granted each of the Lenders a security interest in certain of our investment securities accounts.

The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.
      The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against our lines of credit during fiscal 2005 or at May 31, 2005.
      We had standby letters of credit outstanding totaling $53.1 million and $8.4 million at May 31, 2005 and 2004, respectively, required to secure commitments for certain of our insurance policies. These letters of credit at May 31, 2005, expire at various dates between December 2005 and July 2006. Included in the $53.1 million is a $44.2 million letter of credit arrangement entered into in fiscal 2005. The letters of credit are secured by securities held in our corporate investment portfolios, including the $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit during fiscal 2005 or at May 31, 2005.
      We have entered into various operating leases and purchase obligations that, under U.S. generally accepted accounting principles, are not reflected on the Consolidated Balance Sheets at May 31, 2005. The table below summarizes our estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other liabilities on the Consolidated Balance Sheets at May 31, 2005:

	Payments due by period

		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$130.5	$35.4	$56.1	$32.1	$6.9
Other purchase obligations(2)	63.9	36.8	17.2	7.1	2.8
Other liabilities(3)	2.5	0.9	0.7	0.9	—

Total	$196.9	$73.1	$74.0	$40.1	$9.7

(1)	Operating leases are primarily for office space and equipment used in our branch operations throughout the United States. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage and InterPay, which are included in the table above with other liabilities.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $13.7 million of commitments to purchase capital assets. Amounts actually paid under some of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other liabilities are reflected in the Consolidated Balance Sheets at May 31, 2005, with $0.9 million in other current liabilities and $1.6 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $32.3 million are excluded because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.
      Advantage has license agreements with fifteen independently owned associate offices, which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and tax filing services. In addition, Advantage has a relationship with NEBS whereby Advantage performs all client functions other than sales and marketing. Under these arrangements, Advantage pays the Associates and NEBS commissions based on processing activity for the related clients. Since the actual amounts of future payments is uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates and NEBS in fiscal 2005 and fiscal 2004 was $16.7 million and $14.4 million, respectively.

      In the normal course of business, we make representations and warranties that guarantee the performance of our services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services to Paychex and our subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.
      We currently self-insure the deductible portion of various insured exposures under certain of our employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities. Historically, the amounts accrued have not been material. We have insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
      As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting.
Operating Cash Flow Activities

	Year ended May 31,

In millions	2005	2004	2003

Net income	$368.8	$303.0	$293.5
Non-cash adjustments to net income	108.0	106.5	64.4
Cash (used in)/provided by changes in working capital and other assets and other liabilities	(8.9)	(19.6)	15.7

Net cash provided by operating activities	$467.9	$389.9	$373.6

      The increase in our operating cash flows in fiscal 2005 and fiscal 2004 reflects higher net income adjusted for non-cash items, impacted by cash from working capital. The increases in non-cash adjustments to net income are primarily related to higher depreciation and amortization on fixed and intangible assets. In fiscal 2004, non-cash adjustments to net income were also impacted by $35.8 million in expense charges to increase the reserve for pending legal matters. The fluctuations in our working capital between periods were primarily related to the timing of accounts receivable billing and collection, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	Year ended May 31,

In millions	2005	2004	2003

Net change in funds held for clients and corporate investment activities	$(152.2)	$(24.9)	$358.4
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(67.2)	(50.6)	(60.2)
Acquisitions of businesses, net of cash acquired	(0.4)	(13.2)	(492.6)
Purchases of other assets	(2.7)	(2.4)	(3.9)

Net cash used in investing activities	$(222.5)	$(91.1)	$(198.3)

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
      The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment services and to employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. During fiscal 2003, corporate investments were sold to fund the acquisitions of Advantage and InterPay. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section included in Item 7A of this Form 10-K.
      Acquisitions of businesses, net of cash acquired: In fiscal 2005, we paid $0.4 million related to the acquisition of Stromberg. In fiscal 2004, we paid approximately $12.6 million in cash for the acquisition of Stromberg and $0.6 million of additional purchase price related to the InterPay acquisition. In fiscal 2003, we paid $314.4 million in cash for the acquisition of Advantage and $181.7 million in cash for the acquisition of InterPay.
      Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. In fiscal 2005, we made purchases of property and equipment of $70.7 million, compared with $50.6 million of purchases in fiscal 2004, and $60.2 million in fiscal 2003. In May 2005, we purchased a 127,000-square-foot facility in Rochester, New York for $10.5 million. The capital expenditures in fiscal 2003 include the purchase of a 220,000-square-foot facility in Rochester, New York. In the second quarter of fiscal 2003, we placed into service a consolidated data center to enhance data processing and disaster recovery capabilities. Purchases for the data center of data processing equipment, software, and building improvements in fiscal 2003 were approximately $12.2 million. Construction in progress totaled $29.5 million and $10.9 million at May 31, 2005 and 2004, respectively. A significant portion of these costs represents software being developed for internal use.
      During fiscal 2005, fiscal 2004, and fiscal 2003, we purchased approximately $2.5 million, $1.2 million, and $2.6 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of our Board of Directors.
Financing Cash Flow Activities

	Year ended May 31,

In millions, except per share amounts	2005	2004	2003

Dividends paid	$(193.0)	$(177.4)	$(165.5)
Proceeds from exercise of stock options	9.0	18.3	8.2

Net cash used in financing activities	$(184.0)	$(159.1)	$(157.3)

Cash dividends per common share	$0.51	$0.47	$0.44

      Dividends paid: In October 2004, our Board of Directors approved an 8.3% increase in the quarterly dividend payment to $0.13 per share from $0.12 per share. In October 2003, our Board of Directors approved a 9.1% increase in the quarterly dividend payment to $0.12 per share from $0.11 per share. The dividends paid as a percentage of net income totaled 52%, 59%, and 56% in fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board of Directors.
      Proceeds from exercise of stock options: The decrease in proceeds from the exercise of stock options in fiscal 2005 compared with fiscal 2004 is primarily due to a decrease in the number of shares exercised. The increase in proceeds from the exercise of stock options in fiscal 2004 compared with fiscal 2003 is primarily due to an increase in both the average exercise price per share and the number of shares exercised. Shares exercised in fiscal 2005 were 0.7 million compared with 1.3 million shares in fiscal 2004 and 0.8 million shares in fiscal 2003. We have recognized a tax benefit from the exercise of stock options of $4.5 million, $10.2 million, and $5.5 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes. See Note G to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock option plans.
Other
      New accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values. The pro forma disclosure of the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation under SFAS No. 123 is contained in Note A to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, under the heading “Stock-based compensation costs.” However, the calculation of compensation costs for share-based payment transactions in accordance with SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123. We are currently evaluating the new standard and the models that may be used to calculate the expense for future share-based payment transactions. The effective date of SFAS No. 123R was delayed until fiscal years beginning after June 15, 2005. We anticipate adopting this standard for our fiscal year beginning June 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The statement defines a non-monetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. We will adopt this statement as required, and we do not believe the adoption will have a material effect on our results of operations or financial position.
      In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5 “Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 provides guidance for a reporting enterprise that holds an implicit variable interest in a variable interest entity (“VIE”) and is also a related party to other variable interest holders. This guidance requires that if the aggregate variable interests held by the reporting enterprise and its related parties would, if held by a single party, identify that party as the primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 3, 2005 with early application permitted for periods for which financial statements have not been issued. We do not believe that implementation of this FSP will have a material effect on our results of operations or financial position.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this statement as required, and we do not believe the adoption will have a material effect on our results of operations or financial position.

Critical Accounting Policies
      Note A to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.
      Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Our service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned on delivery service for the distribution of certain client payroll checks and reports is included in service revenues, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income.
      PEO revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $2,230.8 million, $1,846.1 million, and $1,460.7 million for fiscal 2005, 2004, and 2003, respectively.
      Revenues from certain time and attendance solutions are recognized using the residual method when all of the following are present: persuasive evidence of an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by our clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.
      Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax filing and payment services and for employee payment services, and invested until remittance to the applicable tax agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
      PEO workers’ compensation insurance: Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by us. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, we utilize an independent actuary. We do not discount our reserves for workers’ compensation insurance claims.
      Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including social and economic trends, changes in legal liability law and damage awards, all of which could materially impact the reserves as reported in the financial statements. Accordingly, final claim settlements may vary from our present estimates, particularly when those payments may not occur until well into the future.

      We regularly review the adequacy of our estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
      In fiscal 2004, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. In fiscal 2005, the policy was no longer pre-funded and claims were paid as incurred. Our maximum individual claims liability was $500,000 under each of the fiscal 2004 and 2005 policies.
      We had recorded the following amounts on our Consolidated Balance Sheets for workers’ compensation claims as of May 31:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

2005	$3,702	$7,164	$13,963
2004	$4,990	$1,800	$—
      Valuation of investments: Our investments in debt securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On our Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.
      We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to mitigate this risk by investing primarily in high-credit-quality securities. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
      Goodwill and intangible assets: For business combinations, we assign estimated fair values to all assets and liabilities acquired, including intangible assets such as customer lists, certain license agreements, trade names, and non-compete agreements. The assignment of fair values to acquired assets and liabilities and the determination of useful lives for depreciable and amortizable assets requires significant estimates, judgments, and assumptions. For certain fixed assets, including software, and intangible assets, we utilize the assistance of independent valuation consultants. The remaining purchase price of the acquired business not assigned to identifiable assets and liabilities is recorded as goodwill.
      We have $406.0 million of goodwill recorded on our Consolidated Balance Sheet at May 31, 2005, resulting from acquisitions in fiscal 2003 and fiscal 2004. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and at interim periods if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. We perform our annual review at the beginning of the fourth fiscal quarter. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. Based on the results of our goodwill impairment review, no impairment charge was recognized in fiscal 2005 or fiscal 2004. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

      We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
      Accrual for client fund losses: We maintain an accrual for estimated losses associated with our clients’ inability to meet their payroll obligations. As part of providing payroll, tax filing and payment services, and employee payment services, we are authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. We evaluate certain uncollected amounts on a specific basis and analyze historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.
      Contingent liabilities: We are subject to various claims and legal matters. During the third and fourth quarters of fiscal 2004, we recorded $9.2 million and $26.6 million, respectively, in expense charges to increase the reserve for pending legal matters. At May 31, 2005, approximately $25.3 million of our reserve for pending legal matters remains. Based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated, we deem this amount adequate. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in our strategies or assumptions related to any particular matter. In light of the legal reserve recorded, we currently believe that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and our results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters refer to Note L in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.
      Income taxes: We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We account for the tax benefit from the exercise of non-qualified stock options by reducing our accrued income tax liability and increasing additional paid-in capital.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
      Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities, and corporate investments are primarily comprised of available-for-sale debt securities. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale investments. We generally direct investments towards high-credit-quality, fixed-rate municipal and government securities and manage the available-for-sale portfolio to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage interest rate risk.
      Our investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates. The Federal Funds rate has increased to 3.00% as of May 31, 2005. In the fiscal year ended May 31, 2005, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.2% compared with 1.8% for the same period last year. Short-term interest rates rose steadily throughout fiscal 2005, but longer-term rates, on average, were basically unchanged from the end of fiscal 2004. While short-term and long-term interest rates generally move in the same direction, there are certain economic and liquidity conditions that will affect this relationship. When interest rates begin to rise, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below. The Federal Funds rate decreased from 6.50% at the end of fiscal 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment experienced through fiscal 2004 negatively affected net income growth. During most of fiscal 2004 and 2003, the decreasing rate environment generated significant unrealized gains for our longer-term available-for-sale portfolio. During fiscal 2004 and fiscal 2003, we mitigated some of the impact of lower interest rates on earnings by realizing gains from the sales of our investments.
      Increases in interest rates increase earnings from our short-term investments, which totaled approximately $1.4 billion at May 31, 2005, and over time will increase earnings from our longer-term available-for-sale investments, which totaled approximately $1.8 billion at May 31, 2005. Earnings from the available-for-sale-investments, which currently have an average duration of 2.1 years, excluding the impact of auction rate securities tied to short-term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing rate environment will generally result in a decrease in the fair value of our investment portfolio.
      The cost and fair value of available-for-sale securities at May 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2005

In thousands	Cost	Fair value

Maturity date:
Due in one year or less	$546,213	$545,525
Due after one year through three years	807,495	800,849
Due after three years through five years	290,188	287,867
Due after five years	166,716	166,517

Total available-for-sale securities	$1,810,612	$1,800,758

      The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2005	2004	2003

Federal Funds rate — beginning of fiscal year	1.00%	1.25%	1.75%
Rate increase/(decrease):
First quarter	0.50	(0.25)	—
Second quarter	0.50	—	(0.50)
Third quarter	0.50	—	—
Fourth quarter	0.50	—	—

Federal Funds rate — end of fiscal year	3.00%	1.00%	1.25%

Three-year “AAA” municipal securities yields — end of fiscal year	2.85%	2.50%	1.40%

      On June 30, 2005, the Federal Funds rate was increased to 3.25%.
      Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short-term and available-for-sale investments, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
      The total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.8 billion in fiscal 2006. Our normal and anticipated allocation is approximately 60% invested in short-term securities with an average duration of thirty days and 40% invested in available-for-sale municipal securities with an average duration of two and one-half to three years. We estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at the beginning of fiscal 2006 would be in the range of $3.7 million to $4.2 million for fiscal 2006.

      The combined funds held for clients and corporate available-for-sale investment portfolios reflected a net unrealized loss of $9.9 million at May 31, 2005, compared with a net unrealized loss of $4.2 million at May 31, 2004, and a net unrealized gain of $45.0 million at May 31, 2003. During fiscal 2005, the net unrealized gain or loss position ranged from a net unrealized loss of $14.4 million to a net unrealized gain of $10.6 million. During fiscal 2004, the net unrealized gain or loss position ranged from approximately $7.6 million net unrealized loss to $49.6 million net unrealized gain. The net unrealized loss position of our investment portfolios was approximately $10.9 million at July 19, 2005. See Note D of the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for additional disclosures about our investment portfolios.
      As of May 31, 2005 and May 31, 2004, we had $1.8 billion and $1.9 billion, respectively, invested in available-for-sale securities at fair value, with weighted-average yields to maturity of 2.6% and 2.3%, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of securities at May 31, 2005, would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity and with no related or immediate impact on the results of operations.
      Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, and by limiting amounts that can be invested in any single instrument. At May 31, 2005, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with over 98% of available-for-sale securities holding an AA rating or better.

Item 8.	Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT ON EFFECTIVENESS OF
INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Paychex, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The Audit Committee of our Company’s Board of Directors meets with the independent public accountants, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants and the chief internal auditor without management present to ensure that the independent public accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2005 Annual Meeting of Stockholders.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2005.
      The Company’s independent public accountants, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Paychex, Inc., management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent public accountants are contained in this Annual Report on Form 10-K.

/s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer

/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief Financial Officer,
and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.
      We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Paychex, Inc.’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
July 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.
      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Paychex, Inc. (the Company) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Paychex, Inc. maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005, and our report dated July 8, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
July 8, 2005

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2005	2004	2003

Revenues:
Service revenues	$1,384,674	$1,240,093	$1,046,029
Interest on funds held for clients	60,469	54,254	53,050

Total revenues	1,445,143	1,294,347	1,099,079
Expenses:
Operating expenses	329,507	303,465	258,862
Selling, general, and administrative expenses	581,861	557,567	439,176

Total expenses	911,368	861,032	698,038

Operating income	533,775	433,315	401,041
Investment income, net	12,391	16,469	30,503

Income before income taxes	546,166	449,784	431,544
Income taxes	177,317	146,834	138,092

Net income	$368,849	$302,950	$293,452

Basic earnings per share	$0.97	$0.80	$0.78

Diluted earnings per share	$0.97	$0.80	$0.78

Weighted-average common shares outstanding	378,337	377,371	376,263

Weighted-average common shares outstanding, assuming dilution	379,763	379,524	378,083

Cash dividends per common share	$0.51	$0.47	$0.44

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

At May 31,	2005	2004

Assets
Cash and cash equivalents	$280,944	$219,492
Corporate investments	426,666	304,348
Interest receivable	31,108	22,564
Accounts receivable, net of allowance for doubtful accounts	161,849	135,764
Deferred income taxes	21,374	25,646
Prepaid income taxes	5,781	1,962
Prepaid expenses and other current assets	20,587	16,938

Current assets before funds held for clients	948,309	726,714
Funds held for clients	2,740,761	2,553,733

Total current assets	3,689,070	3,280,447
Property and equipment, net of accumulated depreciation	205,319	171,346
Intangible assets, net of accumulated amortization	71,458	84,551
Goodwill	405,992	405,652
Other long-term assets	7,277	8,207

Total assets	$4,379,116	$3,950,203

Liabilities
Accounts payable	$30,385	$22,589
Accrued compensation and related items	106,635	87,344
Deferred revenue	4,271	3,650
Legal reserve	25,271	35,047
Other current liabilities	28,391	18,049

Current liabilities before client fund deposits	194,953	166,679
Client fund deposits	2,746,871	2,555,224

Total current liabilities	2,941,824	2,721,903
Deferred income taxes	17,759	14,396
Other long-term liabilities	33,858	13,931

Total liabilities	2,993,441	2,750,230

Commitments and contingencies — Note L

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 378,629 shares at May 31, 2005, and 377,968 shares at May 31, 2004, respectively	3,786	3,780
Additional paid-in capital	240,700	227,164
Retained earnings	1,147,611	971,738
Accumulated other comprehensive loss	(6,422)	(2,709)

Total stockholders’ equity	1,385,675	1,199,973

Total liabilities and stockholders’ equity	$4,379,116	$3,950,203

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance at May 31, 2002	375,859	$3,759	$185,006	$718,192	$17,024	$923,981
Net income				293,452		293,452
Unrealized gains on securities, net of tax					11,671	11,671

Total comprehensive income						305,123
Cash dividends declared				(165,448)		(165,448)
Exercise of stock options	839	8	8,162			8,170
Tax benefit from exercise of stock options			5,545			5,545

Balance at May 31, 2003	376,698	3,767	198,713	846,196	28,695	1,077,371

Net income				302,950		302,950
Unrealized losses on securities, net of tax					(31,404)	(31,404)

Total comprehensive income						271,546
Cash dividends declared				(177,408)		(177,408)
Exercise of stock options	1,270	13	18,257			18,270
Tax benefit from exercise of stock options			10,194			10,194

Balance at May 31, 2004	377,968	3,780	227,164	971,738	(2,709)	1,199,973

Net income				368,849		368,849
Unrealized losses on securities, net of tax					(3,713)	(3,713)

Total comprehensive income						365,136
Cash dividends declared				(192,976)		(192,976)
Exercise of stock options	661	6	9,020			9,026
Tax benefit from exercise of stock options			4,516			4,516

Balance at May 31, 2005	378,629	$3,786	$240,700	$1,147,611	$(6,422)	$1,385,675

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2005	2004	2003

Operating activities
Net income	$368,849	$302,950	$293,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	62,004	55,837	43,378
Amortization of premiums and discounts on available-for-sale securities	29,851	26,954	21,177
Provision/(benefit) for deferred income taxes	9,590	(8,004)	9,663
Tax benefit related to exercise of stock options	4,516	10,194	5,545
Provision for allowance for doubtful accounts	2,179	2,941	1,699
Provision for legal reserves	—	35,800	—
Other non-cash adjustments	—	1,947	810
Net realized gains on sales of available-for-sale securities	(223)	(19,133)	(17,833)
Changes in operating assets and liabilities:
Interest receivable	(8,544)	223	4,457
Accounts receivable	(28,264)	(19,622)	(3,102)
Prepaid expenses and other current assets	(3,620)	(5,288)	(151)
Accounts payable and other current liabilities	20,371	9,798	8,320
Net change in other assets and liabilities	11,148	(4,720)	6,145

Net cash provided by operating activities	467,857	389,877	373,560

Investing activities
Purchases of available-for-sale securities	(2,795,024)	(6,998,753)	(5,788,591)
Proceeds from sales and maturities of available-for-sale securities	2,886,796	6,514,492	5,936,983
Net change in funds held for clients’ money market securities and other cash equivalents	(435,508)	369,432	10,688
Net change in client fund deposits	191,647	89,874	199,275
Purchases of property and equipment	(70,686)	(50,562)	(60,212)
Proceeds from sale of property and equipment	3,506	7	17
Acquisition of businesses, net of cash acquired	(444)	(13,213)	(492,594)
Purchases of other assets	(2,742)	(2,395)	(3,874)

Net cash used in investing activities	(222,455)	(91,118)	(198,308)

Financing activities
Dividends paid	(192,976)	(177,408)	(165,448)
Proceeds from exercise of stock options	9,026	18,270	8,170

Net cash used in financing activities	(183,950)	(159,138)	(157,278)

Increase in cash and cash equivalents	61,452	139,621	17,974
Cash and cash equivalents, beginning of fiscal year	219,492	79,871	61,897

Cash and cash equivalents, end of fiscal year	$280,944	$219,492	$79,871

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Description of Business and Significant Accounting Policies
      Description of Business: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a leading national provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States. The Company also has a subsidiary in Germany, which opened its office in the fourth quarter of fiscal 2004. The Company, a Delaware corporation, reports one segment based upon the provision of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
      Total revenues are comprised of service revenues and interest on funds held for clients. Service revenues are comprised of the Payroll and Human Resource and Benefits product and service lines. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services. Employee payment services include the direct deposit, Readychex®, and Access Card product lines.
      Payroll processing services include the preparation of payroll checks; internal accounting records; federal, state, and local payroll tax returns; and collection and remittance of payroll obligations for small- to medium-sized businesses.
      In connection with the automated tax filing and payment services, the Company collects payroll taxes electronically from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the appropriate taxing authorities on their due dates. These collections from clients are typically paid between one and thirty days after receipt, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax authorities for late filings and late- or under-payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, Access Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account. For the first three methods, net payroll is collected electronically from the client’s bank account typically one day before the payroll date and provides payment to the employee on payday. In connection with both the tax filing and payment and employee payment services, authorized electronic money transfers from client bank accounts are subject to potential risk of loss resulting from insufficient funds to cover such transfers.
      In addition to service fees paid by clients, the Company earns interest on funds held for clients that are collected before due dates and invested until remittance to the applicable tax authorities or client employees. The funds held for clients and related client deposit liability are included in the Consolidated Balance Sheets as current assets and current liabilities. The amount of funds held for clients and related client deposit liability varies significantly during the year.
      The Human Resource and Benefits product and service line provides small- to medium-sized businesses with retirement services, workers’ compensation insurance administration, section 125 plan administration, group benefits, and state unemployment insurance. The Company’s Paychex Administrative Services (“PAS”) product provides a combined package of payroll, employer compliance, employee benefits administration, and risk management outsourcing services designed to make it easier for businesses to manage their payroll and related benefits costs. The Company also operates a Professional Employer Organization (“PEO”), which provides primarily the same package of services as the PAS product, but with Paychex acting as a co-employer of the client’s employees. The Company makes available time and attendance solutions to larger companies, and offers solutions to small- to medium-sized businesses through Time In A Box®.
      Principles of consolidation: The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less when purchased. Amounts reported in the Consolidated Balance Sheets approximate fair value.
      Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $2.5 million and $3.3 million at May 31, 2005 and 2004, respectively. Amounts reported in the Consolidated Balance Sheets approximate fair values. No single client has a material impact on total accounts receivable, service revenues, or results of operations.
      Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of debt securities classified as available for sale and are recorded at fair value obtained from an independent pricing service. Funds held for clients also include cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net.
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
      Property and equipment, net of accumulated depreciation: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to thirty-five years for buildings and improvements, two to seven years for data processing equipment, three to five years for software, seven years for furniture and fixtures, and two to ten years for leasehold improvements. Normal and recurring repair and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
      Software development and enhancements: Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets, which are generally three to five years. For software developed for internal use, all external direct costs for materials and services and certain payroll and related fringe benefit costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”
      Goodwill and other intangible assets, net of accumulated amortization: The Company has recorded goodwill in connection with the acquisitions of businesses during fiscal 2003 and fiscal 2004, which are discussed in Note B of the Notes to Consolidated Financial Statements. Under the provisions of SFAS No. 142, goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous, and as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing at the beginning of

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fourth fiscal quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2005 or fiscal 2004.
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
      Other long-term assets: Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities as defined by FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in the Company’s results of operations and financial position. The investments in these partnerships are accounted for under the equity method, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $5.2 million at May 31, 2005, and $6.1 million at May 31, 2004.
      Revenue recognition: Service revenues are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenues are largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenues, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income.
      PEO revenues are included in service revenues and are reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2,230.8 million, $1,846.1 million, and $1,460.7 million for fiscal 2005, 2004, and 2003, respectively.
      Revenues from certain time and attendance solutions are recognized using the residual method when all of the following are present: persuasive evidence of an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by the Company’s clients in conjunction with their purchase of the time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.
      Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax filing and payment services and for employee payment services, and invested until remittance to the applicable tax agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenues on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
      Advantage Payroll Services, Inc. (“Advantage”) has license agreements with fifteen independently owned associate offices (“Associates”) which the Company became a party to upon the acquisition of Advantage in September 2002. The Associates are responsible for selling and marketing Advantage services and performing certain operational functions. Paychex and Advantage provide all centralized back-office

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payroll processing and tax filing services for the Associates, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with Associate customers. The marketing and selling by the Associates is conducted under their respective logos. Commissions earned by the Associates are based on the processing activity for the related clients. Revenue generated from customers as a result of these relationships and commissions paid to Associates are included in the Consolidated Statements of Income as service revenues and selling, general, and administrative expense, respectively.
      PEO workers’ compensation insurance: Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by the Company. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, the Company utilizes an independent actuary. The Company does not discount its reserves for workers’ compensation insurance claims.
      Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including social and economic trends, changes in legal liability law and damage awards, all of which could materially impact the reserves as reported in the financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
      The Company regularly reviews the adequacy of its estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
      In fiscal 2004, workers’ compensation insurance for PEO worksite employees was provided under a pre-funded, deductible workers’ compensation policy with a national insurance company. In fiscal 2005, the policy was no longer pre-funded and claims were paid as incurred. The Company’s maximum individual claims liability was $500,000 under each of the fiscal 2004 and 2005 policies.
      The Company had recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of May 31:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

2005	$3,702	$7,164	$13,963
2004	$4,990	$1,800	$—
      Other insurance: The Company’s captive insurance company provides insurance coverage to Paychex in addition to primary insurance policies purchased by Paychex. This coverage provided includes gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions.
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
      Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.
      The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	Year ended May 31,

In thousands, except per share amounts	2005	2004	2003

Net income, as reported	$368,849	$302,950	$293,452
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	15,525	9,703	10,410

Pro forma net income	$353,324	$293,247	$283,042

Earnings per share:
Basic — as reported	$0.97	$0.80	$0.78
Basic — pro forma	$0.93	$0.78	$0.75
Diluted — as reported	$0.97	$0.80	$0.78
Diluted — pro forma	$0.93	$0.77	$0.75
      For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted for the years ended May 31, 2005, 2004, and 2003 was $9.02, $9.61, and $8.66 per share, respectively. The fair value of these stock options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended May 31,

	2005	2004	2003

Risk-free interest rate	3.6%	2.8%	3.6%
Dividend yield	1.6%	1.4%	1.6%
Volatility factor	.31	.33	.35
Expected option term life in years	5.0	4.7	4.9
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
      New accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement will require that all share-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values. The pro forma disclosure of the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation under SFAS No. 123 is contained in this Note A to the Consolidated Financial Statements under the heading “Stock-based compensation

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
costs.” However, the calculation of compensation costs for share-based payment transactions in accordance with SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123. The Company is currently evaluating the new standard and the models that may be used to calculate the expense for future share-based payment transactions. The effective date of this Statement was delayed until fiscal years beginning after June 15, 2005. The Company anticipates adopting this standard for its fiscal year beginning June 1, 2006.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” which eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The statement defines a non-monetary exchange with commercial substance as one in which the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on its results of operations or financial position.
      In March 2005, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-5 “Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FSP FIN 46(R)-5 provides guidance for a reporting enterprise that holds an implicit variable interest in a variable interest entity (“VIE”) and is also a related party to other variable interest holders. This guidance requires that if the aggregate variable interests held by the reporting enterprise and its related parties would, if held by a single party, identify that party as the primary beneficiary, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The effective date of FSP FIN 46(R)-5 is the first reporting period beginning after March 3, 2005 with early application permitted for periods for which financial statements have not been issued. The Company does not believe that implementation of this FSP will have a material effect on its results of operations or financial position.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on its results of operations or financial position.
      Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on reported consolidated earnings, and include the reclassification of auction rate securities to available-for-sale from cash equivalents, within the funds held for clients on the Consolidated Balance Sheets.
      Auction rate securities are variable rate and tied to short-term interest rates with maturities in excess of 90 days. Interest rates on these securities reset through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35 or 49 days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these instruments as cash equivalents within the funds held for clients if the period between interest rate resets was 90 days or less.
      Based upon the Company’s re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction rate securities, previously classified as cash equivalents, to available-for-

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale securities within the funds held for clients for each of the periods presented in the accompanying Consolidated Balance Sheets. In addition, “Purchases of available-for-sale securities”, “Proceeds from sales and maturities of available-for-sale securities”, and “Net change in funds held for clients’ money market securities and other cash equivalents”, included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.
Note B — Business Combinations
      Fiscal 2003 acquisitions: In fiscal 2003, Paychex acquired two comprehensive payroll processors that serviced small- to medium-sized businesses throughout the United States. On September 20, 2002, the Company acquired Advantage for $314.4 million in cash including the redemption of preferred stock and the repayment of outstanding debt of Advantage. On April 1, 2003, Paychex acquired InterPay, Inc. (“InterPay”), a wholly owned subsidiary of FleetBoston Financial Corporation (“Fleet®”), for $182.3 million in cash.
      Purchase price allocations: The cost to acquire Advantage and InterPay has been allocated to the assets acquired and liabilities assumed according to estimated fair values at the respective dates of the acquisition. During fiscal year 2004, the Company recorded adjustments to the estimated fair values and for additional purchase price required, which increased goodwill by $0.4 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for each of the acquired entities.

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

      As a result of these acquisitions, the Company has recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force (“EITF”) 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the acquisitions included reserves of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the fiscal year ended May 31, 2005 for these reserves is summarized as follows:

			Other
	Balance at	Utilization	reserve	Balance at
In thousands	May 31, 2004	of reserve	adjustments	May 31, 2005

Severance costs	$2,398	$1,962	$(182)	$618
Redundant lease costs	$4,565	$1,390	$685	$2,490
      The severance payments for these acquisitions were substantially complete by the end of fiscal 2005. The majority of redundant lease payments are expected to be complete in the fiscal year ended May 31, 2007, with the remaining payments extending until 2015. Payments of $1.6 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at May 31, 2005.
      The amount of goodwill allocated to the Advantage purchase price was $241.8 million, which is not deductible for tax purposes. The amount of goodwill allocated to the InterPay purchase price was

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$152.2 million, nearly all of which is expected to be deductible for tax purposes as an acquisition under the section 338(h)(10) tax election.
      Pro forma financial information: The following table sets forth the unaudited pro forma results of operations of the Company for the year ended May 31, 2003. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Advantage and InterPay acquisitions had occurred at the beginning of the annual period presented. The pro forma information contains the actual combined operating results of Paychex, Advantage, and InterPay, with the results prior to the acquisition date adjusted to include the pro forma impact of: the amortization of acquired intangible assets, the elimination of Advantage’s interest expense and preferred stock dividends, and lower interest income as a result of the sale of available-for-sale securities to fund the two acquisitions. The Company realized a total of $10.5 million of gains related to the sale of corporate investments to fund the acquisitions. These gains are included in the pro forma period presented as if they occurred at the beginning of that period. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisitions occurred as of the beginning of each of the periods presented or that may be obtained in the future.

Year ended May 31,

Pro forma, unaudited, in thousands, except per share amounts	2003

Total revenues	$1,166,065
Net income	$284,666
Diluted earnings per share	$0.75
      Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance solutions. Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance solutions for medium- to large-sized businesses, for approximately $13.6 million. The Company paid $12.6 million at the date of acquisition and paid an additional $0.4 million in the fourth quarter of fiscal 2005. The balance of $0.6 million is subject to adjustment, and payment will not be determined until after May 31, 2005. Paychex had purchased Stromberg’s Time In A Box® product, a time and attendance solution for small- to medium-sized businesses, in October 2003. The purchase price was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

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

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Basic and Diluted Earnings Per Share
      Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,

In thousands, except per share amounts	2005	2004	2003

Basic earnings per share:
Net income	$368,849	$302,950	$293,452
Weighted-average common shares outstanding	378,337	377,371	376,263

Basic earnings per share	$0.97	$0.80	$0.78

Diluted earnings per share:
Net income	$368,849	$302,950	$293,452
Weighted-average common shares outstanding	378,337	377,371	376,263
Effect of dilutive stock options at average market price	1,426	2,153	1,820

Weighted-average common shares outstanding, assuming dilution	379,763	379,524	378,083

Diluted earnings per share	$0.97	$0.80	$0.78

Weighted-average anti-dilutive stock options	4,918	1,907	3,464

      Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.
Note D — Funds Held for Clients and Corporate Investments
      Funds held for clients and corporate investments at May 31, 2005 and 2004 are as follows:

	2005		2004

In thousands	Cost	Fair value	Cost	Fair value

Type of issue:
Money market securities and other cash equivalents	$1,361,268	$1,361,268	$925,759	$925,759
Available-for-sale securities:
General obligation municipal bonds	730,571	725,026	739,855	736,582
Pre-refunded municipal bonds	196,321	195,821	162,529	163,111
Revenue municipal bonds	414,358	411,249	397,448	396,165
Auction rate securities	293,550	293,550	569,166	569,166
Other debt securities	175,792	175,044	62,995	62,739
Other equity securities	20	68	20	63

Total available-for-sale securities	1,810,612	1,800,758	1,932,013	1,927,826
Other	5,169	5,401	4,390	4,496

Total funds held for clients and corporate investments	$3,177,049	$3,167,427	$2,862,162	$2,858,081

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,746,871	$2,740,761	$2,555,224	$2,553,733
Corporate investments	430,178	426,666	306,938	304,348

Total funds held for clients and corporate investments	$3,177,049	$3,167,427	$2,862,162	$2,858,081

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is exposed to credit risk from the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At May 31, 2005, all short-term securities classified as cash equivalents and all available-for-sale securities held at least an A-1 or equivalent rating, with over 98% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage interest rate risk.
      Unrealized gains and losses of the Company’s available-for-sale securities are as follows as of May 31,:

	Gross unrealized	Gross unrealized	Unrealized
In thousands	gains	losses	losses, net

2005	$2,868	$(12,722)	$(9,854)

2004	$6,928	$(11,115)	$(4,187)

      The change in the net unrealized loss position of the Company’s available-for-sale portfolio from May 31, 2004 to May 31, 2005 resulted from increases in long-term market interest rates. The gross unrealized losses at May 31, 2005 were comprised of 327 available-for-sale securities, which had a total fair value of $1,211.5 million. The gross unrealized losses at May 31, 2004 were comprised of 257 available-for-sale securities with a total fair value of $876.0 million. The securities in an unrealized loss position were in a loss position as follows as of May 31,:

	Less than 12 months		More than 12 months

	Gross unrealized		Gross unrealized
In thousands	loss	Fair value	loss	Fair value

2005	$(6,474)	$818,782	$(6,248)	$392,748

2004	$(11,115)	$876,000	$—	$—

      The Company reviews its investment portfolios on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At May 31, 2005, the Company believed that the investments it held were not other-than-temporarily impaired. While certain available-for-sale debt securities had fair values that were below cost, the Company believed that it was probable that the principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. At May 31, 2005 and May 31, 2004, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
      Realized gains and losses are as follows:

	Year ended May 31,

In thousands	2005	2004	2003

Gross realized gains	$1,114	$19,808	$18,313
Gross realized losses	(891)	(675)	(480)

Net realized gains	$223	$19,133	$17,833

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The cost and fair value of available-for-sale securities at May 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2005

In thousands	Cost	Fair value

Maturity date:
Due in one year or less	$546,213	$545,525
Due after one year through three years	807,495	800,849
Due after three years through five years	290,188	287,867
Due after five years	166,716	166,517

Total available-for-sale securities	$1,810,612	$1,800,758

Note E — Property and Equipment, Net of Accumulated Depreciation
      The components of property and equipment, at cost, consisted of the following:

	May 31,

In thousands	2005	2004

Land and improvements	$3,402	$4,250
Buildings and improvements	66,019	70,987
Data processing equipment	116,465	117,419
Software	58,463	57,190
Furniture, fixtures, and equipment	98,312	99,721
Leasehold improvements	35,958	19,816
Construction in progress	29,470	10,871

Total property and equipment, gross	408,089	380,254
Less: Accumulated depreciation and amortization	202,770	208,908

Property and equipment, net of accumulated depreciation	$205,319	$171,346

      Depreciation expense was $46.2 million, $39.2 million, and $33.9 million for fiscal years 2005, 2004, and 2003, respectively. Construction in progress at May 31, 2005 and May 31, 2004, primarily represents costs for software being developed for internal use.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note F — Intangible Assets, Net of Accumulated Amortization
      The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	May 31,

In thousands	2005	2004

Client lists	$106,499	$103,758
Associate offices license agreements	12,250	12,250
Other intangible assets	4,166	4,215

Total intangible assets, gross	122,915	120,223
Less: Accumulated amortization	51,457	35,672

Intangible assets, net of accumulated amortization	$71,458	$84,551

      The intangible assets are amortized over periods generally ranging from five to twelve years using either accelerated or straight-line methods. Amortization expense for intangible assets was $15.8 million, $16.6 million, and $9.5 million for fiscal years 2005, 2004, and 2003, respectively.
      The estimated amortization expense for the next five fiscal years relating to intangible asset balances as of May 31, 2005, is as follows:

In thousands
Fiscal year ended May 31,	Estimated amortization expense

2006	$14,409
2007	$12,613
2008	$10,990
2009	$9,365
2010	$7,853
Note G — Stock Option Plans
      The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) became effective on October 17, 2002 upon its approval by the Company’s stockholders. The 2002 Plan authorizes the granting of options to purchase up to 9.1 million shares of the Company’s common stock, of which 1.6 million shares were authorized by the stockholders for the Paychex, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), but were not optioned under the 1998 Plan, and 7.5 million shares that were newly authorized for options. At May 31, 2005, there were 3.9 million shares available for future grants under the 2002 Plan.
      No future grants will be made pursuant to the 1998 Plan or the 1995 Stock Incentive Plan, which expired in August 1998 and 1995, respectively. However, options to purchase an aggregate of 6.2 million shares under these two plans remain outstanding at May 31, 2005.
      The exercise price for the shares subject to options of the Company’s common stock is equal to the fair market value on the date of the grant. All stock option grants have a contractual life of ten years from the date of the grant. Non-qualified stock option grants vest at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has granted stock options to employees in the following broad-based incentive stock option grants:

			Shares outstanding
Date of broad-based grant	Shares granted	Exercise price	at May 31, 2005	Vesting schedule

November 1996	3,157,000	$11.53	407,000	50% on May 3, 1999, 50% on May 1, 2001
July 1999	1,381,000	$21.46	454,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	779,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	1,361,000	25% each April in 2005 through 2008
      Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria.
      The following table summarizes stock option activity for the three years ended May 31, 2005:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2002	8,700	$22.16
Granted	1,452	$28.04
Exercised	(839)	$9.74
Cancelled	(442)	$33.00

Outstanding at May 31, 2003	8,871	$23.77
Granted	3,429	$34.29
Exercised	(1,270)	$14.38
Cancelled	(424)	$32.89

Outstanding at May 31, 2004	10,606	$27.93
Granted	2,729	$31.54
Exercised	(661)	$13.65
Cancelled	(745)	$34.19

Outstanding at May 31, 2005	11,929	$29.15

Exercisable at May 31, 2003	5,001	$17.07

Exercisable at May 31, 2004	5,000	$21.31

Exercisable at May 31, 2005	5,622	$25.50

      Stock options granted during the fiscal year ended May 31, 2005 include a grant of 650,000 options, at an exercise price of $30.68 per share, to the Company’s current President and Chief Executive Officer on October 1, 2004. 100,000 of these stock options were granted under the 2002 Plan and the remaining 550,000 were granted under a non-qualified stock option agreement.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding and exercisable at May 31, 2005:

	Options outstanding			Options exercisable

			Weighted-
		Weighted-	average		Weighted-
	Shares subject	average	remaining	Shares subject	average
Range of exercise prices	to options	exercise price	contractual	to options	exercise price
per share	(in thousands)	per share	life in years	(in thousands)	per share

$ 5.98 — $10.39	239	$6.29	0.5	239	$6.29
$10.40 — $20.63	1,658	$13.37	2.1	1,658	$13.37
$20.64 — $30.88	4,192	$27.11	6.9	1,572	$23.23
$30.89 — $41.13	5,335	$35.19	8.0	1,648	$36.71
$41.14 — $51.38	505	$44.87	5.0	505	$44.87

$ 5.98 — $51.38	11,929	$29.15	6.5	5,622	$25.50

Note H — Income Taxes
      The components of deferred tax assets and liabilities are as follows:

	May 31,

In thousands	2005	2004

Deferred tax assets:
Legal reserve	$8,973	$12,848
Captive loss reserve	1,826	—
Compensation and employee benefit liabilities	7,471	5,909
PEO workers’ compensation claims reserve	6,400	9,677
Unrealized losses on available-for-sale securities	3,432	1,477
Other current liabilities	3,501	4,661
Other	2,959	5,092

Gross deferred tax assets	34,562	39,664

Deferred tax liabilities:
Capitalized software	8,684	7,145
Intangible assets	10,316	8,929
Revenue not subject to current taxes	7,985	7,924
Depreciation	3,549	3,837
Other	413	579

Gross deferred tax liabilities	30,947	28,414

Net deferred tax asset	$3,615	$11,250

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the provision for income taxes are as follows:

	Year ended May 31,

In thousands	2005	2004	2003

Current:
Federal	$159,007	$140,130	$114,104
State	8,720	14,708	14,325

Total current	167,727	154,838	128,429

Deferred:
Federal	9,155	(7,657)	9,486
State	435	(347)	177

Total deferred	9,590	(8,004)	9,663

Provision for income taxes	$177,317	$146,834	$138,092

      A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for income before taxes for the three years ending May 31, 2005, is as follows:

	Year ended May 31,

	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	1.1	2.1	2.2
Tax-exempt municipal bond interest	(3.9)	(3.8)	(4.7)
Other items	0.3	(0.7)	(0.5)

Effective income tax rate	32.5%	32.6%	32.0%

Note I — Other Comprehensive Income
      The following table sets forth the related tax effects allocated to unrealized gains and losses on available-for-sale securities, which is the only component of other comprehensive income:

	Year ended May 31,

In thousands	2005	2004	2003

Unrealized holding (losses)/gains	$(5,445)	$(30,011)	$36,139
Income tax benefit/(expense) related to unrealized holding (losses)/gains	1,877	10,768	(13,074)
Reclassification adjustment for the gain on sale of securities realized in net income	(223)	(19,133)	(17,833)
Income tax expense on reclassification adjustment for gain on sale of securities	78	6,972	6,439

Other comprehensive (loss)/income	$(3,713)	$(31,404)	$11,671

      At May 31, 2005, accumulated other comprehensive loss was $6.4 million, net of tax of $3.4 million. At May 31, 2004, accumulated other comprehensive loss was $2.7 million, net of tax of $1.5 million.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note J — Supplemental Cash Flow Information
      Supplemental disclosure of non-cash financing activities cash flow information is as follows:

	Year ended May 31,

In thousands	2005	2004	2003

Income taxes paid	$166,903	$145,710	$126,341
Tax benefit from the exercise of stock options	$4,516	$10,194	$5,545
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
      Effective April 15, 2002, the Plan was amended to add an Employee Stock Ownership Plan (“ESOP”) feature to the Paychex Stock Fund under section 404(k) of the Internal Revenue Code. Under this ESOP feature, participants have voting rights for their ownership of Paychex stock within the Plan. Participants are able to elect to receive dividends on their shares of Paychex stock in the form of cash or have them reinvested into the Paychex Stock Fund.
      On February 28, 2003, the Advantage Business Services Holdings, Inc. 401(k) Incentive Plan was terminated and the assets were merged into the Paychex, Inc. 401(k) Incentive Retirement Plan. On January 2, 2004, the InterPay, Inc. 401(k) Retirement Plan was terminated and the assets were merged into the Paychex, Inc. 401(k) Incentive Retirement Plan.
      Company contributions to the 401(k) plans for the years ended May 31, 2005, 2004, and 2003 were $7.9 million, $7.1 million, and $6.3 million, respectively.
      Deferred Compensation Plans: The Company offers a non-qualified Deferred Compensation Plan to a select group of key employees that provides these employees with the opportunity to defer up to 50% of their annual base salary and bonus. This Plan also allows non-employee directors to defer 100% of their Board compensation. The amounts accrued under this Plan were $5.4 million and $4.5 million at May 31, 2005 and 2004, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.
      Prior to the April 1, 2003 acquisition, InterPay entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $1.8 million and $1.9 million at May 31, 2005 and 2004, respectively, and represent the estimated present value of the benefits earned under these agreements.
      Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note L — Commitments and Contingencies
      Lines of credit: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2006
Fleet National Bank, a Bank of America company	$250 million	February 2006
PNC Bank, National Association	$150 million	February 2006
Wells Fargo Bank, National Association	$150 million	February 2006
      The Credit Facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between Paychex and each of the financial institutions (the “Lenders”), pursuant to which the Company has granted each of the Lenders a security interest in certain investment securities accounts. The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.
      The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2005 or at May 31, 2005.
      Letters of credit: The Company had standby letters of credit outstanding totaling $53.1 million and $8.4 million at May 31, 2005 and 2004, respectively, required to secure commitments for certain insurance policies. These letters of credit at May 31, 2005, expire at various dates between December 2005 and July 2006. Included in the $53.1 million is a $44.2 million letter of credit arrangement entered into in fiscal 2005. The letters of credit are secured by securities held in the Company’s corporate investment portfolios, including the $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit during fiscal 2005 or at May 31, 2005.
      Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes related to breach of contract, employment-related claims, and other matters.
      The Company and its wholly owned subsidiary, Rapid Payroll, Inc., are currently defendants in lawsuits pending in Los Angeles Superior Court, the United States District Court for the Central District of California, the United States Court of Appeals for the Ninth Circuit, and the California Court of Appeal, Second District all brought between calendar years 2002 and 2004 by licensees of payroll processing software owned by Rapid Payroll.
      In August 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the software in August 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits seek compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters.
      On July 5, 2002, the federal district court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements. In February 2005, the court held that the preliminary injunction will be lifted on April 30, 2006.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Court Rulings: In September 2004, the Los Angeles Superior Court granted certain post-trial motions in the Payroll Partnership, L.P., et al. v. Rapid Payroll, Inc. et al. matter, reducing the jury’s June 2004 verdict against Rapid Payroll from $6.4 million to $5.1 million. The Los Angeles Superior Court dismissed all other claims against Rapid Payroll and all claims against the Company and the individual defendants, including fraud and tort causes of action. Subsequently, this case was settled for a reduced amount.
      On February 23, 2005, a tentative ruling was issued by a Los Angeles Superior Court judge, following a bench trial of the Accuchex, Inc. v. Rapid Payroll, Inc. et al. matter. The court found that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court rejected all of the other causes of action asserted by the plaintiff. The court entered judgment in the Accuchex case in April 2005. The plaintiff has filed a Notice of Appeal to the California Court of Appeal, Second District.
      On February 28 and March 1, 2005, the federal district court entered judgment in thirteen of the cases pending before it. Those judgments provide that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also provide that Rapid Payroll must support the licensed software until April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments also rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants.
      Through June 27, 2005, the Company has settled thirteen cases discussed above for approximately $8.0 million.
      Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all pending legal matters totaled $25.3 million at May 31, 2005, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2005 as actual settlements and incurred professional fees have been charged against the legal reserve.
      In light of the legal reserve recorded, the Company’s management currently believes that resolution of pending legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Lease commitments: The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for the years ended May 31, 2005, 2004, and 2003 was $35.9 million, $37.7 million, and $36.6 million, respectively. At May 31, 2005, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2006	$36,479
2007	$31,046
2008	$25,650
2009	$19,512
2010	$13,021
Thereafter	$7,963
      The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.
      Other commitments: At May 31, 2005, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $63.9 million, including $13.7 million of commitments to purchase capital assets.
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
      Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities. Historically, the amounts accrued have not been material. The Company maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions through its captive insurance company.
Note M — Related Parties
      During fiscal years 2005, 2004, and 2003, the Company purchased approximately $2.5 million, $1.2 million, and $2.6 million, respectively, of data processing equipment and software from EMC Corporation, whose President and Chief Executive Officer is a member of the Board of Directors of Paychex.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note N — Quarterly Financial Data (Unaudited)
In thousands, except per share amounts

	Three Months Ended

Fiscal 2005	August 31	November 30	February 28	May 31	Full Year

Service revenues	$334,203	$334,876	$357,094	$358,501	$1,384,674
Interest on funds held for clients	10,772	12,409	16,767	20,521	60,469

Total revenues	344,975	347,285	373,861	379,022	1,445,143

Operating income	128,668	126,898	135,382	142,827	533,775
Investment income, net	2,259	2,751	3,099	4,282	12,391

Income before income taxes	130,927	129,649	138,481	147,109	546,166
Income taxes	43,206	42,784	45,699	45,628	177,317

Net income	$87,721	$86,865	$92,782	$101,481	$368,849

Basic earnings per share (A)	$0.23	$0.23	$0.25	$0.27	$0.97
Diluted earnings per share (A)	$0.23	$0.23	$0.24	$0.27	$0.97
Weighted-average common shares outstanding	378,107	378,265	378,403	378,569	378,337
Weighted-average common shares outstanding, assuming dilution	379,706	379,696	379,814	379,831	379,763
Cash dividends per common share	$0.12	$0.13	$0.13	$0.13	$0.51
Total net realized gains/(losses) (B)	$177	$92	$(170)	$124	$223

Fiscal 2004	August 31	November 30	February 29	May 31	Full Year

Service revenues	$295,918	$297,559	$328,088	$318,528	$1,240,093
Interest on funds held for clients	13,335	14,540	14,518	11,861	54,254

Total revenues	309,253	312,099	342,606	330,389	1,294,347

Operating income	115,078	114,815	116,473	86,949	433,315
Investment income, net	3,949	5,071	3,166	4,283	16,469

Income before income taxes	119,027	119,886	119,639	91,232	449,784
Income taxes	38,684	39,202	39,121	29,827	146,834

Net income	$80,343	$80,684	$80,518	$61,405	$302,950

Basic earnings per share (A)	$0.21	$0.21	$0.21	$0.16	$0.80
Diluted earnings per share (A)	$0.21	$0.21	$0.21	$0.16	$0.80
Weighted-average common shares outstanding	376,836	377,263	377,601	377,813	377,371
Weighted-average common shares outstanding, assuming dilution	378,815	379,649	379,795	379,864	379,524
Cash dividends per common share	$0.11	$0.12	$0.12	$0.12	$0.47
Total net realized gains (B)	$4,193	$7,203	$4,577	$3,160	$19,133

(A)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(B)	Total net realized gains/(losses) on the combined funds held for clients and corporate investment portfolios, net of immaterial adjustments related to the reclassification of auction rate securities as described in Note A of the Notes to Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts
PAYCHEX, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

			Additions/
	Balance at	Additions	(deductions)		Balance
	beginning	charged to	to other	Costs and	at end of
Description	of year	expenses	accounts (A)	deductions (B)	year

2005
Allowance for doubtful accounts	$3,262	$2,179	$—	$2,969	$2,472
Reserve for client fund losses	$1,160	$2,345	$—	$2,158	$1,347
2004
Allowance for doubtful accounts	$2,208	$2,941	$702	$2,589	$3,262
Reserve for client fund losses	$1,944	$2,726	$(207)	$3,303	$1,160
2003
Allowance for doubtful accounts	$2,600	$1,699	$432	$2,523	$2,208
Reserve for client fund losses	$1,716	$3,304	$593	$3,669	$1,944

(A)	Reflects amounts acquired in purchase transactions or adjustments to purchase price allocations.

(B)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Disclosure Controls and Procedures and Internal Control Over Financial Reporting: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective at meeting their objectives.
      Changes in Internal Controls: There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Report on Management’s Assessment on Effectiveness of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table shows the executive officers of the Company as of May 31, 2005, and information regarding their positions and business experience.

Name	Age	Position and business experience

Jonathan J. Judge	51	Mr. Judge became President and Chief Executive Officer of the Company in October 2004. Prior to joining the Company, from October 2002 through December 2003, he served as President and Chief Executive Officer of Crystal Decisions, Inc, an information management software company. From 2001 to 2002, Mr. Judge was General Manager of IBM’s Personal Computing Division. From 1998 to 2001, he headed up the worldwide sales, service, and support functions of IBM’s Personal Computing Division and was a member of the worldwide management committee of IBM. Mr. Judge also serves as a director of the Company and is also a director of PMC-Sierra, Inc.

Name	Age	Position and business experience

John M. Morphy	58	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. He was Vice President, Director of Finance from July 1996 to October 2002. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.
Martin Mucci	45	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services, Inc. acquisition and was appointed Senior Vice President, Operations, in October 2002. Prior to joining the Company, he served as President of Telephone Operations for Frontier Communications, a telecommunications services provider, and Chief Executive Officer of Frontier Communications of Rochester, N.Y., a telecommunications services provider.
Walter Turek	53	Mr. Turek has served as Senior Vice President, Sales and Marketing, since October 2002. From 1989 to October 2002, he was Vice President, Sales. He has been with the Company since 1981 and has served in various sales and management capacities.
Steven R. Beauchamp	33	Mr. Beauchamp was named Vice President, Product Management in January 2005. He was named Director, Product Management in 2003 following the acquisition of Advantage Payroll Services, Inc. in September 2002. Prior to that, he served as Vice President, Payroll Operations for Advantage Payroll Services, Inc.
Daniel A. Canzano	51	Mr. Canzano was named Vice President, Information Technology in April 1993. He has been with the Company since 1989 and has served as Zone Sales Manager and Director of Information Technology.
Brad R. Flipse	37	Mr. Flipse joined the Company in 1993. In January 2005, he was named Vice President, Major Market Services Sales. From October 2002 to 2005, he was Area Vice President, Major Market Services Sales. Prior to that, he held various management positions with the Company.
Clifford Gibson	46	Mr. Gibson joined the Company in 1985. In January 2005, he was named Vice President, Western U.S. Sales. From October 2002 to 2005, he was Area Vice President, Western Sales. Prior to that, he held various management positions with the Company.
Melinda A. Janik	48	Ms. Janik joined the Company in March 2005 as Vice President and Controller. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer for Glimcher Realty Trust, a publicly traded national mall Real Estate Investment Trust, for a number of years beginning in July 2002. Prior to July 2002, she was Vice President and Treasurer for NCR Corporation, a technology company.
William G. Kuchta, Ed. D.	58	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation.
Michael M. McCarthy	57	Mr. McCarthy joined the Company in 1990. In January 2005, he was named Vice President, Eastern U.S. Sales. From October 2002 to 2005, he was Area Vice President, Eastern Sales. Prior to that, he held various sales management positions with the Company.

Name	Age	Position and business experience

Lynn J. Miley	56	Mr. Miley was named Vice President, Eastern Operations in May 2004. He joined the Company in April 2002, serving as Regional Manager for the Southeast United States. Prior to joining Paychex, Mr. Miley served as General Manager, Emerging Business Services for the Southeast United States primarily responsible for the servicing of clients with less than 100 employees and the profitability of that division. He held various other management positions during his twenty years at Automatic Data Processing.
Diane Rambo	54	Ms. Rambo was named Vice President, Human Resource Services, in fiscal 2001 and prior to that was Vice President, Electronic Network Services, since October 1994. She has been with the Company since August 1980 and has served as Director of Electronic Network Services and as a Branch Manager.
Leonard E. Redon	53	Mr. Redon is Vice President, Western Operations. He joined the Company in October 2001 as Area Vice President, Western Operations and was promoted to his current position in October 2002. Prior to joining Paychex, Mr. Redon served as Vice President, Rochester Area Operations in charge of all site services, facilities, government liaison, environmental manager and human resources for Eastman Kodak within Rochester, and in various other management positions for 28 years at Eastman Kodak Company.
Anthony Tortorella	46	Mr. Tortorella was named Vice President, Human Resource Services, Sales in October 2002. He has been with the Company since 1987 and has served as Area Vice President and Director of Human Resource Services, Sales.
Suzanne E. Vickery	39	Ms. Vickery joined the Company in 1990. In January 2005, she was named Vice President, Central U.S. Sales. From 2003 to 2005, she was Area Vice President, Central Sales. Prior to that, she held various sales management positions with the Company.
      The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders in the sections titled “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF ETHICS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference thereto.

Item 11.	Executive Compensation
      The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders in the section titled “EXECUTIVE OFFICER COMPENSATION,” and is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the heading “BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, AND MANAGEMENT,” and is incorporated herein by reference thereto.
      The Company maintains equity compensation plans in the form of stock option incentive plans. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options (broad-based grants only) from the Paychex, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). The 2002 Plan was adopted on July 11, 2002, by the Board of Directors of the Company and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 17, 2002. There are previously granted options to purchase shares under the 1998 and 1995 Stock Incentive Plans that remain outstanding at May 31, 2005. There will not be any new grants under these expired plans. Refer to Note G — Stock Option Plans in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock option plans.
      The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2005:

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
In thousands	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	11,379	$29.07	3,867
Equity compensation plans not approved by security holders	550	$30.68	—

Total	11,929	$29.15	3,867

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is set forth in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the heading “OTHER MATTERS AND INFORMATION,” under the sub-heading “Certain Relationships and Related Transactions,” and is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is set forth in the Company’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders under the heading “INDEPENDENT PUBLIC ACCOUNTANTS,” and is incorporated herein by reference thereto.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements and Supplementary Data See Financial Statements and Supplementary Data Table of Contents at page 28.

2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 28.
All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

3.	Exhibits

(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(A) to the Company’s Form 10-K filed with the Commission on July 20, 2004.

(3)(b)	Bylaws, as amended, are incorporated herein by reference to Exhibit 3(ii) to the Company’s Form 8-K filed with the Commission on October 4, 2004.

#(10)(a)	Paychex, Inc. 1992 Stock Incentive Plan, incorporated herein by reference to Exhibit 5.1 to the Company’s Registration Statement on Form S-8, No. 33-52772.

#(10)(b)	Paychex, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 33-64389.

#(10)(c)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.

#(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-101074.

#(10)(e)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.

#(10)(f)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano, incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K filed with the Commission on July 20, 2004.

#(10)(g)	Paychex, Inc. Indemnification Agreement with Walter Turek, incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K filed with the Commission on July 20, 2004.

#(10)(h)	Paychex, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K filed with the Commission on July 20, 2004.

#(10)(i)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated October 1, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 4, 2004.

*#(10)(j)	Compensation arrangement with B. Thomas Golisano, effective October 1, 2004, for service as Chairman of the Board of Directors.

*#(10)(k)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge.

*#(10)(l)	Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2006.

*(21.1)	Subsidiaries of the Registrant.

*(23.1)	Consent of Independent Registered Public Accounting Firm.

*(24.1)	Power of Attorney.

*(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Management contract or compensatory plan.

*	Exhibit filed with this report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2005.
PAYCHEX, INC.
By: /s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 22, 2005.
/s/ Jonathan J. Judge

Jonathan J. Judge, President and
Chief Executive Officer, and Director
(Principal Executive Officer)
By: /s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief Financial Officer, and
Secretary (Principal Financial and Accounting Officer)
/s/ B. Thomas Golisano*

B. Thomas Golisano, Chairman of the Board
/s/ G. Thomas Clark*

G. Thomas Clark, Director
/s/ David J. S. Flaschen*

David J. S. Flaschen, Director
/s/ Phillip Horsley*

Phillip Horsley, Director
/s/ Grant M. Inman*

Grant M. Inman, Director
/s/ J. Robert Sebo*

J. Robert Sebo, Director
/s/ Joseph M. Tucci*

Joseph M. Tucci, Director
*By: /s/ Jonathan J. Judge

Jonathan J. Judge, as Attorney-in-Fact