Form 10-Q
period 2005-08-31
PAYCHEX INC
filed 2005-09-27
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	378,987,718 Shares
CLASS	OUTSTANDING AT AUGUST 31, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended
	August 31,	August 31,
	2005	2004

Revenues:
Service revenues	$384,415	$334,203
Interest on funds held for clients	19,300	10,772

Total revenues	403,715	344,975

Expenses:
Operating expenses	133,421	121,592
Selling, general and administrative expenses	107,474	94,715

Total expenses	240,895	216,307

Operating income	162,820	128,668

Investment income, net	4,859	2,259

Income before income taxes	167,679	130,927

Income taxes	52,651	43,206

Net income	$115,028	$87,721

Basic earnings per share	$0.30	$0.23

Diluted earnings per share	$0.30	$0.23

Weighted-average common shares outstanding	378,810	378,107

Weighted-average common shares outstanding, assuming dilution	380,180	379,706

Cash dividends per common share	$0.13	$0.12

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	August 31,	May 31,
	2005	2005

ASSETS
Cash and cash equivalents	$337,321	$280,944
Corporate investments	459,853	426,666
Interest receivable	19,501	31,108
Accounts receivable, net of allowance for doubtful accounts	189,317	161,849
Deferred income taxes	24,563	21,374
Prepaid income taxes	—	5,781
Prepaid expenses and other current assets	21,969	20,587

Current assets before funds held for clients	1,052,524	948,309
Funds held for clients	2,348,705	2,740,761

Total current assets	3,401,229	3,689,070
Property and equipment, net of accumulated depreciation	213,573	205,319
Intangible assets, net of accumulated amortization	68,412	71,458
Goodwill	405,842	405,992
Other long-term assets	6,786	7,277

Total assets	$4,095,842	$4,379,116

LIABILITIES
Accounts payable	$28,978	$30,385
Accrued compensation and related items	95,838	106,635
Deferred revenue	3,542	4,271
Accrued income taxes	43,838	—
Legal reserve	23,931	25,271
Other current liabilities	31,184	28,391

Current liabilities before client fund deposits	227,311	194,953
Client fund deposits	2,356,191	2,746,871

Total current liabilities	2,583,502	2,941,824
Deferred income taxes	17,384	17,759
Other long-term liabilities	37,023	33,858

Total liabilities	2,637,909	2,993,441

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 378,988 shares at August 31, 2005 and 378,629 shares at May 31, 2005, respectively	3,790	3,786
Additional paid-in capital	248,511	240,700
Retained earnings	1,213,377	1,147,611
Accumulated other comprehensive loss	(7,745)	(6,422)

Total stockholders’ equity	1,457,933	1,385,675

Total liabilities and stockholders’ equity	$4,095,842	$4,379,116

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the three months ended
	August 31,	August 31,
	2005	2004

OPERATING ACTIVITIES
Net income	$115,028	$87,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	16,015	14,181
Amortization of premiums and discounts on available-for-sale securities	6,689	7,456
(Benefit)/provision for deferred income taxes	(2,847)	4,331
Tax benefit related to exercise of stock options	2,456	1,801
Provision for allowance for doubtful accounts	554	853
Net realized gains on sales of available-for-sale securities	(112)	(177)
Changes in operating assets and liabilities:
Interest receivable	11,607	4,537
Accounts receivable	(28,022)	(30,859)
Prepaid expenses and other current assets	(1,382)	(4,974)
Accounts payable and other current liabilities	38,695	36,503
Net change in other assets and liabilities	2,991	3,995

Net cash provided by operating activities	161,672	125,368

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(337,797)	(583,402)
Proceeds from sales and maturities of available-for-sale securities	574,613	907,246
Net change in funds held for clients’ money market securities and other cash equivalents	114,091	(296,276)
Net change in client fund deposits	(390,680)	(105,740)
Purchases of property and equipment	(20,584)	(10,675)
Proceeds from sales of property and equipment	18	—
Acquisition of businesses, net of cash acquired	(406)	—
Purchases of other assets	(647)	(293)

Net cash used in investing activities	(61,392)	(89,140)

FINANCING ACTIVITIES
Dividends paid	(49,262)	(45,380)
Proceeds from exercise of stock options	5,359	2,793

Net cash used in financing activities	(43,903)	(42,587)

Increase/(decrease) in cash and cash equivalents	56,377	(6,359)
Cash and cash equivalents, beginning of period	280,944	219,492

Cash and cash equivalents, end of period	$337,321	$213,133

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2005
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- and medium-sized businesses in the United States. The Company also has a subsidiary in Germany. The Company, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2005. Operating results and cash flows for the three months ended August 31, 2005 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ended May 31, 2006.
Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings. Expenses have been reclassified between operating expenses and selling, general and administrative expenses to more appropriately reflect the Company’s current way of conducting business. The role of the branch and its relationship to corporate support and information technology functions has evolved to the point where the classification of branch-related expenses needed to be revised. The new classification provides better year-over-year comparisons for operating expenses and selling, general and administrative expenses.
In addition, the prior period amounts reflect the reclassification of auction rate securities to available-for-sale securities from cash equivalents within funds held for clients. “Purchases of available-for-sale securities,” “Proceeds from sales and maturities of available-for-sale securities,” “Net change in funds held for clients’ money market securities and other cash equivalents,” and “Net realized gains on sales of available-for-sale securities” included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of auction rate securities during the periods presented.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, workers’ compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $582.9 million and $540.0 million for the three months ended August 31, 2005 and August 31, 2004, respectively.

PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $500,000 under the fiscal 2005 policy and $750,000 under the fiscal 2006 policy.
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

August 31, 2005	$3,152	$4,424	$15,740
May 31, 2005	$3,702	$7,164	$13,963
The amount included in prepaid expense on the Consolidated Balance Sheets relates to the fiscal 2004 policy, which was a pre-funded policy.
There have been no significant changes in this coverage or claims history since the fiscal year ended May 31, 2005. However, estimated losses under the workers’ compensation policies, based on historical loss experience and independent actuarial loss projections, are subject to change based on changes in claims experience trends and other factors that management monitors on a regular basis. Any adjustment to previously established reserves is reflected in the operating results of the period in which the adjustment is determined to be necessary. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
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
The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended
	August 31,	August 31,
In thousands, except per share amounts	2005	2004

Net income, as reported	$115,028	$87,721
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,295	4,254

Pro forma net income	$110,733	$83,467

Earnings per share:
Basic — as reported	$0.30	$0.23
Basic — pro forma	$0.29	$0.22

Diluted — as reported	$0.30	$0.23
Diluted — pro forma	$0.29	$0.22
For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. There were approximately 3.1 million and 1.7 million stock option grants during the three months ended August 31, 2005 and 2004, respectively. The stock option grants during the three months ended August 31, 2005 vest at 20% each year over the next five years. The weighted-average fair value of stock options granted was $11.02 and $9.26 for the three months ended August 31, 2005 and 2004, respectively.
The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended
	August 31,	August 31,
	2005	2004

Risk-free interest rate	4.0%	3.7%
Dividend yield	1.5%	1.5%
Volatility factor	0.31	0.32
Expected option term life in years	6.5	5.0
Additional information related to the Company’s stock option plans is detailed in Note G of these Notes to Consolidated Financial Statements.
New accounting pronouncements: On August 31, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R).” This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) “Share Based Payments” shall continue to be subject to the recognition and measurement provisions of SFAS No.123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The effective date of this guidance is upon initial adoption of SFAS 123(R). The Company is currently evaluating the new guidance and anticipates adopting it with the implementation of SFAS 123(R) for its fiscal year beginning June 1, 2006.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,	August 31,
In thousands, except per share amounts	2005	2004

Basic earnings per share:
Net income	$115,028	$87,721

Weighted-average common shares outstanding	378,810	378,107

Basic earnings per share	$0.30	$0.23

Diluted earnings per share:
Net income	$115,028	$87,721

Weighted-average common shares outstanding	378,810	378,107
Effect of dilutive stock options at average market price	1,370	1,599

Weighted-average common shares outstanding, assuming dilution	380,180	379,706

Diluted earnings per share	$0.30	$0.23

Weighted-average anti-dilutive stock options	5,688	4,215
Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.
For the three months ended August 31, 2005, stock options were exercised for 0.4 million shares of the Company’s common stock compared with 0.2 million shares for the three months ended August 31, 2004.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

In thousands	August 31, 2005		May 31, 2005
Type of issue:	Cost	Market value	Cost	Market value

Money market securities and other cash equivalents	$1,247,177	$1,247,177	$1,361,268	$1,361,268
Available-for-sale securities:
General obligation municipal bonds	739,162	732,420	730,571	725,026
Pre-refunded municipal bonds	212,429	211,521	196,321	195,821
Revenue municipal bonds	412,694	409,119	414,358	411,249
Auction rate securities	9,425	9,425	293,550	293,550
Other debt securities	193,487	192,771	175,792	175,044
Other equity securities	20	67	20	68

Total available-for-sale securities	1,567,217	1,555,323	1,810,612	1,800,758
Other securities	5,567	6,058	5,169	5,401

Total funds held for clients and corporate investments	$2,819,961	$2,808,558	$3,177,049	$3,167,427

Classification of investments on the Consolidated Balance Sheets:
Funds held for clients	$2,356,192	$2,348,705	$2,746,871	$2,740,761
Corporate investments	463,769	459,853	430,178	426,666

Total funds held for clients and corporate investments	$2,819,961	$2,808,558	$3,177,049	$3,167,427

The Company is exposed to credit risk from the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At August 31, 2005, all short-term securities classified as cash equivalents and available-for-sale securities held at least an A-1 or equivalent rating, with approximately 99% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage its interest rate risk.

Unrealized gains and losses of the Company’s available-for-sale securities are as follows:

	Gross	Gross	Net
	unrealized	unrealized	unrealized
In thousands	gains	losses	losses

August 31, 2005	$1,997	$(13,891)	$(11,894)
May 31, 2005	$2,868	$(12,722)	$(9,854)
The change in the net unrealized loss position of the Company’s available-for-sale portfolio from May 31, 2005 to August 31, 2005 resulted from increases in long-term market interest rates. The gross unrealized losses at August 31, 2005 were comprised of 355 available-for-sale securities, which had a total market value of $1,313.5 million. The gross unrealized losses at May 31, 2005 were comprised of 327 available-for-sale securities with a total market value of $1,211.5 million.
The Company reviews its investment portfolios on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held at August 31, 2005 were not other-than-temporarily impaired. While certain available-for-sale debt securities have market values that are below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value is due to changes in interest rates and is not due to increased credit risk. At August 31, 2005 and May 31, 2005, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities at August 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2005
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$413,886	$412,012
Due after one year through three years	767,294	759,852
Due after three years through five years	242,254	240,177
Due after five years	143,783	143,282

Total available-for-sale securities	$1,567,217	$1,555,323

Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2005	2005

Land and improvements	$3,402	$3,402
Buildings and improvements	76,861	66,019
Data processing equipment	126,109	116,465
Software	59,558	58,463
Furniture, fixtures, and equipment	101,127	98,312
Leasehold improvements	38,877	35,958
Construction in progress	21,103	29,470

Total property and equipment, gross	427,037	408,089
Less: Accumulated depreciation and amortization	213,464	202,770

Property and equipment, net of accumulated depreciation	$213,573	$205,319

Depreciation expense was $12.3 million and $10.3 million for the three months ended August 31, 2005 and 2004, respectively. Construction in progress at August 31, 2005 and May 31, 2005 primarily represents costs for software being developed for internal use.
Note E: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2005	2005

Client lists and associate office license agreements	$119,396	$118,749
Other intangible assets	4,166	4,166

Total intangible assets, gross	123,562	122,915
Less: Accumulated amortization	55,150	51,457

Intangible assets, net of accumulated amortization	$68,412	$71,458

Amortization expense relating to intangible assets was $3.7 million and $3.9 million for the three months ended August 31, 2005 and 2004, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2006 and the following four fiscal years, as of August 31, 2005, is as follows:

Estimated
In thousands	amortization
Fiscal year ended May 31,	expense

2006	$14,536
2007	$12,735
2008	$11,095
2009	$9,453
2010	$7,923
Note F: Business Acquisition Reserves
As a result of business acquisitions made during fiscal year 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the acquisitions included reserves of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the three months ended August 31, 2005 for these reserves is summarized as follows:

	Balance at		Other	Balance at
	May 31,	Utilization	reserve	August 31,
In thousands	2005	of reserve	reductions	2005

Severance costs	$618	$245	$—	$373
Redundant lease costs	$2,490	$441	$—	$2,049
The remaining severance payments will be completed by the end of fiscal 2008. The majority of redundant lease payments are expected to be complete in the fiscal year ended May 31, 2007, with the remaining payments extending until 2015. Payments of $1.7 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at August 31, 2005.
Note G: Stock Option Plans
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

The following table summarizes stock option activity for the three months ended August 31, 2005:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2005	11,929	$29.15
Granted	3,136	$33.68
Exercised	(358)	$14.95
Cancelled	(146)	$34.29

Outstanding at August 31, 2005	14,561	$30.42

Exercisable at May 31, 2005	5,622	$25.50
Exercisable at August 31, 2005	6,159	$26.98
The stock option grants during the three months ended August 31, 2005 vest 20% each year over the next five years. Options outstanding at August 31, 2005 had a weighted-average remaining contractual life of 7.1 years and exercise prices ranging from $5.98 to $51.38 per share.
Historically, the Company has granted options to purchase common stock equal to less than one percent of the outstanding common shares. With the July 2005 grant of options to purchase common stock, the Company has increased the percent to approximately one percent of outstanding common shares.
On July 7, 2005, the Board of Directors made a conditional stock option grant under the 2002 Plan, as amended and restated, to the Company’s President and Chief Executive Officer of 250,000 options to purchase common stock at an exercise price of $33.68 per share. The grant was conditioned upon stockholder approval of the 2002 Plan, as amended and restated, at the 2005 Annual Meeting of Stockholders to be held on October 12, 2005. The amendments to the 2002 Plan include, among other changes, an increase of 20 million to the number of shares available under the 2002 Plan.
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

Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,	August 31,
In thousands	2005	2004

Net income	$115,028	$87,721
Change in unrealized gains/losses of available-for-sale securities, net of taxes	(1,323)	8,464

Total comprehensive income	$113,705	$96,185

At August 31, 2005, the accumulated comprehensive loss was $7.7 million, which was net of taxes of $4.2 million. At May 31, 2005, the accumulated comprehensive loss was $6.4 million, which was net of taxes of $3.4 million.
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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2005.
At August 31, 2005, the Company also had standby letters of credit outstanding totaling $53.1 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2005 and July 2006. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2005.
The Company enters into various purchase commitments with vendors in the ordinary course of business. At August 31, 2005, the Company had outstanding commitments to purchase approximately $7.8 million of capital assets.
In the normal course of business, the Company makes representations and warranties that guarantee the performance of its services under service arrangements with clients. In addition, the Company has entered into indemnification agreements with its officers and directors, which require it to defend and, if necessary, indemnify these individuals for matters related to their services provided to the Company. Historically, there have been no material losses related to such guarantees and indemnifications.
The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also has insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions through its captive insurance company.
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes related to breach of contract, employment-related claims, and other matters.
The Company and its wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”), are currently defendants in lawsuits pending in Los Angeles Superior Court, the United States District Court for the Central District of California, the United States Court of Appeals for the Ninth Circuit, and the California Court of Appeal, Second District, all brought between calendar years 2002 and 2005 by licensees of payroll processing software owned by Rapid Payroll.
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
On February 28 and March 1, 2005, the federal district court entered judgment in thirteen of the cases pending before it. Those judgments provide that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also provide that Rapid Payroll must support the licensed software until April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs in the cases currently pending in federal court, total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments also rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants. Plaintiffs have appealed the federal court rulings and the Company has cross-appealed.
Through August 31, 2005, the Company has entered into fifteen settlement agreements discussed above for approximately $8.2 million.
Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve totaled $23.9 million at August 31, 2005, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2005 and fiscal 2006 as actual settlements and incurred professional fees have been charged against the legal reserve.
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
Note J: Supplemental Cash Flow Information
Supplemental disclosures of non-cash financing activities and cash flow information is as follows:

	For the three months ended
	August 31,	August 31,
In thousands	2005	2004

Income taxes paid	$3,346	$5,722
Tax benefit from the exercise of stock options	$2,456	$1,801
Note K: Related Party Transactions
During the three months ended August 31, 2005, the Company purchased approximately $2.2 million of data processing equipment and software from EMC Corporation. Purchases of data processing equipment and software from EMC Corporation were $1.8 million for the three months ended August 31, 2004. The President and Chief Executive Officer of EMC Corporation is a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three months ended August 31, 2005 and August 31, 2004, and our financial condition at August 31, 2005. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2005 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2005. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in our filings with the Securities and Exchange Commission (“SEC”), including the most recent Form 10-K filed on July 22, 2005:
•	changes in demand for our products and services, ability to develop and market new products and services effectively, pricing changes and impact of competition, and the availability of skilled workforce;

•	general market and economic conditions, including, among others, changes in United States employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the market value and the credit rating of securities held by us;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment, and section 125 plans;

•	changes in technology, including use of the Internet;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of clients to meet payroll obligations;

•	the possibility of failure in internal controls or the inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
All of these factors could cause our actual results to differ materially from our anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of filing of this Form 10-Q with the SEC, or to reflect the occurrence of unanticipated events.
Overview
We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. We offer a portfolio of products and services that allows our clients to meet their diverse payroll and human resource needs, which include:
•	payroll processing;

•	tax filing and payment services;

•	employee payment services;

•	regulatory compliance (new-hire reporting and garnishment processing);

•	retirement services administration,

•	employee benefits administration;

•	workers’ compensation insurance administration;

•	time and attendance solutions; and

•	comprehensive human resource administrative services.
We earn revenues primarily through recurring fees for services performed related to our products. Service revenues are primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the respective tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance while providing high-quality, timely, accurate, and affordable services, growing our client base, increasing utilization of our ancillary services, and leveraging our technological and operating infrastructure.
For the three months ended August 31, 2005, we achieved record total revenues, net income, and diluted earnings per share. Our financial results for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004 include the following highlights:
•	Achieved record net income of $115.0 million, or $0.30 per share.

•	Net income increased 31% and diluted earnings per share increased 30%.

•	Total revenue was up 17%.

•	Payroll service revenue was up 10%.

•	Major Market Services revenue increased 28%.

•	Retirement Services revenue grew 17%.

•	Administrative fee revenue from Paychex Premier (SM) Human Resources (“Paychex Premier (SM)”) and Professional Employer Organization (“PEO”) increased 35%.

•	Operating income increased 27% to $162.8 million.

•	Cash flow from operations was strong at $161.7 million.
Our record financial performance during the three months ended August 31, 2005 was driven largely by service revenue growth of 15% as compared to the three months ended August 31, 2004. This growth in service revenue was attributable to higher check volume growth and positive trends in new-hire activity within our current client base, client base growth, and increased utilization of ancillary services.
Our financial growth was also impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investments portfolios. The Federal Reserve has increased the Federal Funds rate 250 basis points since June 2004 to 3.50% as of August 31, 2005. On September 20, 2005, the Federal Reserve increased the Federal Funds rate to 3.75%. Our combined interest on funds held for clients and corporate investment income increased 85% for the three months ended August 31, 2005. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.7% during the three months ended August 31, 2005, compared with an average rate of return of 1.7% for the three months ended August 31, 2004. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.
At August 31, 2005, we maintained a strong financial position with total cash and corporate investments of $797.2 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $161.7 million for the three months ended August 31, 2005, as compared with $125.4 million for the three months ended August 31, 2004. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital expenditures, and current dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months ended August 31, 2005, and our financial position as of August 31, 2005, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Hurricane Katrina
In August 2005, Hurricane Katrina changed the lives of hundreds of thousands living and working along the Gulf Coast. We join with companies throughout the United States in reaching out to those affected, including our own colleagues of more than 100 in the New Orleans and Baton Rouge, Louisiana area. We are fortunate and grateful that all of our employees in the affected area have been accounted for and are safe.
While our client records and facilities in New Orleans remained intact, we continue to assess the impact of the catastrophe on our clients served by the New Orleans office location and expect the impact to affect less than one percent of our client base. We successfully executed our business continuity plan ensuring that we continued to process payroll for our clients. Our operations in New Orleans experienced minimal disruption through an outstanding joint effort by our Baton Rouge, Dallas, Houston and numerous other branch locations. We are proud of the incredible work of our managers and their teams to continuously support our business and our clients.
Our more than 10,000 colleagues nationwide have joined forces to assist our colleagues affected by this catastrophe through efforts spearheaded by our corporate employee relations group, including fundraising activities and personal donations. All funds raised are being matched dollar for dollar by Paychex, Inc. to provide for the safety, well-being and peace of mind of our colleagues during this time.

Outlook
Our current outlook for the full fiscal year ended May 31, 2006 is summarized as follows:
•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 25% to 28%.

•	Total service revenue growth is projected to be in the range of 12% to 14%.

•	Interest on funds held for clients is expected to increase approximately 40% to 45%.

•	Total revenue growth is estimated to be in the range of 13% to 15%.

•	Corporate investment income is anticipated to increase approximately 65% to 70%.

•	The effective income tax rate is expected to approximate 31.5%.

•	Net income growth is expected to be in the range of 22% to 24%.
Remaining unchanged, purchases of property and equipment are expected to be in the range of $75 million to $80 million, including anticipated purchases for printing equipment, communication system upgrades, and branch expansions. Depreciation expense is projected to be in the range of $50 million to $55 million. In addition, we project that amortization of intangible assets will be in the range of $14 million to $15 million.
Our projections are based on current economic and interest rate conditions, including the Federal Funds rate increase announced on September 20, 2005, continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations for the Three Months Ended August 31,:

$ in millions, except per share amounts	2005	Change	2004	Change

Revenues:
Payroll service revenue	$308.6	10%	$279.8	10%
Human Resource Services revenue	75.8	39%	54.4	31%

Total service revenues	384.4	15%	334.2	13%
Interest on funds held for clients	19.3	79%	10.8	-19%

Total revenues	403.7	17%	345.0	12%

Combined operating and SG&A expenses	240.9	11%	216.3	11%

Operating income	162.8	27%	128.7	12%
As a % of total revenues	40%		37%
Investment income, net	4.9	115%	2.2	-43%

Income before income taxes	167.7	28%	130.9	10%
As a % of total revenues	42%		38%
Income taxes	52.7	22%	43.2	12%

Net income	$115.0	31%	$87.7	9%

As a % of total revenues	28%		25%
Diluted earnings per share	$0.30	30%	$0.23	10%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,	August 31,
$ in millions	2005	2004

Average investment balances:
Funds held for clients	$2,742.0	$2,461.5
Corporate investments	730.5	529.2

Total	$3,472.5	$2,990.7

Average interest rates earned:
Funds held for clients	2.7%	1.7%
Corporate investments	2.5%	1.8%
Combined funds held for clients and corporate investment portfolios	2.7%	1.7%

Net realized gains:
Funds held for clients	$0.1	$0.2
Corporate investments	—	—

Total	$0.1	$0.2

As of:	August 31,	May 31,
($ in millions)	2005	2005

Net unrealized loss on available-for-sale portfolio	$(11.9)	$(9.9)

Federal Funds rate (B)	3.50%	3.00%

Three-year “AAA” municipal securities yield	3.03%	2.85%

Total available-for-sale securities	$1,555.3	$1,800.8

Average duration of available-for-sale securities portfolio in years (A)	2.0	2.1

Weighted average yield-to-maturity of available-for-sale securities portfolio (A)	2.6%	2.6%

(A)	These items exclude the impact of auction rate securities as they are tied to short-term interest rates.

(B)	On September 20, 2005, the Federal Funds rate was increased to 3.75%.
Revenues: Our total service revenues are comprised of revenues from Payroll and Human Resource Services. Payroll service revenues are earned primarily from payroll processing, tax filing and payment services, employee payment services, and other ancillary services through either our Core Payroll or Major Market Services. Major Market Services are utilized by clients that have more complex payroll and benefits needs, including companies that have fifty or more employees. Human Resource Services revenue is earned primarily from retirement services, section 125 plan administration, workers’ compensation insurance administration, time and attendance solutions, and Paychex Premier (SM) (previously referred to as Paychex Administrative Services or “PAS”) and PEO services.
The increase in payroll service revenues for the three months ended August 31, 2005 compared with the same period last year was attributable to higher check volume growth and positive trends in new hire activity, as well as client base growth. In addition, growth in the utilization of our ancillary services and price increases contributed to the increase.
As of August 31, 2005, 91% of all clients utilized our tax filing and payment services, compared with 89% at August 31, 2004. We believe that the client utilization percentage of our tax filing and payment services is near maturity. Our employee payment services were utilized by 66% of all clients at August 31, 2005, compared with 63% at August 31, 2004. Approximately 95% of new clients purchase our tax filing and payment services and more than 75% of new clients purchase employee payment services.
Major Market Services revenues increased 28% for the three months ended August 31, 2005 to $52.4 million. Approximately one-third of new Major Market Services clients are conversions from our Core Payroll service.
The increase in Human Resource Services revenue in the three months ended August 31, 2005 compared with the same period last year was related to growth in the number of clients utilizing Retirement Services products, growth in client employees served by Paychex Premier (SM) and PEO services, and growth in our time and attendance solutions.
Retirement Services revenue increased 17% during the three months ended August 31, 2005 to $24.6 million. At August 31, 2005, we serviced more than 34,000 Retirement Services clients, as compared with over 30,000 clients at August 31, 2004.
Our Paychex Premier (SM) product is a combined package of payroll, employer compliance, human resources and employee benefit administration, and risk management outsourcing services designed to make it easier for small businesses to manage their payroll and benefit costs. Our PEO product provides primarily the same services as Paychex Premier (SM) , but we act as a co-employer of the client’s employees. The PEO service is available primarily in the states of Florida and Georgia, where PEOs are more prevalent. Sales of the Paychex Premier (SM) and PEO products have been strong, as administrative fee revenues from these products increased 35% to $21.5 million for the three months ended August 31, 2005. As of August 31, 2005, our Paychex Premier (SM) and PEO products serviced over 237,000 client employees, as compared with over 168,000 client employees at August 31, 2004.
For the three months ended August 31, 2005, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances. The higher average portfolio balances were driven by client base growth, increased check volume within our current client base, and increased utilization of our tax filing and payment services and employee payment services.

Combined operating and SG&A expenses: The following tables summarize total combined operating and selling, general, and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,		August 31,
In millions	2005	Change	2004	Change

Compensation-related expenses	$150.7	14%	$132.0	11%
Facilities (excluding depreciation) expenses	11.5	3%	11.2	-1%
Depreciation of property and equipment	12.3	19%	10.3	7%
Amortization of intangible assets	3.7	-5%	3.9	-5%
Other expenses	62.7	6%	58.9	16%

Total operating and SG&A expenses	$240.9	11%	$216.3	11%

For the three months ended August 31, 2005, combined operating and SG&A expenses increased primarily as a result of our investments in personnel, information technology, and other costs incurred to support our revenue growth. At August 31, 2005, we had approximately 10,300 employees compared with approximately 9,600 at August 31, 2004.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Depreciation expense increased due to the purchase in May 2005 of a 127,000 square foot building in Rochester, New York and higher levels of capital expenditures. Amortization of intangible assets is primarily related to client lists obtained from previous acquisitions, which are amortized using accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: The increases in operating income for the three months ended August 31, 2005, as compared with the same period last year are attributable to the factors previously discussed.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increase in investment income in the three months ended August 31, 2005 as compared to the same period last year is due to increases in average interest rates earned and increases in average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 31.4% during the three months ended August 31, 2005 compared with 33.0% in the same period last year. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate.
Net income: The increases in net income for the three months ended August 31, 2005, as compared with the three months ended August 31, 2004 are attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
At August 31, 2005, our principal source of liquidity was $797.2 million in cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital expenditures, and current dividend payments for the foreseeable future.
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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2005.
At August 31, 2005, we had standby letters of credit outstanding totaling $53.1 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between December 2005 and July 2006. The letters of credit are secured by investments held in our corporate portfolios including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2005.
We enter into various purchase commitments with vendors in the ordinary course of business. At August 31, 2005, we had outstanding commitments to purchase approximately $7.8 million of capital assets.
In the normal course of business, we make representations and warranties that guarantee the performance of our services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for matters related to their services provided to us. Historically, there have been no material losses related to such guarantees and indemnifications.
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also have insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
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
Operating Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions	2005	2004

Net income	$115.0	$87.7
Non-cash adjustments to net income	22.8	28.5
Cash provided by changes to working capital and other assets and other liabilities	23.9	9.2

Net cash provided by operating activities	$161.7	$125.4

The increase in our operating cash flows for the three months ended August 31, 2005 reflects higher net income adjusted for non-cash items, and increased cash from working capital. The decrease in non-cash adjustments to net income is primarily attributable to a benefit for deferred income taxes in the three months ended August 31, 2005 offset by higher depreciation expense. The fluctuation in working capital between periods was primarily the result of an increase in interest received on investments, timing of accounts receivable billing and collections and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions	2005	2004

Net change in funds held for clients and corporate investment activities	$(39.8)	$(78.1)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(20.6)	(10.7)
Acquisition of businesses, net of cash acquired	(0.4)	—
Purchases of other assets	(0.6)	(0.3)

Net cash used in investing activities	$(61.4)	$(89.1)

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale debt securities. Corporate investments are primarily comprised of available-for-sale debt securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
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

Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $21.1 million at August 31, 2005 and $29.5 million at May 31, 2005. A significant portion of these costs represents software being developed for internal use.
We purchased approximately $2.2 million and $1.8 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2005 and 2004, respectively. The President and Chief Executive Officer of EMC Corporation is a member of our Board of Directors.
Acquisition of businesses: At May 31, 2005, we had $0.6 million, subject to adjustment, in other current liabilities on the Consolidated Balance Sheets for the additional purchase price expected to be paid for the acquisition of substantially all the assets and certain liabilities of Stromberg LLC. This additional purchase price was settled in August 2005.
Financing Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions, except per share amounts	2005	2004

Dividends paid	$(49.3)	$(45.4)
Proceeds from exercise of stock options	5.4	2.8

Net cash used in financing activities	$(43.9)	$(42.6)

Cash dividends per common share	$0.13	$0.12

Dividends paid: During the three months ended August 31, 2005, our Board of Directors declared a quarterly dividend of $0.13 per share, which was paid August 15, 2005 to shareholders of record as of August 1, 2005. In October 2004, our Board of Directors declared an increase in the quarterly dividend from $0.12 per share to $0.13 per share. Future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board of Directors.
Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the number of shares exercised from 0.2 million shares during the three months ended August 31, 2004 to 0.4 million shares during the three months ended August 31, 2005, and an increase in the average exercise price per share. We have recognized a tax benefit from the exercise of stock options of $2.5 million for the three months ended August 31, 2005 as compared to $1.8 million for the three months ended August 31, 2004. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities and corporate investments are primarily comprised of available-for-sale debt securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale investments. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high-credit-quality, fixed-rate municipal and government securities and manage the available-for-sale portfolio to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage our interest rate risk.
During the three months ended August 31, 2005, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.7% compared with 1.7% for the same period last year. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
Increases in interest rates increase earnings from our short-term investments, which totaled approximately $1.2 billion at August 31, 2005, and over time will increase earnings from our longer-term available-for-sale investments, which totaled approximately $1.6 billion at August 31, 2005. Earnings from the available-for-sale-investments, which currently have an average duration of 2.0 years, excluding the impact of auction rate securities tied to short term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing interest rate environment will generally result in a decrease in the market value of our investment portfolio.
The cost and market value of available-for-sale securities at August 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2005
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$413,886	$412,012
Due after one year through three years	767,294	759,852
Due after three years through five years	242,254	240,177
Due after five years	143,783	143,282

Total available-for-sale securities	$1,567,217	$1,555,323

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2006	May 31,	May 31,
	year-to-date	2005	2004

Federal Funds rate — beginning of period	3.00%	1.00%	1.25%
Rate increase/(decrease):
First quarter	0.50%	0.50%	(0.25)%
Second quarter	NA	0.50%	—
Third quarter	NA	0.50%	—
Fourth quarter	NA	0.50%	—

Federal Funds rate — end of period	3.50%	3.00%	1.00%

Three-year “AAA” municipal securities yield — end of period	3.03%	2.85%	2.50%

On September 20, 2005, the Federal Funds rate was increased to 3.75%.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale investments;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.8 billion for the full year ended May 31, 2006. Our normal and anticipated allocation is approximately 60% invested in short-term securities with an average duration of 30 days and 40% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $4.0 million to $4.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale investment portfolios reflected a net unrealized loss of $11.9 million at August 31, 2005, compared with a net unrealized loss of $9.9 million at May 31, 2005, and a net unrealized gain of $9.1 million at August 31, 2004. During the three months ended August 31, 2005, the net unrealized loss position ranged from $16.7 million to $6.1 million. Our investment portfolios reflected a net unrealized loss position of approximately $11.5 million at September 22, 2005.
As of August 31, 2005 and May 31, 2005, we had $1.6 billion and $1.8 billion, respectively, invested in available-for-sale securities at market value, with weighted average yields to maturity of 2.6%. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our portfolio of securities at August 31, 2005, would be in the range of $7.5 million to $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other than temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At August 31, 2005, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with approximately 99% of available-for-sale securities holding an AA rating or better.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Annual Report on Form 10-K for the year ended May 31, 2005, filed with the SEC on July 22, 2005. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
•	revenue recognition;

•	PEO workers’ compensation insurance;

•	valuation of investments;

•	goodwill and intangible assets;

•	accrual for client fund losses (inability to meet their payroll obligations);

•	contingent liabilities; and

•	income taxes.
There have been no changes in our critical accounting policies during the three months ended August 31, 2005.
NEW ACCOUNTING PROUNCEMENTS
On August 31, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R).” This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to Statement of Financial Accounting Standard (“SFAS”) No. 123(R) “Share Based Payments” shall continue to be subject to the recognition and measurement provisions of SFAS No.123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The effective date of this guidance is upon initial adoption of SFAS 123(R). We are currently evaluating the new guidance and anticipate adopting it with the implementation of SFAS 123(R) for our fiscal year beginning June 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
ITEM 6. EXHIBITS
(1)	Exhibit 3(ii): By-laws of Paychex, Inc., as amended.

(2)	Exhibit 31.1: Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(3)	Exhibit 31.2: Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(4)	Exhibit 32.1: Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(5)	Exhibit 32.2: Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date: September 27, 2005	/s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer

Date: September 27, 2005	/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief
Financial Officer, and Secretary