Form 10-Q
period 2005-11-30
PAYCHEX INC
filed 2005-12-21
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	379,596,343 Shares

CLASS	OUTSTANDING AT NOVEMBER 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2005	2004	2005	2004

Revenues:
Service revenues	$379,028	$334,876	$763,443	$669,079
Interest on funds held for clients	20,787	12,409	40,087	23,181

Total revenues	399,815	347,285	803,530	692,260

Expenses:
Operating expenses	135,350	122,852	268,771	244,444
Selling, general and administrative expenses	105,860	97,535	213,334	192,250

Total expenses	241,210	220,387	482,105	436,694

Operating income	158,605	126,898	321,425	255,566

Investment income, net	5,552	2,751	10,411	5,010

Income before income taxes	164,157	129,649	331,836	260,576

Income taxes	51,545	42,784	104,196	85,990

Net income	$112,612	$86,865	$227,640	$174,586

Basic earnings per share	$0.30	$0.23	$0.60	$0.46

Diluted earnings per share	$0.30	$0.23	$0.60	$0.46

Weighted-average common shares outstanding	379,268	378,265	379,046	378,185

Weighted-average common shares outstanding, assuming dilution	381,256	379,696	380,725	379,699

Cash dividends per common share	$0.16	$0.13	$0.29	$0.25

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	November 30,	May 31,
	2005	2005

ASSETS
Cash and cash equivalents	$315,816	$280,944
Corporate investments	476,691	426,666
Interest receivable	29,328	31,108
Accounts receivable, net of allowance for doubtful accounts	210,401	161,849
Deferred income taxes	21,330	21,374
Prepaid income taxes	4,455	5,781
Prepaid expenses and other current assets	24,513	20,587

Current assets before funds held for clients	1,082,534	948,309
Funds held for clients	2,339,747	2,740,761

Total current assets	3,422,281	3,689,070
Property and equipment, net of accumulated depreciation	218,900	205,319
Intangible assets, net of accumulated amortization	66,480	71,458
Goodwill	405,842	405,992
Other long-term assets	6,525	7,277

Total assets	$4,120,028	$4,379,116

LIABILITIES
Accounts payable	$25,346	$30,385
Accrued compensation and related items	105,778	106,635
Deferred revenue	3,505	4,271
Legal reserve	22,623	25,271
Other current liabilities	32,498	28,391

Current liabilities before client fund deposits	189,750	194,953
Client fund deposits	2,352,684	2,746,871

Total current liabilities	2,542,434	2,941,824
Deferred income taxes	17,056	17,759
Other long-term liabilities	39,420	33,858

Total liabilities	2,598,910	2,993,441

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares;
Issued and outstanding: 379,596 shares at November 30, 2005 and 378,629 shares at May 31, 2005, respectively	3,796	3,786
Additional paid-in capital	264,966	240,700
Retained earnings	1,265,291	1,147,611
Accumulated other comprehensive loss	(12,935)	(6,422)

Total stockholders’ equity	1,521,118	1,385,675

Total liabilities and stockholders’ equity	$4,120,028	$4,379,116

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the six months ended
	November 30,
	2005	2004

OPERATING ACTIVITIES
Net income	$227,640	$174,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	32,276	28,732
Amortization of premiums and discounts on available-for-sale securities	14,367	14,845
Provision for deferred income taxes	2,876	11,123
Tax benefit related to exercise of stock options	6,419	2,698
Provision for allowance for doubtful accounts	921	1,406
Net realized gains on sales of available-for-sale securities	(126)	(268)
Changes in operating assets and liabilities:
Interest receivable	1,780	(319)
Accounts receivable	(49,473)	(48,372)
Prepaid expenses and other current assets	(2,600)	(5,526)
Accounts payable and other current liabilities	(4,647)	13,099
Net change in other assets and liabilities	5,352	8,462

Net cash provided by operating activities	234,785	200,466

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,706,317)	(1,219,860)
Proceeds from sales and maturities of available-for-sale securities	1,604,976	1,541,001
Net change in funds held for clients’ money market securities and other cash equivalents	429,048	(368,714)
Net change in client fund deposits	(394,187)	(26,126)
Purchases of property and equipment	(38,552)	(26,976)
Proceeds from sales of property and equipment	25	3,371
Acquisition of businesses, net of cash acquired	(406)	—
Purchases of other assets	(2,397)	(956)

Net cash used in investing activities	(107,810)	(98,260)

FINANCING ACTIVITIES
Dividends paid	(109,960)	(94,561)
Proceeds from exercise of stock options	17,857	4,770

Net cash used in financing activities	(92,103)	(89,791)

Increase in cash and cash equivalents	34,872	12,415
Cash and cash equivalents, beginning of period	280,944	219,492

Cash and cash equivalents, end of period	$315,816	$231,907

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2005
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- and medium-sized businesses in the United States. The Company also has operations in Germany. The Company, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2005. Operating results and cash flows for the six months ended November 30, 2005 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ended May 31, 2006.
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
PEO revenue recognition: Professional Employer Organization (“PEO”) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, workers’ compensation costs, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $588.6 million and $538.3 million for the three months ended

November 30, 2005 and 2004, respectively, and $1,171.4 million and $1,078.3 million for the six months ended November 30, 2005 and 2004, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $500,000 under the fiscal 2005 policy and $750,000 under the fiscal 2006 policy.
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

November 30, 2005	$3,938	$5,739	$17,065
May 31, 2005	$3,702	$7,164	$13,963

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
Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.

The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands, except per
share amounts	2005	2004	2005	2004

Net income, as reported	$112,612	$86,865	$227,640	$174,586
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,040	4,215	9,335	8,469

Pro forma net income	$107,572	$82,650	$218,305	$166,117

Earnings per share:
Basic — as reported	$0.30	$0.23	$0.60	$0.46
Basic — pro forma	$0.28	$0.22	$0.58	$0.44

Diluted — as reported	$0.30	$0.23	$0.60	$0.46
Diluted — pro forma	$0.28	$0.22	$0.57	$0.44

For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. There were approximately 3.6 million and 2.5 million stock option grants during the six months ended November 30, 2005 and 2004, respectively. Stock options granted during the six months ended November 30, 2005 vest ratably over periods ranging between three and five years. The weighted-average fair value of stock options granted was $11.05 and $11.02, respectively, for the three and six months ended November 30, 2005, and $8.45 and $8.99, respectively, for the three and six months ended November 30, 2004.
The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2005	2004	2005	2004

Risk-free interest rate	4.3%	3.5%	4.0%	3.6%
Dividend yield	1.7%	1.7%	1.6%	1.6%
Volatility factor	.30	.31	.31	.31
Expected option term life in years	5.5	4.9	6.4	5.0

Additional information related to the Company’s stock option plans is detailed in Note G of these Notes to Consolidated Financial Statements.
New accounting pronouncements: On August 31, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and

Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP defers the requirement of SFAS No. 123(R), “Share-Based Payments,” that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The effective date of this guidance is upon initial adoption of SFAS No. 123(R). The Company is currently evaluating the guidance set forth in this FSP and anticipates applying it upon adoption of SFAS No. 123(R) for its fiscal year beginning June 1, 2006.
On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). The FSP states that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer, and (b) are expected to be communicated to the recipient within a relatively short period of time from the date of approval. The Company will apply the guidance set forth in this FSP upon adoption of SFAS No. 123(R) for its fiscal year beginning June 1, 2006, and does not expect application of this guidance to impact its results of operations.
On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP offers companies with share-based payment awards an alternate method for calculating the tax effects on additional paid-in capital resulting from the adoption of SFAS No. 123(R). An entity that adopts SFAS No. 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the alternate transition method described in this FSP. The Company is currently evaluating the guidance set forth in this FSP and will apply this guidance upon adoption of SFAS No. 123(R) for its fiscal year beginning June 1, 2006.
On October 3, 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP is effective in the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP will not have an impact on the Company’s results of operations or financial position.
On November 3, 2005, the FASB issued FSP No. FAS 115-1 and No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company’s results of operations or financial position.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
In thousands, except per	November 30,		November 30,
share amounts	2005	2004	2005	2004

Basic earnings per share:
Net income	$112,612	$86,865	$227,640	$174,586

Weighted-average common shares outstanding	379,268	378,265	379,046	378,185

Basic earnings per share	$0.30	$0.23	$0.60	$0.46

Diluted earnings per share:
Net income	$112,612	$86,865	$227,640	$174,586

Weighted-average common shares outstanding	379,268	378,265	379,046	378,185
Effect of dilutive stock options at average market price	1,988	1,431	1,679	1,514

Weighted-average common shares outstanding, assuming dilution	381,256	379,696	380,725	379,699

Diluted earnings per share	$0.30	$0.23	$0.60	$0.46

Weighted-average anti-dilutive stock options	2,686	5,728	4,187	4,971

Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.
For the three and six months ended November 30, 2005, stock options were exercised for 0.6 million and 1.0 million shares of the Company’s common stock, respectively, compared with 0.2 million and 0.4 million shares for the respective prior year periods.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

In thousands	November 30, 2005
		Gross	Gross
		unrealized	unrealized	Market
Type of issue:	Cost	gains	losses	value

Money market securities and other cash equivalents	$932,220	$—	$—	$932,220

Available-for-sale securities:
General obligation municipal bonds	753,616	577	(11,228)	742,965
Pre-refunded municipal bonds	220,894	244	(2,560)	218,578
Revenue municipal bonds	446,822	108	(5,997)	440,933
Auction rate securities	307,409	21	—	307,430
Other debt securities	168,951	—	(1,119)	167,832
Other equity securities	20	51	—	71

Total available-for-sale securities	1,897,712	1,001	(20,904)	1,877,809
Other	5,905	527	(23)	6,409

Total funds held for clients and corporate investments	$2,835,837	$1,528	$(20,927)	$2,816,438

In thousands	May 31, 2005
		Gross	Gross
		unrealized	unrealized	Market
Type of issue:	Cost	gains	losses	value

Money market securities and other cash equivalents	$1,361,268	$—	$—	$1,361,268

Available-for-sale securities:
General obligation municipal bonds	730,571	1,497	(7,042)	725,026
Pre-refunded municipal bonds	196,321	612	(1,112)	195,821
Revenue municipal bonds	414,358	697	(3,806)	411,249
Auction rate securities	293,550	—	—	293,550
Other debt securities	175,792	14	(762)	175,044
Other equity securities	20	48	—	68

Total available-for-sale securities	1,810,612	2,868	(12,722)	1,800,758
Other	5,169	254	(22)	5,401

Total funds held for clients and corporate investments	$3,177,049	$3,122	$(12,744)	$3,167,427

Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In thousands	2005	2005

Funds held for clients	$2,339,747	$2,740,761
Corporate investments	476,691	426,666

Total funds held for clients and corporate investments	$2,816,438	$3,167,427

The Company is exposed to credit risk from the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single instrument, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. At November 30, 2005, all short-term securities classified as cash equivalents and available-for-sale securities held at least an A-1 or equivalent rating, with approximately 98% of the available-for-sale bond securities holding an AA rating or better. The Company does not utilize derivative financial instruments to manage its interest rate risk.
The Company’s available-for-sale portfolio reflected a net unrealized loss position of $19.9 million at November 30, 2005 compared with $9.9 million at May 31, 2005. The change resulted from increases in long-term market interest rates. The gross unrealized losses at November 30, 2005 were comprised of 397 available-for-sale securities, which had a total market value of $1,424.7 million. The gross unrealized losses at May 31, 2005 were comprised of 327 available-for-sale securities with a total market value of $1,211.5 million.
The Company reviews its investment portfolios on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held at November 30, 2005 were not other-than-temporarily impaired. While certain available-for-sale debt securities have market values that are below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value is due to changes in interest rates and is not due to increased credit risk. At November 30, 2005 and May 31, 2005, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities at November 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2005
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$744,155	$741,543
Due after one year through three years	688,349	678,387
Due after three years through five years	277,154	272,677
Due after five years	188,054	185,202

Total available-for-sale securities	$1,897,712	$1,877,809

Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2005	2005

Land and improvements	$3,538	$3,402
Buildings and improvements	77,113	66,019
Data processing equipment	129,291	116,465
Software	62,282	58,463
Furniture, fixtures, and equipment	104,969	98,312
Leasehold improvements	42,105	35,958
Construction in progress	23,651	29,470

Total property and equipment, gross	442,949	408,089
Less: Accumulated depreciation and amortization	224,049	202,770

Property and equipment, net of accumulated depreciation	$218,900	$205,319

Depreciation expense was $12.6 million and $24.9 million for the three and six months ended November 30, 2005, respectively, as compared with $10.6 million and $20.9 million for the three and six months ended November 30, 2004, respectively. Construction in progress at November 30, 2005 and May 31, 2005 primarily represents costs for software being developed for internal use.

Note E: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2005	2005

Client lists and associate office license agreements	$121,147	$118,749
Other intangible assets	4,165	4,166

Total intangible assets, gross	125,312	122,915
Less: Accumulated amortization	58,832	51,457

Intangible assets, net of accumulated amortization	$ 66,480	$71,458

Amortization expense relating to intangible assets was $3.7 million and $7.4 million for the three and six months ended November 30, 2005, respectively, as compared with $3.9 million and $7.8 million for the three and six months ended November 30, 2004, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2006 and the following four fiscal years, as of November 30, 2005, is as follows:

Estimated
In thousands	amortization
Fiscal year ended May 31,	expense

2006	$14,777
2007	$13,100
2008	$11,411
2009	$ 9,719
2010	$ 8,140

Note F: Business Acquisition Reserves
As a result of business acquisitions made during fiscal year 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the acquisitions included reserves of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the six months ended November 30, 2005 for these reserves is summarized as follows:

	Balance at		Balance at
	May 31,	Utilization	November 30,
In thousands	2005	of reserve	2005

Severance costs	$ 618	$395	$ 223
Redundant lease costs	$2,490	$585	$1,905

The remaining severance payments will be complete by the end of fiscal 2008. The majority of redundant lease payments are expected to be complete in the fiscal year ended May 31, 2007,

with the remaining payments extending until 2015. Payments of $1.6 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at November 30, 2005.
Note G: Stock Option Plans
The Company’s 2002 Stock Incentive Plan (the “2002 Plan”) was amended and restated effective October 12, 2005 upon approval by the Company’s stockholders. The amendments included, among other changes, an increase of 20 million shares to the number of shares available under the 2002 Plan. The 2002 Plan now allows for granting of options to purchase up to 29.1 million shares of the Company’s common stock.
The following table summarizes stock option activity for the six months ended November 30, 2005:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2005	11,929	$29.15
Granted	3,615	$33.93
Exercised	(967)	$18.47
Cancelled	(293)	$34.50

Outstanding at November 30, 2005	14,284	$30.97

Exercisable at May 31, 2005	5,622	$25.50
Exercisable at November 30, 2005	5,809	$27.87

Included in the options granted during the six months ended November 30, 2005 is a grant on July 7, 2005 to the Company’s President and Chief Executive Officer of 250,000 options to purchase common stock at an exercise price of $33.68 per share, which became effective upon stockholder approval of the amendments to the 2002 Plan on October 12, 2005.
Historically, the Company has granted options to purchase common stock in an annual aggregate amount that is less than one percent of the outstanding common shares. With the July 2005 grant of options to purchase common stock, the Company has increased the annual amount to approximately one percent of outstanding common shares.
The stock options granted to employees during the six months ended November 30, 2005 vest ratably each year over periods ranging from three to five years. Options outstanding at November 30, 2005 had a weighted-average remaining contractual life of 7.1 years and exercise prices ranging from $8.72 to $51.38 per share.
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

Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2005	2004	2005	2004

Net income	$112,612	$86,865	$227,640	$174,586
Change in unrealized gains/losses of available-for-sale securities, net of taxes	(5,190)	(6,195)	(6,513)	2,269

Total comprehensive income	$107,422	$80,670	$221,127	$176,855

At November 30, 2005, the accumulated comprehensive loss was $12.9 million, which was net of taxes of $7.0 million. At May 31, 2005, the accumulated comprehensive loss was $6.4 million, which was net of taxes of $3.4 million.
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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the six months ended November 30, 2005.
At November 30, 2005, the Company also had standby letters of credit outstanding totaling $53.1 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2005 and July 2006. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the six months ended November 30, 2005.
The Company enters into various purchase commitments with vendors in the ordinary course of business. At November 30, 2005, the Company had outstanding commitments to purchase approximately $9.2 million of capital assets.
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
The Company and its wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”), are currently defendants in three lawsuits pending in Los Angeles Superior Court, one lawsuit pending in the United States District Court for the Central District of California, thirteen lawsuits pending in the United States Court of Appeals for the Ninth Circuit, and one lawsuit pending in the California Court of Appeal, Second District, all brought in calendar years 2002 and 2003 by licensees of payroll processing software owned by Rapid Payroll.
In August 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify the individual defendants as it relates to these pending matters.
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
In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc. et al. following a bench trial before a judge of the Los Angeles County Superior Court. The judgment provides that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court also ordered Rapid Payroll to support the Rapidpay software being used by Accuchex until such time as Rapid Payroll dissolves, which the court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The court rejected all of the other causes of action asserted by the plaintiff. The plaintiff has filed a Notice of Appeal to the California Court of Appeal, Second District.

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
Through November 30, 2005, the Company has entered into seventeen settlement agreements in similar cases totaling approximately $9.0 million.
Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all litigation totaled $22.6 million at November 30, 2005, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2005 and fiscal 2006 as actual settlements and incurred professional fees have been charged against the legal reserve.
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
Note J: Supplemental Cash Flow Information
Supplemental disclosures of non-cash financing activities and cash flow information is as follows:

	For the six months ended
	November 30,
In thousands	2005	2004

Income taxes paid	$93,512	$70,561
Tax benefit from the exercise of stock options	$6,419	$2,698

Note K: Related Party Transactions
During the three and six months ended November 30, 2005, the Company purchased approximately $0.3 million and $2.5 million of data processing equipment and software from EMC Corporation, compared with approximately $0.2 million and $2.0 million purchased in the respective periods last year. The President and Chief Executive Officer of EMC Corporation is a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three and six months ended November 30, 2005 and 2004, and our financial condition at November 30, 2005. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2005 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2005. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in our filings with the Securities and Exchange Commission (“SEC”), including our most recent Form 10-K filed on July 22, 2005:
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
Overview
We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services product lines offer a portfolio of products and services that allows our clients to meet their diverse payroll and human resource needs.
Our Payroll services are provided through either our Core Payroll or Major Market Services (“MMS”) and include:
•	payroll processing;

•	tax filing and payment services;

•	employee payment services; and

•	other payroll related services including regulatory compliance (new-hire reporting and garnishment processing).
MMS is utilized by clients that have more complex payroll and benefit needs. While MMS is focused on the more than fifty employees market segment, MMS has many clients with less than fifty employees that have more complex payroll requirements.
Our Human Resource Services primarily include:
•	retirement services administration;

•	employee benefits administration;

•	workers’ compensation insurance administration;

•	time and attendance solutions;

•	employee handbooks; and

•	comprehensive human resource administrative services.
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

For the three months ended November 30, 2005, we achieved record total revenues, net income, and diluted earnings per share. Our financial results for the three months ended November 30, 2005 as compared to the three months ended November 30, 2004 include the following highlights:
•	Increase of 30% in both net income and diluted earnings per share to $112.6 million and $0.30, respectively.

•	Total revenues were up 15%.

•	Payroll service revenue was up 9% to $303.9 million.

•	MMS revenue increased 26% to $53.4 million.

•	Retirement Services revenue grew 15%.

•	Administrative fee revenue from Paychex Premier (SM) Human Resources (“Paychex Premier (SM)”) increased 66%.

•	Operating income increased 25% to $158.6 million.
Our record financial performance during the three months ended November 30, 2005 was driven largely by service revenue growth of 13% as compared to the three months ended November 30, 2004. This growth in service revenue was attributable to client base growth, increased utilization of ancillary services, price increases, check volume growth and new-hire activity. Through the responsiveness of our business continuity plan and our colleagues throughout the hurricane regions and elsewhere, we were able to minimize the impact from the 2005 Hurricane Season. We anticipate our client base will be impacted by less than one percent.
Our financial growth was also impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Reserve has increased the Federal Funds rate 300 basis points since June 2004 to 4.00% as of November 30, 2005. On December 13, 2005, the Federal Reserve increased the Federal Funds rate to 4.25%. Our combined interest on funds held for clients and corporate investment income increased 74% for the three months ended November 30, 2005. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 3.0% during the three months ended November 30, 2005, compared with an average rate of return of 2.0% for the three months ended November 30, 2004. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.
At November 30, 2005, we maintained our strong financial position with total cash and corporate investments of $792.5 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $234.8 million for the six months ended November 30, 2005, as compared with $200.5 million for the six months ended November 30, 2004. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital expenditures, and current dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months and six months ended November 30, 2005, and our financial position as of November 30, 2005, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.

Outlook
Our current outlook for the full fiscal year ended May 31, 2006 is the same as provided in our Form 10-Q for the quarter ended August 31, 2005, except for the inclusion of the effect of the Federal Funds rate increases on November 1, 2005 and December 13, 2005.
The Federal Funds rate increases directly effect interest on funds held for clients and corporate investment income.
Our current outlook is summarized as follows:
•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 25% to 28%.

•	Total service revenue growth is projected to be in the range of 12% to 14%.

•	Interest on funds held for clients is expected to increase approximately 50% to 55%.

•	Total revenue growth is estimated to be in the range of 13% to 15%.

•	Corporate investment income is anticipated to increase approximately 80% to 85%.

•	The effective income tax rate is expected to approximate 31.5%.

•	Net income growth is expected to be in the range of 22% to 24%.
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
Our projections are based on current economic and interest rate conditions continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
			%			%
	2005	2004	Change	2005	2004	Change

Revenues:

Payroll service revenue	$303.9	$277.9	9%	$612.5	$557.7	10%
Human Resource Services revenue	75.1	57.0	32%	150.9	111.4	36%

Total service revenues	379.0	334.9	13%	763.4	669.1	14%
Interest on funds held for clients	20.8	12.4	68%	40.1	23.2	73%

Total revenues	399.8	347.3	15%	803.5	692.3	16%

Combined operating and SG&A expenses	241.2	220.4	9%	482.1	436.7	10%

Operating income	158.6	126.9	25%	321.4	255.6	26%

As a % of total revenues	40%	37%		40%	37%

Investment income, net	5.5	2.8	102%	10.4	5.0	108%

Income before income taxes	164.1	129.7	27%	331.8	260.6	27%

As a % of total revenues	41%	37%		41%	38%

Income taxes	51.5	42.8	20%	104.2	86.0	21%

Net income	$112.6	$86.9	30%	$227.6	$174.6	30%

As a % of total revenues	28%	25%		28%	25%

Diluted earnings per share	$0.30	$0.23	30%	$0.60	$0.46	30%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2005	2004	2005	2004

Average investment balances:
Funds held for clients	$2,733.9	$2,410.3	$2,738.0	$2,442.7
Corporate investments	798.0	556.6	764.3	543.8

Total	$3,531.9	$2,966.9	$3,502.3	$2,986.5

Average interest rates earned:
Funds held for clients	3.0%	2.0%	2.9%	1.9%
Corporate investments	2.7%	2.0%	2.7%	1.9%
Combined funds held for clients and corporate investment portfolios	3.0%	2.0%	2.9%	1.9%

Net realized gains:
Funds held for clients	$—	$—	$0.1	$0.3
Corporate investments	—	—	—	—

Total	$—	$—	$0.1	$0.3

As of :	November 30,	May 31,
($ in millions)	2005	2005

Net unrealized loss position on available-for-sale portfolio	$(19.9)	$(9.9)

Federal Funds rate (A)	4.00%	3.00%

Three-year “AAA” municipal securities yield	3.33%	2.85%

Total market value of available-for-sale securities	$1,877.8	$1,800.8

Average duration of available-for-sale securities portfolio in years (B)	2.0	2.1

Weighted average yield-to-maturity of available-for-sale securities portfolio (B)	2.7%	2.6%

(A)	On December 13, 2005, the Federal Funds rate was increased to 4.25%.

(B)	These items exclude the impact of auction rate securities as they are tied to short-term interest rates.

Revenues: The increases in payroll service revenues were attributable to client base growth, increased utilization of ancillary services, price increases, check volume growth, and new-hire activity for the three and six months ended November 30, 2005 compared with the respective periods last year.
As of November 30, 2005, 91% of all clients utilized our tax filing and payment services, compared with 90% at November 30, 2004. We believe that the client utilization percentage of our tax filing and payment services is near maturity. Our employee payment services were utilized by 67% of all clients at November 30, 2005, compared with 64% at November 30, 2004. Approximately 95% of new clients purchase our tax filing and payment services and more than 75% of new clients purchase employee payment services.
MMS revenue increased 26% and 27% for the three months and six months ended November 30, 2005 to $53.4 million and $105.7 million, respectively. Approximately one-third of new MMS clients are conversions from our Core Payroll service.
The increases in Human Resource Services revenue in the three months and six months ended November 30, 2005 compared with the respective periods last year were related to growth in the number of clients utilizing Retirement Services products, growth in clients and clients’ employees served by the Paychex Premier (SM) product, higher revenue for our PEO product, and growth in other Human Resource Services including time and attendance solutions, employee handbooks and flexible health benefit products.
Retirement Services revenue increased 15% and 16% for the three months and six months ended November 30, 2005 to $25.8 million and $50.4 million, respectively. At November 30, 2005, we serviced more than 36,000 Retirement Services clients, as compared with approximately 32,000 clients at November 30, 2004.
Our Paychex Premier (SM) product is a comprehensive payroll and integrated human resource and employee benefits outsourcing solution for small- to medium-sized businesses. Sales of the Paychex Premier (SM) product have been strong, as administrative fee revenue from this product increased 66% for the three months and 69% for the six months ended November 30, 2005 to $12.8 million and $25.0 million, respectively. As of November 30, 2005, our Paychex Premier (SM) product serviced over 193,000 client employees, as compared with over 133,000 client employees at November 30, 2004.
Our PEO product provides essentially the same services as Paychex Premier (SM) , except we serve as a co-employer of the client’s employees, assume the risk and reward of workers’ compensation insurance and provide more sophisticated health care offerings to PEO clients. The PEO product is available primarily for clients domiciled in Florida and Georgia, where the utilization of PEOs is more prevalent than other areas of the United States. Due to the characteristics of the PEO product, the revenue and profits from the PEO product fluctuate significantly between quarters. These fluctuations primarily relate to the assumption of the risk and reward of workers’ compensation insurance and, to a lesser extent, the other offerings unique to the PEO. The risks and rewards of workers’ compensation insurance result from changes in estimated losses under workers’ compensation policies as determined by actuaries, actual claims experience under our workers’ compensation policies, and changes in workers’ compensation legislation by the state of Florida.
Revenue from the PEO product increased 37% for the three months and 56% for the six months ended November 30, 2005 to $14.3 million and $32.5 million, respectively. As of November 30, 2005, our PEO product serviced over 56,000 client employees, as compared with over 53,000 client employees at November 30, 2004. We expect the full fiscal year 2006 growth in revenue from our PEO product to be in the range of 10% to 15% over PEO revenue of $53.7 million in fiscal 2005. The significant reduction in the last half of fiscal 2006 compared to fiscal 2005 is due to the factors mentioned in the preceding paragraphs.
Revenue from other Human Resource Services increased 36% for the three months and 33% for the six months ended November 30, 2005 to $22.2 million and $43.0 million, respectively.
For the three months and six months ended November 30, 2005, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances. The higher average portfolio balances were driven by client base growth, check volume growth within our current client base, and increased utilization of our tax filing and payment services and employee payment services. See the “Market Risk Factors” section for more information on changing rates.

Combined operating and SG&A expenses: The following tables summarize total combined operating and selling, general, and administrative (“SG&A”) expenses:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
			%			%
In millions	2005	2004	Change	2005	2004	Change

Compensation-related expenses	$154.0	$135.8	13%	$304.8	$267.8	14%
Facilities (excluding depreciation) expenses	11.9	12.1	-2%	23.4	23.3	0%
Depreciation of property and equipment	12.6	10.6	19%	24.9	20.9	19%
Amortization of intangible assets	3.7	3.9	-7%	7.4	7.8	-6%
Other expenses	59.0	58.0	2%	121.6	116.9	4%

Total operating and SG&A expenses	$241.2	$220.4	9%	$482.1	$436.7	10%

As a % of total service revenues	64%	66%		63%	65%
For the three months and six months ended November 30, 2005, combined operating and SG&A expenses increased primarily as a result of our investments in personnel, information technology, and other costs incurred to support our revenue growth. At November 30, 2005, we had approximately 10,600 employees compared with approximately 9,700 at November 30, 2004.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Depreciation expense increased due to the purchase in May 2005 of a 127,000-square-foot building in Rochester, New York and higher levels of capital expenditures. Amortization of intangible assets is primarily related to client lists obtained from previous acquisitions, which are amortized using accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: The increases in operating income for the three months and six months ended November 30, 2005, as compared with the respective periods last year are attributable to the factors previously discussed. Operating income (excluding interest on funds held for clients) increased 20% and 21% for the three months and six months ended November 30, 2005 to $137.8 million and $281.3 million, respectively.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increases in investment income in the three months and six months ended November 30, 2005 as compared to the respective periods last year are due to increases in average interest rates earned and increases in average portfolio balances resulting from investment of cash generated from our ongoing operations.

Income taxes: Our effective income tax rate was 31.4%, during the three months and six months ended November 30, 2005 compared with 33.0% in each of the respective periods last year. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate.
Net income: The increases in net income for the three months and six months ended November 30, 2005, as compared with the respective periods last year are attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
At November 30, 2005, our principal source of liquidity was $792.5 million in cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital expenditures, and current dividend payments for the foreseeable future.
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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the six months ended November 30, 2005.
At November 30, 2005, we had standby letters of credit outstanding totaling $53.1 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between December 2005 and July 2006. The letters of credit are secured by investments held in our corporate portfolios including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the six months ended November 30, 2005.
We enter into various purchase commitments with vendors in the ordinary course of business. At November 30, 2005, we had outstanding commitments to purchase approximately $9.2 million of capital assets.
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
Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2005	2004

Net income	$227.6	$174.6
Non-cash adjustments to net income	56.7	58.5
Cash provided by changes to working capital and other assets and other liabilities	(49.5)	(32.6)

Net cash provided by operating activities	$234.8	$200.5

The increase in our operating cash flows for the six months ended November 30, 2005 reflects higher net income adjusted for non-cash items, and increased cash from working capital. The fluctuation in working capital between periods was primarily the result of timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2005	2004

Net change in funds held for clients and corporate investment activities	$(66.5)	$(73.7)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(38.5)	(23.6)
Acquisition of businesses, net of cash acquired	(0.4)	—
Purchases of other assets	(2.4)	(1.0)

Net cash used in investing activities	$(107.8)	$(98.3)

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
Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $23.7 million at November 30, 2005 and $29.5 million at May 31, 2005. A significant portion of these costs represents software being developed for internal use.
We purchased approximately $0.3 million and $2.5 million of data processing equipment and software from EMC Corporation during the three months and six months ended November 30, 2005, compared with approximately $0.2 million and $2.0 million purchased in the respective prior year periods. The President and Chief Executive Officer of EMC Corporation is a member of our Board of Directors.
Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2005	2004

Dividends paid	$(110.0)	$(94.6)
Proceeds from exercise of stock options	17.9	4.8

Net cash used in financing activities	$(92.1)	$(89.8)

Cash dividends per common share	$0.29	$0.25

Dividends paid: During the three months ended November 30, 2005, our Board of Directors declared an increase in the quarterly dividend to $0.16 per share from $0.13 per share, which was paid November 15, 2005 to stockholders of record as of November 1, 2005. In October 2004, our Board of Directors declared an increase in the quarterly dividend from $0.12 per share to $0.13 per share. Future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board of Directors.
Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the number of shares exercised from 0.4 million shares during the six months ended November 30, 2004 to 1.0 million shares during the six months ended November 30, 2005, and an increase in the average exercise price per share. We have recognized a tax benefit from the exercise of stock options of $6.4 million for the six months ended November 30, 2005 as compared to $2.7 million for the six months ended November 30, 2004. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

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
During the six months ended November 30, 2005, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.9% compared with 1.9% for the same period last year. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
Increases in interest rates increase earnings from our short-term investments, which totaled approximately $0.9 billion at November 30, 2005, and over time will increase earnings from our longer-term available-for-sale investments, which totaled approximately $1.9 billion at November 30, 2005. Earnings from the available-for-sale-investments, which currently have an average duration of 2.0 years, excluding the impact of auction rate securities tied to short term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing interest rate environment will generally result in a decrease in the market value of our investment portfolio.
The cost and market value of available-for-sale securities at November 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2005
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$744,155	$741,543
Due after one year through three years	688,349	678,387
Due after three years through five years	277,154	272,677
Due after five years	188,054	185,202

Total available-for-sale securities	$1,897,712	$1,877,809

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2006	May 31,	May 31,
	year-to-date	2005	2004

Federal Funds rate — beginning of period	3.00%	1.00%	1.25%
Rate increase/(decrease):
First quarter	0.50%	0.50%	(0.25)%
Second quarter	0.50%	0.50%	—
Third quarter	NA	0.50%	—
Fourth quarter	NA	0.50%	—

Federal Funds rate — end of period	4.00%	3.00%	1.00%

Three-year “AAA” municipal securities yield — end of period	3.33%	2.85%	2.50%

On December 13, 2005, the Federal Funds rate was increased to 4.25%.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale investments;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous.
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
The combined funds held for clients and corporate available-for-sale investment portfolios reflected a net unrealized loss position of $19.9 million at November 30, 2005, compared with $9.9 million at May 31, 2005. During the six months ended November 30, 2005, the net unrealized loss position ranged from $21.6 million to $6.1 million. Our investment portfolios reflected a net unrealized loss position of approximately $19.3 million at December 15, 2005.
As of November 30, 2005 and May 31, 2005, we had $1.9 billion and $1.8 billion invested in available-for-sale securities at market value, with weighted average yields to maturity of 2.7% and 2.6%, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our portfolio of securities at November 30, 2005, would be approximately $8.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other than temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single instrument. At November 30, 2005, all available-for-sale and short-term securities classified as cash equivalents held an A-1 or equivalent rating, with approximately 98% of available-for-sale securities holding an AA rating or better.
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
There have been no changes in our critical accounting policies during the six months ended November 30, 2005.
NEW ACCOUNTING PROUNCEMENTS
On August 31, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” This FSP defers the requirement of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” that a freestanding financial instrument originally subject to SFAS No. 123(R) becomes subject to the recognition and measurement requirements of other applicable U.S. generally accepted accounting principles when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The effective date of this guidance is upon initial adoption of SFAS No. 123(R). We are currently evaluating the guidance set forth in this FSP and anticipate applying it upon adoption of SFAS No. 123(R) for our fiscal year beginning June 1, 2006.
On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” This FSP provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). The FSP states that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer, and (b) are expected to be communicated to the recipient within a relatively short period of time from the date of approval. We will apply the guidance set forth in this FSP upon adoption of SFAS No. 123(R) for our fiscal year beginning June 1, 2006, and do not expect application of this guidance to impact our results of operations.
On November 10, 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP offers companies with share-based payment awards an alternate method for calculating the tax effects on additional paid-in capital resulting from the adoption of SFAS No. 123(R). An entity that adopts SFAS No. 123(R) using either modified retrospective or modified prospective application may make a one-time election to adopt the alternate transition method described in this FSP. We are currently evaluating the guidance set forth in this FSP and will apply this guidance upon adoption of SFAS No. 123(R) for our fiscal year beginning June 1, 2006.
On October 3, 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP is effective in the first reporting period beginning after December 15, 2005. We have historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP will not have an impact on our results of operations or financial position.
On November 3, 2005, the FASB issued FSP No. FAS 115-1 and No. FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. We are currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on our results of operations or financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK
The information called for by this item is provided under the caption “Market Risk Factors” under ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and is incorporated herein by reference.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms.
Changes in Internal Control Over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2005, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Stockholders was held on October 12, 2005. There were present at the meeting, either in person or by proxy, holders of 345,789,202 Common Shares. Stockholders elected the seven Directors nominated in the August 31, 2005 Proxy Statement, to hold office until the next Annual Meeting of Stockholders. At the Annual Meeting, the stockholders also approved the amendment of the Paychex, Inc. 2002 Stock Incentive Plan (the “2002 Plan”) to increase the types of awards that may be granted under the 2002 Plan and increase the shares available for issuance under the 2002 Plan, and did not elect to amend the Company’s bylaws to incorporate a stockholder proposal for majority voting in electing the Board of Directors.
Results of stockholder voting are as follows:

Election of Directors	For	Withheld

David J. S. Flaschen	321,387,660	24,401,543
B. Thomas Golisano	326,989,535	18,799,669
Phillip Horsley	327,616,616	18,172,587
Grant M. Inman	327,509,271	18,279,932
Jonathan J. Judge	327,590,749	18,198,454
J. Robert Sebo	325,325,106	20,464,097
Joseph M. Tucci	322,047,323	23,741,881

Amendment of the 2002 Stock Incentive
Plan	For	Against	Abstain

	264,345,916	28,531,960	2,171,405

Stockholder Proposal—Majority Voting	For	Against	Abstain

	55,027,965	236,986,048	3,035,269

ITEM 5. OTHER INFORMATION
We filed a report on Form 8-K on November 23, 2005 reporting that our Board of Directors appointed Pamela A. Joseph as a board member. It is expected that Ms. Joseph will be named to serve on our Audit Committee. Ms. Joseph, Chairman and CEO of NOVA Information Systems, is a 20-year veteran of the financial services industry.
ITEM 6. EXHIBITS
Exhibits:
(1)	Exhibit 31.1: Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(2)	Exhibit 31.2: Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.

(3)	Exhibit 32.1: Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(4)	Exhibit 32.2: Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date: December 21, 2005	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: December 21, 2005	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary