Form 10-Q
period 2006-02-28
PAYCHEX INC
filed 2006-03-28
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	379,773,077 Shares

CLASS	OUTSTANDING AT FEBRUARY 28, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2006	2005	2006	2005

Revenues:
Service revenues	$401,883	$357,094	$1,165,326	$1,026,173
Interest on funds held for clients	28,703	16,767	68,790	39,948

Total revenues	430,586	373,861	1,234,116	1,066,121

Expenses:
Operating expenses	145,486	129,847	414,257	374,291
Selling, general and administrative expenses	124,500	108,632	337,834	300,882

Total expenses	269,986	238,479	752,091	675,173

Operating income	160,600	135,382	482,025	390,948

Investment income, net	6,358	3,099	16,769	8,109

Income before income taxes	166,958	138,481	498,794	399,057

Income taxes	52,424	45,699	156,620	131,689

Net income	$114,534	$92,782	$342,174	$267,368

Basic earnings per share	$0.30	$0.25	$0.90	$0.71

Diluted earnings per share	$0.30	$0.24	$0.90	$0.70

Weighted-average common shares outstanding	379,680	378,403	379,245	378,257

Weighted-average common shares outstanding, assuming dilution	381,751	379,814	381,055	379,737

Cash dividends per common share	$0.16	$0.13	$0.45	$0.38

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	February 28,	May 31,
	2006	2005

ASSETS
Cash and cash equivalents	$135,718	$77,669
Corporate investments	798,824	629,871
Interest receivable	28,260	31,108
Accounts receivable, net of allowance for doubtful accounts	155,321	161,849
Deferred income taxes	37,108	21,373
Prepaid income taxes	—	5,781
Prepaid expenses and other current assets	25,379	20,587

Current assets before funds held for clients	1,180,610	948,238
Funds held for clients	3,839,591	2,979,348

Total current assets	5,020,201	3,927,586
Property and equipment, net of accumulated depreciation	223,561	205,319
Intangible assets, net of accumulated amortization	63,650	71,458
Goodwill	405,842	405,992
Other long-term assets	6,341	7,277

Total assets	$5,719,595	$4,617,632

LIABILITIES
Accounts payable	$28,005	$30,385
Accrued compensation and related items	120,674	106,635
Deferred revenue	5,339	4,271
Accrued income taxes	21,160	—
Legal reserve	21,484	25,271
Other current liabilities	32,274	28,391

Current liabilities before client fund deposits	228,936	194,953
Client fund deposits	3,851,815	2,985,386

Total current liabilities	4,080,751	3,180,339
Deferred income taxes	16,769	17,759
Other long-term liabilities	41,485	33,858

Total liabilities	4,139,005	3,231,956

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares;
Issued and outstanding: 379,773 shares at February 28, 2006 and 378,629 shares at May 31, 2005, respectively	3,798	3,786
Additional paid-in capital	269,792	240,700
Retained earnings	1,319,074	1,147,611
Accumulated other comprehensive loss	(12,074)	(6,421)

Total stockholders’ equity	1,580,590	1,385,676

Total liabilities and stockholders’ equity	$5,719,595	$4,617,632

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the nine months ended
	February 28,	February 28,
	2006	2005

OPERATING ACTIVITIES
Net income	$342,174	$267,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	49,165	43,467
Amortization of premiums and discounts on available-for-sale securities	20,775	21,425
(Benefit)/provision for deferred income taxes	(13,659)	2,187
Tax benefit related to exercise of stock options	7,531	3,374
Provision for allowance for doubtful accounts	1,563	2,435
Net realized gains on sales of available-for-sale securities	(624)	(99)
Changes in operating assets and liabilities:
Interest receivable	2,848	3,039
Accounts receivable	5,067	(13,498)
Prepaid expenses and other current assets	989	(3,340)
Accounts payable and other current liabilities	34,497	28,435
Net change in other assets and liabilities	7,552	11,657

Net cash provided by operating activities	457,878	366,450

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(66,541,674)	(61,715,987)
Proceeds from sales and maturities of available-for-sale securities	66,193,814	61,733,483
Net change in funds held for clients’ money market securities and other cash equivalents	(720,129)	(645,835)
Net change in client fund deposits	877,688	507,948
Purchases of property and equipment	(56,318)	(40,983)
Proceeds from sales of property and equipment	27	3,506
Acquisition of businesses, net of cash acquired	(726)	—
Purchases of other assets	(3,373)	(1,270)

Net cash used in investing activities	(250,691)	(159,138)

FINANCING ACTIVITIES
Dividends paid	(170,711)	(143,757)
Proceeds from exercise of stock options	21,573	6,581

Net cash used in financing activities	(149,138)	(137,176)

Increase in cash and cash equivalents	58,049	70,136
Cash and cash equivalents, beginning of period	77,669	42,581

Cash and cash equivalents, end of period	$135,718	$112,717

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2006
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (the “Company”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- and medium-sized businesses in the United States. The Company also has approximately 450 clients in Germany. The Company, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2005. Operating results and cash flows for the nine months ended February 28, 2006 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ended May 31, 2006.
Prior periods presented reflect the change in classification of variable rate demand notes (“VRDNs”) and auction rate securities from cash equivalents to available-for-sale securities. This reclassification had no impact on reported consolidated earnings.
VRDNs are variable rate securities where the interest rate is periodically reset, as established at the time of the notes issuance, and is often tied to short-term interest rates. However, the contractual maturity on these notes is typically twenty to thirty years. The Company invests in these securities to provide near-term liquidity as it can tender the notes at par to a remarketing agent either daily or within five business days. Auction rate securities are also variable rate and tied to short-term interest rates with maturities in excess of ninety days. Interest rates on these securities reset through a Dutch auction, at predetermined short-term intervals, usually every seven, twenty-eight, thirty-five or forty-nine days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although VRDNs and auction rate securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature. The Company has historically classified these securities as cash equivalents if the period between interest rate resets was ninety days or less.
Based on the Company’s review of the maturity dates associated with the underlying securities and as liquidity is provided by a party other than the original issuer, the Company has reclassified VRDNs and auction rate securities, previously classified as cash equivalents, to available-for-sale securities, within corporate investments and funds held for clients, for each of the periods presented in the accompanying Consolidated Balance Sheets. This reclassification was $1.6 billion from cash equivalents to available-for-sale securities within funds held for clients as of both February 28, 2006 and May 31, 2005, and $301.6 million and $203.3 million from cash and cash equivalents to corporate investments as of February 28, 2006 and May 31, 2005, respectively. In addition, “Purchases of available-for-sale securities,” “Proceeds from sales and maturities of available-for-sale securities,” “Net change in funds held for clients’ money market securities and other cash equivalents,” and “Net realized gains on sales of available-for-sale securities” included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of VRDNs and auction rate securities during the periods presented.
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
PEO revenue recognition: Professional Employer Organization (“PEO”) revenues are included in service revenues and are reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $628.3 million and $591.6 million for the three months ended February 28, 2006 and 2005, respectively, and $1.8 billion and $1.7 billion for the nine months ended February 28, 2006 and 2005, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $500,000 under the fiscal 2005 policy and $750,000 under the fiscal 2006 policy.
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

February 28, 2006	$2,853	$6,760	$18,129
May 31, 2005	$3,702	$7,164	$13,963
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
Software development and enhancements: Expenditures for major software purchases and software developed for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of the related assets. For software developed or obtained for internal use, costs are capitalized in accordance with Statement of Position 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software costs include external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs, along with other long-lived assets, is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.
The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands, except per share amounts	2006	2005	2006	2005

Net income, as reported	$114,534	$92,782	$342,174	$267,368
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,034	4,065	14,369	12,534

Pro forma net income	$109,500	$88,717	$327,805	$254,834

Earnings per share:
Basic — as reported	$0.30	$0.25	$0.90	$0.71
Basic — pro forma	$0.29	$0.23	$0.86	$0.67

Diluted — as reported	$0.30	$0.24	$0.90	$0.70
Diluted — pro forma	$0.29	$0.23	$0.86	$0.67
For purposes of pro forma disclosures, the estimated fair value of the stock option grant is amortized to expense over the option’s vesting period. There were no stock option grants in the three months ended February 28, 2006 and 2005. There were approximately 3.6 million and 2.5 million stock option grants during the nine months ended February 28, 2006 and 2005, respectively. Stock options granted during the nine months ended February 28, 2006 vest ratably over periods ranging between three and five years. The weighted-average fair value of stock options granted was $11.02 and $8.99 for the nine months ended February 28, 2006 and 2005, respectively. The fair value of these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	For the nine months ended
	February 28,
	2006	2005

Risk-free interest rate	4.0%	3.6%
Dividend yield	1.6%	1.6%
Volatility factor	0.31	0.31
Expected option term life in years	6.4	5.0
Additional information related to the Company’s stock option plans is detailed in Note G of these Notes to Consolidated Financial Statements.
New accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values measured at the date of grant. The pro forma disclosure of the effect on net earnings and earnings per share as if the Company had applied the fair value method of accounting for stock-based compensation under SFAS No. 123 is contained in this Note A to the Consolidated Financial Statements under the heading “Stock-based compensation costs.” However, the calculation of compensation costs for stock-based payment transactions in accordance with SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123. The Company is currently evaluating the new standard and the methods of adoption and plans to adopt this standard for its fiscal year beginning June 1, 2006. Based upon the Company’s current review of the new rules and anticipated equity awards, it expects adoption of SFAS No. 123(R) will negatively impact net income by approximately 5% in fiscal 2007.
The following FASB Staff Positions (“FSP”) issued during the Company’s fiscal year ended May 31, 2006 and related to SFAS No. 123(R) are currently being evaluated and will be applied upon adoption of SFAS No. 123(R) for the Company’s fiscal year beginning June 1, 2006:
•	FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R);”

•	FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement 123(R);”

•	FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards;” and

•	FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP is effective in the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP will not have an impact on the Company’s results of operations or financial position.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company’s results of operations or financial position.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands, except per share amounts	2006	2005	2006	2005

Basic earnings per share:
Net income	$114,534	$92,782	$342,174	$267,368

Weighted-average common shares outstanding	379,680	378,403	379,245	378,257

Basic earnings per share	$0.30	$0.25	$0.90	$0.71

Diluted earnings per share:
Net income	$114,534	$92,782	$342,174	$267,368

Weighted-average common shares outstanding	379,680	378,403	379,245	378,257
Effect of dilutive stock options at average market price	2,071	1,411	1,810	1,480

Weighted-average common shares outstanding, assuming dilution	381,751	379,814	381,055	379,737

Diluted earnings per share	$0.30	$0.24	$0.90	$0.70

Weighted-average anti-dilutive stock options	1,214	3,975	3,196	4,639
Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.
For the three and nine months ended February 28, 2006 stock options were exercised for 0.1 million and 1.1 million shares of the Company’s common stock, respectively, compared with 0.1 million and 0.5 million shares, respectively, for the three and nine months ending February 28, 2005.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

In thousands	February 28, 2006
		Gross	Gross
		unrealized	unrealized	Market
Type of issue:	Cost	gains	losses	value

Money market securities and other cash equivalents	$745,441	$—	$—	$745,441
Available-for-sale securities:
General obligation municipal bonds	794,264	499	(10,548)	784,215
Pre-refunded municipal bonds	218,730	198	(2,431)	216,497
Revenue municipal bonds	436,197	106	(5,422)	430,881
Auction rate securities and variable rate demand notes	2,226,658	50	—	2,226,708
U.S. government securities	228,938	6	(1,084)	227,860
Other equity securities	20	55	—	75

Total available-for-sale securities	3,904,807	914	(19,485)	3,886,236
Other	6,172	581	(15)	6,738

Total funds held for clients and corporate investments	$4,656,420	$1,495	$(19,500)	$4,638,415

In thousands	May 31, 2005
		Gross	Gross
		unrealized	unrealized	Market
Type of issue:	Cost	gains	losses	value

Money market securities and other cash equivalents	$36,571	$—	$—	$36,571
Available-for-sale securities:
General obligation municipal bonds	730,571	1,497	(7,042)	725,026
Pre-refunded municipal bonds	196,321	612	(1,112)	195,821
Revenue municipal bonds	414,358	697	(3,806)	411,249
Auction rate securities and variable rate demand notes	2,060,037	2	—	2,060,039
U.S. government securities	175,792	14	(762)	175,044
Other equity securities	20	48	—	68

Total available-for-sale securities	3,577,099	2,870	(12,722)	3,567,247
Other	5,169	254	(22)	5,401

Total funds held for clients and corporate investments	$3,618,839	$3,124	$(12,744)	$3,609,219

Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In thousands	2006	2005

Funds held for clients	$3,839,591	$2,979,348
Corporate investments	798,824	629,871

Total funds held for clients and corporate investments	$4,638,415	$3,609,219

The Company is exposed to credit risk from the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1-rated short-term securities, limiting amounts that can be invested in any single issuer and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. The Company does not utilize derivative financial instruments to manage its interest rate risk.
The Company’s available-for-sale portfolio reflected a net unrealized loss position of $18.6 million at February 28, 2006 compared with $9.9 million at May 31, 2005. The change resulted from increases in long-term market interest rates. The gross unrealized losses at February 28, 2006 were comprised of 400 available-for-sale securities, which had a total market value of $1.5 billion. The gross unrealized losses at May 31, 2005 were comprised of 327 available-for-sale securities with a total market value of $1.2 billion.
The Company reviews its investment portfolios on an ongoing basis to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held at February 28, 2006 were not other-than-temporarily impaired. While certain available-for-sale debt securities have market values that are below cost, the Company believes it is probable that the principal and interest will be collected in accordance with contractual terms, and the decline in the market value is due to changes in interest rates and is not due to increased credit risk. At February 28, 2006 and May 31, 2005, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that have stated maturities at February 28, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2006
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$500,994	$498,248
Due after one year through three years	667,620	658,255
Due after three years through five years	404,316	399,962
Due after five years	2,275,566	2,273,406

Total available-for-sale securities	$3,848,496	$3,829,871

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities is typically twenty to thirty years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2006	2005

Land and improvements	$3,544	$3,402
Buildings and improvements	77,104	66,019
Data processing equipment	132,637	116,465
Software	64,714	58,463
Furniture, fixtures, and equipment	108,278	98,312
Leasehold improvements	45,700	35,958
Construction in progress	27,365	29,470

Total property and equipment, gross	459,342	408,089
Less: Accumulated depreciation and amortization	235,781	202,770

Property and equipment, net of accumulated depreciation	$223,561	$205,319

Depreciation expense was $13.2 million and $38.1 million for the three and nine months ended February 28, 2006, respectively, as compared with $10.8 million and $31.7 million for the three and nine months ended February 28, 2005, respectively.
Within construction in progress, there are costs for software being developed for internal use of $24.0 million and $18.9 million at February 28, 2006 and May 31, 2005, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note E: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2006	2005

Client lists and associate office license agreements	$122,035	$118,749
Other intangible assets	4,165	4,166

Total intangible assets, gross	126,200	122,915
Less: Accumulated amortization	62,550	51,457

Intangible assets, net of accumulated amortization	$ 63,650	$71,458

Amortization expense relating to intangible assets was $3.7 million and $11.1 million for the three and nine months ended February 28, 2006, respectively, as compared with $4.0 million and $11.8 million for the three and nine months ended February 28, 2005, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2006 and the following four fiscal years, as of February 28, 2006, is as follows:

Estimated
In thousands	amortization
Fiscal year ended May 31,	expense

2006	$14,839
2007	$13,290
2008	$11,576
2009	$ 9,859
2010	$ 8,256
Note F: Business Acquisition Reserves
As a result of business acquisitions made during fiscal year 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the acquisitions included reserves of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the nine months ended February 28, 2006 for these reserves is summarized as follows:

	Balance at	Utilization	Balance at
	May 31,	of	February 28,
In thousands	2005	reserve	2006

Severance costs	$ 618	$418	$ 200
Redundant lease costs	$2,490	$900	$1,590

The remaining severance payments will be complete by the end of the fiscal year ended May

31, 2008. The majority of redundant lease payments are expected to be complete in the fiscal year ended May 31, 2007, with the remaining payments extending until 2015. Payments of $1.3 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at February 28, 2006.
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
The following table summarizes stock option activity for the nine months ended February 28, 2006.

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2005	11,929	$29.15
Granted	3,615	$33.93
Exercised	(1,144)	$18.86
Cancelled	(444)	$34.38

Outstanding at February 28, 2006	13,956	$31.06

Exercisable at February 28, 2006	5,621	$28.07
Exercisable at May 31, 2005	5,622	$25.50
Included in the options granted during the nine months ended February 28, 2006 is a grant on July 7, 2005 to the Company’s President and Chief Executive Officer of 250,000 options to purchase common stock at an exercise price of $33.68 per share, which became effective upon stockholder approval of the amendments to the 2002 Plan on October 12, 2005.
Historically, the Company has granted options to purchase common stock in an annual aggregate amount that is less than one percent of the outstanding common shares. With the July 2005 grant of options to purchase common stock, the Company has increased the annual amount to approximately one percent of outstanding common shares.
The stock options granted to employees during the nine months ended February 28, 2006 vest ratably each year over periods ranging from three to five years. Options outstanding at February 28, 2006 had a weighted-average remaining contractual life of 6.9 years and exercise prices ranging from $8.72 to $51.38 per share.
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

Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands	2006	2005	2006	2005

Net income	$114,534	$92,782	$342,174	$267,368
Change in unrealized gains/losses of available-for-sale securities, net of taxes	861	(4,417)	(5,653)	(2,148)

Total comprehensive income	$115,395	$88,365	$336,521	$265,220

At February 28, 2006, the accumulated comprehensive loss was $12.1 million, which was net of taxes of $6.5 million. At May 31, 2005, the accumulated comprehensive loss was $6.4 million, which was net of taxes of $3.4 million.
Note I: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial Institution	Amount Available	Expiration Date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Fleet National Bank, a Bank of America company	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2006.
At February 28, 2006, the Company also had standby letters of credit outstanding totaling $53.4 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2006 and December 2008. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2006.
The Company enters into various purchase commitments with vendors in the ordinary course of business. At February 28, 2006, the Company had outstanding commitments to purchase approximately $8.4 million of capital assets.
The Company guarantees performance of service on annual maintenance contracts for clients who financed their contracts through a third party. In the normal course of business, the Company makes representations and warranties that guarantee the performance of its services under service arrangements with clients. In addition, the Company has entered into indemnification agreements with its officers and directors, which require it to defend and, if necessary, indemnify these individuals for matters related to their services provided to the Company. The Company does not anticipate incurring any material losses related to such guarantees and indemnifications.
The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also has insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability and acts of terrorism, and capacity for deductibles and self-insured retentions through its captive insurance company.
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes related to breach of contract, employment-related claims and other matters.
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
In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc., et al. following a bench trial before a judge of the Los Angeles County Superior Court. The judgment provides that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court also ordered Rapid Payroll to support the Rapidpay software being used by Accuchex until such time as Rapid Payroll dissolves, which the court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The court rejected all of the other causes of action asserted by the plaintiff. The plaintiff has filed a Notice of Appeal to the California Court of Appeal, Second District.

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
Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all litigation totaled $21.5 million at February 28, 2006, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2006 as actual settlements and incurred professional fees have been charged against it.
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
Note J: Supplemental Cash Flow Information
Supplemental disclosures of non-cash financing activities and cash flow information is as follows:

	For the nine months ended
	February 28,
In thousands	2006	2005

Income taxes paid	$135,881	$105,166
Tax benefit from the exercise of stock options	$7,531	$3,374
Note K: Related Party Transactions
During the three and nine months ended February 28, 2006, the Company purchased approximately $0.2 million and $2.7 million of data processing equipment and software from EMC Corporation, compared with approximately $0.3 and $2.3 million purchased in the respective periods last year. The President and Chief Executive Officer of EMC Corporation is a member of the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three and nine months ended February 28, 2006 and 2005, and our financial condition at February 28, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenues, expenses, net income and financial condition. This review should be read in conjunction with the February 28, 2006 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Form 10-Q. This review should also be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2005. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be” and other similar phrases. All statements addressing operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks and those that are described in our filings with the Securities and Exchange Commission (“SEC”), including our most recent Form 10-K filed on July 22, 2005:
•	changes in demand for our products and services, ability to develop and market new products and services effectively, pricing changes and impact of competition, and the availability of skilled workforce;

•	general market and economic conditions, including, among others, changes in United States employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates and changes in the market value and the credit rating of securities held by us;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including 401(k) plans, workers’ compensation, state unemployment and section 125 plans;

•	changes in our Professional Employer Organization (“PEO”) direct costs, including, but not limited to, workers’ compensation rates and underlying claims trends;

•	changes in technology, including use of the Internet;

•	the possibility of failure of our operating facilities, computer systems and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of clients to meet payroll obligations;

•	the possibility of failure in internal controls or the inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
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
We earn revenues primarily through recurring fees for services performed related to our products. Service revenues are primarily driven by the number of clients, utilization of ancillary services and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the respective tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance while providing high-quality, timely, accurate and affordable services, growing our client base, increasing utilization of our ancillary services and leveraging our technological and operating infrastructure.

For the three months ended February 28, 2006, we achieved record total revenues, net income, and diluted earnings per share. Our financial results for the three months ended February 28, 2006 as compared to the three months ended February 28, 2005 include the following highlights:
•	Increase of 23% in net income to $114.5 million.

•	Diluted earnings per share was $0.30, an increase of 25%.

•	Total revenues were up 15%.

•	Payroll service revenue was up 10% to $320.0 million.

•	Human Resource Services revenue grew 24% to $81.9 million.
Our financial performance during the three months ended February 28, 2006 was driven largely by service revenue growth of 13% as compared to the three months ended February 28, 2005. This growth in service revenue was attributable to client base growth, increased utilization of ancillary services, price increases, check volume growth and new-hire activity.
Our financial performance was also impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Reserve has increased the Federal Funds rate 350 basis points since June 2004 to 4.50% as of February 28, 2006. Our combined interest on funds held for clients and corporate investment income increased 76% for the three months ended February 28, 2006. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 3.2% during the three months ended February 28, 2006, compared with an average rate of return of 2.2% for the three months ended February 28, 2005. The impact of changes in interest rates and related risks are discussed in more detail in the “Market Risk Factors” section of this review.
At February 28, 2006, we maintained our strong financial position with total cash and corporate investments of $934.5 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $457.9 million for the nine months ended February 28, 2006, as compared with $366.5 million for the nine months ended February 28, 2005. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital expenditures, and current dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months and nine months ended February 28, 2006, and our financial position as of February 28, 2006, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.

Outlook
Our guidance for the full fiscal year ended May 31, 2006 is provided, including the effect of the Federal Funds rate increase on January 31, 2006. The Federal Funds rate increases directly effect interest on funds held for clients and corporate investment income.
Our guidance is summarized as follows:
•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 26% to 28%.

•	Total service revenue growth is projected to be in the range of 12% to 14%.

•	Interest on funds held for clients is expected to increase approximately 60% to 65%.

•	Total revenue growth is estimated to be in the range of 14% to 16%.

•	Corporate investment income is anticipated to increase approximately 95% to 100%.

•	The effective income tax rate is expected to approximate 31.5%.

•	Net income growth is expected to be in the range of 24% to 26%.
Purchases of property and equipment for the full fiscal year ended May 31, 2006 are expected to be in the range of $75 million to $80 million, including anticipated purchases for printing equipment, communication system upgrades and branch expansions. Depreciation expense is projected to be in the range of $50 million to $55 million. In addition, we project that amortization of intangible assets will be in the range of $14 million to $15 million.
Our projections are based on current economic and interest rate conditions continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
In millions, except per share amounts	2006	2005	% Change	2006	2005	% Change

Revenues:
Payroll service revenue	$320.0	$291.0	10%	$932.5	$848.7	10%
Human Resource Services revenue	81.9	66.1	24%	232.8	177.5	31%

Total service revenues	401.9	357.1	13%	1,165.3	1,026.2	14%
Interest on funds held for clients	28.7	16.8	71%	68.8	39.9	72%

Total revenues	430.6	373.9	15%	1,234.1	1,066.1	16%

Combined operating and SG&A expenses	270.0	238.5	13%	752.1	675.2	11%

Operating income	160.6	135.4	19%	482.0	390.9	23%

Investment income, net	6.4	3.1	105%	16.8	8.1	107%

Income before income taxes	167.0	138.5	21%	498.8	399.0	25%

Income taxes	52.5	45.7	15%	156.6	131.6	19%

Net income	$114.5	$92.8	23%	$342.2	$267.4	28%

Diluted earnings per share	$0.30	$0.24	25%	$0.90	$0.70	29%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2006	2005	2006	2005

Average investment balances:
Funds held for clients	$3,399.6	$3,013.7	$2,958.5	$2,633.0
Corporate investments	866.2	613.8	798.3	567.1

Total	$4,265.8	$3,627.5	$3,756.8	$3,200.1

Average interest rates earned:
Funds held for clients	3.3%	2.2%	3.1%	2.0%
Corporate investments	2.9%	2.2%	2.7%	2.0%
Combined funds held for clients and corporate investment portfolios	3.2%	2.2%	3.0%	2.0%

Net realized gains:
Funds held for clients	$0.4	$(0.1)	$0.5	$0.1
Corporate investments	0.1	—	0.1	—

Total	$0.5	$(0.1)	$0.6	$0.1

As of :	February 28,	May 31,
($ in millions)	2006	2005

Net unrealized loss position on available-for-sale portfolio	$(18.6)	$(9.9)
Federal Funds rate	4.50%	3.00%
Three-year “AAA” municipal securities yield	3.42%	2.85%
Total market value of available-for-sale securities	$3,886.2	$3,567.2
Average duration of available-for-sale securities portfolio in years (A)	2.0	2.1
Weighted-average yield-to-maturity of available-for-sale securities portfolio (A)	2.9%	2.6%

(A)	These items exclude the impact of auction rate securities and VRDNs as they are tied to short-term interest rates.

Revenues: The increases in payroll service revenues were attributable to client base growth, increased utilization of ancillary services, price increases, check volume growth and new-hire activity for the three and nine months ended February 28, 2006 compared with the respective periods last year.
As of February 28, 2006, 91% of all clients utilized our tax filing and payment services, compared with 90% at February 28, 2005. We believe that the client utilization percentage of our tax filing and payment services is near maturity. Our employee payment services were utilized by 68% of all clients at February 28, 2006, compared with 65% at February 28, 2005. Approximately 95% of new clients purchase our tax filing and payment services and more than 75% of new clients purchase employee payment services.
MMS revenue increased 26% and 27% for the three months and nine months ended February 28, 2006 to $59.5 million and $165.2 million, respectively. Approximately one-third of new MMS clients are conversions from our Core Payroll service.
The increases in Human Resource Services revenue in the three months and nine months ended February 28, 2006 compared with the respective periods last year were related to growth in the number of clients utilizing Retirement Services products, growth in clients and clients’ employees served by the Paychex Premier(SM) Human Resources (“Paychex Premier(SM) ”) product, higher revenue for our PEO product, and growth in other Human Resource Services including time and attendance solutions, employee handbooks and flexible health benefit products.
Retirement Services revenue increased 15% and 16% for the three months and nine months ended February 28, 2006 to $27.6 million and $78.0 million, respectively. At February 28, 2006, we serviced more than 37,000 Retirement Services clients, as compared with more than 32,000 clients at February 28, 2005.
Our Paychex Premier(SM) product is a comprehensive payroll and integrated human resource and employee benefits outsourcing solution for small- to medium-sized businesses. Sales of the Paychex Premier(SM) product have been strong, as administrative fee revenue from this product increased 54% for the three months and 64% for the nine months ended February 28, 2006 to $13.0 million and $38.0 million, respectively. The increase in administrative fee revenue is driven primarily by client growth and the implementation of initial enrollment fees, effective May 1, 2005. As of February 28, 2006, our Paychex Premier(SM) product serviced approximately 212,000 client employees, as compared with over 146,000 client employees at February 28, 2005.
Our PEO product provides essentially the same services as Paychex Premier(SM), except we serve as a co-employer of the client’s employees, assume the risks and rewards of workers’ compensation insurance and provide more sophisticated health care offerings to PEO clients. The PEO product is available primarily for clients domiciled in Florida and Georgia, where the utilization of PEOs is more prevalent than other areas of the United States. Due to the characteristics of the PEO product, the revenue and profits from this product can fluctuate significantly between quarters. These fluctuations primarily relate to the assumption of the risks and rewards of workers’ compensation insurance and, to a lesser extent, the other offerings unique to the PEO product. The risks and rewards of workers’ compensation insurance are derived from actuarial changes in estimated losses under workers’ compensation policies as the result of actual claims experience under our workers’ compensation policies and changes in workers’ compensation legislation by the state of Florida.

Revenue from the PEO product increased 9% for the three months and 36% for the nine months ended February 28, 2006 to $17.2 million and $49.7 million, respectively. We expect the full fiscal year 2006 growth in revenue from our PEO product to be in the range of 15% to 20% over PEO revenue of $53.7 million in fiscal 2005. The significant reduction experienced in the third quarter and anticipated in the fourth quarter of fiscal 2006 compared to fiscal 2005 is due to the factors mentioned in the preceding paragraphs. As of February 28, 2006, our PEO product serviced over 56,000 client employees, as compared with over 52,000 client employees at February 28, 2005.
Revenue from other Human Resource Services increased 35% for the three months and 34% for the nine months ended February 28, 2006 to $24.1 million and $67.1 million, respectively.
For the three months and nine months ended February 28, 2006, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances. The higher average portfolio balances were driven by client base growth, wage inflation, check volume growth within our current client base and increased utilization of our tax filing and payment services and employee payment services. See the “Market Risk Factors” section for more information on changing rates.
Combined operating and SG&A expenses: The following tables summarize total combined operating and selling, general, and administrative (“SG&A”) expenses:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
In millions	2006	2005	% Change	2006	2005	% Change

Compensation-related expenses	$175.1	$149.9	17%	$479.9	$417.7	15%
Facilities (excluding depreciation) expenses	12.2	12.2	—	35.6	35.5	—
Depreciation of property and equipment	13.2	10.8	22%	38.1	31.7	20%
Amortization of intangible assets	3.7	4.0	-8%	11.1	11.8	-6%
Other expenses	65.8	61.6	7%	187.4	178.5	5%

Total operating and SG&A expenses	$270.0	$238.5	13%	$752.1	$675.2	11%

The growth in combined operating and selling, general and administrative expenses was impacted by higher commission and bonus expenses as we exceeded our year-to-date sales targets and, to a lesser extent, by improving client service levels as we reduced the number of clients per payroll specialist. Our third quarter is normally impacted by higher selling costs than other quarters as additions of new Payroll and Human Resource Services clients tend to be higher in our third quarter than the rest of the fiscal year as a majority of new clients begin using services at the beginning of the calendar year.
In addition, the increases in total expenses were attributed to continued investment in information technology to create more efficient processes and systems as well as growth in personnel and other costs to support our revenue growth. At February 28, 2005, we had approximately 10,700 employees compared with approximately 9,900 at February 28, 2005.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment and software. Depreciation expense increased for the three months and nine months ended February 28, 2006 as compared to the same periods last year due to the purchase in May 2005 of a 127,000-square-foot building in Rochester, New York and higher levels of capital expenditures. Amortization of intangible assets is primarily related to client lists obtained from previous acquisitions, which are amortized using accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services and other costs incurred to support our business.
Operating income, excluding interest on funds held for clients: Year-over-year growth in operating income, excluding interest on funds held for clients, was 11% for the third quarter and 18% for the nine months ended February 28, 2006. We expect year-over-year growth for fiscal 2006 to be in the range of 16% to 17%, which exceeds our stated long term goal of 15% year-over-year growth. Operating income growth, excluding interest on funds held for clients, has been stronger in the first half of fiscal 2006 than the second half due to the timing of workers’ compensation revenue on self insured workers’ compensation in our PEO, timing of information technology expense growth, higher than normal sales expense in the third quarter related to an exceptional selling season and improving client service by reducing the number of clients per payroll specialist. Whereas the first two situations are not recurring, the last two are contributing to the strongest client growth we have experienced since the acquisitions of Advantage Payroll Services, Inc. and Interpay, Inc. in fiscal 2003. Client growth for the past twelve months has been 4.4%.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenues. The increases in investment income in the three months and nine months ended February 28, 2006 as compared to the respective periods last year are due to increases in average interest rates earned and increases in average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 31.4% during the three months and nine months ended February 28, 2006 compared with 33.0% in each of the respective periods last year. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate.
Net income: The increases in net income for the three months and nine months ended February 28, 2006, as compared with the respective periods last year are attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
At February 28, 2006, our principal source of liquidity was $934.5 million in cash and corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital expenditures and current dividend payments for the foreseeable future.
We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial Institution	Amount Available	Expiration Date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Fleet National Bank, a Bank of America company	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2006.
At February 28, 2006, we had standby letters of credit outstanding totaling $53.4 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between May 2006 and December 2008. The letters of credit are secured by investments held in our corporate portfolios including a $44.2 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2006.
We enter into various purchase commitments with vendors in the ordinary course of business. At February 28, 2006, we had outstanding commitments to purchase approximately $8.4 million of capital assets.
We guarantee performance of service on annual maintenance contracts for clients who financed their contracts through a third party. In the normal course of business, we make representations and warranties that guarantee the performance of our services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for matters related to their services provided to us. We do not anticipate incurring any material losses related to such guarantees and indemnifications.
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also have insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.

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
Operating Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2006	2005

Net income	$342.2	$267.4
Non-cash adjustments to net income	64.8	72.8
Cash provided by changes to working capital and other assets and other liabilities	50.9	26.3

Net cash provided by operating activities	$457.9	$366.5

The increase in our operating cash flows for the nine months ended February 28, 2006 reflects higher net income adjusted for non-cash items, and increased cash from working capital. The fluctuation in working capital between periods was primarily the result of timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2006	2005

Net change in funds held for clients and corporate investment activities	$(190.3)	$(120.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(56.3)	(37.5)
Acquisition of businesses, net of cash acquired	(0.7)	—
Purchases of other assets	(3.4)	(1.2)

Net cash used in investing activities	$(250.7)	$(159.1)

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to tax authorities for tax filing and payment services and to employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities mainly relate to timing of purchases, sales or maturities of corporate investments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.
Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $27.4 million at February 28, 2006 and $29.5 million at May 31, 2005. Of these costs, $24.0 million and $18.9 million represent software being developed for internal use at February 28, 2006 and May 31, 2005, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time we will begin amortization of the costs.
We purchased approximately $0.2 million and $2.7 million of data processing equipment and software from EMC Corporation during the three months and nine months ended February 28, 2006, compared with approximately $0.3 million and $2.3 million purchased in the respective prior year periods. The President and Chief Executive Officer of EMC Corporation is a member of our Board of Directors.
Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions, except per share amounts	2006	2005

Dividends paid	$(170.7)	$(143.8)
Proceeds from exercise of stock options	21.6	6.6

Net cash used in financing activities	$(149.1)	$(137.2)

Cash dividends per common share	$0.45	$0.38

Dividends paid: During the three months ended February 28, 2006, our Board of Directors declared a quarterly dividend of $0.16 per share, which was paid February 15, 2006 to stockholders of record as of February 1, 2006. In October 2005, our Board of Directors declared an increase in the quarterly dividend from $0.13 per share to $0.16 per share. Future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board of Directors.
Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the number of shares exercised from 0.5 million shares during the nine months ended February 28, 2005 to 1.1 million shares during the nine months ended February 28, 2006, and an increase in the average exercise price per share. We have recognized a tax benefit from the exercise of stock options of $7.5 million for the nine months ended February 28, 2006 as compared to $3.4 million for the nine months ended February 28, 2005. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes.

MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities and corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale investments. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale portfolio to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage our interest rate risk.
During the nine months ended February 28, 2006, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.0% compared with 2.0% for the same period last year. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
Increases in interest rates increase earnings from our short-term investments, and over time will increase earnings from our longer-term available-for-sale investments. Earnings from the available-for-sale investments, which currently have an average duration of 2.0 years excluding the impact of auction rate securities and VRDNs that are tied to short-term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing interest rate environment will generally result in a decrease in the market value of our investment portfolio.
The cost and market value of available-for-sale securities which have stated maturities at February 28, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2006
In millions	Cost	Market value

Maturity date:
Due in one year or less	$501.0	$498.2
Due after one year through three years	667.6	658.3
Due after three years through five years	404.3	400.0
Due after five years	2,275.6	2,273.4

Total available-for-sale securities	$3,848.5	$3,829.9

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities is typically twenty to thirty years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2006	May 31,	May 31,
	year-to-date	2005	2004

Federal Funds rate – beginning of period	3.00%	1.00%	1.25%
Rate increase/(decrease):
First quarter	0.50%	0.50%	(0.25)%
Second quarter	0.50%	0.50%	—
Third quarter	0.50%	0.50%	—
Fourth quarter	NA	0.50%	—

Federal Funds rate – end of period	4.50%	3.00%	1.00%

Three-year “AAA” municipal securities yield – end of period	3.42%	2.85%	2.50%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale investments;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change in the Federal Funds rate generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.9 billion for the full year ended May 31, 2006. Our normal and anticipated allocation is approximately 60% invested in short-term securities and available-for-sale securities that are priced and traded as short-term securities (auction rate securities and VRDN’s) with an average duration of 30 days, and 40% invested in other available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $4.5 million to $5.0 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale investment portfolios reflected a net unrealized loss position of $18.6 million at February 28, 2006, compared with $9.9 million at May 31, 2005. During the nine months ended February 28, 2006, the net unrealized loss position ranged from $21.6 million to $6.1 million. Our investment portfolios reflected a net unrealized loss position of approximately $21.0 million at March 23, 2006.
As of February 28, 2006 and May 31, 2005, we had $3.9 billion and $3.6 billion invested in available-for-sale securities at market value. Excluding auction rate securities and VRDN’s classified as available-for-sale securities which are tied to short-term interest rates, the weighted average yields to maturity were 2.9% and 2.6%, as of February 28, 2006 and May 31, 2005, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our portfolio of securities at February 28, 2006 would be approximately $8.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other than temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single issuer.
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
There have been no changes in our critical accounting policies during the nine months ended February 28, 2006.
NEW ACCOUNTING PROUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values measured at the date of grant. The pro forma disclosure of the effect on net earnings and earnings per share as if we had applied the fair value method of accounting for stock-based compensation under SFAS No. 123 is contained in Note A to the Consolidated Financial Statements under the heading “Stock-based compensation costs.” However, the calculation of compensation costs for stock-based payment transactions in accordance with SFAS No. 123(R) may be different from the calculation of compensation cost under SFAS No. 123. We are currently evaluating the new standard and the methods of adoption and plan to adopt this standard for our fiscal year beginning June 1, 2006. Based upon our current review of the new rules and anticipated equity awards, we expect adoption of SFAS No. 123(R) will negatively impact net income by approximately 5% in fiscal 2007.

The following FASB Staff Positions (“FSP”) issued during our fiscal year ended May 31, 2006 and related to SFAS No. 123(R) are currently being evaluated and will be applied upon adoption of SFAS No. 123(R) for our fiscal year beginning June 1, 2006:
•	FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R);”

•	FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement 123(R);”

•	FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards;” and

•	FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”
In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP is effective in the first reporting period beginning after December 15, 2005. We have historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP will not have an impact on our results of operations or financial position.
In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and is effective for reporting periods beginning after December 15, 2005. We are currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on our results of operations or financial position.
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

Changes in Internal Control Over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PAYCHEX, INC.

Date: March 28, 2006	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: March 28, 2006	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary