Form 10-K
period 2006-05-31
PAYCHEX INC
filed 2006-07-21
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
Commission file number 0-11330

Paychex, Inc.
911 Panorama Trail South
Rochester, New York 14625-2396
(585) 385-6666
A Delaware Corporation
IRS Employer Identification Number: 16-1124166

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 Par Value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of November 30, 2005, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $14,387,643,144 based on the closing price reported for such date on the NASDAQ Stock Market.
      As of June 30, 2006, 380,333,725 shares of the registrant’s common stock, $.01 par value, were outstanding.
Documents Incorporated by Reference
      Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 5, 2006, to the extent not set forth herein, are incorporated herein by reference thereto into Part III, Items 10 through 14, inclusive.

PART I
“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“our,” “we,” “us”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following and those that are described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K (“Form 10-K”):

•	general market and economic conditions, including, among others, changes in United States employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the market value and the credit rating of securities held by us;

•	changes in demand for our products and services, ability to develop and market new products and services effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, state unemployment, and section 125 plans;

•	changes in our Professional Employer Organization direct costs, including, but not limited to, workers’ compensation rates and underlying claims trends;

•	the possibility of failure to keep pace with technological changes and provide timely enhancements to products and services;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of our clients to meet their payroll obligations;

•	the possible failure of internal controls or our inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
      Any of these factors could cause our actual results to differ materially from our anticipated results. The information provided in this document is based upon the facts and circumstances known at this time. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-K with the Securities and Exchange Commission (“SEC” or “Commission”) to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.	Business
      We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). At

May 31, 2006, we serviced approximately 543,000 clients and had approximately 10,900 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.
      We also have approximately 500 clients in Germany as of May 31, 2006, which are serviced through offices in Hamburg and Berlin. It is anticipated that sales offices in Munich and Dusseldorf will be operational early in the fiscal year ending May 31, 2007 (“fiscal 2007”).
      Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.
Company Strategy
      We are focused on achieving strong long-term financial performance by:

•	Providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S. and in Germany.

•	Growing our client base, primarily through the efforts of our direct sales force.

•	Continually improving client service and maximizing client retention.

•	Capitalizing on the growth opportunities within our current client base and from new clients, by increasing utilization of our payroll-related and human-resource-related ancillary products and services.

•	Capitalizing on and leveraging our highly developed technological and operating infrastructure.

•	Supplementing our growth through strategic acquisition or expansion of service offerings when opportunities arise.
Market Opportunities
      The outsourcing of business processes is a growing trend within the U.S. Outsourcing of the payroll and human resource functions allows small- to medium-sized businesses to minimize the administrative burden and compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are better able to efficiently meet their compliance requirements and administrative burdens while, at the same time, providing competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that we have built, along with the broad portfolio of ancillary services we offer our clients, have enabled us to capitalize on the outsourcing trend.
      We believe there are approximately 7.6 million employers in the geographic markets that we currently serve within the U.S. Of those employers, 99% have fewer than 100 employees and are our primary customers and target market. Based on publicly available industry data, we estimate that all payroll processors combined serve somewhere between 15% to 20% of the potential businesses in the target market, with much of the unpenetrated market being composed of businesses with ten or fewer employees. We remain focused on servicing small-to medium-sized businesses based upon the growth potential that we believe exists in this market segment.
      Substantially all our revenue is generated within the U.S. We also generate revenue within Germany, which was less than 1% of our total revenue for the years ended May 31, 2006 and 2005.
Clients
      We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the continental U.S. At May 31, 2006, we serviced approximately 543,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the year ended May 31, 2006 (“fiscal 2006”), client retention was at a record level of slightly less than 80% of our beginning client base. The most significant factor contributing to client losses is companies going out of business. No single client has a material impact on total service revenue or results of operations.
      The composition of the market and the client base we serve (in the U.S.) by employee size is as follows:

Business size	Estimated market distribution	Paychex, Inc. percentage
(Number of employees)	(7.6 million businesses in areas served)	of client base

1-4	73%	39%
5-19	20%	42%
20-49	5%	13%
50-99	1%	4%
100+	1%	2%
Products and Services
      We offer a comprehensive portfolio of payroll, payroll-related, and human resource products and services to meet the diverse needs of our client base. These include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services;

•	regulatory compliance services (new-hire reporting and garnishment processing);

•	comprehensive human resource administrative services;

•	retirement services administration;

•	workers’ compensation insurance administration;

•	employee benefits administration;

•	time and attendance solutions; and

•	other human resource products and services.
      By offering ancillary services that leverage the information gathered in the base payroll processing service, we are able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. We earn our revenue primarily through recurring fees for services performed. Service revenue is primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period.
       Payroll Processing
      Payroll processing is the foundation of our service portfolio. Our payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed.
      The Core Payroll service is generally targeted at clients with one to forty-nine employees, although many clients with fifty or more employees utilize this service. Our average Core Payroll client employs approximately thirteen people and processes approximately thirty payrolls each year. These figures are impacted year-over-year as larger clients, generally fifty or more employees, convert to our Major Market Services (“MMS”).
      Core Payroll clients may communicate their payroll information, including hours worked by each employee and any personnel or compensation changes, by telephone, fax, use of the Paychex Paylink®

software, or the Internet. Each client is assigned a payroll specialist who is trained extensively and continuously in all facets of payroll preparation and applicable tax regulations. Clients receive payroll checks and reports from either a delivery service, the U.S. Postal Service, or by picking them up at the local Paychex branch.
      We also offer Core Payroll services to our clients and their accountants through Paychex Online. This secure Internet site offers clients a suite of interactive, self-service products and services twenty-four hours a day, seven days a week. These include Paychex Online PayrollSM, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Clients can communicate payroll information through the Internet Time Sheet or use the Online Payroll service, and can access current and historical payroll information using Paychex Online Reports. The General Ledger Reporting Service transfers payroll information calculated by us to the clients’ general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Over 180,000 clients are currently utilizing some form of Paychex Online service.
      MMS primarily targets companies that have more complex payroll and benefits needs or have outgrown our Core Payroll service, as well as new clients that have fifty or more employees. We currently offer this service in all of our significant markets. Approximately one-third of new MMS clients are conversions from our Core Payroll service.
      Most MMS clients communicate their payroll information to us using our Preview® software. Preview provides clients with in-house control of payroll and human resource information because the software and the payroll and human resource database reside on the clients’ personal computer or personal computer network. Clients can produce reports and checks at their convenience. We handle the software maintenance and provide the client ancillary products and services as requested.
     Ancillary Products and Services
      We provide our clients with a portfolio of ancillary products and services that have been developed and refined over many years. Ancillary products and services provide us with additional recurring revenue streams and increased service efficiencies as these products are integrated with payroll processing services. We offer the following ancillary products and services:
      Payroll Tax Administration Services: As of May 31, 2006, 92% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). More than 95% of new clients purchase our payroll tax administration services. We believe that the client utilization percentage of these services is near maturity. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and thirty days after receipt of collections from clients, with some items extending to ninety days. We handle all regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payments of taxes. Clients utilizing the payroll tax administration services are charged a base fee and a fee per transaction for each period that payroll is processed. In addition to fees paid by clients, we earn interest on client funds that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies.
      Employee Payment Services: As of May 31, 2006, 68% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. More than 75% of new clients purchase some form of employee payment services. For the first three methods, we electronically collect net payroll from the clients’ bank account, typically one day before payday, and provide payment to the employee on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by clients, we earn interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.
      The payroll tax administration services and employee payment services are integrated with our payroll processing service. Interest earned on funds held for clients is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.
      Regulatory Compliance Services: We offer new-hire reporting services, which enable clients to comply with federal and state requirements to report information on newly hired employees, to aid the government in enforcing child support orders, and to minimize fraudulent unemployment and workers’ compensation insurance claims. Our garnishment processing service provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligation to fulfillment. These services enable employers to comply with legal requirements and reduce the risk of penalties.
      Comprehensive Administrative Services: The Paychex Premiersm Human Resource Services (“Paychex Premier”) provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Paychex Premier offers businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and benefit costs while providing a benefits package equal to that of larger companies. We also operate a Professional Employer Organization (“PEO”), which provides businesses with primarily the same services as Paychex Premier, except we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. Our PEO service is available primarily for clients domiciled in Florida and Georgia, where the utilization of PEOs is more prevalent than other areas of the U.S. We offer our PEO service through our subsidiary, Paychex Business Solutions, Inc. For these two services, the client pays a fee per employee per processing period. As of May 31, 2006, Paychex Premier serviced over 236,000 client employees and our PEO product serviced approximately 59,000 client employees.
      Retirement Services Administration: Our Retirement Services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. Retirement Services were utilized by over 38,000 clients at May 31, 2006. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. We believe that we are now one of the largest 401(k) recordkeepers for small businesses in the U.S. Clients utilizing this service are charged a one-time set up fee, a monthly recurring fee, and a fee per employee. Client employee 401(k) funds externally managed totaled approximately $6.3 billion at May 31, 2006. We earn a fee approximating forty basis points from the external managers based on the total of client employee 401(k) funds.
      Workers’ Compensation Insurance Administration: Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. We provide workers’ compensation insurance administration services by serving, through our licensed insurance agency, as a general agent providing qualified workers’ compensation insurance through a variety of insurance carriers who are underwriters. Our Workers’ Compensation Payment Service uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. Our Workers’ Compensation Report Service provides our clients with comprehensive informa-

tion to allow them to better manage workers’ compensation insurance costs. As of May 31, 2006, over 52,000 clients utilized the workers’ compensation insurance administration services.
      Employee Benefits Administration: We offer the outsourcing of plan administration under section 125 of the Internal Revenue Code. The Premium Only Plan allows employees to pay for certain health insurance benefits with pretax dollars, which can result in a reduction in payroll taxes for employers and employees. The Flexible Spending Account Plan allows our clients’ employees to pay, with pretax dollars, health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services. The Health Savings Account product serves as a tax savings tool for employers and employees, allowing individuals to save money tax-free to pay for qualified medical expenses now and in the future. It also provides the means to manage rising health insurance premiums.
      Time and Attendance Solutions: We offer Time In A Box® and other time and attendance solutions, which help employers minimize the time spent compiling time sheet information. These computer-based systems allow the employer flexibility to handle multiple payroll scenarios and result in improved productivity, accuracy, and reliability in the payroll process. Certain clients are charged a monthly fee for use of hardware, software, and support. Clients also have the option to purchase the hardware and software with annual maintenance contracts. Time In A Box is marketed to our small- to medium-sized clients, while other time and attendance solutions are marketed to larger clients.
      Other Human Resource Products and Services: Group health benefits are offered in select geographic areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource Services products include employee handbooks, management manuals, and personnel and required regulatory forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.
Sales and Marketing
      We market our services primarily through our direct sales force based in the metropolitan markets we serve. Our sales representatives specialize in Core Payroll, MMS payroll, or Human Resource Services product lines. For fiscal 2007, our sales force is expected to total approximately 2,035, with 1,190 for Core Payroll (including international), 225 for MMS payroll, and 620 for various Human Resource Services products. The Human Resource Services sales force includes 285 human resources and Retirement Services sales representatives, 190 Paychex Premier and PEO sales representatives, 110 licensed agents selling workers’ compensation insurance and health and benefits services, and 35 time and attendance solution sales representatives. Growth in the direct sales force results from the offering of new products and services, particularly as it relates to licensed agents for health and benefits and the continued expansion within Germany. The direct sales force has grown with the addition of time and attendance solutions. The complexity of the time and attendance solutions requires specialized sales representatives.
      In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately two-thirds of our new clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program. During the year ended May 31, 2005, the program was expanded to include our Retirement Services and MMS.
      Our website at www.paychex.com, which includes online payroll sales presentations and product and service information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in more geographically remote areas. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We have grown and expect to continue to grow our direct sales force. In recent years, we have increased our emphasis on the selling of ancillary services to both new clients and our existing client base.

      In addition, Advantage Payroll Services, Inc. (“Advantage”) has license agreements with fifteen independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. In addition, Advantage has a relationship with New England Business Service, Inc. (“NEBS®”) whereby Advantage performs all client functions other than sales and marketing. The marketing and selling by both Associates and NEBS is conducted under their respective logos.
Competition
      The market for payroll processing and human resource services is highly competitive and fragmented. We believe our primary national competitor, ADP® (“Automatic Data Processing, Inc.”), is the largest U.S. third-party provider of payroll processing and human resource services in terms of revenue. We compete with other national, regional, local, and online service providers, all of which we believe have significantly smaller client bases than us.
      In addition to traditional payroll processing and human resource service providers, we compete with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. Our Human Resource Services products also compete with a variety of providers of human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.
      Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, breadth of product and service offering, and price. We believe we are competitive in each of these areas.
Software Maintenance and Development
      The ever-changing mandates of federal, state, and local tax or regulatory agencies require us to regularly update the proprietary software we utilize to provide Payroll and Human Resource Services to our clients. We are continually engaged in developing enhancements to and maintenance of our various software platforms to meet the changing requirements of our clients and the marketplace.
Employees
      As of May 31, 2006, we employed approximately 10,900 people. None of our employees were covered by collective bargaining agreements.
Intellectual Property
      We own or license and use a number of trademarks, trade names, copyrights, service marks, trade secrets, computer programs and software, and other intellectual property rights. Taken as a whole, our intellectual property rights are material to the conduct of our business. Where it is determined to be appropriate, we take measures to protect our intellectual property rights, including, but not limited to, confidentiality/non-disclosure agreements or policies with employees, vendors, and others; license agreements with licensees and licensors of intellectual property; and registration of certain trademarks. We believe that the “Paychex” name, trademark, and logo are of material importance to us.
Seasonality
      There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new Payroll clients, new Retirement Services clients, and new Paychex Premier and PEO worksite employees tends to be higher than during the rest of the fiscal year, primarily because a majority of new clients begin using our services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in the third fiscal quarter, with greater sales commission expenses also reported in this quarter.
Other
      Information about our products and services, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2006 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Item 1A.	Risk Factors
      Our future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results and from our projections. Important factors known to us that could cause such differences include, but are not limited to, those discussed below and those contained in the “Safe Harbor” statement at the beginning of Part I of this Form 10-K.
      We may make errors and omissions in providing services, which could result in significant penalties and liabilities for us: Processing, tracking, collecting, and remitting client funds to the applicable tax or regulatory agencies, client employees, and other third parties are complex operations. These tasks could be subject to error and these errors could include, but are not limited to, late filing with applicable tax or regulatory agencies, underpayment of taxes, and failure to comply with applicable banking regulations and laws relating to employee benefits administration, which could result in significant penalties and liabilities that would adversely affect our results of operations. We could also transfer funds in error to an incorrect party or for the wrong amount, and may be unable to correct the error or recover the funds, resulting in a loss to us.
      Our business and reputation may be affected by our ability to keep clients’ information confidential: Our business involves the use of significant amounts of private and confidential client information including employees identification numbers, bank accounts, and retirement account information. This information is critical to the accurate and timely provision of services to our clients, and certain information may be transmitted via the Internet. There is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. Such events may expose us to unexpected liability, litigation, regulation investigation and penalties, loss of clients business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.
      We may be adversely impacted by changes in government regulations and policies: Many of our services, particularly payroll tax administration services and benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. Failure by us to modify our services in a timely fashion in response to regulatory changes could have adverse effects on our business and results of operations.
      We may be adversely impacted by failure of third-party service providers to perform their functions: As part of providing services to clients, we rely on a number of third-party service providers. These providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.
      In the event of a catastrophe our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations: Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have a business continuity plan in place in the event of system failure due to any of these events. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.
      We may not be able to keep pace with changes in technology: To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not timely integrate and update our systems, or if our investments in technology fail to provide the expected results, there could be an adverse impact to our business and results of operations.
      We may not realize the anticipated benefits from acquisitions: The effective integration of acquired companies may be difficult to achieve. It is also possible that we may not realize any or all expected benefits from acquisitions or achieve benefits from acquisitions in a timely manner. In addition, we may incur significant costs and management’s time and attention may be diverted in connection with the integration of acquisitions. Failure to effectively integrate future acquisitions could affect our results of operations. We currently have no definitive agreements or current plans with respect to any material prospective acquisitions.
      We may have an adverse outcome of legal matters, which could harm our business: We are subject to various claims and legal matters that arise in the normal course of business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters. As of May 31, 2006, we have a reserve of $15.6 million for pending legal matters. See Item 3 of this Form 10-K for additional disclosure. In light of the legal reserve recorded, our management currently believes that resolution of these matters will not have a material adverse effect on our financial position or results of our operations. However, these matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse impact on our financial position and results of operations in the period in which any such effect is recorded.
      We may experience a loss as the result of our clients having insufficient funds to cover payments we have made on their behalf to applicable tax or regulatory agencies and employees: As part of the payroll processing service, we are authorized by our clients to transfer money from their bank accounts to fund amounts owed to their employees and applicable tax or regulatory agencies. It is possible that we would be held liable for such amounts in the event the client has insufficient funds to cover them. We have in the past, and may in the future, make payments on our clients’ behalf for which we are not reimbursed, resulting in a loss to us.
      Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance: We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies would adversely impact this interest income.
      We may be exposed to additional risks related to a foreign operation as a result of our business in Germany: We currently have approximately 500 clients in Germany. As a result, our business is subject to political and economic instability unrelated to our operations in the U.S. Additionally, our business in Germany exposes us to currency fluctuations and we must operate under legal and tax regulations that differ from those of the U.S. We do not currently hedge our foreign currency transactions due to the relatively insignificant amounts. Our entry into foreign operations requires a significant investment and management’s attention. There can be no assurance that our investment in Germany will produce expected levels of revenue or that other factors noted previously will not harm our business.
      Quantitative and qualitative disclosures about market risk: Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We owned and leased the following properties at May 31, 2006:

Square feet

Owned facilities:
Rochester, New York*	668,000
Other U.S. locations	105,000

Total owned facilities	773,000

Leased facilities:
Rochester, New York	79,000
Other U.S. locations	2,040,000
Germany	1,000

Total leased facilities	2,120,000

*	Includes the 140,000-square-foot building complex of our corporate headquarters located at 911 Panorama Trail South, Rochester, New York 14625.
      Our facilities in Rochester, New York house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and Germany and house our regional, branch, and sales offices and data processing centers. These locations are concentrated in metropolitan areas. We believe that adequate, suitable lease space will continue to be available for our needs.

Item 3.	Legal Proceedings
      We are subject to various claims and legal matters that arise in the normal course of our business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters.
      We and our wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”), are currently defendants in three lawsuits pending in the United States Bankruptcy Court, Central District of California, thirteen lawsuits pending in the United States Court of Appeals for the Ninth Circuit, and one lawsuit pending in the California Court of Appeal, Second District, all brought in calendar years 2002 and 2003 by licensees of payroll processing software owned by Rapid Payroll.
      In August 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, us, our former Chief Executive Officer, and our Senior Vice President of Sales and Marketing. In accordance with our indemnification agreements with our senior executives, we will defend and, if necessary, indemnify them in connection with these pending matters.

      On July 5, 2002, the federal district court entered a preliminary injunction requiring that Rapid Payroll and us continue to support and maintain the subject software pursuant to the license agreements.
      In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc., et al. following a bench trial before a judge of the Los Angeles County Superior Court. The judgment provided that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court also ordered Rapid Payroll to support its software being used by Accuchex until such time as Rapid Payroll dissolves, which the court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The court rejected all of the other causes of action asserted by the plaintiff. The case is pending on appeal with the California Court of Appeal, Second District.
      On February 28 and March 1, 2005, the United States District Court, Central District of California entered judgment in thirteen of the cases pending before it. Those judgments provided that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also extended the court’s preliminary injunction, ordering that Rapid Payroll must support the licensed software through April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants. Plaintiffs have appealed the federal court rulings and we have cross-appealed.
      On May 4, 2006, following expiration of the federal district court’s injunction, Rapid Payroll filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to develop a plan that allows Rapid Payroll to discontinue support for the software in a manner that deals fairly with its few remaining licensees. Rapid Payroll is continuing to operate as a debtor-in-possession, paying all of its post-petition debts as they become due.
      Based on the application of Statement of Financial Accounting Standard (“SFAS”) No. 5, “Accounting for Contingencies,” we are required to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. Our legal reserve for all litigation totaled $15.6 million at May 31, 2006, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced during fiscal 2006 as actual settlements and incurred professional fees have been charged against it.
      In light of the legal reserve recorded, our management currently believes that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and results of operations in the period in which any such effect is recorded.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2006.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock trades on The NASDAQ Stock Market® under the symbol “PAYX.” Dividends have historically been paid in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of the Board of Directors.

      On June 30, 2006, there were 18,240 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 9,284 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,556 participants in the Paychex, Inc. Employee Stock Ownership Plan.
      The high and low sale prices for our common stock as reported on The NASDAQ Stock Market and dividends for each of the years ended May 31, 2006 and 2005, are as follows:

	Fiscal 2006			Fiscal 2005

			Cash			Cash
	Sales prices		dividends	Sales prices		dividends
			declared per			declared per
	High	Low	share	High	Low	share

First quarter	$35.37	$28.60	$0.13	$38.88	$28.83	$0.12
Second quarter	$43.37	$32.37	$0.16	$34.45	$29.25	$0.13
Third quarter	$43.20	$35.52	$0.16	$34.57	$29.69	$0.13
Fourth quarter	$42.37	$36.11	$0.16	$34.69	$28.88	$0.13
      The closing price of our common stock on May 31, 2006, as reported on The NASDAQ Stock Market, was $36.71 per share.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2006	2005	2004	2003	2002

Service revenue	$1,573,797	$1,384,674	$1,240,093	$1,046,029	$892,189
Interest on funds held for clients	100,799	60,469	54,254	53,050	62,721

Total revenue	$1,674,596	$1,445,143	$1,294,347	$1,099,079	$954,910
Operating income	$649,571	$533,775	$433,315	$401,041	$363,694
As a % of total revenue	39%	37%	33%	36%	38%
Net income	$464,914	$368,849	$302,950	$293,452	$274,531
As a % of total revenue	28%	26%	23%	27%	29%
Diluted earnings per share	$1.22	$0.97	$0.80	$0.78	$0.73
Cash dividends per common share	$0.61	$0.51	$0.47	$0.44	$0.42
Purchases of property and equipment	$81,143	$70,686	$50,562	$60,212	$54,378
Total assets	$5,549,302	$4,617,418	$3,950,203	$3,690,783	$2,953,075
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,654,843	$1,385,676	$1,199,973	$1,077,371	$923,981
Return on stockholders’ equity	30%	28%	28%	29%	32%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. (“we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2006 (“fiscal 2006”), May 31, 2005 (“fiscal 2005”), and May 31, 2004 (“fiscal 2004”), and our financial condition at May 31, 2006. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995 contained at the beginning of Part I of this Form 10-K.

Overview
      We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services product lines offer a portfolio of products and services that allow our clients to meet their diverse payroll and human resource needs.
      Our Payroll services are provided through either our Core Payroll or Major Market Services (“MMS”) and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	other payroll-related services including regulatory compliance (new-hire reporting and garnishment processing).
      MMS is utilized by clients that have more complex payroll and benefits needs. While MMS is focused on the more than fifty employees market segment, MMS has many clients with less than fifty employees that have more complex payroll requirements.
      Our Human Resource Services primarily include:

•	comprehensive human resource administrative services, which include Paychex Premiersm Human Resources (“Paychex Premier”) and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	workers’ compensation insurance administration;

•	employee benefits administration;

•	time and attendance solutions; and

•	other human resource products and services.
      We earn revenue primarily through recurring fees for services performed related to our products. Service revenue is primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance while providing high-quality, timely, accurate, and affordable services, growing our client base, increasing utilization of our ancillary services, and leveraging our technological and operating infrastructure.
      Fiscal 2006 was our sixteenth consecutive year of record total revenue, net income, and diluted earnings per share. Our financial results for fiscal 2006 included the following highlights:

•	Net income increased 26% to $464.9 million.

•	We achieved $1.22 diluted earnings per share in fiscal 2006, an increase of 26%.

•	Total revenue increased 16% to $1,674.6 million.

•	Payroll service revenue increased 10% to $1,248.9 million.

•	Human Resource Services revenue increased 29% to $324.9 million.

•	Operating income increased 22% to $649.6 million. Operating income excluding interest on funds held for clients increased 16% to $548.8 million.

•	Cash flow from operations increased 22% to $569.2 million.

•	Dividends of $231.5 million were paid to stockholders, representing 50% of net income.

      Our financial performance in fiscal 2006 was largely due to strong service revenue growth of 14%. This growth in service revenue was attributable to growth in client base, check volume, and utilization of ancillary services.
      Our financial performance was also positively impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Reserve increased the Federal Funds rate by 200 basis points in fiscal 2005 and by another 200 basis points in fiscal 2006 to a rate of 5.00% at May 31, 2006. Our combined interest on funds held for clients and corporate investment income increased 73% for fiscal 2006. In fiscal 2006, our combined portfolios earned an average rate of return of 3.2%, increased from 2.2% in fiscal 2005 and 1.8% in fiscal 2004. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section in Item 7A of this Form 10-K.
      We continue to make investments in our business as part of our growth strategy. Some of these investments include the following:
      Growing the client base and increasing utilization of ancillary services: Our client base increased to approximately 543,000 clients at May 31, 2006. This compares with approximately 522,000 clients at May 31, 2005, and approximately 505,000 clients at May 31, 2004. Client growth was approximately 4.0% for fiscal 2006, compared with approximately 3.5% for fiscal 2005.
      We have continued to invest in our direct sales force, as we believe there is opportunity for growth within our target market of small- to medium-sized businesses. The approximate composition of our direct sales force is summarized in the following table:

	Expected
For fiscal year ended May 31,	2007	Change	2006	Change	2005	Change	2004

Core Payroll (including international)	1,190	7%	1,115	6%	1,050	7%	985
MMS payroll	225	15%	195	15%	170	13%	150
Human Resources/ Retirement Services	285	19%	240	9%	220	10%	200
Paychex Premier and PEO	190	19%	160	14%	140	33%	105
Licensed agents for workers’ compensation and health and benefits	110	57%	70	40%	50	25%	40
Time and attendance solutions	35	40%	25	25%	20	100%	—

Total sales representatives	2,035	13%	1,805	9%	1,650	12%	1,480

      We believe there are opportunities for growth within our current client base, as well as with new clients, through increased utilization of our payroll-related and human resource ancillary services. Ancillary services effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. Penetration of our payroll tax administration services has continued to increase, and was 92% at May 31, 2006, compared with 90% at May 31, 2005, and 89% at May 31, 2004. Employee payment services penetration has increased to 68% at May 31, 2006, compared with 65% at May 31, 2005, and 63% at May 31, 2004. Our client bases in the Human Resource Services areas have continued to grow, as shown in the following table:

As of May 31,	2006	2005	2004

Retirement Services clients	38,000	33,000	29,000
Workers’ compensation insurance clients	52,000	44,000	37,000
Paychex Premier worksite employees	236,000	171,000	106,000
PEO worksite employees	59,000	54,000	51,000
      Product and service initiatives: During fiscal 2006, we made investments to broaden our portfolio of products and services and expand into new markets, and:

•	Enhanced our 401(k) recordkeeping service, allowing our clients use of our recordkeeping with significantly expanded investment choices.

•	Developed an online time and labor management tool to be added to our suite of time and attendance solutions to better serve our MMS clients.

•	Continued our expansion within Germany.

•	Expanded our health benefits nationwide, simplifying the process for our clients in obtaining coverage through our network of national and regional insurers.

•	Released our Health Savings Account product, which serves as a tax savings tool for employers and employees, allowing individuals to save money tax-free to pay for qualified medical expenses now and in the future. This provides a means to manage rising insurance premiums.
      Business acquisitions: We will supplement our growth through strategic acquisition when opportunities arise. In the fiscal year ended May 31, 2003, we expanded our client base through the acquisitions of Advantage Payroll Services, Inc. (“Advantage”) and InterPay, Inc. (“InterPay”). In fiscal 2004, the acquisition of substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”) along with the acquisition of Stromberg’s Time In A Box® product, allowed us to expand our product offering to include time and attendance solutions and thus offer value-added products and services to payroll and non-payroll clients. We currently have no definitive agreements or current plans with respect to any material prospective acquisition.
      Focus on customer service: We have always focused on customer service and the maximization of client retention. Fiscal 2006 client retention is at record levels of slightly less than 80% of our beginning client base. The most significant factor contributing to client losses is companies going out of business. In fiscal 2006, we reduced the number of clients per payroll specialist due to our commitment to continuously improve client service.
      Financial position: At May 31, 2006, we maintained a strong financial position with total cash and corporate investments of $577.4 million. We also had $384.5 million in long-term corporate investments at May 31, 2006. Our primary source of cash is our ongoing operations. Cash flow from operations was $569.2 million in fiscal 2006 compared to $466.6 million in fiscal 2005. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
      For further analysis of our results of operations for fiscal years 2006, 2005, and 2004, and our financial position at May 31, 2006, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.
Outlook
      Our current outlook for the full fiscal year ended May 31, 2007 (“fiscal 2007”) is based upon current economic conditions and interest rate levels as of May 31, 2006, and is summarized as follows:

•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 20% to 23%.

•	Total service revenue growth is projected to be in the range of 11% to 13%.

•	Interest on funds held for clients is expected to increase approximately 28% to 30%.

•	Total revenue growth is estimated to be in the range of 12% to 14%.

•	Corporate investment income is anticipated to increase approximately 45% to 50%.

•	Stock-based compensation costs will be primarily included in selling, general and administrative expenses and are expected to impact pre-tax and net income in the range of 4% to 5%.

•	The effective income tax rate is expected to be approximately 31.0%.

•	Net income growth is expected to be in the range of 12% to 14%.
      Purchases of property and equipment in fiscal 2007 are expected to be in the range of $85 million to $90 million, in line with our growth rates. Fiscal 2007 depreciation expense is projected to be approximately $55 million, and we project amortization of intangible assets for fiscal 2007 to be approximately $14 million.
      Our projections are based on current economic and interest rate conditions continuing with no significant changes. We estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at the beginning of fiscal 2007 would be in the range of $4.5 million to $5.0 million for fiscal 2007. The total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.5 billion in fiscal 2007. Given current accounting interpretations, in order to preserve the accounting treatment on available-for-sale securities of recording market value fluctuations through comprehensive income instead of through the income statement, we do not expect to realize any losses in the investment portfolios in fiscal 2007.
Results of Operations
Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2006	Change	2005	Change	2004

Revenue:
Payroll service revenue	$1,248.9	10%	$1,133.5	9%	$1,040.0
Human Resource Services revenue	324.9	29%	251.2	26%	200.1

Total service revenue	1,573.8	14%	1,384.7	12%	1,240.1
Interest on funds held for clients	100.8	67%	60.4	11%	54.2

Total revenue	1,674.6	16%	1,445.1	12%	1,294.3
Combined operating and SG&A expenses	1,025.0	12%	911.3	6%	861.0

Operating income	649.6	22%	533.8	23%	433.3
As a % of total revenue	39%		37%		33%
Investment income, net	25.2	103%	12.4	-25%	16.5

Income before income taxes	674.8	24%	546.2	21%	449.8
As a % of total revenue	40%		38%		35%
Income taxes	209.9	18%	177.4	21%	146.8

Net income	$464.9	26%	$368.8	22%	$303.0

As a % of total revenue	28%		26%		23%
Diluted earnings per share	$1.22	26%	$0.97	21%	$0.80

      Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,

$ in millions	2006	2005	2004

Average investment balances:
Funds held for clients	$3,080.3	$2,759.7	$2,515.3
Corporate investments	840.3	599.5	446.9

Total	$3,920.6	$3,359.2	$2,962.2

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	3.2%	2.2%	1.7%
Corporate investments	2.9%	2.1%	2.3%
Combined funds held for clients and corporate investments	3.2%	2.2%	1.8%

Net realized gains/(losses):
Funds held for clients	$0.9	$0.3	$11.7
Corporate investments	0.1	(0.1)	7.4

Total	$1.0	$0.2	$19.1

As of May 31,
$ in millions	2006	2005	2004

Unrealized losses on available-for-sale securities	$(22.0)	$(9.9)	$(4.2)
Federal Funds rate	5.00%	3.00%	1.00%
Three-year “AAA” municipal securities yield	3.65%	2.85%	2.50%
Total market value of available-for-sale securities	$3,852.4	$3,567.2	$3,269.9
Average duration of available-for-sale securities (in years)(A)	2.0	2.1	2.1
Weighted-average yield-to-maturity of available-for-sale securities(A)	3.0%	2.6%	2.3%

(A)	These items exclude the impact of auction rate securities and variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.
      Revenue: The increases in Payroll service revenue in fiscal 2006 as compared to fiscal 2005, and in fiscal 2005 as compared to fiscal 2004, were primarily attributable to growth in clients, check volume, and utilization of our ancillary services.
      As of May 31, 2006, 92% of all clients utilized our payroll tax administration services, compared with 90% at May 31, 2005, and 89% at May 31, 2004. We believe our client utilization percentage of these services is near maturity. Our employee payment services were utilized by 68% of our clients at May 31, 2006, compared with 65% at May 31, 2005, and 63% at May 31, 2004. More than 95% of new clients purchase our payroll tax administration services and more than 75% of new clients purchase our employee payment services.
      MMS revenue increased 27% for both fiscal 2006 and fiscal 2005 to $225.0 million and $176.9 million, respectively. Approximately one-third of our new MMS clients are conversions from our Core Payroll service. We had over 33,000 MMS clients at May 31, 2006.
      Human Resource Services revenue increased 29% in fiscal 2006 and 26% in fiscal 2005 as a result of higher revenue from the following services:

•	We have continued to see growth in the number of clients utilizing our Retirement Services product. Retirement Services revenue increased 16% for fiscal 2006 and 17% for fiscal 2005 to $106.1 million and $91.4 million, respectively. We serviced over 38,000 and over 33,000 Retirement Services clients at May 31, 2006 and 2005, respectively.

•	Sales of our Paychex Premier product, a comprehensive payroll and integrated human resource and employee benefits outsourcing solution for small- to medium-sized businesses, have been strong, as administrative fee revenue from this product increased 57% for fiscal 2006 and 66% for fiscal 2005 to $52.6 million and $33.6 million, respectively. The increases in administrative fee revenue were driven primarily by client growth. Administrative fee revenue in fiscal 2006 also benefited from the implementation of initial enrollment fees, effective May 1, 2005. As of May 31, 2006, our Paychex Premier product serviced over 236,000 client employees, as compared with over 171,000 client employees at May 31, 2005.

•	Revenue from the PEO product increased 25% for fiscal 2006 and 14% for fiscal 2005 to $67.1 million and $53.7 million, respectively. This was the result of growth in clients and client employees served, price increases, and favorable fluctuations in workers’ compensation claims experience. As of May 31, 2006, our PEO product serviced approximately 59,000 client employees, as compared with over 54,000 client employees at May 31, 2005.

Our PEO product provides essentially the same services as Paychex Premier, except we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. The PEO product is available primarily for clients domiciled in Florida and Georgia, where the utilization of PEOs is more prevalent than other areas of the United States (“U.S.”). Due to the characteristics of the PEO product, the revenue and profits from this product can fluctuate significantly between quarters. These fluctuations primarily relate to the assumption of the risks and rewards of workers’ compensation insurance and, to a lesser extent, the other offerings unique to the PEO product. The risks and rewards of workers’ compensation insurance are derived from actuarial changes in estimated losses under workers’ compensation policies as the result of actual claims experience under our workers’ compensation policies and changes in workers’ compensation legislation by the state of Florida.

•	Revenue from other Human Resource Services increased 36% for fiscal 2006 and 33% for fiscal 2005 to $99.0 million and $72.5 million, respectively. This was the result of increases in revenue from time and attendance solutions, state unemployment services, and employee handbooks. Other Human Resource Services revenue growth in fiscal 2005 compared to fiscal 2004 also reflected the benefit of revenue from the April 2004 acquisition of Stromberg time and attendance solutions.
      The increase in interest on funds held for clients in fiscal 2006 compared to fiscal 2005 is the result of higher average interest rates earned in fiscal 2006 and higher average portfolio balances. The increase in interest on funds held for clients in fiscal 2005 compared to fiscal 2004 is the result of higher average interest rates earned in fiscal 2005 and higher average portfolio balances, offset by lower net realized gains on the sales of available-for-sale securities. The higher average portfolio balances in both fiscal 2006 and fiscal 2005 were driven by client base growth, wage inflation, check volume growth within our current client base, and increased utilization of our payroll tax administration services and employee payment services. See the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing rates.

      Combined Operating and SG&A Expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for the fiscal year ended May 31:

In millions	2006	Change	2005	Change	2004

Compensation-related expenses	$656.8	15%	$571.4	12%	$510.2
Facilities (excluding depreciation) expenses	48.3	10%	44.1	-3%	45.3
Depreciation of property and equipment	51.6	12%	46.2	18%	39.2
Amortization of intangible assets	14.9	-6%	15.8	-5%	16.6
Other expenses	253.4	8%	233.8	9%	213.9

	1,025.0	12%	911.3	10%	825.2

Expense charge to increase legal reserve	—	0%	—	-100%	35.8

Total operating and SG&A expenses	$1,025.0	12%	$911.3	6%	$861.0

As a % of total service revenue	65.1%		65.8%		69.4%

      Combined operating and SG&A expenses increased 12% in fiscal 2006 and 10% in fiscal 2005, excluding the expense charge to increase the legal reserve in fiscal 2004. The increases in both fiscal 2006 and in fiscal 2005 were the result of our continued investment in information technology to create more efficient processes and systems as well as investment in personnel and other costs to support organic growth. During fiscal 2006, total expenses were affected by a strong sales year as our sales force exceeded its targets resulting in higher than normal levels of sales expense, continued investments in new products and services, geographic expansion within Germany, and other expenditures to continually improve client service. Fiscal 2005 growth was impacted by additional expenses as a result of our April 2004 acquisition of Stromberg. At May 31, 2006, we had approximately 10,900 employees compared with approximately 10,000 at May 31, 2005 and 9,400 at May 31, 2004.
      Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Depreciation expense increased in fiscal 2006 compared to fiscal 2005 due to the purchase in May 2005 of a 127,000-square foot building in Rochester, New York and higher levels of capital expenditures. Amortization of intangible assets is primarily related to client lists obtained from previous acquisitions, which are amortized using accelerated methods. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
      Operating Income: Operating income year-over-year growth was 22% for fiscal 2006 and 23% for fiscal 2005. The increases in operating income in fiscal 2006 and fiscal 2005 are attributable to the factors previously discussed.
      Investment Income, Net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increase in investment income in fiscal 2006 compared with fiscal 2005 is mainly due to higher average interest rates earned in fiscal 2006 and higher average portfolio balances resulting from investment of cash generated from ongoing operations. The decrease in investment income in fiscal 2005 compared with fiscal 2004 is mainly due to lower net realized gains on sales of available-for-sale securities and lower average interest rates earned on longer-term investments, offset by an increase in average daily balances.
      Income Taxes: Our effective income tax rate was 31.1% in fiscal 2006, compared with 32.5% in fiscal 2005, and 32.6% in fiscal 2004. The decrease in our effective income tax rate in fiscal 2006 was primarily the result of higher levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios and a lower effective state income tax rate. See Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

      Net Income: Net income growth was 26% for fiscal 2006 and 22% for fiscal 2005. The increases in net income for fiscal 2006 and fiscal 2005 are attributable to the factors previously discussed.
Liquidity and Capital Resources
      At May 31, 2006, our principal source of liquidity was $577.4 million of cash and corporate investments. We also had $384.5 million in long-term corporate investments at May 31, 2006. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
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
      Our credit facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between Paychex, Inc. and each of the financial institutions (the “Lenders”), pursuant to which we have granted each of the Lenders a security interest in certain of our investment securities accounts. The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.
      The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2006 or at May 31, 2006.
      We had standby letters of credit outstanding totaling $53.4 million at May 31, 2006, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between July 2006 and December 2008 and are secured by securities held in our corporate investment portfolios, including a $44.2 million letter of credit for which funds have been segregated into a separate account. Effective June 28, 2006, this $44.2 million letter of credit was increased to $50.9 million, bringing the total letters of credit outstanding to $60.2 million. No amounts were outstanding on these letters of credit during fiscal 2006 or at May 31, 2006.
      We have entered into various operating leases and purchase obligations that, under U.S. generally accepted accounting principles, are not reflected on the Consolidated Balance Sheets at May 31, 2006. The table below summarizes our estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other liabilities on the Consolidated Balance Sheets at May 31, 2006:

	Payments due by period

		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$134.2	$37.6	$60.1	$31.6	$4.9
Other purchase obligations(2)	77.0	40.4	18.0	14.5	4.1
Other liabilities(3)	1.5	0.3	0.6	0.4	0.2

Total	$212.7	$78.3	$78.7	$46.5	$9.2

(1)	Operating leases are primarily for office space and equipment used in our branch operations. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage and InterPay, which are included in the table above with other liabilities.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $8.2 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other liabilities represent business acquisition reserves and are reflected in the Consolidated Balance Sheets at May 31, 2006, with $0.3 million in other current liabilities and $1.2 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $39.4 million are excluded because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.
      Advantage has license agreements with fifteen independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. In addition, Advantage has a relationship with New England Business Services, Inc. (“NEBS®”) whereby Advantage performs all client functions other than sales and marketing. Under these arrangements, Advantage pays the Associates and NEBS commissions based on processing activity for the related clients. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates and NEBS in fiscal 2006 and fiscal 2005 was $19.0 million and $16.7 million, respectively.
      We guarantee performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services to Paychex and our subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.
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

Operating Cash Flow Activities

	Year ended May 31,

In millions	2006	2005	2004

Net income	$464.9	$368.8	$303.0
Non-cash adjustments to net income	99.5	106.7	105.6
Cash provided by/(used in) changes in operating assets and liabilities	4.8	(8.9)	(19.6)

Net cash provided by operating activities	$569.2	$466.6	$389.0

      The increase in our operating cash flows in fiscal 2006 and fiscal 2005 was driven by higher net income, impacted by changes in operating assets and liabilities. The fluctuations in our operating assets and liabilities between periods were primarily related to the timing of accounts receivable billing and collection, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	Year ended May 31,

In millions	2006	2005	2004

Net change in funds held for clients and corporate investment activities	$(224.0)	$(177.3)	$(151.8)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(81.1)	(67.2)	(50.6)
Acquisitions of businesses, net of cash acquired	(0.7)	(0.4)	(13.2)
Purchases of other assets	(4.2)	(2.7)	(2.4)

Net cash used in investing activities	$(310.0)	$(247.6)	$(218.0)

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
      The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of corporate investments. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.
      Acquisitions of businesses, net of cash acquired: In fiscal 2004, we paid approximately $12.6 million in cash for the acquisition of Stromberg and $0.6 million of additional purchase price related to the InterPay acquisition.
      Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. In fiscal 2006, we made purchases of property and equipment of $81.1 million, compared with $70.7 million of purchases in fiscal 2005 and $50.6 million of purchases in fiscal 2004. In May 2005, we purchased a 127,000-square-foot facility in Rochester, New York for $10.5 million. Construction in progress totaled $36.3 million and $29.5 million at May 31, 2006 and 2005, respectively. Of these costs, $29.4 million and $18.9 million represent software being developed for internal use at May 31, 2006 and 2005, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time we will begin amortization of the costs.

      During fiscal 2006, fiscal 2005, and fiscal 2004, we purchased approximately $4.6 million, $2.5 million, and $1.2 million, respectively, of data processing equipment and software from EMC Corporation, whose Chairman, President, and Chief Executive Officer is a member of our Board of Directors.
Financing Cash Flow Activities

	Year ended May 31,

In millions, except per share amounts	2006	2005	2004

Dividends paid	$(231.5)	$(193.0)	$(177.4)
Proceeds from exercise of stock options	32.1	9.0	18.3

Net cash used in financing activities	$(199.4)	$(184.0)	$(159.1)

Cash dividends per common share	$0.61	$0.51	$0.47

      Dividends paid: In October 2005, our Board of Directors approved an increase in the quarterly dividend payment to $0.16 per share from $0.13 per share. In October 2004, our Board of Directors approved an increase in the quarterly dividend payment to $0.13 per share from $0.12 per share. The dividends paid as a percentage of net income totaled 50%, 52%, and 59% in fiscal 2006, fiscal 2005, and fiscal 2004, respectively. Future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board of Directors.
      Proceeds from exercise of stock options: The increase in proceeds from the exercise of stock options in fiscal 2006 compared with fiscal 2005 is primarily due to an increase in the number of stock options exercised and an increase in the average exercise price per share. The decrease in proceeds from the exercise of stock options in fiscal 2005 compared with fiscal 2004 is primarily due to a decrease in the number of stock options exercised. Common shares acquired through exercise of stock options in fiscal 2006 were 1.7 million shares compared with 0.7 million shares in fiscal 2005 and 1.3 million shares in fiscal 2004. We have recognized a tax benefit from the exercise of stock options of $11.6 million, $4.5 million, and $10.2 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. This tax benefit reduces the accrued income tax liability and increases additional paid-in capital, with no impact on the expense amount for income taxes. See Note G to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock option plans.
Other
      New accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” This statement requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values measured at the date of grant.
      Prior to June 1, 2006, we had accounted for grants of employee stock options under the intrinsic value method allowed under APB 25 and related interpretations, and therefore had not recognized any compensation costs for stock-based awards. As permitted by SFAS No. 123, we presented pro forma financial results including the effects of share-based compensation costs in the footnotes to the financial statements. Refer to Note A to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, under the heading “Stock-based compensation costs,” for the pro forma results for fiscal 2006, 2005, and 2004.

      SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005 and permits adoption using one of the following two methods:

•	Modified prospective method, in which compensation costs will be recognized in our Consolidated Financial Statements for all awards granted after the date of adoption as well as for the unvested portion of existing awards as of the date of adoption (the “Existing Awards”), and requires that prior periods not be restated.

•	Modified retrospective method, which includes the requirements of the modified prospective method described above for new awards and Existing Awards, but also permits entities to restate prior periods based on amounts previously determined under SFAS No. 123 for pro forma disclosures.
      We will adopt this standard beginning June 1, 2006, using the modified prospective method. Accordingly, the results of operations for future periods will not be comparable to our historical results of operations. We anticipate the adoption of SFAS No. 123(R) will negatively impact net income in the range of 4% to 5% in fiscal 2007, increasing our operating expenses and selling, general and administrative expenses.
      Unrecognized stock-based compensation costs related to Existing Awards as of May 31, 2006 were approximately $38.3 million and are expected to be recognized over a weighted-average period of 2.4 years. We cannot yet estimate what the compensation cost impact will be on our Consolidated Financial Statements for the awards that we issue after June 1, 2006, as it will depend on the terms of any future grants approved by the Board of Directors and the underlying assumptions used in calculating the fair value at the time of any such future grants. The calculation of fair value is very sensitive to changes in the underlying assumptions, especially volatility and expected option term life.
      In addition, SFAS No. 123(R) will impact how income taxes are recorded to our Consolidated Financial Statements, as tax deductions for certain tax-qualified option grants (“incentive stock options”) are allowed only at the time a taxable disposition occurs. This may result in an increase in our effective tax rate in the early periods after adoption and it could cause variability in our effective tax rate throughout a fiscal year as these events occur.
      SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid in operating cash flows. We cannot estimate what the amount of excess tax deductions will be in future periods. However, the amounts of operating cash flows recognized in prior periods for excess tax deductions were $11.6 million, $4.5 million, and $10.2 million for fiscal 2006, 2005, and 2004, respectively.
      Our pro-forma disclosures under SFAS No. 123 utilized a Black-Scholes option pricing model for valuing employee stock options and allocated the expense using an accelerated method. Upon adoption of SFAS No. 123(R), we will continue to use a Black-Scholes option pricing model, but will begin to allocate the expense on a straight-line basis over the requisite service period as we believe this better aligns the cost with the employee services provided.
      Upon adoption of SFAS No. 123(R), we will be required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. In our pro forma disclosures under SFAS No. 123, we have accounted for forfeitures as they occurred. Our assumptions for forfeitures will be determined based on factors including type of award and historical experience, and will be reevaluated regularly as an award vests.
      We currently offer an Employee Stock Purchase Plan to all employees, under which stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. We have determined that this plan is non-compensatory and is not subject to the provisions of SFAS No. 123(R). Therefore, no compensation costs will be recognized related to this plan.

      The following FASB Staff Positions (“FSP”) issued during our fiscal year ended May 31, 2006 and related to SFAS No. 123(R) will be applied upon adoption of SFAS No. 123(R) for our fiscal year beginning June 1, 2006:

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
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective in the first reporting period beginning after December 15, 2005. We have historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP did not have an impact on our results of operations or financial position.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and was effective for reporting periods beginning after December 15, 2005. We account for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have an impact on our results of operations or financial position.
      In February and March 2006, the FASB issued the following statements amending SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125:”

•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140;” and

•	SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140.”
      The guidance in these statements is effective in the first fiscal year beginning after September 15, 2006. We do not utilize derivative financial instruments and currently do not have any servicing assets or servicing liabilities that would fall under the guidance of either statement, and therefore, the adoption of these statements will not have a material impact on our results of operations or financial position.
Critical Accounting Policies
      Note A to the Consolidated Financial Statements, included in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.
      Revenue recognition: Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. Our service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned on delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income.
      PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $2,414.5 million, $2,230.8 million, and $1,846.1 million for fiscal 2006, 2005, and 2004, respectively.
      Revenue from certain time and attendance solutions is recognized using the residual method when all of the following are present: persuasive evidence of an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by our clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.
      Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
      PEO workers’ compensation insurance: Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by us. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, we utilize an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
      Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including social and economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the Consolidated Financial Statements. Accordingly, final claim settlements may vary from our present estimates, particularly when those payments may not occur until well into the future.
      We regularly review the adequacy of our estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
      In fiscal 2006 and fiscal 2005, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. Our maximum individual claims liability was $750,000 under the fiscal 2006 policy and $500,000 under the fiscal 2005 policy.

      We had recorded the following amounts on our Consolidated Balance Sheets for workers’ compensation claims as of May 31:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

2006	$3,150	$7,061	$18,374
2005	$3,702	$7,164	$13,963
      Valuation of investments: Our investments in available-for-sale securities are reported at market value. Unrealized gains related to increases in the market value of investments and unrealized losses related to decreases in the market value are included in comprehensive income, net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the market value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On our Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.
      We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities, AAA- and AA-rated securities, and A-1-rated short-term securities. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the market value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumption related to any particular investment.
      Goodwill and intangible assets: For business combinations, we assign estimated fair values to all assets and liabilities acquired, including intangible assets, such as customer lists, certain license agreements, trade names, and non-compete agreements. The assignment of fair values to acquired assets and liabilities and the determination of useful lives for depreciable and amortizable assets requires significant estimates, judgments, and assumptions. For certain fixed assets, including software and intangible assets, we utilize the assistance of independent valuation consultants. The remaining purchase price of the acquired business not assigned to identifiable assets and liabilities is recorded as goodwill.
      We have $405.8 million of goodwill recorded on our Consolidated Balance Sheet at May 31, 2006, resulting from acquisitions in fiscal 2003 and fiscal 2004. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. We perform our annual review at the beginning of the fourth fiscal quarter. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. Based on the results of our goodwill impairment review, no impairment loss was recognized in the results of operations for fiscal 2006 or fiscal 2005. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.
      We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
      Accrual for client fund losses: We maintain an accrual for estimated losses associated with our clients’ inability to meet their payroll obligations. As part of providing payroll, payroll tax administration services, and employee payment services, we are authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. We evaluate certain uncollected amounts on a specific basis and analyze historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.
      Contingent liabilities: We are subject to various claims and legal matters that arise in the normal course of business. At May 31, 2006, we had approximately $15.6 million of reserves for pending legal matters. Based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated, we deem this amount adequate. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in our strategies or assumptions related to any particular matter. In light of the legal reserve recorded, we currently believe that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and our results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note L in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.
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
Market Risk Factors
      Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities and corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale securities to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage our interest rate risk.
      Our investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates. The Federal Funds rate has increased to 5.00% as of May 31, 2006. During fiscal 2006, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.2% compared with 2.2% for fiscal 2005 and 1.8% for fiscal 2004. Short-term rates rose steadily throughout fiscal 2005 and fiscal 2006. In fiscal 2005, longer-term rates, on average, were basically unchanged from fiscal 2004, but have risen steadily in fiscal 2006. While short-term and long-term interest rates generally move in the same direction, there are certain economic and liquidity conditions that will affect this relationship. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below. The Federal Funds rate decreased from 6.50% at May 31, 2000 to 1.00% at May 31, 2004. The decreasing interest rate environment experienced through fiscal 2004 negatively affected net income growth. During fiscal 2004, the decreasing rate environment generated significant unrealized gains for our longer-term available-for-sale securities and we were able to mitigate some of the impact of lower interest rates on earnings by realizing gains from sales of our investments.

      Increases in interest rates increase earnings from our short-term investments, and over time will increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which currently have an average duration of 2.0 years excluding the impact of auction rate securities and VRDNs that are tied to short-term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing interest rate environment will generally result in a decrease in the market value of our investment portfolio.
      The cost and market value of available-for-sale securities that have stated maturities at May 31, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2006

In thousands	Cost	Market value

Maturity date:
Due in one year or less	$545,046	$542,178
Due after one year through three years	688,411	678,728
Due after three years through five years	282,107	276,241
Due after five years	2,356,196	2,352,513

Total available-for-sale securities	$3,871,760	$3,849,660

      VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities is typically twenty to thirty years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
      The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2006	2005	2004

Federal Funds rate — beginning of fiscal year	3.00%	1.00%	1.25%
Rate increase/(decrease):
First quarter	0.50	0.50	(0.25)
Second quarter	0.50	0.50	—
Third quarter	0.50	0.50	—
Fourth quarter	0.50	0.50	—

Federal Funds rate — end of fiscal year	5.00%	3.00%	1.00%

Three-year “AAA” municipal securities yields — end of fiscal year	3.65%	2.85%	2.50%

      The Federal Funds rate was increased to 5.25% on June 29, 2006.
      Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to, daily interest rate changes, seasonal variations in investment balances, actual duration of short-term and available-for-sale securities, the proportional mix of taxable and tax-exempt investments, and changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous. Subject to these factors, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.
      Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $3.9 billion for the full year ended May 31, 2006. Our normal and anticipated allocation is approximately 60% invested in short-term securities and available-for-sale securities that are priced and traded as short-term securities (auction rate securities and VRDNs) with an average duration of thirty-five days, and 40% invested in other available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates

(17 basis points for tax-exempt investments) at the beginning of fiscal 2007 would be approximately $4.5 million to $5.0 million for fiscal 2007.
      The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $22.0 million at May 31, 2006, compared with a net unrealized loss of $9.9 million at May 31, 2005, and a net unrealized loss of $4.2 million at May 31, 2004. During fiscal 2006, the net unrealized gain or loss position ranged from a net unrealized loss of $25.2 million to $6.1 million. During fiscal 2005, the net unrealized gain or loss position ranged from approximately $14.4 million net unrealized loss to $10.6 million net unrealized gain. The net unrealized loss position of our investment portfolios was approximately $23.9 million at July 20, 2006.
      As of May 31, 2006 and May 31, 2005, we had $3.9 billion and $3.6 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities which are tied to short-term interest rates, the weighted average yields to maturity were 3.0% and 2.6%, as of May 31, 2006 and May 31, 2005, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our portfolio of securities at May 31, 2006, would be approximately $8.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity and with no related or immediate impact on the results of operations.
      Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in AAA-and AA-rated securities and A-1- rated short-term securities, and by limiting amounts that can be invested in any single issuer.

Item 8.	Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING
      Management of Paychex, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.
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
      The Audit Committee of our Company’s Board of Directors meets with the independent public accountants, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants and the chief internal auditor without management present to ensure that the independent public accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2006 Annual Meeting of Stockholders.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2006.
      The Company’s independent public accountants, Ernst & Young LLP, a registered public accounting firm, are appointed by its Audit Committee. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Paychex, Inc., management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent public accountants are contained in this Annual Report on Form 10-K.

/s/ Jonathan J. Judge Jonathan J. Judge President and Chief Executive Officer	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer, and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.
      We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Paychex, Inc.’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
July 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.
      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Paychex, Inc. (the Company) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Paychex, Inc. maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006, and our report dated July 13, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
July 13, 2006

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2006	2005	2004

Revenue:
Service revenue	$1,573,797	$1,384,674	$1,240,093
Interest on funds held for clients	100,799	60,469	54,254

Total revenue	1,674,596	1,445,143	1,294,347
Expenses:
Operating expenses	560,255	499,025	463,465
Selling, general and administrative expenses	464,770	412,343	397,567

Total expenses	1,025,025	911,368	861,032

Operating income	649,571	533,775	433,315
Investment income, net	25,195	12,391	16,469

Income before income taxes	674,766	546,166	449,784
Income taxes	209,852	177,317	146,834

Net income	$464,914	$368,849	$302,950

Basic earnings per share	$1.23	$0.97	$0.80

Diluted earnings per share	$1.22	$0.97	$0.80

Weighted-average common shares outstanding	379,465	378,337	377,371

Weighted-average common shares outstanding, assuming dilution	381,351	379,763	379,524

Cash dividends per common share	$0.61	$0.51	$0.47

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

At May 31,	2006	2005

Assets
Cash and cash equivalents	$137,423	$77,669
Corporate investments	440,007	225,719
Interest receivable	38,139	31,108
Accounts receivable, net of allowance for doubtful accounts	189,835	161,849
Deferred income taxes	18,314	19,946
Prepaid income taxes	7,574	5,781
Prepaid expenses and other current assets	21,398	20,587

Current assets before funds held for clients	852,690	542,659
Funds held for clients	3,591,611	2,979,348

Total current assets	4,444,301	3,522,007
Long-term corporate investments	384,481	404,152
Property and equipment, net of accumulated depreciation	234,664	205,319
Intangible assets, net of accumulated amortization	60,704	71,458
Goodwill	405,842	405,992
Deferred income taxes	12,783	1,213
Other long-term assets	6,527	7,277

Total assets	$5,549,302	$4,617,418

Liabilities
Accounts payable	$46,668	$30,385
Accrued compensation and related items	130,069	106,635
Deferred revenue	5,809	4,271
Legal reserve	15,625	25,271
Other current liabilities	34,008	28,391

Current liabilities before client fund deposits	232,179	194,953
Client fund deposits	3,606,193	2,985,386

Total current liabilities	3,838,372	3,180,339
Deferred income taxes	15,481	17,545
Other long-term liabilities	40,606	33,858

Total liabilities	3,894,459	3,231,742

Commitments and contingencies — Note L

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 380,303 shares at May 31, 2006, and 378,629 shares at May 31, 2005, respectively	3,803	3,786
Additional paid-in capital	284,395	240,700
Retained earnings	1,380,971	1,147,611
Accumulated other comprehensive loss	(14,326)	(6,421)

Total stockholders’ equity	1,654,843	1,385,676

Total liabilities and stockholders’ equity	$5,549,302	$4,617,418

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
	Common stock		Additional		other
			paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance at May 31, 2003	376,698	$3,767	$198,713	$846,196	$28,695	$1,077,371
Net income				302,950		302,950
Unrealized losses on securities, net of tax					(31,404)	(31,404)

Total comprehensive income						271,546
Cash dividends declared				(177,408)		(177,408)
Exercise of stock options	1,270	13	18,257			18,270
Tax benefit from exercise of stock options			10,194			10,194

Balance at May 31, 2004	377,968	3,780	227,164	971,738	(2,709)	1,199,973

Net income				368,849		368,849
Unrealized losses on securities, net of tax					(3,712)	(3,712)

Total comprehensive income						365,137
Cash dividends declared				(192,976)		(192,976)
Exercise of stock options	661	6	9,020			9,026
Tax benefit from exercise of stock options			4,516			4,516

Balance at May 31, 2005	378,629	3,786	240,700	1,147,611	(6,421)	1,385,676

Net income				464,914		464,914
Unrealized losses on securities, net of tax					(7,905)	(7,905)

Total comprehensive income						457,009
Cash dividends declared				(231,554)		(231,554)
Exercise of stock options	1,674	17	32,108			32,125
Tax benefit from exercise of stock options			11,587			11,587

Balance at May 31, 2006	380,303	$3,803	$284,395	$1,380,971	$(14,326)	$1,654,843

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2006	2005	2004

Operating activities
Net income	$464,914	$368,849	$302,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	66,517	62,004	55,837
Amortization of premiums and discounts on available-for-sale securities	27,897	28,618	26,079
(Benefit)/provision for deferred income taxes	(7,716)	9,590	(8,004)
Tax benefit related to exercise of stock options	11,587	4,516	10,194
Provision for allowance for doubtful accounts	2,173	2,179	2,941
Provision for legal reserves	—	—	35,800
Other non-cash adjustments	—	—	1,947
Net realized gains on sales of available-for-sale securities	(975)	(223)	(19,133)
Changes in operating assets and liabilities:
Interest receivable	(7,031)	(8,544)	223
Accounts receivable	(30,057)	(28,264)	(19,622)
Prepaid expenses and other current assets	(2,604)	(3,620)	(5,288)
Accounts payable and other current liabilities	37,740	20,371	9,798
Net change in other assets and liabilities	6,788	11,148	(4,720)

Net cash provided by operating activities	569,233	466,624	389,002
Investing activities
Purchases of available-for-sale securities	(90,551,938)	(84,226,693)	(80,325,156)
Proceeds from sales and maturities of available-for-sale securities	90,227,659	83,895,320	79,963,867
Net change in funds held for clients’ money market securities and other cash equivalents	(520,504)	(37,494)	119,555
Net change in client fund deposits	620,807	191,647	89,874
Purchases of property and equipment	(81,143)	(70,686)	(50,562)
Proceeds from sale of property and equipment	42	3,506	7
Acquisition of businesses, net of cash acquired	(726)	(444)	(13,213)
Purchases of other assets	(4,247)	(2,742)	(2,395)

Net cash used in investing activities	(310,050)	(247,586)	(218,023)
Financing activities
Dividends paid	(231,554)	(192,976)	(177,408)
Proceeds from exercise of stock options	32,125	9,026	18,270

Net cash used in financing activities	(199,429)	(183,950)	(159,138)

Increase in cash and cash equivalents	59,754	35,088	11,841
Cash and cash equivalents, beginning of fiscal year	77,669	42,581	30,740

Cash and cash equivalents, end of fiscal year	$137,423	$77,669	$42,581

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A — Description of Business and Significant Accounting Policies
      Description of Business: Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has approximately 500 clients in Germany. The Company, a Delaware corporation, reports one segment based upon the provision of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
      Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised of the Payroll and Human Resource Services product and service lines. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services.
      Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; the preparation of federal, state, and local payroll tax returns; and collection and remittance of payroll obligations for small- to medium-sized businesses.
      In connection with the automated payroll tax administration services, the Company collects payroll taxes electronically from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on their due dates. These collections from clients are typically paid between one and thirty days after receipt, with some items extending to ninety days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, net payroll is collected electronically from the clients’ bank account, typically one day before payday, and provides payment to the employee on payday. In connection with both the payroll tax administration and employee payment services, authorized electronic money transfers from client bank accounts are subject to potential risk of loss resulting from insufficient funds to cover such transfers.
      In addition to service fees paid by clients, the Company earns interest on funds held for clients that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies or client employees. The funds held for clients and related client deposit liability are included in the Consolidated Balance Sheets as current assets and current liabilities. The amount of funds held for clients and related client deposit liability varies significantly during the year.
      The Human Resource Services product and service line provides small- to medium-sized businesses with retirement services administration, workers’ compensation insurance administration, employee benefits administration, group health benefits, and state unemployment insurance. The Company’s Paychex Premiersm Human Resource Services (“Paychex Premier”) product provides a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (“PEO”), which provides primarily the same package of services as the Paychex Premier product, except Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides more sophisticated health care offerings to PEO clients. The Company makes available time and attendance solutions to larger companies, and offers solutions to small- to medium-sized businesses through Time In A Box®.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Principles of consolidation: The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
      Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less at the Balance Sheet date. Amounts reported in the Consolidated Balance Sheets approximate fair value.
      Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $2.5 million at both May 31, 2006 and 2005, respectively. Amounts reported in the Consolidated Balance Sheets approximate fair values. No single client has a material impact on total accounts receivable, service revenue, or results of operations.
      Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at market value obtained from an independent pricing service. Funds held for clients also include cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net.
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
      Property and equipment, net of accumulated depreciation: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to thirty-five years, or the remaining life, whichever is shorter, for buildings and improvements, two to seven years for data processing equipment, three to five years for software, seven years for furniture and fixtures, and ten years or the life of the lease, whichever is shorter, for leasehold improvements. Normal and recurring repair and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
      Software development and enhancements: Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to five years, except for substantial changes in the functionality of processing applications, for which the estimated useful life may be longer. For software developed for internal use, costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software costs include external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs, along with other long-lived assets, is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Goodwill and other intangible assets, net of accumulated amortization: The Company has recorded goodwill in connection with the acquisitions of businesses during the years ended May 31, 2003 (“fiscal 2003”) and May 31, 2004 (“fiscal 2004”). See Note B of the Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for further discussion on the fiscal 2004 acquisition. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous, and as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing in the fourth fiscal quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for the year ended May 31, 2006 (“fiscal 2006”) or the year ended May 31, 2005 (“fiscal 2005”).
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
      Other long-term assets: Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in its results of operations and financial position. The investments in these partnerships are accounted for under the equity method, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $4.5 million at May 31, 2006 and $5.2 million at May 31, 2005.
      Revenue recognition: Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the annual service period. The Company’s service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income.
      PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2,414.5 million, $2,230.8 million, and $1,846.1 million for fiscal 2006, 2005, and 2004, respectively.
      Revenue from certain time and attendance solutions is recognized using the residual method when all of the following are present: persuasive evidence of an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by the Company’s clients in conjunction with their purchase of the related time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.
      Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and employee payment services, and invested until remittance to

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted between one and thirty days after receipt, with some items extending to ninety days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
      Advantage Payroll Services, Inc. (“Advantage”), a subsidiary of the Company, has license agreements with fifteen independently owned associate offices (“Associates”). The Associates are responsible for selling and marketing Advantage payroll services and performing certain operational functions. Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services for the Associates, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with Associate customers. The marketing and selling by the Associates is conducted under their respective logos. Commissions earned by the Associates are based on the processing activity for the related clients. Revenue generated from customers as a result of these relationships and commissions paid to Associates are included in the Consolidated Statements of Income as service revenue and selling, general and administrative expense, respectively.
      PEO workers’ compensation insurance: Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by the Company. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, the Company utilizes an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
      Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and independent actuarial loss projections, and is subject to change due to multiple factors, including social and economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the Consolidated Financial Statements. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
      The Company regularly reviews the adequacy of its estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
      In fiscal 2006 and fiscal 2005, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. The Company’s maximum individual claims liability was $750,000 under its fiscal 2006 policy and $500,000 under the fiscal 2005 policy.
      The Company had recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of May 31:

	Prepaid	Current	Long-term
In thousands	expense	liability	liability

2006	$3,150	$7,061	$18,374
2005	$3,702	$7,164	$13,963
      The amount included in prepaid expense on the Consolidated Balance Sheets relates to the fiscal 2004 policy, which was a pre-funded policy.
      Other insurance: The Company’s captive insurance company provides insurance coverage to Paychex in addition to primary insurance policies purchased by Paychex. The coverage provided includes gap coverage for

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employment practices liability, errors and omissions, warranty liability, acts of terrorism, capacity for deductibles, and self-insured retentions.
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
      Stock-based compensation costs: SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company accounts for such arrangements under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense is recognized for stock option grants because the exercise price of the stock options equals the market price of the underlying stock on the date of the grant.
      The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	Year ended May 31,

In thousands, except per share amounts	2006	2005	2004

Net income, as reported	$464,914	$368,849	$302,950
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	18,821	15,525	9,703

Pro forma net income	$446,093	$353,324	$293,247

Earnings per share:
Basic — as reported	$1.23	$0.97	$0.80
Basic — pro forma	$1.18	$0.93	$0.78
Diluted — as reported	$1.22	$0.97	$0.80
Diluted — pro forma	$1.17	$0.93	$0.77
      For purposes of pro forma disclosures, the estimated fair value of the stock option is amortized to expense over the option’s vesting period. The weighted-average fair value of stock options granted for fiscal 2006, 2005, and 2004 was $11.10, $9.02, and $9.61 per share, respectively. The fair value of these stock options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended May 31,

	2006	2005	2004

Risk-free interest rate	4.0%	3.6%	2.8%
Dividend yield	1.6%	1.6%	1.4%
Volatility factor	.31	.31	.33
Expected option term life in years	6.4	5.0	4.7
      Additional information related to the Company’s stock option plans is detailed in Note G of the Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.
      New accounting pronouncements: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” This statement requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation costs in the financial statements based on their fair values measured at the date of grant.
      Prior to June 1, 2006, the Company had accounted for grants of employee stock options under the intrinsic value method allowed under APB 25 and related interpretations, and therefore had not recognized any compensation costs for stock-based awards. As permitted by SFAS No. 123, the Company presented pro forma financial results including the effects of share-based compensation costs in this Note A to the Consolidated Financial Statements.
      SFAS No. 123(R) is effective for fiscal years beginning after December 15, 2005 and permits adoption using one of the following two methods:

•	Modified prospective method, in which compensation costs will be recognized in the Company’s Consolidated Financial Statements for all awards granted after the date of adoption as well as for the unvested portion of existing awards as of the date of adoption (the “Existing Awards”), and requires that prior periods not be restated.

•	Modified retrospective method, which includes the requirements of the modified prospective method described above for new awards and Existing Awards, but also permits entities to restate prior periods based on amounts previously determined under SFAS No. 123 for pro forma disclosures.
      The Company will adopt this standard beginning June 1, 2006, using the modified prospective method. Accordingly, the results of operations for future periods will not be comparable to the Company’s historical results of operations. Paychex anticipates the adoption of SFAS No. 123(R) will negatively impact net income in the range of 4% to 5% for the fiscal year ending May 31, 2007, increasing the Company’s operating expenses and selling, general and administrative expenses.
      Unrecognized stock-based compensation costs related to Existing Awards as of May 31, 2006 were approximately $38.3 million and are expected to be recognized over a weighted-average period of 2.4 years. The Company cannot yet estimate what the compensation cost impact will be on the financial statements for the awards that the Company issues after June 1, 2006, as it will depend on the terms of any future grants approved by the Board of Directors and the underlying assumptions used in calculating the fair value at the time of any such future grants. The calculation of fair value is very sensitive to changes in the underlying assumptions, especially volatility and expected option term life.
      In addition, SFAS No. 123(R) will impact how income taxes are recorded to the Company’s Consolidated Financial Statements, as tax deductions for certain tax-qualified option grants (“incentive stock options”) are allowed only at the time a taxable disposition occurs. This may result in an increase in the Company’s effective tax rate in the early periods after adoption and it could cause variability in the Company’s effective tax rate throughout a fiscal year as these events occur.
      SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid in operating cash flows. The Company cannot estimate what the amount of excess tax deductions will be in future periods. However, the amounts of operating cash flows recognized in prior periods for excess tax deductions were $11.6 million, $4.5 million, and $10.2 million for fiscal 2006, 2005, and 2004, respectively.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pro-forma disclosures under SFAS No. 123 utilized a Black-Scholes option pricing model for valuing employee stock options and allocated the expense using an accelerated method. Upon adoption of SFAS No. 123(R), Paychex will continue to use a Black-Scholes option pricing model, but will begin to allocate the expense on a straight-line basis over the requisite service period to better reflect the cost of employee services provided.
      Upon adoption of SFAS No. 123(R), Paychex will be required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. In the Company’s pro forma disclosures under SFAS No. 123, it has accounted for forfeitures as they occurred. Assumptions for forfeitures will be determined based on factors including type of award and historical experience, and will be reevaluated regularly as an award vests.
      Paychex currently offers an Employee Stock Purchase Plan to all employees, under which stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. The Company has determined that this plan is non-compensatory and is not subject to the provisions of SFAS No. 123(R). Therefore, no compensation cost will be recognized related to this plan.
      The following FASB Staff Positions (“FSP”) issued during the Company’s fiscal year ended May 31, 2006 and related to SFAS No. 123(R) will be applied upon adoption of SFAS No. 123(R) for the Company’s fiscal year beginning June 1, 2006:

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
      In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period.” This FSP provides that rental costs associated with operating leases that are incurred during a construction period should be recognized as rental expense and included in income from continuing operations. The guidance in this FSP was effective in the first reporting period beginning after December 15, 2005. The Company has historically expensed rental costs incurred during a construction period, and therefore, the adoption of this FSP did not have an impact on the Company’s results of operations or financial position.
      In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and was effective for reporting periods beginning after December 15, 2005. The Company accounts for investments in accordance with this guidance, and therefore, the adoption of this FSP did not have an impact on the Company’s results of operations or financial position.
      In February and March 2006, the FASB issued the following statements amending SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement No. 125:”

•	SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140;” and

•	SFAS No. 156, “Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140.”
      The guidance in these statements is effective in the first fiscal year beginning after September 15, 2006. The Company does not utilize derivative financial instruments and currently does not have any servicing assets or servicing liabilities that would fall under the guidance of either statement, and therefore, the adoption of these statements will not have a material impact on the Company’s results of operations or financial position.
      Reclassifications: Certain prior periods presented reflect the change in classification of variable rate demand notes (“VRDNs”) and auction rate securities from cash equivalents to available-for-sale securities. This reclassification had no impact on reported consolidated earnings.
      VRDNs are variable rate securities where the interest rate is periodically reset, as established at the time of the notes issuance, and is often tied to short-term interest rates. However, the contractual maturity on these notes is typically twenty to thirty years. The Company invests in these securities to provide near-term liquidity as it can tender the notes at par to a remarketing agent either daily or within five business days. Auction rate securities are also variable rate and tied to short-term interest rates with maturities in excess of ninety days. Interest rates on these securities reset through a Dutch auction, at predetermined short-term intervals, usually every seven, twenty-eight, thirty-five, or forty-nine days. Interest paid during a given period is based upon the interest rate determined during the prior auction. Although VRDNs and auction rate securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature. The Company has historically classified these securities as cash equivalents if the period between interest rate resets was ninety days or less.
      Based on the Company’s review of the maturity dates associated with the underlying securities and as liquidity is provided by a party other than the original issuer, the Company has reclassified VRDNs and auction rate securities to available-for-sale securities, within corporate investments and funds held for clients, for each of the periods presented in the accompanying Consolidated Balance Sheets. This reclassification was $1.7 billion and $1.6 billion from cash equivalents to available-for-sale securities within funds held for clients as of May 31, 2006 and May 31, 2005, respectively, and $263.5 million and $203.3 million from cash and cash equivalents to corporate investments as of May 31, 2006 and May 31, 2005, respectively. In addition, “Purchases of available-for-sale securities,” “Proceeds from sales and maturities of available-for-sale securities,” “Net change in funds held for clients’ money market securities and other cash equivalents,” and “Net realized gains on sales of available-for-sale securities” included in the accompanying Consolidated Statements of Cash Flows, have been revised to reflect the purchase and sale of VRDNs and auction rate securities during the periods presented.
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

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note B — Business Combinations
      As a result of acquisitions in fiscal 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination.” The purchase price allocation for the acquisitions included reserves of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for fiscal 2006 for these reserves is summarized as follows:

	Balance at		Other	Balance at
	May 31,	Utilization	reserve	May 31,
In thousands	2005	of reserve	adjustments	2006

Severance costs	$618	$427	$—	$191
Redundant lease costs	$2,490	$996	$45	$1,539
      The remaining severance payments will be complete by the end of the fiscal year ending May 31, 2008. The majority of redundant lease payments are expected to be complete in the fiscal year ending May 31, 2007, with the remaining payments extending until 2015. Payments of $1.4 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at May 31, 2006.
      Fiscal 2004 acquisition: During fiscal 2004, the Company expanded its product offerings to include time and attendance solutions. Effective April 12, 2004, Paychex acquired substantially all the assets and certain liabilities of Stromberg LLC (“Stromberg”), a provider of time and attendance solutions for medium- to large-sized businesses, for approximately $13.5 million. Paychex had purchased Stromberg’s Time In A Box product, a time and attendance solution for small- to medium-sized businesses, in October 2003. The purchase price was allocated to the assets and liabilities of Stromberg based on their fair values as follows:

In thousands	Stromberg

Current assets and other long-term assets	$723
Property and equipment	2,097
Intangible assets	950
Goodwill	11,757
Accounts payable and accrued expenses	(2,053)

Total purchase price	$13,474

      The amount assigned to property and equipment primarily represents the fair value of software and is based upon an independent appraisal. The goodwill balance is deductible for tax purposes.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Basic and Diluted Earnings Per Share
      Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,

In thousands, except per share amounts	2006	2005	2004

Basic earnings per share:
Net income	$464,914	$368,849	$302,950
Weighted-average common shares outstanding	379,465	378,337	377,371

Basic earnings per share	$1.23	$0.97	$0.80

Diluted earnings per share:
Net income	$464,914	$368,849	$302,950
Weighted-average common shares outstanding	379,465	378,337	377,371
Effect of dilutive stock options at average market price	1,886	1,426	2,153

Weighted-average common shares outstanding, assuming dilution	381,351	379,763	379,524

Diluted earnings per share	$1.22	$0.97	$0.80

Weighted-average anti-dilutive stock options	2,711	4,918	1,907

      Weighted-average anti-dilutive stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect would have been anti-dilutive.
Note D — Funds Held for Clients and Corporate Investments
      Funds held for clients and corporate investments at May 31, 2006 and 2005 are as follows:

	May 31, 2006

		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$557,074	$—	$—	$557,074
Available-for-sale securities:
General obligation municipal bonds	796,543	229	(12,201)	784,571
Pre-refunded municipal bonds	215,491	153	(3,015)	212,629
Revenue municipal bonds	423,922	12	(6,099)	417,835
Auction rate securities and variable rate demand notes	2,136,906	94	—	2,137,000
U.S. government securities	301,573	—	(1,272)	300,301
Other equity securities	20	57	—	77

Total available-for-sale securities	3,874,455	545	(22,587)	3,852,413
Other	6,148	515	(51)	6,612

Total funds held for clients and corporate investments	$4,437,677	$1,060	$(22,638)	$4,416,099

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2005

		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$36,571	$—	$—	$36,571
Available-for-sale securities:
General obligation municipal bonds	730,571	1,497	(7,042)	725,026
Pre-refunded municipal bonds	196,321	612	(1,112)	195,821
Revenue municipal bonds	414,358	697	(3,806)	411,249
Auction rate securities and variable rate demand notes	2,060,037	2	—	2,060,039
U.S. government securities	175,792	14	(762)	175,044
Other equity securities	20	48	—	68

Total available-for-sale securities	3,577,099	2,870	(12,722)	3,567,247
Other	5,169	254	(22)	5,401

Total funds held for clients and corporate investments	$3,618,839	$3,124	$(12,744)	$3,609,219

      Classification of investments on the Consolidated Balance Sheets is as follows:

In thousands	May 31, 2006	May 31, 2005

Funds held for clients	$3,591,611	$2,979,348
Corporate investments	440,007	225,719
Long-term corporate investments	384,481	404,152

Total funds held for clients and corporate investments	$4,416,099	$3,609,219

      The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in AAA- and AA-rated securities and A-1- rated short-term securities, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes.
      The Company’s available-for-sale securities reflected a net unrealized loss position of $22.0 million at May 31, 2006 compared with $9.9 million at May 31, 2005. The change in the net unrealized loss position of the Company’s available-for-sale securities from May 31, 2005 to May 31, 2006 resulted from increases in long-term market interest rates. The gross unrealized losses at May 31, 2006 were comprised of 441 available-for-sale securities, which had a total market value of $1,625.7 million. The gross unrealized losses at May 31, 2005 were comprised of 327 available-for-sale securities with a total market value of $1,211.5 million. The securities in an unrealized loss position were in a loss position as follows as of May 31, 2006 and 2005:

	Less than 12 Months		More than 12 Months

	Gross		Gross
	unrealized	Market	unrealized	Market
In thousands	loss	value	loss	value

2006	$(7,724)	$735,610	$(14,863)	$890,076

2005	$(6,474)	$818,782	$(6,248)	$392,748

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. At May 31, 2006, the Company believed that the investments it held were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believed that it was probable that the principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. At May 31, 2006 and May 31, 2005, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment. As of May 31, 2006, the Company had separately reported its long-term corporate investments on its Consolidated Balance Sheets as the Company has the ability to hold these investments for a period in excess of one year. To conform to the current period presentation, the Company has also reclassified its investments at May 31, 2005.
      Realized gains and losses are as follows:

	Year ended May 31,

In thousands	2006	2005	2004

Gross realized gains	$1,036	$1,114	$19,808
Gross realized losses	(61)	(891)	(675)

Net realized gains	$975	$223	$19,133

      The cost and market value of available-for-sale securities that have stated maturities at May 31, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2006

In thousands	Cost	Market value

Maturity date:
Due in one year or less	$545,046	$542,178
Due after one year through three years	688,411	678,728
Due after three years through five years	282,107	276,241
Due after five years	2,356,196	2,352,513

Total available-for-sale securities	$3,871,760	$3,849,660

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

	May 31,

In thousands	2006	2005

Land and improvements	$3,552	$3,402
Buildings and improvements	79,875	66,019
Data processing equipment	134,636	116,465
Software	66,945	58,463
Furniture, fixtures, and equipment	112,733	98,312
Leasehold improvements	47,627	35,958
Construction in progress	36,350	29,470

Total property and equipment, gross	481,718	408,089
Less: Accumulated depreciation and amortization	247,054	202,770

Property and equipment, net of accumulated depreciation	$234,664	$205,319

      Depreciation expense was $51.6 million, $46.2 million, and $39.2 million for fiscal years 2006, 2005, and 2004, respectively.
      Within construction in progress, there are costs for software being developed for internal use of $29.4 million and $18.9 million at May 31, 2006 and May 31, 2005, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.
Note F — Intangible Assets, Net of Accumulated Amortization
      The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	May 31,

In thousands	2006	2005

Client lists and associate offices license agreements	$122,909	$118,749
Other intangible assets	4,165	4,166

Total intangible assets, gross	127,074	122,915
Less: Accumulated amortization	66,370	51,457

Intangible assets, net of accumulated amortization	$60,704	$71,458

      Amortization expense for intangible assets was $14.9 million, $15.8 million, and $16.6 million for fiscal years 2006, 2005, and 2004, respectively.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The estimated amortization expense for the next five fiscal years relating to intangible asset balances as of May 31, 2006, is as follows:

Estimated
In thousands	amortization
Fiscal year ended May 31,	expense

2007	$13,475
2008	$11,736
2009	$ 9,995
2010	$ 8,367
2011	$ 6,592
Note G — Stock Option Plans
      The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), became effective on October 12, 2005 upon its approval by the Company’s stockholders. The 2002 Plan authorizes the granting of options to purchase up to 29.1 million shares of the Company’s common stock. At May 31, 2006, there were 20.5 million shares available for future grants under the 2002 Plan.
      No future grants will be made pursuant to the Paychex, Inc. 1998 or 1995 Stock Incentive Plans, which expired in August 2002 and 1998, respectively. However, options to purchase an aggregate of 4.5 million shares under these two plans remain outstanding at May 31, 2006.
      The exercise price for the shares subject to options of the Company’s common stock is equal to the fair market value on the date of the grant. All stock option grants have a contractual life of ten years from the date of the grant. Non-qualified stock option grants since July 2005 vest 20% per annum, with previously granted stock options vesting at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.
      The Company has granted stock options to employees in the following broad-based incentive stock option grants:

			Shares
	Shares	Exercise	outstanding at
Date of broad-based grant	granted	price	May 31, 2006	Vesting schedule

November 1996	3,157,000	$11.53	180,000	50% on May 3, 1999, 50% on May 1, 2001
July 1999	1,381,000	$21.46	328,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	579,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	1,173,000	25% each April in 2005 through 2008
      Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria. Beginning with grants issued in July 2005, such grants of options vest 20% per annum.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity for the three years ended May 31, 2006:

	Shares subject	Weighted-average
In thousands, except per share amounts	to options	exercise price

Outstanding at May 31, 2003	8,871	$23.77
Granted	3,429	$34.29
Exercised	(1,270)	$14.38
Cancelled	(424)	$32.89

Outstanding at May 31, 2004	10,606	$27.93
Granted	2,729	$31.54
Exercised	(661)	$13.65
Cancelled	(745)	$34.19

Outstanding at May 31, 2005	11,929	$29.15
Granted	3,860	$34.32
Exercised	(1,674)	$19.19
Cancelled	(605)	$34.72

Outstanding at May 31, 2006	13,510	$31.61

Exercisable at May 31, 2004	5,000	$21.31

Exercisable at May 31, 2005	5,622	$25.50

Exercisable at May 31, 2006	5,482	$29.49

      Stock options granted during fiscal 2005 include a grant of 650,000 options, at an exercise price of $30.68 per share, to the Company’s current President and Chief Executive Officer on October 1, 2004. Of these stock options, 100,000 were granted under the 2002 Plan and the remaining 550,000 were granted under a non-qualified stock option agreement.
      Historically, the Company has granted options to purchase common stock in an annual aggregate amount that is less than one percent of the outstanding common shares. With the July 2005 grant of options to purchase common stock, the Company has increased the annual amount to approximately one percent of outstanding common shares.
      The following table summarizes information about stock options outstanding and exercisable at May 31, 2006:

	Options outstanding			Options exercisable

			Weighted-
		Weighted-	average		Weighted-
	Shares subject	average	remaining	Shares subject	average
Range of exercise	to options (in	exercise price	contractual	to options (in	exercise price
prices per share	thousands)	per share	life in years	thousands)	per share

$ 8.71 — $17.24	719	$11.59	1.0	719	$11.59
$17.25 — $25.78	1,191	$20.85	2.8	1,191	$20.85
$25.79 — $34.32	8,465	$31.85	8.0	1,622	$30.56
$34.33 — $42.86	3,006	$39.14	6.8	1,821	$39.76
$42.87 — $51.38	129	$50.53	4.3	129	$50.53

$ 8.71 — $51.38	13,510	$31.61	6.8	5,482	$29.49

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Income Taxes
      The components of deferred tax assets and liabilities are as follows:

	May 31,

In thousands	2006	2005

Deferred tax assets:
Legal reserve	$4,481	$8,973
Captive loss reserve	2,364	1,826
Compensation and employee benefit liabilities	9,522	7,471
PEO workers’ compensation claims reserve	3,589	6,400
Unrealized losses on available-for-sale securities	7,717	3,431
Other current liabilities	5,667	3,501
Tax credit carry forward	11,242	—
Depreciation	3,120	658
Other	2,265	2,301

Gross deferred tax assets	49,967	34,561

Deferred tax liabilities:
Capitalized software	11,609	8,684
Intangible assets	12,704	10,316
Revenue not subject to current taxes	8,973	7,985
Depreciation	711	3,549
Other	354	413

Gross deferred tax liabilities	34,351	30,947

Net deferred tax asset	$15,616	$3,614

      The components of the provision for income taxes are as follows:

	Year ended May 31,

In thousands	2006	2005	2004

Current:
Federal	$209,659	$159,007	$140,130
State	7,909	8,720	14,708

Total current	217,568	167,727	154,838

Deferred:
Federal	(7,872)	9,155	(7,657)
State	156	435	(347)

Total deferred	(7,716)	9,590	(8,004)

Provision for income taxes	$209,852	$177,317	$146,834

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for income before taxes for the three years ending May 31, 2006, is as follows:

	Year ended May 31,

	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	0.8	1.1	2.1
Tax-exempt municipal bond interest	(4.5)	(3.9)	(3.8)
Other items	(0.2)	0.3	(0.7)

Effective income tax rate	31.1%	32.5%	32.6%

Note I — Other Comprehensive Loss
      The following table sets forth the related tax effects allocated to unrealized gains and losses on available-for-sale securities, which is the only component of other comprehensive loss:

	Year ended May 31,

In thousands	2006	2005	2004

Unrealized holding losses	$(11,216)	$(5,445)	$(30,011)
Income tax benefit related to unrealized holding losses	3,941	1,878	10,768
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(975)	(223)	(19,133)
Income tax expense on reclassification adjustment for net gain on sale of available-for-sale securities	345	78	6,972

Other comprehensive loss	$(7,905)	$(3,712)	$(31,404)

      At May 31, 2006, accumulated other comprehensive loss was $14.3 million, net of tax of $7.8 million. At May 31, 2005, accumulated other comprehensive loss was $6.4 million, net of tax of $3.4 million.
Note J — Supplemental Cash Flow Information
      Supplemental disclosure of non-cash financing activities and cash flow information is as follows:

	Year ended May 31,

In thousands	2006	2005	2004

Income taxes paid	$207,632	$166,903	$145,710
Tax benefit from the exercise of stock options	$11,587	$4,516	$10,194

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note K — Employee Benefit Plans
      401(k) Plans: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. The Company currently matches 50% of an employee’s voluntary contribution up to 6% of a participant’s gross wages.
      This Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (“ESOP”) Stock Fund, are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.
      Company contributions to the 401(k) plan for fiscal 2006, 2005, and 2004 were $9.1 million, $7.9 million, and $7.1 million, respectively.
      Deferred Compensation Plans: The Company offers a non-qualified and unfunded Deferred Compensation Plan to a select group of key employees, executive officers, and Directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and non-employee directors to defer 100% of their Board compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. The amounts accrued under this Plan were $6.6 million and $5.4 million at May 31, 2006 and 2005, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.
      Prior to the April 1, 2003 acquisition, InterPay, Inc. (“InterPay”) entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $1.6 million and $1.8 million at May 31, 2006 and 2005, respectively, and represent the estimated present value of the benefits earned under these agreements.
      Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices with no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold.
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
      The credit facilities are evidenced by Promissory Notes and are secured by separate Pledge Security Agreements by and between Paychex, Inc. and each of the financial institutions (the “Lenders”), pursuant to which the Company has granted each of the Lenders a security interest in certain investment securities accounts. The collateral is maintained in a pooled custody account pursuant to the terms of a Control Agreement and is to be administered under an Intercreditor Agreement among the Lenders. Under certain

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
circumstances, individual Lenders may require that collateral be transferred from the pooled account into segregated accounts for the benefit of such individual Lenders.
      The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2006 or at May 31, 2006.
      Letters of credit: The Company had standby letters of credit outstanding totaling $53.4 million and $53.1 million at May 31, 2006 and 2005, respectively, required to secure commitments for certain insurance policies. These letters of credit at May 31, 2006, expire at various dates between July 2006 and December 2008 and are secured by securities held in the Company’s corporate investment portfolios, including a $44.2 million letter of credit for which funds have been segregated into a separate account. Effective June 28, 2006, this $44.2 million letter of credit was increased to $50.9 million, bringing the total letters of credit outstanding to $60.2 million. No amounts were outstanding on these letters of credit during fiscal 2006 or at May 31, 2006.
      Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters.
      The Company and its wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”), are currently defendants in three lawsuits pending in the United States Bankruptcy Court, Central District of California, thirteen lawsuits pending in the United States Court of Appeals for the Ninth Circuit, and one lawsuit pending in the California Court of Appeal, Second District, all brought in calendar years 2002 and 2003 by licensees of payroll processing software owned by Rapid Payroll.
      In August 2001, Rapid Payroll informed seventy-six licensees that it intended to stop supporting the payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. These lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company will defend and, if necessary, indemnify them in connection with these pending matters.
      On July 5, 2002, the federal district court entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements.
      In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc., et al. following a bench trial before a judge of the Los Angeles County Superior Court. The judgment provided that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The court also ordered Rapid Payroll to support its software being used by Accuchex until such time as Rapid Payroll dissolves, which the court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The court rejected all of the other causes of action asserted by the plaintiff. The case is pending on appeal with the California Court of Appeal, Second District.
      On February 28 and March 1, 2005, the United States District Court, Central District of California entered judgment in thirteen of the cases pending before it. Those judgments provided that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also extended the court’s preliminary injunction, ordering that Rapid Payroll must support the licensed software through April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
’Rapid Payroll under the agreements from these thirteen licensee plaintiffs total approximately $2.5 million. The federal court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The federal court judgments rejected the fraud and other tort claims brought by those plaintiffs against all of the defendants. Plaintiffs have appealed the federal court rulings and the Company has cross-appealed.
      On May 4, 2006, following expiration of the federal district court’s injunction, Rapid Payroll filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to develop a plan that allows Rapid Payroll to discontinue support for the software in a manner that deals fairly with its few remaining licensees. Rapid Payroll is continuing to operate as a debtor-in-possession, paying all of its post-petition debts as they become due.
      Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all litigation totaled $15.6 million at May 31, 2006, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve has been reduced in fiscal 2006 as actual settlements and incurred professional fees have been charged against it.
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
      Lease commitments: The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for fiscal 2006, 2005, and 2004 was $37.6 million, $35.9 million, and $37.7 million, respectively. At May 31, 2006, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Fiscal year ended May 31,	Minimum lease payments

2007	$37,902
2008	$33,687
2009	$27,019
2010	$19,859
2011	$12,100
Thereafter	$ 5,104
      The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.
      Other commitments: At May 31, 2006, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $77.0 million, including $8.2 million of commitments to purchase capital assets.
      The Company guarantees performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. The Company has entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
legal claims as they relate to their services to Paychex and its subsidiaries. Historically, there have been no material losses related to such guarantees and indemnifications.
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
Note M — Related Parties
      During fiscal years 2006, 2005, and 2004, the Company purchased approximately $4.6 million, $2.5 million, and $1.2 million, respectively, of data processing equipment and software from EMC Corporation, whose Chairman, President, and Chief Executive Officer is a member of the Board of Directors of Paychex.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note N — Quarterly Financial Data (Unaudited)
In thousands, except per share amounts

	Three Months Ended

Fiscal 2006	August 31	November 30	February 28	May 31	Full Year

Service revenue	$384,415	$379,028	$401,883	$408,471	$1,573,797
Interest on funds held for clients	19,300	20,787	28,703	32,009	100,799

Total revenue	403,715	399,815	430,586	440,480	1,674,596

Operating income	162,820	158,605	160,600	167,546	649,571
Investment income, net	4,859	5,552	6,358	8,426	25,195

Income before income taxes	167,679	164,157	166,958	175,972	674,766
Income taxes	52,651	51,545	52,424	53,232	209,852

Net income	$115,028	$112,612	$114,534	$122,740	$464,914

Basic earnings per share(A)	$0.30	$0.30	$0.30	$0.32	$1.23
Diluted earnings per share(A)	$0.30	$0.30	$0.30	$0.32	$1.22
Weighted-average common shares outstanding	378,810	379,268	379,680	380,092	379,465
Weighted-average common shares outstanding, assuming dilution	380,180	381,256	381,751	382,207	381,351
Cash dividends per common share	$0.13	$0.16	$0.16	$0.16	$0.61
Total net realized gains(B)	$112	$14	$498	$351	$975

	Three Months Ended

Fiscal 2005	August 31	November 30	February 28	May 31	Full Year

Service revenue	$334,203	$334,876	$357,094	$358,501	$1,384,674
Interest on funds held for clients	10,772	12,409	16,767	20,521	60,469

Total revenue	344,975	347,285	373,861	379,022	1,445,143

Operating income	128,668	126,898	135,382	142,827	533,775
Investment income, net	2,259	2,751	3,099	4,282	12,391

Income before income taxes	130,927	129,649	138,481	147,109	546,166
Income taxes	43,206	42,784	45,699	45,628	177,317

Net income	$87,721	$86,865	$92,782	$101,481	$368,849

Basic earnings per share(A)	$0.23	$0.23	$0.25	$0.27	$0.97
Diluted earnings per share(A)	$0.23	$0.23	$0.24	$0.27	$0.97
Weighted-average common shares outstanding	378,107	378,265	378,403	378,569	378,337
Weighted-average common shares outstanding, assuming dilution	379,706	379,696	379,814	379,831	379,763
Cash dividends per common share	$0.12	$0.13	$0.13	$0.13	$0.51
Total net realized gains/(losses)(B)	$177	$92	$(170)	$124	$223

(A)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(B)	Total net realized gains/(losses) on the combined funds held for clients and corporate investment portfolios, net of immaterial adjustments related to the reclassification of auction rate securities as described in Note A of the Notes to Consolidated Financial Statements.

Schedule II — Valuation and Qualifying Accounts
PAYCHEX, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

			Additions/
	Balance at	Additions	(deductions)		Balance
	beginning	charged to	to other	Costs and	at end of
Description	of year	expenses	accounts (A)	deductions (B)	year

2006
Allowance for doubtful accounts	$2,472	$2,173	$—	$2,115	$2,530
Reserve for client fund losses	$1,582	$3,444	$—	$2,505	$2,521

2005
Allowance for doubtful accounts	$3,262	$2,179	$—	$2,969	$2,472
Reserve for client fund losses	$1,427	$2,481	$—	$2,326	$1,582

2004
Allowance for doubtful accounts	$2,208	$2,941	$702	$2,589	$3,262
Reserve for client fund losses	$2,168	$2,943	$(207)	$3,477	$1,427

(A)	Reflects amounts acquired in purchase transactions or adjustments to purchase price allocations.

(B)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The following table shows the executive officers of the Company as of May 31, 2006, and information regarding their positions and business experience. Such executive officers maintain principal policy-making powers at the Company.

Name	Age	Position and business experience

Jonathan J. Judge	52	Mr. Judge became President and Chief Executive Officer of the Company in October 2004. Prior to joining the Company, from October 2002 through December 2003, he served as President and Chief Executive Officer of Crystal Decisions, Inc., an information management software company. From 2001 to 2002, Mr. Judge was General Manager of IBM’s Personal Computing Division. From 1998 to 2001, he headed up the worldwide sales, service, and support functions of IBM’s Personal Computing Division and was a member of the worldwide management committee of IBM. Mr. Judge also serves as a director of the Company and is also a director of PMC-Sierra, Inc.

Name	Age	Position and business experience

John M. Morphy	58	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. He was Vice President, Director of Finance from July 1996 to October 2002. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.
Martin Mucci	46	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services, Inc. acquisition, and was appointed Senior Vice President, Operations in October 2002. Prior to joining the Company, he served as President of Telephone Operations for Frontier Communications, a telecommunications services provider, and Chief Executive Officer of Frontier Communications of Rochester, N.Y., a telecommunications services provider.
Walter Turek	53	Mr. Turek has served as Senior Vice President, Sales and Marketing, since October 2002. From 1989 to October 2002, he was Vice President, Sales. He has been with the Company since 1981 and has served in various sales and management capacities.
Melinda A. Janik	49	Ms. Janik joined the Company in March 2005 as Vice President and Controller. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer for Glimcher Realty Trust, a publicly traded national mall Real Estate Investment Trust, for a number of years beginning in July 2002. Prior to July 2002, she was Vice President and Treasurer for NCR Corporation, a technology company.
William G. Kuchta, Ed. D	59	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation.
      The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders in the sections titled “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF ETHICS,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference thereto.

Item 11.	Executive Compensation
      The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders in the section titled “EXECUTIVE OFFICER COMPENSATION,” and is incorporated herein by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference thereto.
      The Company maintains equity compensation plans in the form of stock option incentive plans. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options

(broad-based grants only) from the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”). The 2002 Plan was adopted on July 7, 2005, by the Board of Directors of the Company and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 12, 2005. There are previously granted options to purchase shares under the Paychex, Inc. 1998 and 1995 Stock Incentive Plans that remain outstanding at May 31, 2006. There will not be any new grants under these expired plans. Refer to Note G in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock option plans.
      The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2006:

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
In thousands	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	12,960	$31.64	20,509
Equity compensation plans not approved by security holders	550	$30.68	—

Total	13,510	$31.61	20,509

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the heading “OTHER MATTERS AND INFORMATION,” under the sub-heading “Certain Relationships and Related Transactions,” and is incorporated herein by reference thereto.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders under the heading “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS,” and is incorporated herein by reference thereto.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data See Financial Statements and Supplementary Data Table of Contents at page 31.
2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 31.
All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
*	(3)(b)	Bylaws, as amended.
#	(10)(a)	Paychex, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 33-64389.

#	(10)(b)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10)(c)	Paychex, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-101074.
#	(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated), incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129572.
#	(10)(e)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10)(f)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10)(g)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10)(h)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano, incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(i)	Paychex, Inc. Indemnification Agreement with Walter Turek, incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(j)	Paychex, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(k)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated October 1, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 4, 2004.
#	(10)(l)	Compensation arrangement with B. Thomas Golisano, effective October 1, 2004, for service as Chairman of the Board of Directors, incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10)(m)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge, incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10)(n)	Certain compensation information for Jonathan J. Judge, President and Chief Executive Officer of the Company, is incorporated herein by reference from the Company’s Form 8-K filed with the Commission on February 10, 2006.
*#	(10)(o)	Paychex, Inc. Officer Performance Incentive Program for the year ended May 31, 2007.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this report

#	Management contract or compensatory plan

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2006.
PAYCHEX, INC.
By: /s/ Jonathan J. Judge

Jonathan J. Judge
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 21, 2006.
/s/ Jonathan J. Judge

Jonathan J. Judge, President and
Chief Executive Officer, and Director
(Principal Executive Officer)
/s/ John M. Morphy

John M. Morphy, Senior Vice President,
Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)
B. Thomas Golisano*, Chairman of the Board
David J. S. Flaschen*, Director
Phillip Horsley*, Director
Grant M. Inman*, Director
Pamela A. Joseph*, Director
J. Robert Sebo*, Director
Joseph M. Tucci*, Director
*By: /s/ Jonathan J. Judge

Jonathan J. Judge, as Attorney-in-Fact