Form 10-K/A
period 2006-05-31
PAYCHEX INC
filed 2006-09-08
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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
Yes ☐ No ☑
     As of November 30, 2005, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $14,387,643,144, based on the closing price reported for such date on the NASDAQ Stock Market.
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

Explanatory Note
     Paychex, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended May 31, 2006 as filed with the Securities and Exchange Commission on July 21, 2006 (the “Original Filing”). The purpose of this filing is solely to amend the Paychex, Inc. Officer Performance Incentive Program For the Year Ending May 31, 2007 (the “Program”), which was filed as Exhibit 10(o) to the Original Filing, to update certain disclosures regarding the maximum incentives under the Program.
     This Amendment does not reflect any developments since the date of the Original Filing. No other changes have been made to the Original Filing and this Amendment does not amend, update, or change any financial statements or other disclosures contained in the Original Filing, which is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(3) Exhibits
The following exhibits are hereby filed as part of this Annual Report on Form 10-K/A (Amendment No. 1):

	Exhibit No.	Description

*#	(10)(o)	Paychex, Inc. Officer Performance Incentive Program For the Year Ending May 31, 2007.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Exhibit filed with this report
     # Management contract or compensatory plan

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2006.
PAYCHEX, INC.
By: /s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 8, 2006.
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