Form 10-Q
period 2006-08-31
PAYCHEX INC
filed 2006-09-26
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended ended August 31, 2006
Commission file number 0-11330

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
Large Accelerated Filer ☑  Accelerated Filer ☐  Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	380,430,009 Shares

CLASS	OUTSTANDING AT AUGUST 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) August 31, 2006
Note A: Description of Business and Significant Accounting Policies
Note B: Stock-Based Compensation Plans
Note C: Basic and Diluted Earnings Per Share
Note D: Funds Held for Clients and Corporate Investments
Note E: Property and Equipment, Net of Accumulated Depreciation
Note F: Intangible Assets, Net of Accumulated Amortization
Note G: Business Acquisition Reserves
Note H: Comprehensive Income
Note I: Commitments and Contingencies
Note J: Supplemental Cash Flow Information
Note K: Related Party Transactions
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES
NEW ACCOUNTING PRONOUNCEMENTS:
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended
	August 31,	August 31,
	2006	2005

Revenue:
Service revenue	$429,543	$384,415
Interest on funds held for clients	29,831	19,300

Total revenue	459,374	403,715

Expenses:
Operating expenses	148,084	133,421
Selling, general and administrative expenses	124,936	107,474

Total expenses	273,020	240,895

Operating income	186,354	162,820

Investment income, net	9,416	4,859

Income before income taxes	195,770	167,679

Income taxes	60,689	52,651

Net income	$135,081	$115,028

Basic earnings per share	$0.36	$0.30

Diluted earnings per share	$0.35	$0.30

Weighted-average common shares outstanding	380,360	378,810

Weighted-average common shares outstanding, assuming dilution	381,876	380,180

Cash dividends per common share	$0.16	$0.13

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	August 31,	May 31,
	2006	2006

ASSETS
Cash and cash equivalents	$343,911	$137,423
Corporate investments	309,322	440,007
Interest receivable	25,934	38,139
Accounts receivable, net of allowance for doubtful accounts	194,891	189,835
Deferred income taxes	13,396	18,314
Prepaid income taxes	—	7,574
Prepaid expenses and other current assets	25,891	21,398

Current assets before funds held for clients	913,345	852,690
Funds held for clients	3,797,904	3,591,611

Total current assets	4,711,249	4,444,301
Long-term corporate investments	430,793	384,481
Property and equipment, net of accumulated depreciation	237,131	234,664
Intangible assets, net of accumulated amortization	59,973	60,704
Goodwill	405,842	405,842
Deferred income taxes	12,199	12,783
Other long-term assets	7,553	6,527

Total assets	$5,864,740	$5,549,302

LIABILITIES
Accounts payable	$47,067	$46,668
Accrued compensation and related items	97,215	130,069
Deferred revenue	5,748	5,809
Accrued income taxes	51,619	—
Legal reserve	20,307	15,625
Other current liabilities	37,091	34,008

Current liabilities before client fund deposits	259,047	232,179
Client fund deposits	3,805,798	3,606,193

Total current liabilities	4,064,845	3,838,372
Deferred income taxes	14,215	15,481
Other long-term liabilities	40,106	40,606

Total liabilities	4,119,166	3,894,459

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 380,430 shares at August 31, 2006 and 380,303 shares at May 31, 2006, respectively	3,804	3,803
Additional paid-in capital	294,149	284,395
Retained earnings	1,455,176	1,380,971
Accumulated other comprehensive loss	(7,555)	(14,326)

Total stockholders’ equity	1,745,574	1,654,843

Total liabilities and stockholders’ equity	$5,864,740	$5,549,302

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the three months ended
	August 31,	August 31,
	2006	2005

OPERATING ACTIVITIES
Net income	$135,081	$115,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	16,869	16,015
Amortization of premiums and discounts on available-for-sale securities	6,341	6,348
Stock-based compensation costs	6,527	—
Provision/(benefit) for deferred income taxes	567	(2,847)
Tax benefit related to exercise of stock options	—	2,456
Provision for allowance for doubtful accounts	733	554
Net realized gains on sales of available-for-sale securities	(236)	(112)
Changes in operating assets and liabilities:
Interest receivable	12,205	11,607
Accounts receivable	(5,935)	(28,022)
Prepaid expenses and other current assets	3,081	(1,382)
Accounts payable and other current liabilities	26,868	38,695
Net change in other assets and liabilities	(2,186)	2,991

Net cash provided by operating activities	199,915	161,331

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(23,348,338)	(18,161,206)
Proceeds from sales and maturities of available-for-sale securities	24,536,781	19,519,734
Net change in funds held for clients’ money market securities and other cash equivalents	(1,305,123)	(941,953)
Net change in client fund deposits	199,605	(390,680)
Purchases of property and equipment	(16,165)	(20,584)
Proceeds from sales of property and equipment	111	18
Acquisition of businesses, net of cash acquired	—	(406)
Purchases of other assets	(2,650)	(647)

Net cash provided by investing activities	64,221	4,276

FINANCING ACTIVITIES
Dividends paid	(60,876)	(49,262)
Proceeds from exercise of stock options	2,926	5,359
Excess tax benefit related to exercise of stock options	302	—

Net cash used in financing activities	(57,648)	(43,903)

Increase in cash and cash equivalents	206,488	121,704
Cash and cash equivalents, beginning of period	137,423	77,669

Cash and cash equivalents, end of period	$343,911	$199,373

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2006
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”) The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Substantially all of the Company’s revenue is generated within the U.S. Revenue is also generated in Germany, which was less than one percent of total revenue for the three months ended August 31, 2006. Long-lived assets in Germany are insignificant to the total of long-lived assets for the Company as of August 31, 2006.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2006 (“fiscal 2006”). Operating results and cash flows for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2007 (“fiscal 2007”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $629.6 million and $582.9 million for the three months ended August 31, 2006 and 2005, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $750,000 under both the fiscal 2007 and fiscal 2006 policies.

Note A: Description of Business and Significant Accounting Policies — continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	August 31,	May 31,
In thousands	2006	2006

Prepaid expense	$3,129	$3,150
Current liability	$5,738	$7,061
Long-term liability	$17,075	$18,374

The amount included in prepaid expense on the Consolidated Balance Sheets primarily relates to the policy for the fiscal year ended May 31, 2004, which was a pre-funded policy.
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
Stock-based compensation costs: Effective June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No.123(R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values as measured at the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. See Note B of the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based compensation plans.
Income taxes: The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No.123(R), the Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.
Newly issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” to create a

Note A: Description of Business and Significant Accounting Policies — continued
single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of June 1, 2007, as required. The Company has not determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP is effective for reporting periods beginning after June 15, 2006, and the Company will implement its guidance beginning in the second quarter of fiscal 2007. The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.
Variable rate demand notes (“VRDNs”) were reclassified from cash equivalents to available-for-sale securities. VRDNs are variable rate securities where the interest rate is periodically reset, as established at the time of the notes’ issuance, and is often tied to short-term interest rates. However, the contractual maturity on these notes is typically 20 to 30 years. The Company invests in these securities to provide near-term liquidity, as it can tender the notes at par to a remarketing agent either daily or within five business days. Although VRDNs are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature. The Company had historically classified these securities as cash equivalents.
“Purchases of available-for-sale securities,” “Proceeds from sales and maturities of available-for-sale securities,” “Net change in funds held for clients’ money market securities and other cash equivalents,” and “Amortization of premiums and discounts on available-for-sale securities” included in the accompanying Consolidated Statements of Cash Flows have been revised to reflect the purchase and sale of VRDNs during the periods presented.
Note B: Stock-Based Compensation Plans
As noted in Note A to the Notes to Consolidated Financial Statements, effective June 1, 2006 (the “adoption date”), Paychex adopted SFAS No. 123(R), “Share-Based Payment.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values as measured at the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.

Note B: Stock-Based Compensation Plans — continued
The Company has adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. Under this transition method, the Company has recognized for the three months ended August 31, 2006 compensation costs for (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123(R); and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.
Prior to the adoption date, the Company accounted for stock-based compensation arrangements under the intrinsic value method described in APB 25 and related interpretations, as permitted by SFAS No. 123. Accordingly, no compensation costs were recognized for stock option grants because the exercise price of the stock options was equal to the market price of the underlying stock on the date of the grant.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires tax benefits in excess of compensation costs recognized in the Consolidated Financial Statements (“excess tax benefits”) to be presented as cash flows from financing activities. In accordance with SFAS No. 123(R), excess tax benefits recognized in periods after the adoption date have been properly classified as cash flows from financing activities. Total tax benefits recognized in periods prior to the adoption date remain classified as cash flows from operating activities.
As a result of adopting SFAS No. 123(R), the Company has recognized $6.5 million in stock-based compensation costs and $2.0 million in income tax benefits on its Consolidated Statement of Income for the three months ended August 31, 2006. Capitalized stock-based compensation costs related to the development of internal use software for the three months ended August 31, 2006 were not significant.
The following table illustrates the impact of the adoption of SFAS No. 123(R) on the Company’s results of operations:

For the three months ended
In thousands, except per share amounts	August 31, 2006

Operating expenses	$1,886
Selling, general and administrative expenses	4,641

Total expenses	6,527

Income before income taxes	(6,527)
Income taxes	(1,998)

Net income	$(4,529)

Basic earnings per share	$(0.01)

Diluted earnings per share	$(0.01)

Net cash provided by financing activities	$302

Note B: Stock-Based Compensation Plans — continued
The following table illustrates the previously disclosed pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation.

For the three months ended
In thousands, except per share amounts	August 31, 2005

Net income, as reported	$115,028
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,295

Pro-forma net income	$110,733

Earnings per share:
Basic — as reported	$0.30
Basic — pro forma	$0.29

Diluted — as reported	$0.30
Diluted — pro forma	$0.29

Stock-based compensation costs for any awards granted subsequent to the adoption date are recognized on a straight-line basis over the requisite service period to better align the costs with the employee services provided. Compensation costs for stock-based awards granted prior to the adoption date will continue to be recognized according to an accelerated amortization schedule, as they were for the pro-forma disclosures above.
The Company’s 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005 (the “2002 Plan”), authorizes the granting of stock-based awards for up to 29.1 million underlying shares of the Company’s common stock. Outstanding stock-based awards under the 2002 Plan as of August 31, 2006 consisted primarily of grants of stock options. In July 2006, restricted stock awards were issued under the 2002 Plan to officers and outside directors of the Company.
As of August 31, 2006, the total unrecognized compensation costs related to all stock-based awards were $68.3 million and are expected to be recognized over a weighted-average period of 3.0 years.
Stock option grants: Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the market price of the common stock on the date of grant. Stock option grants have a ten-year contractual term and the vesting schedule is established by the Board of Directors (the “Board”). Stock options granted during the three months ended August 31, 2006 and 2005 vest ratably over periods ranging from three to five years. The Company issues new shares of common stock to satisfy stock option exercises.

Note B: Stock-Based Compensation Plans — continued
The following table summarizes stock option activity for the three months ended August 31, 2006:

			Weighted-
	Shares subject	Weighted- average	average remaining	Aggregate intrinsic
	to options	exercise	contractual	value (1)
	(thousands)	price	term (years)	(thousands)

Outstanding at May 31, 2006	13,510	$31.61
Granted	3,442	$36.87
Exercised	(127)	$23.10
Forfeited	(271)	$36.85
Expired	(34)	$36.47

Outstanding at August 31, 2006	16,520	$32.67	7.2	$68,387

Vested or expected to vest(2) at August 31, 2006	15,676	$32.47	7.2	$68,140
Exercisable at August 31, 2006	7,191	$30.07	5.1	$51,055

(1)	Market price of the underlying stock at August 31, 2006 less the exercise price.

(2)	The number of options expected to vest takes into account an estimate of expected forfeitures.
Other information pertaining to stock option grants is as follows:

	For the three months ended
In thousands	August 31, 2006	August 31, 2005

Weighted-average grant-date fair value of stock options granted (per share)	$12.88	$11.02
Total intrinsic value of stock options exercised	$1,694	$6,776
Total fair value of stock options vested	$18,156	$9,321

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model for the three months ended August 31, 2006 (under SFAS No. 123(R)) and for the three months ended August 31, 2005 (pro-forma impact under SFAS No. 123) are as follows:

	For the three months ended
	August 31,	August 31,
	2006	2005

Risk-free interest rate	5.1%	4.0%
Dividend yield	1.7%	1.5%
Volatility factor	.32	.31
Expected option life in years	6.5	6.5

Note B: Stock-Based Compensation Plans — continued
Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility calculated using weekly stock prices and implied market volatility, both over a period equal to the expected option life. Prior to the adoption date, the Company had used historical volatility using monthly stock prices. The expected option life is determined using historical exercise patterns.
The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of its stock-based compensation. The Company periodically assesses its assumptions as well as its choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
Restricted stock awards: In July 2006, the Board approved a grant of restricted stock awards to the Company’s officers and outside directors in accordance with the 2002 Plan. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time of vesting of the awards. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.
For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, one-third of the award will vest. For directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is based on the market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.
The following table summarizes the Company’s restricted stock activity for the three months ended August 31, 2006:

		Weighted-average
		grant-date fair
In thousands, except per share amounts	Restricted shares	value

Nonvested at May 31, 2006	—	$0.00
Granted	106	$36.87
Vested	—	$0.00
Forfeited	—	$0.00

Nonvested at August 31, 2006	106	$36.87

Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123(R) and, therefore, no stock-based compensation costs have been recognized for the three months ended August 31, 2006.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,	August 31,
In thousands, except per share amounts	2006	2005

Basic earnings per share:
Net income	$135,081	$115,028

Weighted-average common shares outstanding	380,360	378,810

Basic earnings per share	$0.36	$0.30

Diluted earnings per share:
Net income	$135,081	$115,028

Weighted-average common shares outstanding	380,360	378,810
Effect of common share equivalents at average market price	1,516	1,370

Weighted-average common shares outstanding, assuming dilution	381,876	380,180

Diluted earnings per share	$0.35	$0.30

Weighted-average anti-dilutive common share equivalents	7,970	5,688

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2006, stock options were exercised for 0.1 million shares of the Company’s common stock compared with 0.4 million shares for the three months ended August 31, 2005.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,862,198	$—	$—	$1,862,198
Available-for-sale securities:
General obligation municipal bonds	768,984	1,484	(8,473)	761,995
Pre-refunded municipal bonds	206,883	415	(2,224)	205,074
Revenue municipal bonds	436,685	558	(4,283)	432,960
Auction rate securities and variable rate demand notes	711,793	37	—	711,830
U.S. government securities	555,541	1,458	(625)	556,374
Other equity securities	20	51	—	71

Total available-for-sale securities	2,679,906	4,003	(15,605)	2,668,304
Other	7,023	514	(20)	7,517

Total funds held for clients and corporate investments	$4,549,127	$4,517	$(15,625)	$4,538,019

	May 31, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	loss	Value

Type of issue:
Money market securities and other cash equivalents	$557,074	$—	$—	$557,074
Available-for-sale securities:
General obligation municipal bonds	796,543	229	(12,201)	784,571
Pre-refunded municipal bonds	215,491	153	(3,015)	212,629
Revenue municipal bonds	423,922	12	(6,099)	417,835
Auction rate securities and variable rate demand notes	2,136,906	94	—	2,137,000
U.S. government securities	301,573	—	(1,272)	300,301
Other equity securities	20	57	—	77

Total available-for-sale securities	3,874,455	545	(22,587)	3,852,413
Other	6,148	515	(51)	6,612

Total funds held for clients and corporate investments	$4,437,677	$1,060	$(22,638)	$4,416,099

Note D: Funds Held for Clients and Corporate Investments — continued
Classification of investments on the Consolidated Balance Sheets is as follows:

In thousands	August 31, 2006	May 31, 2006

Funds held for clients	$3,797,904	$3,591,611
Corporate investments	309,322	440,007
Long-term corporate investments	430,793	384,481

Total funds held for clients and corporate investments	$4,538,019	$4,416,099

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to limit these risks by investing primarily in available-for-sale securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. The Company does not utilize derivative financial instruments to manage its interest rate risk.
The Company’s available-for-sale securities reflect a net unrealized loss position of $11.6 million at August 31, 2006 compared with $22.0 million at May 31, 2006. The change resulted from decreases in long-term market interest rates. The gross unrealized losses at August 31, 2006 were comprised of 373 available-for-sale securities, which had a total market value of $1.4 billion. The gross unrealized losses at May 31, 2006 were comprised of 441 available-for-sale securities with a total market value of $1.6 billion.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held at August 31, 2006 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. At August 31, 2006 and May 31, 2006, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that have stated maturities as of August 31, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Note D: Funds Held for Clients and Corporate Investments — continued

	August 31, 2006
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$621,329	$617,567
Due after one year through three years	619,538	613,728
Due after three years through five years	417,552	414,904
Due after five years	1,020,217	1,020,784

Total available-for-sale securities with stated maturities	$2,678,636	$2,666,983

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2006	2006

Land and improvements	$3,552	$3,552
Buildings and improvements	80,469	79,875
Data processing equipment	143,995	134,636
Software	69,199	66,945
Furniture, fixtures, and equipment	114,125	112,733
Leasehold improvements	49,407	47,627
Construction in progress	35,474	36,350

Total property and equipment, gross	496,221	481,718
Less: Accumulated depreciation and amortization	259,090	247,054

Property and equipment, net of accumulated depreciation	$237,131	$234,664

Depreciation expense was $13.5 million and $12.3 million for the three months ended August 31, 2006 and 2005, respectively.
Within construction in progress, there are costs for software being developed for internal use of $33.4 million and $29.4 million at August 31, 2006 and May 31, 2006, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note F: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2006	2006

Client lists and associate office license agreements	$125,559	$122,909
Other intangible assets	4,165	4,165

Total intangible assets, gross	129,724	127,074
Less: Accumulated amortization	69,751	66,370

Intangible assets, net of accumulated amortization	$59,973	$60,704

Amortization expense relating to intangible assets was $3.4 million and $3.7 million for the three months ended August 31, 2006 and 2005, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2007 and the following four fiscal years, as of August 31, 2006, is as follows:

Estimated
In thousands	amortization
Fiscal year ended May 31,	expense

2007	$13,934
2008	$12,269
2009	$10,455
2010	$8,753
2011	$6,904

Note G: Business Acquisition Reserves
As a result of business acquisitions made during the fiscal year ended May 31, 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination” in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the three months ended August 31, 2006 for these reserves is summarized as follows:

	Balance at		Balance at
	May 31,	Utilization of	August 31,
In thousands	2006	reserve	2006

Severance costs	$191	$(37)	$154
Redundant lease costs	$1,539	$(68)	$1,471

Note G: Business Acquisition Reserves — continued
The remaining severance payments will be completed during the fiscal year ending May 31, 2008. The redundant lease payments are expected to be complete during the fiscal year ending May 31, 2016. Payments of $1.2 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets at August 31, 2006.
Note H: Comprehensive Income
Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the only component reported in accumulated other comprehensive loss in the Consolidated Balance Sheets.
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,	August 31,
In thousands	2006	2005

Net income	$135,081	$115,028
Change in unrealized gains and losses of available-for-sale securities, net of taxes	6,771	(1,323)

Total comprehensive income	$141,852	$113,705

As of August 31, 2006, the accumulated other comprehensive loss was $7.6 million, which was net of taxes of $4.1 million. As of May 31, 2006, the accumulated other comprehensive loss was $14.3 million, which was net of taxes of $7.8 million.
Note I: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Bank of America, N.A.	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2006.

Note I: Commitments and Contingencies — continued
As of August 31, 2006, the Company also had standby letters of credit outstanding totaling $60.2 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2006 and July 2007. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2006.
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2006, the Company had outstanding commitments to purchase approximately $13.5 million of capital assets.
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
The Company and its wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”), are currently defendants in three lawsuits pending in the California Superior Court, Los Angeles County (the “Superior Court”), thirteen lawsuits pending in the United States Court of Appeals for the Ninth Circuit, and one lawsuit pending in the California Court of Appeal, Second District (the “Court of Appeal”), all brought in calendar years 2002 and 2003 by licensees of payroll processing software owned by Rapid Payroll.
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
On July 5, 2002, the United States District Court, Central District of California (the “Federal District Court”) entered a preliminary injunction requiring that Rapid Payroll and the Company continue to support and maintain the subject software pursuant to the license agreements.

Note I: Commitments and Contingencies — continued
In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc., et al. following a bench trial before a judge of the Superior Court. The judgment provided that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The Superior Court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The Superior Court also ordered Rapid Payroll to support its software being used by Accuchex until such time as Rapid Payroll dissolves, which the Superior Court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The Superior Court rejected all of the other causes of action asserted by the plaintiff, including fraud, tortious interference with contract, and tortious interference with prospective economic advantage. The case was appealed to the Court of Appeal, which issued a ruling on August 9, 2006 affirming in part and reversing in part with respect to the claims against the Company and the individual defendants. The Court of Appeal remanded the case for a trial on the claim of tortious interference with contract as against the Company and the individual defendants. The Court of Appeal did not rule on the appeal of pending claims against Rapid Payroll, which are stayed pursuant to the automatic stay provisions of the Bankruptcy Code.
On February 28 and March 1, 2005, the Federal District Court entered judgment in thirteen of the cases pending before it. Those judgments provided that Rapid Payroll’s liability is limited by the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements. Those judgments also modified the Federal District Court’s preliminary injunction, ordering that Rapid Payroll must support the licensed software through April 30, 2006, and, at that time, refund to each of the licensee plaintiffs the license fees paid by that plaintiff. The license fees received by Rapid Payroll under the agreements from these thirteen licensee plaintiffs total approximately $2.5 million. The Federal District Court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The Federal District Court rejected the statutory, fraud, tortious interference with contract, and other tort claims brought by those plaintiffs against all of the defendants. Plaintiffs have appealed the Federal District Court rulings and the Company has cross-appealed.
On May 4, 2006, following expiration of the Federal District Court’s injunction, Rapid Payroll filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to develop a plan that allows Rapid Payroll to discontinue support for the software in a manner that deals fairly with its few remaining licensees. Rapid Payroll is continuing to operate as a debtor-in-possession, paying all of its third-party post-petition debts as they become due.
Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all litigation totaled $20.3 million at August 31, 2006, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve for all pending litigation has been adjusted in fiscal 2007 to account for settlements and incurred professional fees.
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

Note J: Supplemental Cash Flow Information
Income taxes paid were $0.6 million and $3.3 million for the three months ended August 31, 2006 and 2005, respectively.
Note K: Related Party Transactions
During the three months ended August 31, 2006 and 2005, the Company purchased approximately $0.4 million and $2.2 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three months ended August 31, 2006 and August 31, 2005, and our financial condition at August 31, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2006 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on
Form 10-K (“Form 10-K”) for the year ended May 31, 2006. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in our filings with the Securities and Exchange Commission (“SEC”), including the most recent Form 10-K filed on July 21, 2006. Any of these factors could cause our actual results to differ materially from our anticipated results.
The information provided in this document is based upon the facts and circumstances known at this time. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.
Overview
We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs.
Our Payroll services are provided through either our Core Payroll or Major Market Services, which is utilized by clients that have more sophisticated payroll and benefit needs. Our Payroll services include:
•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	other payroll-related services including regulatory compliance (new-hire reporting and garnishment processing).
Our Human Resource Services primarily include:
•	comprehensive human resource outsourcing services, which include Paychex PremierSM Human Resources and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	workers’ compensation insurance administration;

•	employee benefits administration;

•	time and attendance solutions;

•	health benefits; and

•	other human resource services and products.
We mainly earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services, growing our client base, increasing utilization of our ancillary services, leveraging our technological and operating infrastructure, and expanding our service offerings.
Our financial results for the three months ended August 31, 2006 as compared to the three months ended August 31, 2005 include the following:
•	Net income increased 17% to $135.1 million.

•	Diluted earnings per share increased 17% to $0.35.

•	Total revenue increased 14% to $459.4 million.

•	Payroll service revenue increased 9% to $337.5 million.

•	Human Resource Services revenue increased 21% to $92.0 million.

•	Operating income increased 14% to $186.4 million.

•	Cash flow from operations increased 24% to $199.9 million.
We adopted the new accounting standard related to stock-based compensation costs and recognized $6.5 million of expense in the three months ended August 31, 2006. In managing and evaluating our results of operations, we measure operating income excluding interest on funds held for clients and stock-based compensation costs. Fluctuations in interest rates significantly impact our results of operations and are not within our control. For the fiscal year ending May 31, 2007 (“fiscal 2007”), internal management performance targets also exclude stock-based compensation costs. Operating income excluding interest on funds held for clients and stock-based compensation costs increased 14% to $163.1 million for the three months ended August 31, 2006.
Our financial performance during the three months ended August 31, 2006 was largely due to strong service revenue growth of 12%. This growth in service revenue was attributable to growth in client base, check volume, and utilization of ancillary services.
Our financial performance was positively impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Funds rate was 5.25% at August 31, 2006 compared with 3.50% at August 31, 2005. For the three months ended August 31, 2006, our combined interest on funds held for clients and corporate investment income increased 62% and earned an average rate of return of 3.9%, compared with an average rate of return of 2.7% for the same period last year. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section of this review.
As of August 31, 2006, we maintained a strong financial position with total cash and corporate investments of $653.2 million. We also had $430.8 million in long-term corporate investments. Our primary source of cash is from our ongoing operations. Cash flow from operations was $199.9 million for the three months ended August 31, 2006, as compared with $161.3 million for the three months ended August 31, 2005. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months ended August 31, 2006, and our financial position as of August 31, 2006, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Stock-based compensation costs
Effective June 1, 2006 (the “adoption date”), we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values as measured at the date of grant. These costs are recognized as expense in the Consolidated Statement of Income over the requisite service period. We adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated. Comparisons between the results of operations for the three months ended August 31, 2006 and the same period last year are impacted by this method of adoption. Refer to Note B in the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation arrangements.
Prior to the adoption date, we accounted for stock-based compensation arrangements under the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation costs were recognized for stock option grants because the exercise price of the stock options granted was equal to the market price of the underlying stock on the date of the grant.

The impacts to the results of operations for the three months ended August 31, 2006 from recognition of stock-based compensation costs under SFAS No. 123(R) are as follows:

For the three months ended
In millions, except per share amounts	August 31, 2006

Operating expenses	$1.9
Selling, general and administrative expenses	4.6

Total expenses	6.5

Income before income taxes	(6.5)
Income taxes	(2.0)

Net income	$(4.5)

Basic earnings per share	$(0.01)

Diluted earnings per share	$(0.01)

Net cash provided by financing activities	$0.3

Unrecognized compensation costs for all unvested stock-based awards as of August 31, 2006 were $68.3 million, which are expected to be recognized over a weighted-average period of 3.0 years. The impact on future periods may change based on the issuance of additional stock-based awards as allowed under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.
For grants of stock options, we estimate the fair value at the date of grant using a Black-Scholes option pricing model. For grants of restricted stock, which were first granted in July 2006, the fair value is equal to the market price of the underlying stock on the date of grant. Stock-based compensation costs for awards granted subsequent to the adoption date are recognized on a straight-line basis over the requisite service period to better align the costs with the employee services provided. Compensation costs for stock-based awards granted prior to the adoption date will continue to be recognized on an accelerated basis related to the graded vesting terms of the grants.
As part of the adoption of SFAS No. 123(R), we did an in-depth review of all of our assumptions used in calculating the fair value under a Black-Scholes option pricing model. For grants subsequent to the adoption date, we calculated the estimated volatility factor using a combination of historical volatility using weekly stock prices and implied market volatility. We incorporated implied volatility as it is generally more reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. Prior to the adoption date, we used historical volatility using monthly stock prices. The expected option life of our stock option grants is based on historical exercise behavior.
Upon adoption of SFAS No. 123(R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Previously in our pro forma disclosures under SFAS No. 123, we accounted for forfeitures as they occurred. Our assumptions for forfeitures were determined based on type of award and historical experience.
The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to types or provisions of stock-based awards. Any change in one or more of these assumptions can have a material impact on the estimated fair value of an award and on stock-based compensation costs recognized in our results of operations.
Outlook
Our current outlook for the full year fiscal 2007 is the same as provided in our Form 10-K for the year ended May 31, 2006, except for the inclusion of the effect of the Federal Funds rate increase on June 29, 2006. The Federal Funds rate increases directly effect interest on funds held for clients and corporate investment income.
•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 20% to 23%.

•	Total service revenue growth is projected to be in the range of 11% to 13%.

•	Interest on funds held for clients is expected to increase approximately 30% to 35%.

•	Total revenue growth is estimated to be in the range of 12% to 14%.

•	Corporate investment income is anticipated to increase approximately 55% to 60%.

•	Stock-based compensation costs will be primarily included in selling, general and administrative expenses, and are expected to impact pre-tax and net income in the range of 4% to 5%.

•	The effective income tax rate is expected to be approximately 31.0%.

•	Net income growth is expected to be in the range of 13% to 15%.
Remaining unchanged, purchases of property and equipment for fiscal 2007 are expected to be in the range of $85 million to $90 million, in line with our growth rates. Fiscal 2007 depreciation expense is projected to be approximately $55 million, and we project amortization of intangible assets to be approximately $14 million.
Our projections are based on current economic and interest rate conditions continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations for the Three Months Ended August 31:

In millions, except per share amounts	2006	Change	2005	Change

Revenue:
Payroll service revenue	$337.5	9%	$308.6	10%
Human Resource Services revenue	92.0	21%	75.8	39%

Total service revenue	429.5	12%	384.4	15%
Interest on funds held for clients	29.9	55%	19.3	79%

Total revenue	459.4	14%	403.7	17%

Combined operating and SG&A expenses	273.0	13%	240.9	11%

Operating income	186.4	14%	162.8	27%
As a % of total revenue	41%		40%
Investment income, net	9.4	94%	4.9	115%

Income before income taxes	195.8	17%	167.7	28%
As a % of total revenue	43%		42%
Income taxes	60.7	15%	52.7	22%

Net income	$135.1	17%	$115.0	31%

As a % of total revenue	29%		28%
Diluted earnings per share	$0.35	17%	$0.30	30%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,	August 31,
$ in millions	2006	2005

Average investment balances:
Funds held for clients	$2,969.2	$2,742.0
Corporate investments	1,001.0	730.5

Total	$3,970.2	$3,472.5

Average interest rates earned:
Funds held for clients	4.0%	2.7%
Corporate investments	3.7%	2.5%
Combined funds held for clients and corporate investments	3.9%	2.7%

Net realized gains:
Funds held for clients	$0.2	$0.1
Corporate investments	—	—

Total	$0.2	$0.1

As of :	August 31,	May 31,
$ in millions	2006	2006

Net unrealized loss on available-for-sale securities	$(11.6)	$(22.0)
Federal Funds rate	5.25%	5.00%
Three-year “AAA” municipal securities yield	3.54%	3.65%
Total market value of available-for-sale securities	$2,668.3	$3,852.4
Average duration of available-for-sale securities in years (A)	2.3	2.0
Weighted-average yield-to-maturity of available-for-sale securities (A)	3.5%	3.0%

(A)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue: The 9% increase in Payroll service revenue for the three months ended August 31, 2006 compared with the same period last year was attributable to higher check volume growth, as well as client base growth and growth in the utilization of our ancillary services.
As of August 31, 2006, 92% of all clients utilized our payroll tax administration services, compared with 91% as of August 31, 2005. We believe that the client utilization percentage of our payroll tax administration services is near maturity. Our employee payment services were utilized by 69% of all clients as of August 31, 2006, compared with 66% as of August 31, 2005. Approximately 95% of new clients purchase our payroll tax administration services and more than 75% of new clients purchase employee payment services.
Human Resource Services revenue increased 21% to $92.0 million for the three months ended August 31, 2006 compared with the same period last year. The growth was generated from the following: retirement services client base increased 13% to 39,000 clients; client employees for our comprehensive human resource outsourcing services increased 31% to 312,000 client employees; and workers’ compensation services client base increased 19% to 54,000 clients. Additionally, the retirement services client employees’ funds increased 21% to $6.6 billion.
For the three months ended August 31, 2006, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances. The higher average investment balances were driven by client base growth, increased check volume within our current client base, and increased utilization of our payroll tax administration services and employee payment services.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,		August 31,
In millions	2006	Change	2005	Change

Compensation-related expenses, including stock-based compensation costs	$176.4	17%	$150.7	14%
Facilities expenses	12.8	11%	11.5	3%
Depreciation of property and equipment	13.5	9%	12.3	19%
Amortization of intangible assets	3.4	-8%	3.7	-5%
Other expenses	66.9	7%	62.7	6%

Total operating and SG&A expenses	$273.0	13%	$240.9	11%

As a % of total service revenue	63.6%		62.7%

Combined operating and SG&A expenses for the three months ended August 31, 2006 increased 13% as a result of the following:
•	Increases in personnel and other costs related to retaining clients, promoting new services, and creating more efficient systems for selling and servicing through new and enhanced technology; and

•	$6.5 million of stock-based compensation costs from the adoption of SFAS No. 123(R), included in compensation-related expenses.
Excluding stock-based compensation costs, total expense growth would have been 11%. As of August 31, 2006, we had approximately 11,200 employees compared with approximately 10,300 employees as of August 31, 2005.

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
Operating income: The increase in operating income for the three months ended August 31, 2006, as compared with the same period last year are attributable to the factors previously discussed.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increase in investment income for the three months ended August 31, 2006 as compared to the same period last year is due to increases in average interest rates earned and increases in average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 31.0% for the three months ended August 31, 2006 compared with 31.4% for the same period last year. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate, partially offset by the nondeductible compensation relating to incentive stock option grants.
Net income: The increase in net income for the three months ended August 31, 2006, as compared with the three months ended August 31, 2005 are attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2006, our principal source of liquidity was $653.2 million in cash and corporate investments. We also had $430.8 million in long-term corporate investments. Current cash and corporate investments, and projected operating cash flows are expected to support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.
We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit with financial institutions at market rates of interest as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Bank of America, N.A.	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2006.

As of August 31, 2006, we had standby letters of credit outstanding totaling $60.2 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between December 2006 and July 2007. The letters of credit are secured by investments held in our corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2006.
We enter into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2006, we had outstanding commitments to purchase approximately $13.5 million of capital assets.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also have insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
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
Operating Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions	2006	2005

Net income	$135.1	$115.0
Non-cash adjustments to net income	30.8	22.4
Cash provided by changes in operating assets and liabilities	34.0	23.9

Net cash provided by operating activities	$199.9	$161.3

The increase in our operating cash flows for the three months ended August 31, 2006 reflects higher net income adjusted for non-cash items, and increased cash from operating assets and liabilities. The increase in non-cash adjustments to net income is primarily attributable to stock-based compensation costs of $6.5 million for the three months ended August 31, 2006. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of accounts receivable billing and collections and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions	2006	2005

Net change in funds held for clients and corporate investment activities	$82.9	$25.9
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(16.1)	(20.6)
Acquisition of businesses, net of cash acquired	—	(0.4)
Purchases of other assets	(2.6)	(0.6)

Net cash provided by investing activities	$64.2	$4.3

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
Purchases of property and equipment: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $35.5 million at August 31, 2006 and $36.3 million at May 31, 2006. Of these costs, $33.4 million and $29.4 million represent software being developed for internal use at August 31, 2006 and May 31, 2006, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs.
We purchased approximately $0.4 million and $2.2 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2006 and 2005, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Financing Cash Flow Activities

	For the three months ended
	August 31,	August 31,
In millions, except per share amounts	2006	2005

Dividends paid	$(60.8)	$(49.3)
Proceeds from exercise of stock options	2.9	5.4
Excess tax benefit related to exercise of stock options	0.3	—

Net cash used in financing activities	$(57.6)	$(43.9)

Cash dividends per common share	$0.16	$0.13

Dividends paid: During the three months ended August 31, 2006, our Board declared a quarterly dividend of $0.16 per share, which was paid August 15, 2006 to stockholders of record as of August 1, 2006. In October 2005, our Board declared an increase in the quarterly dividend from $0.13 per share to $0.16 per share. The payment of future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board.
Exercise of stock options: The decrease in proceeds from the exercise of stock options is due to a decrease in the number of shares exercised from 0.4 million shares during the three months ended August 31, 2005 to 0.1 million shares during the three months ended August 31, 2006, offset by an increase in the average exercise price per share. We have recognized an excess tax benefit related to the exercise of stock options of $0.3 million for the three months ended August 31, 2006 that is reflected in cash flows from financing activities in accordance with SFAS No. 123(R), as adopted on June 1, 2006. For the three months ended August 31, 2005, we recognized a total tax benefit related to the exercise of stock options of $2.5 million which was reflected in cash flows from operating activities.
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
During the three months ended August 31, 2006, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.9% compared with 2.7% for the same period last year. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
Increases in interest rates increase earnings from our short-term investments, which totaled approximately $1.9 billion at August 31, 2006, and over time will increase earnings from our longer-term available-for-sale securities, which totaled approximately $2.7 billion at August 31, 2006. Earnings from the available-for-sale-securities, which currently have an average duration of 2.3 years, excluding the impact of VRDNs and auction rate securities tied to short-term interest rates, will not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. An increasing interest rate environment will generally result in a decrease in the market value of our investment portfolio.

The cost and market value of available-for-sale securities that have stated maturities as of August 31, 2006, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2006
In millions	Cost	Market value

Maturity date:
Due in one year or less	$621.3	$617.6
Due after one year through three years	619.5	613.7
Due after three years through five years	417.6	414.9
Due after five years	1,020.2	1,020.8

Total available-for-sale securities with stated maturities	$2,678.6	$2,667.0

VRDNS and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year 2007	Fiscal year ended	Fiscal year ended
	year-to-date	May 31, 2006	May 31, 2005

Federal Funds rate — beginning of period	5.00%	3.00%	1.00%
Rate increase:
First quarter	0.25%	0.50%	0.50%
Second quarter	NA	0.50%	0.50%
Third quarter	NA	0.50%	0.50%
Fourth quarter	NA	0.50%	0.50%

Federal Funds rate — end of period	5.25%	5.00%	3.00%

Three-year “AAA” municipal securities yield — end of period	3.54%	3.65%	2.85%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.4 billion for the full year ending May 31, 2007. Our normal and anticipated allocation is approximately 60% invested in short-term and available-for-sale securities with an average duration of 35 days and 40% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $5.0 million to $5.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $11.6 million at August 31, 2006, compared with a net unrealized loss of $22.0 million at May 31, 2006, and a net unrealized loss of $11.9 million at August 31, 2005. During the three months ended August 31, 2006, the net unrealized loss position ranged from $29.5 million to $11.6 million. Our investment portfolios reflected a net unrealized loss position of approximately $9.0 million at September 21, 2006.
As of August 31, 2006 and May 31, 2006, we had $2.7 billion and $3.9 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities, which are tied to short-term interest rates, the weighted-average yield-to-maturity was 3.5% and 3.0% as of August 31, 2006 and May 31, 2006, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our available-for-sale securities at August 31, 2006 would be in the range of $11.0 million to $11.5 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in available-for-sale securities with AAA and AA ratings and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for the year ended May 31, 2006, filed with the SEC on July 21, 2006. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
•	revenue recognition;

•	PEO workers’ compensation insurance;

•	valuation of investments;

•	goodwill and intangible assets;

•	accrual for client fund losses;

•	contingent liabilities;

•	stock-based compensation costs; and

•	income taxes.
There have been no material charges in these aforementioned critical accounting policies, other than as required by adoption of new accounting pronouncements.
Stock-based compensation costs: Effective June 1, 2006, we adopted SFAS 123(R), which requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in our Consolidated Financial Statements based on their fair values as measured at the date of grant. We estimate the fair value of employee stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life.
We estimate volatility using a combination of historical stock price volatility using weekly stock prices and implied market volatility over the expected option life. We estimate expected option life based on historical exercise patterns.
Under SFAS 123(R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a change in the trend is identified with any catch-up adjustment recorded in the period of change with the final adjustment at the end of the requisite service period to equal actual forfeitures.
The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any change in one or more of these assumptions can have a material impact on the estimated fair value of an award and on stock-based compensation costs recognized in our results of operations.
We have determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, are appropriate in estimating the fair value of any stock option grants. We continually reassess our assumptions as well as our choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
Income taxes: We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No.123(R), we record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefit related to stock-based awards.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of June 1, 2007, as required. We have not determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP is effective for reporting periods beginning after June 15, 2006 and we will implement its guidance beginning in the second quarter of fiscal 2007. The adoption of this FSP is not expected to have a material effect on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 5. Other Information
On July 13, 2006, our Board of Directors approved the grant of restricted stock to outside members of the Board of Directors as provided under our 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005. The Form of 2007 Master Restricted Stock Agreement of the Board of Directors has been filed as Exhibit 10.1 to this Form 10-Q.
Additional information regarding compensation awarded to our directors for the year ended May 31, 2006 was provided in our Proxy Statement for our 2006 Annual Meeting of Stockholders, which was filed with the SEC on August 31, 2006.
Item 6. Exhibits
Exhibit 10.1: Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Award Agreement of the Board of Directors.
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

PAYCHEX, INC.

Date: September 26, 2006	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: September 26, 2006	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary