Form 10-Q
period 2006-11-30
PAYCHEX INC
filed 2006-12-20
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
Commission file number 0-11330

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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	381,105,962 Shares

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2006	2005	2006	2005

Revenue:
Service revenue	$425,246	$379,028	$854,789	$763,443
Interest on funds held for clients	29,709	20,787	59,540	40,087

Total revenue	454,955	399,815	914,329	803,530

Expenses:
Operating expenses	150,870	135,350	298,954	268,771
Selling, general and administrative expenses	121,757	105,860	246,693	213,334

Total expenses	272,627	241,210	545,647	482,105

Operating income	182,328	158,605	368,682	321,425

Investment income, net	9,941	5,552	19,357	10,411

Income before income taxes	192,269	164,157	388,039	331,836

Income taxes	59,603	51,545	120,292	104,196

Net income	$132,666	$112,612	$267,747	$227,640

Basic earnings per share	$0.35	$0.30	$0.70	$0.60

Diluted earnings per share	$0.35	$0.30	$0.70	$0.60

Weighted-average common shares outstanding	380,747	379,268	380,571	379,046

Weighted-average common shares outstanding, assuming dilution	382,433	381,256	382,172	380,725

Cash dividends per common share	$0.21	$0.16	$0.37	$0.29

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	November 30,	May 31,
	2006	2006

ASSETS
Cash and cash equivalents	$129,269	$137,423
Corporate investments	389,831	440,007
Interest receivable	41,919	38,139
Accounts receivable, net of allowance for doubtful accounts	215,563	189,835
Deferred income taxes	4,049	18,314
Prepaid income taxes	11,168	7,574
Prepaid expenses and other current assets	23,989	21,398

Current assets before funds held for clients	815,788	852,690
Funds held for clients	3,770,229	3,591,611

Total current assets	4,586,017	4,444,301
Long-term corporate investments	543,827	384,481
Property and equipment, net of accumulated depreciation	246,638	234,664
Intangible assets, net of accumulated amortization	69,241	60,704
Goodwill	405,842	405,842
Deferred income taxes	12,257	12,783
Other long-term assets	7,417	6,527

Total assets	$5,871,239	$5,549,302

LIABILITIES
Accounts payable	$39,908	$46,668
Accrued compensation and related items	107,655	130,069
Deferred revenue	5,288	5,809
Legal reserve	19,766	15,625
Other current liabilities	39,908	34,008

Current liabilities before client fund deposits	212,525	232,179
Client fund deposits	3,772,928	3,606,193

Total current liabilities	3,985,453	3,838,372
Deferred income taxes	13,240	15,481
Other long-term liabilities	44,939	40,606

Total liabilities	4,043,632	3,894,459

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 381,106 shares as of November 30, 2006 and 380,303 shares as of May 31, 2006, respectively	3,811	3,803
Additional paid-in capital	317,849	284,395
Retained earnings	1,507,826	1,380,971
Accumulated other comprehensive loss	(1,879)	(14,326)

Total stockholders’ equity	1,827,607	1,654,843

Total liabilities and stockholders’ equity	$5,871,239	$5,549,302

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the six months ended
	November 30,	November 30,
	2006	2005

OPERATING ACTIVITIES
Net income	$267,747	$227,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	34,802	32,276
Amortization of premiums and discounts on available-for-sale securities	12,570	13,467
Stock-based compensation costs	12,288	—
Provision for deferred income taxes	5,802	2,876
Tax benefit related to exercise of stock options	—	6,419
Provision for allowance for doubtful accounts	1,259	921
Net realized gains on sales of available-for-sale securities	(947)	(126)
Changes in operating assets and liabilities:
Interest receivable	(3,780)	1,780
Accounts receivable	(27,133)	(49,473)
Prepaid expenses and other current assets	(6,169)	(2,600)
Accounts payable and other current liabilities	(19,654)	(4,647)
Net change in other assets and liabilities	2,038	5,352

Net cash provided by operating activities	278,823	233,885

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(49,963,309)	(42,215,561)
Proceeds from sales and maturities of available-for-sale securities	49,871,190	42,477,305
Net change in funds held for clients’ money market securities and other cash equivalents	(186,409)	(973)
Net change in client fund deposits	166,735	(394,187)
Purchases of property and equipment	(39,884)	(38,552)
Proceeds from sales of property and equipment	116	25
Acquisition of businesses, net of cash acquired	—	(406)
Purchases of other assets	(15,698)	(2,397)

Net cash used in investing activities	(167,259)	(174,746)

FINANCING ACTIVITIES
Dividends paid	(140,892)	(109,960)
Proceeds from exercise of stock options	17,805	17,857
Excess tax benefit related to exercise of stock options	3,369	—

Net cash used in financing activities	(119,718)	(92,103)

Decrease in cash and cash equivalents	(8,154)	(32,964)
Cash and cash equivalents, beginning of period	137,423	77,669

Cash and cash equivalents, end of period	$129,269	$44,705

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2006
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
Paychex, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Substantially all of the Company’s revenue is generated within the U.S. Revenue is also generated in Germany, which was less than one percent of total revenue for the six months ended November 30, 2006. Long-lived assets in Germany are insignificant to total long-lived assets of the Company as of November 30, 2006.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2006 (“fiscal 2006”). Operating results and cash flows for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2007 (“fiscal 2007”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $640.9 million and $588.6 million for the three months ended November 30, 2006 and 2005, respectively, and $1,270.5 million and $1,171.4 million for the six months ended November 30, 2006 and 2005, respectively.
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

Note A: Description of Business and Significant Accounting Policies — continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	November 30,	May 31,
In thousands	2006	2006

Prepaid expense	$3,485	$3,150
Current liability	$7,048	$7,061
Long-term liability	$18,162	$18,374

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
Stock-based compensation costs: Effective June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. See Note B of the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based compensation plans.
Income taxes: The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No. 123(R), the Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.
Newly issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” to create a

Note A: Description of Business and Significant Accounting Policies — continued
single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of June 1, 2007, as required. The Company has not yet determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006, and the Company implemented its guidance beginning in the second quarter of fiscal 2007. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans.” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan and to recognize changes in the funded status in the year of change through comprehensive income. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company currently does not have any benefit plans subject to this new statement and, therefore, expects no impact to its results of operation or financial position.
In October 2006, the FASB issued FSPs related to SFAS No. 123(R) as follows:
•	FAS 123(R)-5, “Amendment of FASB Staff Position 123(R)-1;” and

•	FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).”
Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for the Company is the third quarter of fiscal 2007. The Company is evaluating these FSPs, but does not expect a material effect on its results of operations or financial position.
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

Note A: Description of Business and Significant Accounting Policies — continued
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
Note B: Stock-Based Compensation Plans
As noted in Note A of the Notes to Consolidated Financial Statements, effective June 1, 2006 (the “adoption date”), Paychex adopted SFAS No. 123(R). This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.
The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. Under this transition method, the Company recognized for the six months ended November 30, 2006 compensation costs for (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123(R); and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.
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
As a result of adopting SFAS No. 123(R), the Company recognized $5.8 million and $12.3 million in stock-based compensation costs and $1.6 million and $3.6 million in income tax benefits in its Consolidated Statements of Income for the three and six months ended November 30, 2006, respectively. Capitalized stock-based compensation costs related to the development of internal use software for the six months ended November 30, 2006 were not significant.

Note B: Stock-Based Compensation Plans — continued
The following table illustrates the impact of the adoption of SFAS No. 123(R) on the Company’s results of operations:

	For the three	For the six
	months ended	months ended
	November 30,	November 30,
In thousands, except per share amounts	2006	2006

Operating expenses	$2,160	$4,046
Selling, general and administrative expenses	3,601	8,242

Total expenses	5,761	12,288

Income before income taxes	(5,761)	(12,288)
Income taxes	(1,637)	(3,635)

Net income	$(4,124)	$(8,653)

Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

Net cash provided by financing activities	$3,067	$3,369

The following table illustrates the previously disclosed pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three	For the six
	months ended	months ended
	November 30,	November 30,
In thousands, except per share amounts	2005	2005

Net income, as reported	$112,612	$227,640
Deduct: Total stock-based compensation costs determined under fair value based method for all awards, net of related tax effects	5,040	9,335

Pro-forma net income	$107,572	$218,305

Earnings per share:
Basic — as reported	$0.30	$0.60
Basic — pro forma	$0.28	$0.58

Diluted — as reported	$0.30	$0.60
Diluted — pro forma	$0.28	$0.57

Stock-based compensation costs for any awards granted subsequent to the adoption date are recognized on a straight-line basis over the requisite service period to better align the costs with the employee services provided. Compensation costs for stock-based awards granted prior to the adoption date will continue to be recognized according to an accelerated amortization schedule related to the graded vesting terms of the grant, as they were for the pro-forma disclosures above.

Note B: Stock-Based Compensation Plans — continued
The Company’s 2002 Stock Incentive Plan, as amended and restated, effective October 12, 2005 (the “2002 Plan”), authorizes the granting of stock-based awards for up to 29.1 million underlying shares of the Company’s common stock. Outstanding stock-based awards under the 2002 Plan as of November 30, 2006 consisted primarily of grants of stock options. In July 2006, restricted stock awards were issued under the 2002 Plan to officers and outside directors of the Company.
As of November 30, 2006, the total unrecognized compensation cost related to all unvested stock-based awards was $73.4 million and is expected to be recognized over a weighted-average period of 3.1 years.
Stock option grants: Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. Stock option grants have a ten-year contractual term and the vesting schedule is established by the Board of Directors (the “Board”). Stock options granted during the six months ended November 30, 2006 vest ratably over periods ranging from three to five years. The Company issues new shares of common stock to satisfy stock option exercises.
Stock option grants are normally approved in July by the Board with a current annual grant guideline of approximately 1% of total common stock outstanding. The grant guideline, reviewed annually, does not include broad-based incentive stock options granted to virtually all non-management employees with at least 90 days of service. On October 4, 2006, the Board approved a broad-based grant of 2.0 million stock options. The Board previously issued a broad-based grant in April 2004.
The following table summarizes stock option activity for the six months ended November 30, 2006:

			Weighted-
			average
	Shares	Weighted-	remaining	Aggregate
	subject	average	contractual	intrinsic
	to options	exercise	term	value (1)
	(thousands)	price	(years)	(thousands)

Outstanding as of May 31, 2006	13,510	$31.61
Granted	5,486	$37.04
Exercised	(803)	$22.18
Forfeited	(456)	$36.41
Expired	(68)	$36.17

Outstanding as of November 30, 2006	17,669	$33.58	7.4	$106,809

Vested or expected to vest(2) as of November 30, 2006	16,223	$33.16	7.3	$104,083
Exercisable as of November 30, 2006	6,811	$30.91	5.1	$61,388

(1)	Market price of the underlying stock as of November 30, 2006 less the exercise price.

(2)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Note B: Stock-Based Compensation Plans — continued
Other information pertaining to stock option grants is as follows:

	For the six months ended
	November 30,
In thousands	2006	2005

Weighted-average grant-date fair value of stock options granted (per share)	$11.75	$11.02
Total intrinsic value of stock options exercised	$12,897	$10,978
Total fair value of stock options vested	$21,041	$12,106

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model for the three and six months ended November 30, 2006 (under SFAS No. 123(R)) and for the three and six months ended November 30, 2005 (pro-forma impact under SFAS No. 123) are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2006	2005	2006	2005

Risk-free interest rate	4.4%	4.3%	4.8%	4.0%
Dividend yield	2.3%	1.7%	1.9%	1.6%
Volatility factor	.28	.30	.31	.31
Expected option term life in years	5.5	5.5	6.1	6.4

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. Prior to the adoption date, the Company had used historical volatility based on monthly stock prices. The expected option life is determined from historical exercise behavior.
The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of its stock option grants. The Company periodically assesses its assumptions as well as its choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
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
For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance

Note B: Stock-Based Compensation Plans — continued
targets established by the Board. If the established targets are met for a fiscal year, one-third of the award will vest. For directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.
The following table summarizes the Company’s restricted stock activity for the six months ended November 30, 2006:

		Weighted-
	Restricted	average grant-
In thousands, except per share amounts	shares	date fair value

Nonvested as of May 31, 2006	—	$—
Granted	106	$36.87
Vested	—	$—
Forfeited	(1)	$36.87

Nonvested as of November 30, 2006	105	$36.87

Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123(R) and, therefore, no stock-based compensation costs have been recognized for the six months ended November 30, 2006.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands, except per share amounts	2006	2005	2006	2005

Basic earnings per share:
Net income	$132,666	$112,612	$267,747	$227,640

Weighted-average common shares outstanding	380,747	379,268	380,571	379,046

Basic earnings per share	$0.35	$0.30	$0.70	$0.60

Diluted earnings per share:
Net income	$132,666	$112,612	$267,747	$227,640

Weighted-average common shares outstanding	380,747	379,268	380,571	379,046
Effect of dilutive stock options at average market price	1,686	1,988	1,601	1,679

Weighted-average common shares outstanding, assuming dilution	382,433	381,256	382,172	380,725

Diluted earnings per share	$0.35	$0.30	$0.70	$0.60

Weighted-average anti-dilutive stock options	7,359	2,686	7,665	4,187

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three and six months ended November 30, 2006, stock options were exercised for 0.7 million and 0.8 million shares of the Company’s common stock, respectively, compared with 0.6 million and 1.0 million shares for the respective prior year periods.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$743,484	$—	$—	$743,484
Available-for-sale securities:
General obligation municipal bonds	818,059	2,780	(6,156)	814,683
Pre-refunded municipal bonds	234,092	821	(1,561)	233,352
Revenue municipal bonds	449,888	1,101	(3,144)	447,845
Auction rate securities and variable rate demand notes	1,903,555	103	—	1,903,658
U.S. government securities	549,337	3,371	(222)	552,486
Other equity securities	20	59	—	79

Total available-for-sale securities	3,954,951	8,235	(11,083)	3,952,103
Other	7,373	936	(9)	8,300

Total funds held for clients and corporate investments	$4,705,808	$9,171	$(11,092)	$4,703,887

	May 31, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$557,074	$—	$—	$557,074
Available-for-sale securities:
General obligation municipal bonds	796,543	229	(12,201)	784,571
Pre-refunded municipal bonds	215,491	153	(3,015)	212,629
Revenue municipal bonds	423,922	12	(6,099)	417,835
Auction rate securities and variable rate demand notes	2,136,906	94	—	2,137,000
U.S. government securities	301,573	—	(1,272)	300,301
Other equity securities	20	57	—	77

Total available-for-sale securities	3,874,455	545	(22,587)	3,852,413
Other	6,148	515	(51)	6,612

Total funds held for clients and corporate investments	$4,437,677	$1,060	$(22,638)	$4,416,099

Note D: Funds Held for Clients and Corporate Investments — continued
Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In thousands	2006	2006

Funds held for clients	$3,770,229	$3,591,611
Corporate investments	389,831	440,007
Long-term corporate investments	543,827	384,481

Total funds held for clients and corporate investments	$4,703,887	$4,416,099

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
The Company’s available-for-sale securities reflected a net unrealized loss position of $2.8 million as of November 30, 2006 compared with $22.0 million as of May 31, 2006. The gross unrealized losses as of November 30, 2006 were comprised of 308 available-for-sale securities, which had a total market value of $1.1 billion. The gross unrealized losses as of May 31, 2006 were comprised of 441 available-for-sale securities with a total market value of $1.6 billion.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2006 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of November 30, 2006 and May 31, 2006, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that had stated maturities as of November 30, 2006 are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Note D: Funds Held for Clients and Corporate Investments — continued

	November 30, 2006
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$617,292	$614,958
Due after one year through three years	594,758	590,334
Due after three years through five years	534,241	534,905
Due after five years	2,205,489	2,208,676

Total available-for-sale securities with stated maturities	$3,951,780	$3,948,873

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2006	2006

Land and improvements	$3,555	$3,552
Buildings and improvements	81,244	79,875
Data processing equipment	148,649	134,636
Software	75,142	66,945
Furniture, fixtures, and equipment	119,445	112,733
Leasehold improvements	52,925	47,627
Construction in progress	35,548	36,350

Total property and equipment, gross	516,508	481,718
Less: Accumulated depreciation and amortization	269,870	247,054

Property and equipment, net of accumulated depreciation	$246,638	$234,664

Depreciation expense was $14.2 million and $27.6 million for the three and six months ended November 30, 2006, respectively, as compared with $12.6 million and $24.9 million for the three and six months ended November 30, 2005, respectively.
Within construction in progress, there were costs for software being developed for internal use of $34.0 million and $29.4 million as of November 30, 2006 and May 31, 2006, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note F: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2006	2006

Client lists and associate office license agreements	$138,607	$122,909
Other intangible assets	4,165	4,165

Total intangible assets, gross	142,772	127,074
Less: Accumulated amortization	73,531	66,370

Intangible assets, net of accumulated amortization	$69,241	$60,704

Amortization expense relating to intangible assets was $3.8 million and $7.2 million for the three and six months ended November 30, 2006, respectively, as compared with $3.7 million and $7.4 million for the three and six months ended November 30, 2005, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2007 and the following four fiscal years, as of November 30, 2006, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2007	$16,261
2008	$15,109
2009	$12,543
2010	$10,351
2011	$8,121

Note G: Business Acquisition Reserves
As a result of business acquisitions made during the fiscal year ended May 31, 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination” in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the six months ended November 30, 2006 for these reserves is summarized as follows:

	Balance as		Balance as of
	of May 31,	Utilization	November 30,
In thousands	2006	of reserve	2006

Severance costs	$191	$(42)	$149
Redundant lease costs	$1,539	$(156)	$1,383

The remaining severance payments will be completed during the fiscal year ending May 31, 2008. Redundant lease payments are expected to be complete during the fiscal year ending May 31, 2016. Payments of $1.1 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of November 30, 2006.

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2006	2005	2006	2005

Net income	$132,666	$112,612	$267,747	$227,640
Change in unrealized gains/losses of available-for-sale securities, net of taxes	5,676	(5,190)	12,447	(6,513)

Total comprehensive income	$138,342	$107,422	$280,194	$221,127

As of November 30, 2006, the accumulated other comprehensive loss was $1.9 million, which was net of taxes of $1.0 million. As of May 31, 2006, the accumulated other comprehensive loss was $14.3 million, which was net of taxes of $7.8 million.
Note I: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Bank of America, N.A.	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the six months ended November 30, 2006.
As of November 30, 2006, the Company also had standby letters of credit outstanding totaling $60.2 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2007 and December 2007. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the six months ended November 30, 2006.

Note I: Commitments and Contingencies — continued
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2006, the Company had outstanding commitments to purchase approximately $9.3 million of capital assets.
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
The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also has insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
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
In June 2004, a Superior Court jury awarded $6.4 million in compensatory damages for breach of contract in the Payroll Partnership, L.P. v. Rapid Payroll et al. matter. The Superior Court dismissed all other pending causes of action in that case, including fraud and tort causes of action, and reduced the jury’s verdict from $6.4 million to $5.1 million. The case was subsequently settled for a reduced amount.

Note I: Commitments and Contingencies — continued
In 2005, judgment was entered in Accuchex, Inc. v. Rapid Payroll, Inc., et al. following a bench trial before a judge of the Superior Court. The judgment provided that the limitation of liability clause in the parties’ license agreement is valid and enforceable. The Superior Court awarded Accuchex damages of $30.5 thousand plus a refund of approximately $35.0 thousand in license fees. The Superior Court also ordered Rapid Payroll to support its software being used by Accuchex until such time as Rapid Payroll dissolves, which the Superior Court found Rapid Payroll was entitled to do without incurring any further liability to Accuchex. The Superior Court rejected all of the other causes of action asserted by the plaintiff, including fraud, tortious interference with contract, and tortious interference with prospective economic advantage. The case was appealed to the Court of Appeal, which issued a ruling on August 9, 2006 affirming in part and reversing in part with respect to the claims against the Company and the individual defendants. The Court of Appeal remanded the case for a trial on the claim of tortious interference with contract as against the Company and the individual defendants. The Court of Appeal did not rule on the appeal of pending claims against Rapid Payroll, which had been stayed pursuant to the automatic stay provisions of the U.S. Bankruptcy Code. No date has yet been set for trial of the tortious interference claim.
In 2005, the Federal District Court entered judgment in thirteen of the cases pending before it. Those judgments provided that Rapid Payroll’s liability is limited to the license fees paid to it by the plaintiff licensees, pursuant to express contractual provisions of the license agreements (approximately $2.5 million). The Federal District Court also ordered the release of the source code pursuant to the escrow terms of the license agreements. The Federal District Court rejected the statutory, fraud, tortious interference with contract, and other tort claims brought by those plaintiffs against all of the defendants. Plaintiffs have appealed the Federal District Court rulings and the Company has cross-appealed.
On May 4, 2006, following expiration of the Federal District Court’s injunction, Rapid Payroll filed a petition under Chapter 11 of the U.S. Bankruptcy Code in order to develop a plan that allows Rapid Payroll to discontinue support for the software in a manner that deals fairly with its few remaining licensees. Rapid Payroll is continuing to operate as a debtor-in-possession, paying all of its third-party post-petition debts as they become due. In October 2006, the United States Bankruptcy Court, Central District of California, Santa Ana Division (the “Bankruptcy Court”) lifted the automatic stay, allowing the federal and state court litigations to proceed. The Bankruptcy Court also determined that the limitation of liability clause in the parties’ license agreements is valid and enforceable for interim claims allowance purposes.
The next case scheduled for trial is Brunskill Associates, Inc., et al. v. Rapid Payroll, Inc., et al., for which a jury trial is currently set to begin in Superior Court on February 13, 2007. Although the only existing claims in the case are against Rapid Payroll for breach of contract, the plaintiffs have asked the court to reinstate the tortious interference with contract against Paychex, Inc. and the individual defendants. The plaintiffs are seeking injunctive relief, as well as compensatory and punitive damages.
Based on the application of SFAS No. 5, “Accounting for Contingencies,” the Company is required to record a reserve if it believes an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated. The Company’s legal reserve for all litigation totaled $19.8 million as of November 30, 2006, and is included in current liabilities on the Consolidated Balance Sheets. The legal reserve for all pending litigation has been adjusted in fiscal 2007 to account for settlements and incurred expenditures related to the pending litigation.

Note I: Commitments and Contingencies — continued
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
Note J: Supplemental Cash Flow Information
Income taxes paid were $114.6 million and $93.5 million for the six months ended November 30, 2006 and 2005, respectively.
Note K: Related Party Transactions
During the three and six months ended November 30, 2006, the Company purchased approximately $0.4 million and $0.8 million, respectively, of data processing equipment and software from EMC Corporation, compared with approximately $0.3 million and $2.5 million purchased in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three and six months ended November 30, 2006 and November 30, 2005, and our financial condition as of November 30, 2006. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2006 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2006. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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
Our Payroll services are provided through either our Core Payroll or Major Market Services, which is utilized by clients that have more sophisticated payroll and benefit needs. Our Payroll services include:
•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	other payroll-related services including regulatory compliance (new-hire reporting and garnishment processing).
Our Human Resource Services primarily include:
•	comprehensive human resource outsourcing services, which include Paychex PremierSM Human Resources and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	workers’ compensation insurance services;

•	employee benefits administration;

•	time and attendance solutions;

•	health benefits; and

•	other human resource services and products.
We mainly earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.
Our financial results for the three months ended November 30, 2006 as compared to the three months ended November 30, 2005 include the following:
•	Net income increased 18% to $132.7 million.

•	Diluted earnings per share increased 17% to $0.35.

•	Total revenue increased 14% to $454.9 million.

•	Payroll service revenue increased 9% to $332.2 million.

•	Human Resource Services revenue increased 24% to $93.0 million.

•	Operating income increased 15% to $182.3 million.

•	Cash flow from operations increased 19% to $278.8 million.

•	Increase of 31% in our regular quarterly dividend to $0.21 per share.
On June 1, 2006, we adopted the new accounting standard related to stock-based compensation costs and recognized $5.8 million of expense for the three months ended November 30, 2006. In managing and evaluating our results of operations, we measure operating income excluding interest on funds held for clients and stock-based compensation costs. Fluctuations in interest rates significantly impact our results of operations and are not within our control. For the fiscal year ending May 31, 2007 (“fiscal 2007”), internal management performance targets also exclude stock-based compensation costs. Operating income excluding interest on funds held for clients and stock-based compensation costs increased 15% to $158.4 million for the three months ended November 30, 2006.
Our financial performance during the three months ended November 30, 2006 was largely due to strong service revenue growth of 12% over the same period last year. This growth in service revenue was attributable to growth in client base, check volume, and utilization of ancillary services.
Our financial performance was positively impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Funds rate was 5.25% as of November 30, 2006 compared with 4.00% as of November 30, 2005. For the three months ended November 30, 2006, our combined interest on funds held for clients and corporate investment income increased 51% and earned an average rate of return of 3.9%, compared with an average rate of return of 3.0% for the same period last year. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section of this review.
As of November 30, 2006, we maintained a strong financial position with total cash and corporate investments of $519.1 million. We also had $543.8 million in long-term corporate investments. Our primary source of cash is from our ongoing operations. Cash flow from operations was $278.8 million for the six months ended November 30, 2006, as compared with $233.9 million for the six months ended November 30, 2005. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances, along with projected operating cash flows, will support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and six months ended November 30, 2006, and our financial position as of November 30, 2006, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Stock-based compensation costs
Effective June 1, 2006 (the “adoption date”), we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statements of Income over the requisite service period. We adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated. Comparisons between the results of operations for the three and six months ended November 30, 2006 and the same periods last year are impacted by this method of adoption. Refer to Note B of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation arrangements.
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
The impacts to the results of operations for the three and six months ended November 30, 2006 from recognition of stock-based compensation costs under SFAS No. 123(R) are as follows:

	For the three	For the six
	months ended	months ended
In millions, except per share amounts	November 30, 2006	November 30, 2006

Operating expenses	$2.2	$4.1
Selling, general and administrative expenses	3.6	8.2

Total expenses	5.8	12.3

Income before income taxes	(5.8)	(12.3)
Income taxes	(1.6)	(3.6)

Net income	$(4.2)	$(8.7)

Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	$(0.01)	$(0.02)

Net cash provided by financing activities	$3.1	$3.4

As of November 30, 2006, the total unrecognized compensation cost related to all unvested stock-based awards was $73.4 million and is expected to be recognized over a weighted-average period of 3.1 years. The impact on future periods may change based on the issuance of additional stock-based awards as allowed under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated, effective October 12, 2005.
For grants of stock options, we estimate the fair value at the date of grant using a Black-Scholes option pricing model. For grants of restricted stock, which were first granted in July 2006, the fair value is equal to the closing market price of the underlying common stock as of the date of grant. Stock-based compensation costs for any awards granted subsequent to the adoption date are recognized on a straight-line basis over the requisite service period to better align the costs with the employee services provided. Compensation costs for stock-based awards granted prior to the adoption date will continue to be recognized on an accelerated amortization schedule related to the graded vesting terms of the grant.
As part of the adoption of SFAS No. 123(R), we did an in-depth review of all of our assumptions used in calculating the fair value under a Black-Scholes option pricing model. For grants subsequent to the adoption date, we calculated the estimated volatility factor based on a combination of historical volatility using weekly stock prices and implied market volatility. We incorporated implied volatility as it is generally more reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. Prior to the adoption date, we used historical volatility based on monthly stock prices. The expected option life of our stock option grants is determined from historical exercise behavior.
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
Outlook
Our current outlook for our results of operations for the full year fiscal 2007 is unchanged from the guidance provided in our Form 10-Q for the quarter ended August 31, 2006.
•	Payroll service revenue growth is projected to be in the range of 9% to 11%.

•	Human Resource Services revenue growth is expected to be in the range of 20% to 23%.

•	Total service revenue growth is projected to be in the range of 11% to 13%.

•	Interest on funds held for clients is expected to increase approximately 30% to 35%.

•	Total revenue growth is estimated to be in the range of 12% to 14%.

•	Corporate investment income is anticipated to increase approximately 55% to 60%.

•	Stock-based compensation costs will be primarily included in selling, general and administrative expenses, and are expected to be in the range of $25 million to $30 million.

•	The effective income tax rate is expected to be approximately 31.0%.

•	Net income growth is expected to be in the range of 13% to 15%.
Purchases of property and equipment for fiscal 2007 are expected to be in the range of $80 million to $85 million, in line with our growth rates. Fiscal 2007 depreciation expense is projected to be approximately $55 million, and we project amortization of intangible assets to be approximately $16 million.
Our projections are based on current economic and interest rate conditions continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
			%			%
$ in millions	2006	2005	Change	2006	2005	Change

Revenue:
Payroll service revenue	$332.2	$303.9	9%	$667.5	$612.5	9%
Human Resource Services revenue	93.0	75.1	24%	187.3	150.9	24%

Total service revenue	425.2	379.0	12%	854.8	763.4	12%
Interest on funds held for clients	29.7	20.8	43%	59.5	40.1	49%

Total revenue	454.9	399.8	14%	914.3	803.5	14%

Combined operating and SG&A expenses	272.6	241.2	13%	545.6	482.1	13%

Operating income	182.3	158.6	15%	368.7	321.4	15%

As a % of total revenue	40%	40%		40%	40%

Investment income, net	10.0	5.5	79%	19.3	10.4	86%

Income before income taxes	192.3	164.1	17%	388.0	331.8	17%

As a % of total revenue	42%	41%		42%	41%

Income taxes	59.6	51.5	16%	120.3	104.2	15%

Net income	$132.7	$112.6	18%	$267.7	$227.6	18%

As a % of total revenue	29%	28%		29%	28%

Diluted earnings per share	$0.35	$0.30	17%	$0.70	$0.60	17%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2006	2005	2006	2005

Average investment balances:
Funds held for clients	$2,894.2	$2,733.9	$2,931.7	$2,738.0
Corporate investments	1,070.8	798.0	1,035.9	764.3

Total	$3,965.0	$3,531.9	$3,967.6	$3,502.3

Average interest rates earned:
Funds held for clients	4.0%	3.0%	4.0%	2.9%
Corporate investments	3.7%	2.7%	3.7%	2.7%
Combined funds held for clients and corporate investment portfolios	3.9%	3.0%	3.9%	2.9%

Net realized gains:
Funds held for clients	$0.6	$—	$0.8	$0.1
Corporate investments	0.1	—	0.1	—

Total	$0.7	$—	$0.9	$0.1

As of:	November 30,	May 31,
$ in millions	2006	2006

Net unrealized loss on available-for-sale securities	$(2.8)	$(22.0)

Federal Funds rate	5.25%	5.00%

Three-year “AAA” municipal securities yield	3.50%	3.65%

Total market value of available-for-sale securities	$3,952.1	$3,852.4

Average duration of available-for-sale securities in years (A)	2.3	2.0

Weighted-average yield-to-maturity of available-for-sale securities (A)	3.6%	3.0%

(A)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue: The increases in Payroll service revenue of 9% for both the three and six months ended November 30, 2006, respectively, from the same periods last year were attributable to higher check volume growth, price increases, client base growth, and growth in the utilization of our ancillary services.
As of November 30, 2006, 92% of all clients utilized our payroll tax administration services, compared with 91% as of November 30, 2005. We believe that the client utilization percentage of our payroll tax administration services is near maturity. Our employee payment services were utilized by 70% of all clients as of November 30, 2006, compared with 67% as of November 30, 2005. Approximately 95% of new clients purchase our payroll tax administration services and more than 75% of new clients purchase employee payment services.
Human Resource Services revenue increased 24% for the both the three and six months ended November 30, 2006 to $93.0 million and $187.3 million, respectively. The growth was generated from the following: retirement services client base increased 14% to 41,000 clients; client employees for our comprehensive human resource outsourcing services increased 31% to 328,000 client employees; and workers’ compensation insurance client base increased 18% to 56,000 clients. Additionally, the asset value of the retirement services client employees’ funds increased 25% to $7.2 billion.
For the three and six months ended November 30, 2006, interest on funds held for clients increased 43% and 49%, respectively. The increases in interest on funds held for clients were due to higher average interest rates earned and higher average investment balances. The current effect of higher average interest rates is expected to diminish as there have been no increases to the Federal Funds rate since June 29, 2006. Interest on funds held for clients is expected to increase 20% to 25% during the last six months of fiscal 2007. See the “Market Risk Factors” section of this review for further information related to the effects of changing interest rates.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2006	2005	% Change	2006	2005	% Change

Compensation-related expenses, including stock-based compensation costs	$177.6	$154.0	15%	$354.1	$304.8	16%
Facilities expense	13.1	11.9	10%	25.8	23.4	10%
Depreciation of property and equipment	14.2	12.6	13%	27.6	24.9	11%
Amortization of intangible assets	3.8	3.7	3%	7.2	7.4	-3%
Other expenses	63.9	59.0	8%	130.9	121.6	8%

Total operating and SG&A expenses	$272.6	$241.2	13%	$545.6	$482.1	13%

Combined operating and SG&A expenses for both the three and six months ended November 30, 2006 increased 13% primarily as a result of increases in personnel and other costs related to retaining clients, promoting new services, and creating more efficient systems for selling and servicing through new and enhanced technology. As of November 30, 2006, we had approximately 11,500 employees compared with approximately 10,600 employees as of November 30, 2005.
In addition, stock-based compensation costs from the adoption of SFAS No. 123(R), included in compensation-related expenses, were $5.8 million and $12.3 million for the three and six months ended November 30, 2006, respectively. Excluding stock-based compensation costs, total expense growth would have been 11% for both the three and six months ended November 30, 2006.
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
Operating income: The increases in operating income for the three and six months ended November 30, 2006, as compared with the same periods last year are attributable to the factors previously discussed. Operating income excluding interest on funds held for clients and stock-based compensation costs increased 15% to $158.4 million and 14% to $321.4 million for the three and six months ended November 30, 2006, respectively. Operating income excluding interest on funds held for clients and stock-based compensation costs as a percentage of service revenue was 37% and 38% for the three and six months ended November 30, 2006, respectively. This increased from 36% and 37% for the three and six months ended November 30, 2005, respectively.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increases in investment income for the three and six months ended November 30, 2006 as compared to the same periods last year are due to higher average interest rates earned and growth in average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 31.0% for both the three and six months ended November 30, 2006 compared with 31.4% for both the respective prior year periods. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate, partially offset by the nondeductible compensation related to incentive stock option grants.
Net income: The increases in net income for the three and six months ended November 30, 2006, as compared with the three and six months ended November 30, 2005 are attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2006, our principal source of liquidity was $519.1 million in cash and corporate investments. We also had $543.8 million in long-term corporate investments. Current cash and corporate investments and projected operating cash flows are expected to support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.

We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2007
Bank of America, N.A.	$250 million	February 2007
PNC Bank, National Association	$150 million	February 2007
Wells Fargo Bank, National Association	$150 million	February 2007

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the six months ended November 30, 2006.
As of November 30, 2006, we had standby letters of credit outstanding totaling $60.2 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between May 2007 and December 2007. The letters of credit are secured by investments held in our corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the six months ended November 30, 2006.
We enter into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2006, we had outstanding commitments to purchase approximately $9.3 million of capital assets.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also have insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.
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

Operating Cash Flow Activities

	For the six months ended
	November 30,	November 30,
In millions	2006	2005

Net income	$267.7	$227.6
Non-cash adjustments to net income	65.8	55.9
Cash used by changes in operating assets and liabilities	(54.7)	(49.6)

Net cash provided by operating activities	$278.8	$233.9

The increase in our operating cash flows for the six months ended November 30, 2006 reflects higher net income adjusted for non-cash items, and decreased cash from operating assets and liabilities. The increase in non-cash adjustments to net income is primarily attributable to stock-based compensation costs of $12.3 million for the six months ended November 30, 2006. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of accounts receivable billing and collections and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the six months ended
	November 30,	November 30,
In millions	2006	2005

Net change in funds held for clients and corporate investment activities	$(111.8)	$(133.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(39.8)	(38.5)
Acquisition of businesses, net of cash acquired	—	(0.4)
Purchases of other assets	(15.7)	(2.4)

Net cash used in investing activities	$(167.3)	$(174.7)

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
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $35.5 million as of November 30, 2006 and $36.3 million as of May 31, 2006. Of these costs, $34.0 million and $29.4 million represent software being developed for internal use as of November 30, 2006 and May 31, 2006, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs.

We purchased approximately $0.8 million and $2.5 million of data processing equipment and software from EMC Corporation during the six months ended November 30, 2006 and 2005, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”). Other assets increased for the six months ended November 30, 2006 mainly due to the termination of our client-servicing arrangement with New England Business Services, Inc. and the purchasing of the right to service the related clients.
Financing Cash Flow Activities

	For the six months ended
	November 30,	November 30,
In millions, except per share amounts	2006	2005

Dividends paid	$(140.9)	$(110.0)
Proceeds from exercise of stock options	17.8	17.9
Excess tax benefit related to exercise of stock options	3.4	—

Net cash used in financing activities	$(119.7)	$(92.1)

Cash dividends per common share	$0.37	$0.29

Dividends paid: During the six months ended November 30, 2006, our Board declared an increase in the quarterly dividend to $0.21 per share from $0.16 per share, which was paid November 15, 2006 to stockholders of record as of November 1, 2006. The payment of future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board.
Exercise of stock options: We recognized an excess tax benefit related to the exercise of stock options of $3.4 million for the six months ended November 30, 2006 that is reflected in cash flows from financing activities in accordance with SFAS No. 123(R), as adopted on June 1, 2006. For the six months ended November 30, 2005, we recognized a total tax benefit related to the exercise of stock options of $6.4 million which was reflected in cash flows from operating activities.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities, and corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale securities to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage our interest rate risk.
During the six months ended November 30, 2006, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.9% compared with 2.9% for the same period last year. While interest rates were rising, the full benefit of higher interest rates was not immediately reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of November 30, 2006 had an average duration of 2.3 years excluding the impact of VRDNs and auction rate securities tied to short-term interest rates, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.
The cost and market value of available-for-sale securities that had stated maturities as of November 30, 2006, are shown below by contractual maturity. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2006
In millions	Cost	Market value

Maturity date:
Due in one year or less	$617.3	$615.0
Due after one year through three years	594.8	590.3
Due after three years through five years	534.2	534.9
Due after five years	2,205.5	2,208.7

Total available-for-sale securities with stated maturities	$3,951.8	$3,948.9

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, both are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	2007	ended	ended
	year-to-date	May 31, 2006	May 31, 2005

Federal Funds rate – beginning of period	5.00%	3.00%	1.00%
Rate increase:
First quarter	0.25%	0.50%	0.50%
Second quarter	—	0.50%	0.50%
Third quarter	NA	0.50%	0.50%
Fourth quarter	NA	0.50%	0.50%

Federal Funds rate – end of period	5.25%	5.00%	3.00%

Three-year “AAA” municipal securities yield – end of period	3.50%	3.65%	2.85%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.5 billion for the full year ending May 31, 2007. Our normal and anticipated allocation is approximately 60% invested in short-term and available-for-sale securities with an average duration of 35 days and 40% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $5.0 million to $5.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $2.8 million as of November 30, 2006, compared with $22.0 million as of May 31, 2006, and $19.9 million as of November 30, 2005. The change resulted from decreases in long-term market interest rates. During the six months ended November 30, 2006, the net unrealized loss position ranged from $29.5 million to $2.8 million. Our investment portfolios reflected a net unrealized loss position of approximately $5.7 million as of December 15, 2006.
As of November 30, 2006 and May 31, 2006, we had $4.0 billion and $3.9 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities which are tied to short-term interest rates, the weighted-average yield-to-maturity was 3.6% and 3.0% as of November 30, 2006 and May 31, 2006, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our available-for-sale securities as of November 30, 2006 would be approximately $12.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to limit credit risk by investing primarily in available-for-sale securities with AAA and AA ratings and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for the fiscal year ended May 31, 2006, filed with the SEC on July 21, 2006. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
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
Stock-based compensation costs: Effective June 1, 2006, we adopted SFAS No. 123(R), which requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in our Consolidated Financial Statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life.
We estimate volatility based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. We estimate expected option life based on historical exercise behavior.
Under SFAS No. 123(R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change with the final adjustment at the end of the requisite service period to equal actual forfeitures.
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
We have determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of stock option grants. We periodically reassess our assumptions as well as our choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
Income taxes: We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No. 123(R), we record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefit related to stock-based awards.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of June 1, 2007, as required. We have not yet determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006 and we implemented its guidance beginning in the second quarter of fiscal 2007. The adoption of this FSP did not have a material effect on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans.” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan and to recognize changes in the funded status in the year of change through comprehensive income. The statement is effective as of the end of the fiscal year ending after December 15, 2006. We currently do not have any benefit plans subject to this new statement and, therefore, expect no impact to our results of operation or financial position.
In October 2006, the FASB issued FSPs related to SFAS No. 123(R) as follows:
•	FAS 123(R)-5, “Amendment of FASB Staff Position 123(R)-1;” and

•	FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).”
Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for us is the third quarter of fiscal 2007. We are evaluating these FSPs but do not expect a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Factors” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on October 5, 2006. There were present at the meeting, either in person or by proxy, holders of 350,670,849 common shares. Stockholders elected the seven directors nominated in the August 31, 2006 Proxy Statement, constituting our entire Board of Directors, to hold office until the next Annual Meeting of Stockholders.
Results of stockholder voting are as follows:

Election of Directors	For	Against
B. Thomas Golisano	335,074,838	12,941,242
David J. S. Flaschen	328,973,167	19,024,391
Phillip Horsley	336,934,221	10,974,742
Grant M. Inman	335,304,645	12,616,875
Pamela A. Joseph	346,728,160	1,286,276
Jonathan J. Judge	335,341,504	12,699,037
Joseph M. Tucci	337,014,059	10,652,372

Item 6. Exhibits
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

PAYCHEX, INC.
Date: December 20, 2006	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: December 20, 2006	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary