Form 10-Q
period 2007-02-28
PAYCHEX INC
filed 2007-03-28
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007
Commission file number 0-11330

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
Large Accelerated Filer ☑     Accelerated Filer ☐    Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	381,933,029 Shares

CLASS	OUTSTANDING AS OF February 28, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2007	2006	2007	2006

Revenue:
Service revenue	$447,568	$401,883	$1,302,357	$1,165,326
Interest on funds held for clients	37,719	28,703	97,259	68,790

Total revenue	485,287	430,586	1,399,616	1,234,116

Expenses:
Operating expenses	158,543	145,486	457,497	414,257
Selling, general and administrative expenses	153,760	124,500	400,453	337,834

Total expenses	312,303	269,986	857,950	752,091

Operating income	172,984	160,600	541,666	482,025

Investment income, net	10,494	6,358	29,851	16,769

Income before income taxes	183,478	166,958	571,517	498,794

Income taxes	56,878	52,424	177,170	156,620

Net income	$126,600	$114,534	$394,347	$342,174

Basic earnings per share	$0.33	$0.30	$1.04	$0.90

Diluted earnings per share	$0.33	$0.30	$1.03	$0.90

Weighted-average common shares outstanding	381,475	379,680	380,879	379,245

Weighted-average common shares outstanding, assuming dilution	383,335	381,751	382,566	381,055

Cash dividends per common share	$0.21	$0.16	$0.58	$0.45

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	February 28,	May 31,
	2007	2006

ASSETS
Cash and cash equivalents	$80,921	$137,423
Corporate investments	566,888	440,007
Interest receivable	38,628	38,139
Accounts receivable, net of allowance for doubtful accounts	163,673	189,835
Deferred income taxes	20,503	18,314
Prepaid income taxes	—	7,574
Prepaid expenses and other current assets	25,759	21,398

Current assets before funds held for clients	896,372	852,690
Funds held for clients	3,547,269	3,591,611

Total current assets	4,443,641	4,444,301
Long-term corporate investments	578,896	384,481
Property and equipment, net of accumulated depreciation	253,485	234,664
Intangible assets, net of accumulated amortization	68,499	60,704
Goodwill	407,712	405,842
Deferred income taxes	13,632	12,783
Other long-term assets	5,949	6,527

Total assets	$5,771,814	$5,549,302

LIABILITIES
Accounts payable	$55,954	$46,668
Accrued compensation and related items	128,983	130,069
Deferred revenue	7,731	5,809
Accrued income taxes	12,516	—
Litigation reserve	13,168	15,625
Other current liabilities	41,342	34,008

Current liabilities before client fund deposits	259,694	232,179
Client fund deposits	3,551,790	3,606,193

Total current liabilities	3,811,484	3,838,372
Deferred income taxes	11,659	15,481
Other long-term liabilities	45,635	40,606

Total liabilities	3,868,778	3,894,459

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 381,933 shares as of February 28, 2007 and 380,303 shares as of May 31, 2006, respectively	3,819	3,803
Additional paid-in capital	348,929	284,395
Retained earnings	1,554,254	1,380,971
Accumulated other comprehensive loss	(3,966)	(14,326)

Total stockholders’ equity	1,903,036	1,654,843

Total liabilities and stockholders’ equity	$5,771,814	$5,549,302

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the nine months ended
	February 28,	February 28,
	2007	2006
OPERATING ACTIVITIES
Net income	$394,347	$342,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	54,239	49,165
Amortization of premiums and discounts on available-for-sale securities	18,248	20,775
Stock-based compensation costs	19,260	—
Benefit for deferred income taxes	(12,475)	(13,659)
Tax benefit related to exercise of stock options	—	7,531
Provision for allowance for doubtful accounts	1,883	1,563
Provision for litigation reserve	13,000	—
Net realized gains on sales of available-for-sale securities	(1,479)	(624)
Changes in operating assets and liabilities:
Interest receivable	(489)	2,848
Accounts receivable	24,251	5,067
Prepaid expenses and other current assets	3,230	989
Accounts payable and other current liabilities	14,127	34,497
Net change in other assets and liabilities	4,104	7,552

Net cash provided by operating activities	532,246	457,878

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(79,969,874)	(66,541,674)
Proceeds from sales and maturities of available-for-sale securities	79,369,237	66,193,814
Net change in funds held for clients’ money market securities and other cash equivalents	324,744	(720,129)
Net change in client fund deposits	(54,403)	877,688
Purchases of property and equipment	(61,456)	(56,318)
Proceeds from sales of property and equipment	116	27
Acquisition of businesses, net of cash acquired	(3,100)	(726)
Purchases of other assets	(18,238)	(3,373)

Net cash used in investing activities	(412,974)	(250,691)

FINANCING ACTIVITIES
Dividends paid	(221,064)	(170,711)
Proceeds from exercise of stock options	37,812	21,573
Excess tax benefit related to exercise of stock options	7,478	—

Net cash used in financing activities	(175,774)	(149,138)

(Decrease)/increase in cash and cash equivalents	(56,502)	58,049
Cash and cash equivalents, beginning of period	137,423	77,669

Cash and cash equivalents, end of period	$80,921	$135,718

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2007
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
Paychex, a Delaware corporation formed in 1979, reports one segment based upon the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Substantially all of the Company’s revenue is generated within the U.S. Revenue is also generated in Germany, which was less than one percent of total revenue of the Company for the nine months ended February 28, 2007. Long-lived assets in Germany are an insignificant portion of the total long-lived assets of the Company as of February 28, 2007.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. The accompanying Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2006 (“fiscal 2006”). Operating results and cash flows for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2007 (“fiscal 2007”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred for PEO worksite employees were $653.6 million and $628.3 million for the three months ended February 28, 2007 and 2006, respectively, and $1.9 billion and $1.8 billion for the nine months ended February 28, 2007 and 2006, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $750,000 under both the fiscal 2007 and fiscal 2006 policies.

Note A: Description of Business and Significant Accounting Policies – continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims:

	February 28,	May 31,
In thousands	2007	2006

Prepaid expense	$2,569	$3,150
Current liability	$7,482	$7,061
Long-term liability	$19,964	$18,374

The amount included in prepaid expense on the Consolidated Balance Sheets relates to the policy for the fiscal year ended May 31, 2004, which was a pre-funded policy.
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
Newly issued accounting pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” to create a

Note A: Description of Business and Significant Accounting Policies – continued

single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of June 1, 2007, as required. The Company has not yet determined the effect, if any, the adoption of FIN 48 will have on its results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006, and the Company implemented its guidance beginning in the second quarter of fiscal 2007 relative to our limited partner investments in low-income housing projects. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans.” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan and to recognize changes in the funded status in the year of change through comprehensive income. The statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company currently does not have any benefit plans subject to this new statement and, therefore, expects no impact on its results of operations or financial position.
In October 2006, the FASB issued FSPs related to SFAS No. 123(R) as follows:
•	FAS 123(R)-5, “Amendment of FASB Staff Position 123(R)-1;” and

•	FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).”
Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for the Company was the three months ended February 28, 2007. The adoption of these FSPs did not have a material effect on the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect this statement to have a material effect on its results of operations or financial position.

Note B: Stock-Based Compensation Plans
As discussed in Note A of the Notes to Consolidated Financial Statements, effective June 1, 2006 (the “adoption date”), Paychex adopted SFAS No. 123(R). This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.
The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. Under this transition method, the Company recognized for the nine months ended February 28, 2007 compensation costs for (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123(R); and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.
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
As a result of adopting SFAS No. 123(R), the Company recognized $7.0 million and $19.3 million in stock-based compensation costs and $2.0 million and $5.6 million in income tax benefits in its Consolidated Statements of Income for the three and nine months ended February 28, 2007, respectively. Capitalized stock-based compensation costs related to the development of internal use software for the nine months ended February 28, 2007 were not significant.

Note B: Stock-Based Compensation Plans - continued
The following table illustrates the impact of the adoption of SFAS No. 123(R) on the Company’s results of operations:

	For the three	For the nine
	months ended	months ended
	February 28,	February 28,
In thousands, except per share amounts	2007	2007
Operating expenses	$2,274	$6,320
Selling, general and administrative expenses	4,698	12,940

Total expenses	6,972	19,260

Income before income taxes	(6,972)	(19,260)
Income taxes	(2,005)	(5,640)

Net income	$(4,967)	$(13,620)

Basic earnings per share	$(0.01)	$(0.04)
Diluted earnings per share	$(0.01)	$(0.04)

Net cash provided by financing activities	$4,109	$7,478

The following table illustrates the previously disclosed pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	For the three	For the nine
	months ended	months ended
	February 28,	February 28,
In thousands, except per share amounts	2006	2006
Net income, as reported	$114,534	$342,174
Deduct: Total stock-based compensation costs determined under fair value based method for all awards, net of related tax effects	5,034	14,369

Pro-forma net income	$109,500	$327,805

Earnings per share:
Basic — as reported	$0.30	$0.90
Basic — pro-forma	$0.29	$0.86

Diluted — as reported	$0.30	$0.90
Diluted — pro-forma	$0.29	$0.86

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

Note B: Stock-Based Compensation Plans - continued
The Company’s 2002 Stock Incentive Plan, as amended and restated, effective October 12, 2005 (the “2002 Plan”), authorizes the granting of stock-based awards for up to 29.1 million shares of the Company’s common stock. Outstanding stock-based awards under the 2002 Plan as of February 28, 2007 consisted primarily of grants of stock options. In July 2006, restricted stock awards were issued under the 2002 Plan to officers and outside directors of the Company.
As of February 28, 2007, the total unrecognized compensation cost related to all unvested stock-based awards was $66.5 million and is expected to be recognized over a weighted-average period of 2.9 years.
Stock option grants: Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. Stock option grants have a ten-year contractual term and the vesting schedule is established by the Board of Directors (the “Board”). Stock options granted during the nine months ended February 28, 2007 vest ratably over periods ranging from three to five years. The Company issues new shares of common stock to satisfy stock option exercises.
Stock option grants are normally approved in July by the Board, with a current annual grant guideline of approximately 1% of total common stock outstanding. The grant guideline, reviewed annually by the Board, does not include broad-based incentive stock options granted to virtually all non-management employees with at least 90 days of service. On October 4, 2006, the Board approved a broad-based grant of 2.0 million stock options. The Board previously issued a broad-based grant in April 2004.
The following table summarizes stock option activity for the nine months ended February 28, 2007:

			Weighted-
			average
	Shares	Weighted-	remaining	Aggregate
	subject	average	contractual	intrinsic
	to options	exercise	term	value (1)
	(thousands)	price	(years)	(thousands)
Outstanding as of May 31, 2006	13,510	$31.61
Granted	5,486	$37.04
Exercised	(1,630)	$23.20
Forfeited	(662)	$36.40
Expired	(89)	$36.29

Outstanding as of February 28, 2007	16,615	$34.00	7.3	$112,182

Vested or expected to vest(2) as of February 28, 2007	15,473	$33.59	7.2	$110,985
Exercisable as of February 28, 2007	5,964	$31.82	5.0	$ 54,602

(1)	Market price of the underlying stock as of February 28, 2007 less the exercise price.

(2)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Note B: Stock-Based Compensation Plans – continued
Other information pertaining to stock option grants is as follows:

	For the nine months ended
		February 28,
In thousands	2007	2006
Weighted-average grant-date fair value of stock options granted (per share)	$11.75	$11.02
Total intrinsic value of stock options exercised	$26,400	$20,990
Total fair value of stock options vested	$21,041	$12,106

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model for the nine months ended February 28, 2007 (under SFAS No. 123(R)) and for the nine months ended February 28, 2006 (pro-forma impact under SFAS No. 123) are as follows:

	For the nine months ended
		February 28,
	2007	2006
Risk-free interest rate	4.8%	4.0%
Dividend yield	1.9%	1.6%
Volatility factor	.31	.31
Expected option term life in years	6.1	6.4

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
For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance

Note B: Stock-Based Compensation Plans – continued
targets established by the Board. If the established targets are met for a fiscal year, one-third of the award will vest. For directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.
The following table summarizes the Company’s restricted stock activity for the nine months ended February 28, 2007:

		Weighted-
	Restricted	average grant-
In thousands, except per share amounts	shares	date fair value
Nonvested as of May 31, 2006	—	$ —
Granted	106	$36.87
Vested	—	$ —
Forfeited	(1)	$36.87

Nonvested as of February 28, 2007	105	$36.87

Employee Stock Purchase Plan: The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123(R) and, therefore, no stock-based compensation costs have been recognized for the nine months ended February 28, 2007.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands, except per share amounts	2007	2006	2007	2006
Basic earnings per share:
Net income	$126,600	$114,534	$394,347	$342,174

Weighted-average common shares outstanding	381,475	379,680	380,879	379,245

Basic earnings per share	$0.33	$0.30	$1.04	$0.90

Diluted earnings per share:
Net income	$126,600	$114,534	$394,347	$342,174

Weighted-average common shares outstanding	381,475	379,680	380,879	379,245
Effect of dilutive stock options at average market price	1,860	2,071	1,687	1,810

Weighted-average common shares outstanding, assuming dilution	383,335	381,751	382,566	381,055

Diluted earnings per share	$0.33	$0.30	$1.03	$0.90

Weighted-average anti-dilutive stock options	6,708	1,214	7,346	3,196

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three and nine months ended February 28, 2007, stock options were exercised for 0.8 million and 1.6 million shares of the Company’s common stock, respectively, compared with 0.1 million and 1.1 million shares for the respective prior year periods.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 28, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value
Type of issue:
Money market securities and other cash equivalents	$232,331	$—	$—	$232,331
Available-for-sale securities:
General obligation municipal bonds	823,013	1,443	(6,154)	818,302
Pre-refunded municipal bonds	254,130	496	(1,817)	252,809
Revenue municipal bonds	437,370	519	(3,083)	434,806
Auction rate securities and variable rate demand notes	2,495,914	84	—	2,495,998
U.S. government securities	447,876	2,557	(172)	450,261
Other equity securities	20	59	—	79

Total available-for-sale securities	4,458,323	5,158	(11,226)	4,452,255
Other	7,830	641	(4)	8,467

Total funds held for clients and corporate investments	$4,698,484	$5,799	$(11,230)	$4,693,053

	May 31, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value
Type of issue:
Money market securities and other cash equivalents	$557,074	$—	$—	$557,074
Available-for-sale securities:
General obligation municipal bonds	796,543	229	(12,201)	784,571
Pre-refunded municipal bonds	215,491	153	(3,015)	212,629
Revenue municipal bonds	423,922	12	(6,099)	417,835
Auction rate securities and variable rate demand notes	2,136,906	94	—	2,137,000
U.S. government securities	301,573	—	(1,272)	300,301
Other equity securities	20	57	—	77

Total available-for-sale securities	3,874,455	545	(22,587)	3,852,413
Other	6,148	515	(51)	6,612

Total funds held for clients and corporate investments	$4,437,677	$1,060	$(22,638)	$4,416,099

Note D: Funds Held for Clients and Corporate Investments – continued
Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In thousands	2007	2006
Funds held for clients	$3,547,269	$3,591,611
Corporate investments	566,888	440,007
Long-term corporate investments	578,896	384,481

Total funds held for clients and corporate investments	$4,693,053	$4,416,099

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
The Company’s available-for-sale securities reflected a net unrealized loss position of $6.1 million as of February 28, 2007 compared with a net unrealized loss position of $22.0 million as of May 31, 2006. The gross unrealized losses as of February 28, 2007 were comprised of 346 available-for-sale securities, which had a total market value of $1.3 billion. The gross unrealized losses as of May 31, 2006 were comprised of 441 available-for-sale securities with a total market value of $1.6 billion.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 28, 2007 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of February 28, 2007 and May 31, 2006, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that had stated maturities as of February 28, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Note D: Funds Held for Clients and Corporate Investments – continued

	February 28, 2007
In thousands	Cost	Market value

Maturity date:
Due in one year or less	$560,500	$558,897
Due after one year through three years	554,325	549,528
Due after three years through five years	600,465	599,886
Due after five years	2,736,013	2,736,865

Total available-for-sale securities with stated maturities	$4,451,303	$4,445,176

Variable rate demand notes (“VRDNs”) and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2007	2006

Land and improvements	$3,555	$3,552
Buildings and improvements	81,728	79,875
Data processing equipment	149,460	134,636
Software	78,011	66,945
Furniture, fixtures, and equipment	123,273	112,733
Leasehold improvements	56,137	47,627
Construction in progress	43,233	36,350

Total property and equipment, gross	535,397	481,718
Less: Accumulated depreciation and amortization	281,912	247,054

Property and equipment, net of accumulated depreciation	$253,485	$234,664

Depreciation expense was $14.7 million and $42.3 million for the three and nine months ended February 28, 2007, respectively, as compared with $13.2 million and $38.1 million for the three and nine months ended February 28, 2006, respectively.
Within construction in progress, there were costs for software being developed for internal use of $37.2 million and $29.4 million as of February 28, 2007 and May 31, 2006, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note F: Intangible Assets, Net of Accumulated Amortization
The Company accounts for certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2007	2006

Client lists and associate office license agreements	$142,647	$122,909
Other intangible assets	4,165	4,165

Total intangible assets, gross	146,812	127,074
Less: Accumulated amortization	78,313	66,370

Intangible assets, net of accumulated amortization	$68,499	$60,704

Amortization expense relating to intangible assets was $4.7 million and $11.9 million for the three and nine months ended February 28, 2007, respectively, as compared with $3.7 million and $11.1 million for the three and nine months ended February 28, 2006, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2007 and the following four fiscal years, as of February 28, 2007, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense
2007	$16,538
2008	$15,975
2009	$13,333
2010	$11,064
2011	$8,759

Note G: Business Acquisition Reserves
As a result of business acquisitions made during the fiscal year ended May 31, 2003, the Company recorded reserves for severance and redundant lease costs in the allocation of purchase price under Emerging Issues Task Force 95-3, “Recognition of Liabilities in Connection With a Purchase Combination” in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the nine months ended February 28, 2007 for these reserves is summarized as follows:

	Balance as		Balance as of
	of May 31,	Utilization	February 28,
In thousands	2006	of reserve	2007

Severance costs	$191	$(42)	$149
Redundant lease costs	$1,539	$(348)	$1,191

The remaining severance payments will be completed during the fiscal year ending May 31, 2008. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.9 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of February 28, 2007.

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands	2007	2006	2007	2006

Net income	$126,600	$114,534	$394,347	$342,174
Change in unrealized gains/(losses) of available-for-sale securities, net of taxes	(2,087)	861	10,360	(5,653)

Total comprehensive income	$124,513	$115,395	$404,707	$336,521

As of February 28, 2007, the accumulated other comprehensive loss was $4.0 million, which was net of taxes of $2.1 million. As of May 31, 2006, the accumulated other comprehensive loss was $14.3 million, which was net of taxes of $7.8 million.
Note I: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2008
Bank of America, N.A.	$250 million	February 2008
PNC Bank, National Association	$150 million	February 2008
Wells Fargo Bank, National Association	$150 million	February 2008

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2007.
As of February 28, 2007, the Company also had standby letters of credit outstanding totaling $59.8 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2007 and December 2007. The letters of credit are secured by investments held in the Company’s corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2007.

Note I: Commitments and Contingencies – continued
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of February 28, 2007, the Company had outstanding commitments to purchase approximately $5.1 million of capital assets.
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
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, employment-related claims, and other matters.
In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed seventy-six licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in the prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.
On February 20, 2007, the Company resolved pending litigation related to Rapid Payroll through settlement agreements resulting in the dismissal of all but two remaining cases, one of which is pending in the California Superior Court, Los Angeles County, and one of which is pending in the United States Court of Appeals for the Ninth Circuit. The Company intends to vigorously defend the two remaining cases.
The Company has recorded a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2007 to account for settlements, increases in reserves, and incurred litigation expenditures. During the three months ended February 28, 2007, the Company increased its litigation reserve by $13.0 million to account for settlements and for anticipated costs relating to pending litigation matters. The Company’s reserve for all pending litigation totaled $13.2 million as of February 28, 2007, and is included in current liabilities on the Consolidated Balance Sheets.

Note I: Commitments and Contingencies – continued
In light of its reserve for all pending litigation matters, the Company’s management currently believes that resolution of outstanding litigation matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.
Note J: Supplemental Cash Flow Information
Income taxes paid were $162.0 million and $135.9 million for the nine months ended February 28, 2007 and 2006, respectively.
Note K: Related Party Transactions
During the three and nine months ended February 28, 2007, the Company purchased approximately $1.2 million and $2.0 million, respectively, of data processing equipment and software from EMC Corporation, compared with approximately $0.2 million and $2.7 million purchased in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us”) operating results for the three and nine months ended February 28, 2007 and February 28, 2006, and our financial condition as of February 28, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2007 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2006. Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in our filings with the Securities and Exchange Commission (“SEC”), including our most recent Form 10-K filed on July 21, 2006. Any of these factors could cause our actual results to differ materially from our anticipated results.

The forward-looking statements in this document are based upon facts and circumstances known to us at this time. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.
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
Our financial results for the three months ended February 28, 2007 as compared to the three months ended February 28, 2006 include the following:
•	Total revenue increased 13% to $485.3 million.

•	Payroll service revenue increased 8% to $345.4 million.

•	Human Resource Services revenue increased 25% to $102.2 million.

•	Net income increased 11% to $126.6 million.

•	Diluted earnings per share increased 10% to $0.33.
During the three months ended February 28, 2007, we recorded an expense charge of $13.0 million to increase our litigation reserve. Refer to Note I of the Notes to Consolidated Financial Statements for additional information on pending legal matters. On June 1, 2006, we adopted the new accounting standard related to stock-based compensation costs, and recognized $7.0 million of expense for the three months ended February 28, 2007.
In managing and evaluating the results of our day-to-day operations, we believe that operating income excluding certain items is an appropriate measure. We also use this measure in evaluating management’s performance in generating those results. Operating income excluding interest on funds held for clients, stock-based compensation costs, and the expense charge to increase the litigation reserve increased 18% to $155.3 million for the three months ended February 28, 2007. Further details are included in “Operating Income” under the “Results of Operations” section of this review.
Our financial performance during the three months ended February 28, 2007 was largely due to strong service revenue growth of 11% over the same period last year. This growth in service revenue was attributable to higher check volume growth, client base growth, price increases, and growth in the utilization of our ancillary services.
Our financial performance was positively impacted by the effects of increases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Funds rate was 5.25% as of February 28, 2007 compared with 4.50% as of February 28, 2006. For the three months ended February 28, 2007, our combined interest on funds held for clients and corporate investment income increased 38% and earned an average rate of return of 4.0%, compared with an average rate of return of 3.2% for the same period last year. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section of this review.
As of February 28, 2007, we maintained a strong financial position with cash and total corporate investments of $1.2 billion. Our primary source of cash is from our ongoing operations. Cash flow from operations was $532.2 million for the nine months ended February 28, 2007, as compared with $457.9 million for the nine months ended February 28, 2006. Historically, we have funded operations, capital expenditures, purchases of corporate investments, and dividend payments from our operating activities. It is anticipated that current cash and corporate investment balances of $647.8 million, along with projected operating cash flows, will support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and nine months ended February 28, 2007, and our financial position as of February 28, 2007, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Stock-based compensation costs
Effective June 1, 2006 (the “adoption date”), we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123(R)”), “Share-Based Payment.” This statement requires that all stock-based awards to employees, including grants of employee stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statement of Income over the requisite service period. We adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated. Comparisons between the results of operations for the three and nine months ended February 28, 2007 and the same periods last year are impacted by this method of adoption. Refer to Note B of the Notes to Consolidated Financial Statements for additional information regarding stock-based compensation arrangements.
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
The impacts to the results of operations for the three and nine months ended February 28, 2007 from recognition of stock-based compensation costs under SFAS No. 123(R) are as follows:

	For the three	For the nine
	months ended	months ended
In millions, except per share amounts	February 28, 2007	February 28, 2007

Operating expenses	$ 2.3	$ 6.4
Selling, general and administrative expenses	4.7	12.9

Total expenses	7.0	19.3

Income before income taxes	(7.0)	(19.3)
Income taxes	(2.0)	(5.6)

Net income	$ (5.0)	$(13.7)

Basic earnings per share	$(0.01)	$(0.04)
Diluted earnings per share	$(0.01)	$(0.04)

Net cash provided by financing activities	$ 4.1	$ 7.5

As of February 28, 2007, the total unrecognized compensation cost for all unvested stock-based awards was $66.5 million and is expected to be recognized over a weighted-average period of 2.9 years. The impact on future periods may change based on the issuance of additional stock-based awards as allowed under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated, effective October 12, 2005.
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
Upon adoption of SFAS No. 123(R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Previously, in our pro-forma disclosures under SFAS No. 123, we accounted for forfeitures as they occurred. Our assumptions for forfeitures were determined based on type of award and historical experience.
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
Outlook
Our current outlook for our results of operations for the full year ending May 31, 2007 is unchanged from the guidance provided in our Form 10-Q for the quarter ended August 31, 2006.
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
Purchases of property and equipment for fiscal 2007 are expected to be in the range of $70 million to $75 million. Fiscal 2007 depreciation expense is projected to be approximately $55 million, and we project amortization of intangible assets to be approximately $16 million.
Our projections are based on current economic and interest rate conditions continuing with no significant changes.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
$ in millions, except per share amounts	2007	2006	% Change	2007	2006	% Change

Revenue:
Payroll service revenue	$345.4	$320.0	8%	$1,012.9	$932.5	9%
Human Resource Services revenue	102.2	81.9	25%	289.5	232.8	24%

Total service revenue	447.6	401.9	11%	1,302.4	1,165.3	12%
Interest on funds held for clients	37.7	28.7	31%	97.2	68.8	41%

Total revenue	485.3	430.6	13%	1,399.6	1,234.1	13%

Combined operating and SG&A expenses	312.3	270.0	16%	857.9	752.1	14%

Operating income	173.0	160.6	8%	541.7	482.0	12%

As a % of total revenue	36%	37%		39%	39%

Investment income, net	10.5	6.4	65%	29.8	16.8	78%

Income before income taxes	183.5	167.0	10%	571.5	498.8	15%

As a % of total revenue	38%	39%		41%	40%

Income taxes	56.9	52.5	8%	177.2	156.6	13%

Net income	$126.6	$114.5	11%	$394.3	$342.2	15%

As a % of total revenue	26%	27%		28%	28%

Diluted earnings per share	$0.33	$0.30	10%	$1.03	$0.90	14%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2007	2006	2007	2006

Average investment balances:
Funds held for clients	$3,633.5	$3,399.6	$3,165.6	$2,958.5
Corporate investments	1,137.1	866.2	1,069.6	798.3

Total	$4,770.6	$4,265.8	$4,235.2	$3,756.8

Average interest rates earned:
Funds held for clients	4.1%	3.3%	4.0%	3.1%
Corporate investments	3.7%	2.9%	3.7%	2.7%
Combined funds held for clients and corporate investment portfolios	4.0%	3.2%	3.9%	3.0%

Net realized gains:
Funds held for clients	$0.5	$0.4	$1.3	$0.5
Corporate investments	0.1	0.1	0.2	0.1

Total	$0.6	$0.5	$1.5	$0.6

As of:	February 28,	May 31,
$ in millions	2007	2006

Net unrealized loss on available-for-sale securities	$ (6.1)	$ (22.0)

Federal Funds rate	5.25%	5.00%

Three-year “AAA” municipal securities yield	3.60%	3.65%

Total market value of available-for-sale securities	$4,452.3	$3,852.4

Average duration of available-for-sale securities in years (A)	2.5	2.0

Weighted-average yield-to-maturity of available-for-sale securities (A)	3.7%	3.0%

(A)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue: The increases in Payroll service revenue of 8% and 9% for the three and nine months ended February 28, 2007 from the same periods last year were attributable to higher check volume growth, client base growth, price increases, and growth in the utilization of our ancillary services.
As of February 28, 2007, 92% of all clients utilized our payroll tax administration services, compared with 91% as of February 28, 2006. We believe that the client utilization percentage of our payroll tax administration services is near maturity. Our employee payment services were utilized by 70% of all clients as of February 28, 2007, compared with 68% as of February 28, 2006. Approximately 95% of new clients purchase our payroll tax administration services and more than 75% of new clients purchase employee payment services.
Human Resource Services revenue increased 25% and 24% for the three and nine months ended February 28, 2007 to $102.2 million and $289.5 million, respectively. The growth was generated from the following: retirement services client base increased 15% to 43,000 clients; comprehensive human resource outsourcing services increased 30% to 350,000 client employees; and workers’ compensation insurance client base increased 16% to 59,000 clients. Additionally, the asset value of the retirement services client employees’ funds increased 24% to $7.6 billion.
For the three and nine months ended February 28, 2007, interest on funds held for clients increased 31% and 41%, respectively. The increases in interest on funds held for clients were due to higher average interest rates earned and higher average investment balances. The current effect of higher average interest rates is expected to diminish as there have been no increases to the Federal Funds rate since June 29, 2006. See the “Market Risk Factors” section of this review for further information related to the effects of changing interest rates.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three			For the nine
	months ended			months ended
	February 28,			February 28,
$ in millions	2007	2006	% Change	2007	2006	% Change

Compensation-related expenses, including stock-based compensation costs	$199.0	$175.1	14%	$553.1	$479.9	15%
Facilities expense	13.5	12.2	10%	39.3	35.6	10%
Depreciation of property and equipment	14.7	13.2	11%	42.3	38.1	11%
Amortization of intangible assets	4.7	3.7	29%	11.9	11.1	8%
Other expenses	80.4	65.8	22%	211.3	187.4	13%

Total operating and SG&A expenses	$312.3	$270.0	16%	$857.9	$752.1	14%

Stock-based compensation costs from the adoption of SFAS No. 123(R), included in compensation-related expenses, were $7.0 million and $19.3 million for the three and nine months ended February 28, 2007, respectively. During the three months ended February 28, 2007, we recorded an expense charge of $13.0 million to increase our litigation reserve which is included in other expenses. Refer to Note I of the Notes to Consolidated Financial Statements for additional information on pending legal matters.

Excluding stock-based compensation costs and the expense charge to increase the litigation reserve, total expense growth would have been 8% and 10% for the three and nine months ended February 28, 2007, respectively. The growth was a result of increases in personnel and other costs related to retaining clients, promoting new services, and creating more efficient systems for selling and servicing through new and enhanced technology.
As of February 28, 2007, we had approximately 11,500 employees compared with approximately 10,700 employees as of February 28, 2006.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: The increases in operating income for the three and nine months ended February 28, 2007, as compared with the same periods last year are attributable to the factors previously discussed. Operating income excluding interest on funds held for clients, stock-based compensation costs and the expense charge to increase the litigation reserve is as follows:

	For the three months			For the nine months
	ended February 28,			ended February 28,
In millions	2007	2006	% Change	2007	2006	% Change

Operating income	$173.0	$160.6	8%	$541.7	$482.0	12%
Excluding:
Interest on funds held for clients	(37.7)	(28.7)		(97.2)	(68.8)
Stock-based compensation costs	7.0	—		19.3	—
Expense charge to increase litigation reserve	13.0	—		13.0	—

Operating income, net of certain items	$155.3	$131.9	18%	$476.8	$413.2	15%

Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increases in investment income for the three and nine months ended February 28, 2007 as compared to the same periods last year are due to higher average interest rates earned and growth in average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 31.0% for both the three and nine months ended February 28, 2007 compared with 31.4% for both the respective prior year periods. The decrease in our effective tax rate is attributable to higher levels of tax-exempt income derived from municipal debt securities held in our funds held for clients and corporate investment portfolios, and a lower effective state income tax rate, partially offset by the nondeductible compensation related to incentive stock option grants.

Net income: The increases in net income for the three and nine months ended February 28, 2007, as compared with the three and nine months ended February 28, 2006 are attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
As of February 28, 2007, we had $1.2 billion in cash and total corporate investments. Current cash and corporate investments of $647.8 million and projected operating cash flows are expected to support our normal business operations, capital expenditures, and dividend payments for the foreseeable future.
We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
| |
JP Morgan Chase Bank, N.A.	$350 million	February 2008
Bank of America, N.A.	$250 million	February 2008
PNC Bank, National Association	$150 million	February 2008
Wells Fargo Bank, National Association	$150 million	February 2008

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the nine months ended February 28, 2007.
As of February 28, 2007, we had standby letters of credit outstanding totaling $59.8 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between May 2007 and December 2007. The letters of credit are secured by investments held in our corporate portfolio, including a $50.9 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2007.
We enter into various purchase commitments with vendors in the ordinary course of business. As of February 28, 2007, we had outstanding commitments to purchase approximately $5.1 million of capital assets.
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
Operating Cash Flow Activities

	For the nine months ended
	February 28,	February 28,
In millions	2007	2006

Net income	$394.3	$342.2
Non-cash adjustments to net income	92.7	64.8
Cash used by changes in operating assets and liabilities	45.2	50.9

Net cash provided by operating activities	$532.2	$457.9

The increase in our operating cash flows for the nine months ended February 28, 2007 reflects higher net income adjusted for non-cash items, and decreased cash from operating assets and liabilities. The increase in non-cash adjustments to net income is primarily attributable to stock-based compensation costs of $19.3 million for the nine months ended February 28, 2007, and the expense charge of $13.0 million to increase the litigation reserve. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of accounts receivable billing and collections and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended
	February 28,	February 28,
In millions	2007	2006

Net change in funds held for clients and corporate investment activities	$(330.4)	$(190.3)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(61.3)	(56.3)
Acquisition of businesses, net of cash acquired	(3.1)	(0.7)
Purchases of other assets	(18.2)	(3.4)

Net cash used in investing activities	$(413.0)	$(250.7)

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
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $43.2 million as of February 28, 2007 and $36.3 million as of May 31, 2006. Of these costs, $37.2 million and $29.4 million represent software being developed for internal use as of February 28, 2007 and May 31, 2006, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs.
We purchased approximately $2.0 million and $2.7 million of data processing equipment and software from EMC Corporation during the nine months ended February 28, 2007 and 2006, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”). Other assets increased for the nine months ended February 28, 2007 mainly due to the termination of our client-servicing arrangement with New England Business Services, Inc. and the purchasing of the right to service the related clients.
Financing Cash Flow Activities

	For the nine months ended
	February 28,	February 28,
In millions, except per share amounts	2007	2006

Dividends paid	$(221.1)	$(170.7)
Proceeds from exercise of stock options	37.8	21.6
Excess tax benefit related to exercise of stock options	7.5	—

Net cash used in financing activities	$(175.8)	$(149.1)

Cash dividends per common share	$0.58	$0.45

Dividends paid: During the nine months ended February 28, 2007, our Board declared quarterly dividends aggregating $0.58 per share. The most recent quarterly dividend of $0.21 per share was paid February 15, 2007 to stockholders of record as of February 1, 2007. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from the exercise of stock options is due to an increase in the number of shares exercised from 1.1 million shares during the nine months ended February 28, 2006 to 1.6 million shares during the nine months ended February 28, 2007. We recognized an excess tax benefit related to the exercise of stock options of $7.5 million for the nine months ended February 28, 2007 that is reflected in cash flows from financing activities in accordance with SFAS
No. 123(R), as adopted on June 1, 2006. For the nine months ended February 28, 2006, we recognized a total tax benefit related to the exercise of stock options of $7.5 million which was reflected in cash flows from operating activities.

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
During the nine months ended February 28, 2007, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.9% compared with 3.0% for the same period last year. While interest rates were rising, the full benefit of higher interest rates was not immediately reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2007 had an average duration of 2.5 years excluding the impact of VRDNs and auction rate securities tied to short-term interest rates, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.
The cost and market value of available-for-sale securities that had stated maturities as of February 28, 2007, are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2007
In millions	Cost	Market value

Maturity date:
Due in one year or less	$560.5	$558.9
Due after one year through three years	554.3	549.5
Due after three years through five years	600.5	599.9
Due after five years	2,736.0	2,736.9

Total available-for-sale securities with stated maturities	$4,451.3	$4,445.2

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.

The following table summarizes recent changes in the Federal Funds rate:

		Fiscal year	Fiscal year
	Fiscal year	ended	ended
	2007	May 31,	May 31,
	year-to-date	2006	2005

Federal Funds rate – beginning of period	5.00%	3.00%	1.00%
Rate increase:
First quarter	0.25%	0.50%	0.50%
Second quarter	—	0.50%	0.50%
Third quarter	—	0.50%	0.50%
Fourth quarter	NA	0.50%	0.50%

Federal Funds rate – end of period	5.25%	5.00%	3.00%

Three-year “AAA” municipal securities yield – end of period	3.60%	3.65%	2.85%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.5 billion for the full year ending May 31, 2007. Our normal and anticipated allocation is approximately 60% invested in short-term and available-for-sale securities with an average duration of 35 days and 40% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) would be approximately $5.0 million to $5.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $6.1 million as of February 28, 2007, compared with a net unrealized loss of $22.0 million as of May 31, 2006. The change resulted from decreases in long-term market interest rates. During the nine months ended February 28, 2007, the net unrealized loss position ranged from $29.5 million to $1.1 million. Our total investment portfolio reflected a net unrealized loss position of approximately $5.5 million as of March 23, 2007.
As of February 28, 2007 and May 31, 2006, we had $4.5 billion and $3.9 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities which are tied to short-term interest rates, the weighted-average yield-to-maturity was 3.7% and 3.0% as of February 28, 2007 and May 31, 2006, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our available-for-sale securities as of February 28, 2007 would be approximately $12.0 million.

Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical increase or decrease in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
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
There have been no material changes in these aforementioned critical accounting policies during the period covered by this report, other than as required by adoption of new accounting pronouncements.
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
Under SFAS No. 123(R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change, with the final adjustment at the end of the requisite service period to equal actual forfeitures.
The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any change in one or more of these assumptions could have a material impact on the estimated fair value of an award and on stock-based compensation costs recognized in our results of operations.
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
NEW ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarified the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of June 1, 2007, as required. We have not yet determined the effect, if any, the adoption of FIN 48 will have on our results of operations or financial position.
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006 and we implemented its guidance beginning in the second quarter of fiscal 2007 relative to our limited partner investments in low-income housing projects. The adoption of this FSP did not have a material effect on our results of operations or financial position.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans.” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit post-retirement plan and to recognize changes in the funded status in the year of change through comprehensive income. The statement is effective as of the end of the fiscal year ending after December 15, 2006. We currently do not have any benefit plans subject to this new statement and, therefore, expect no impact on our results of operations or financial position.
In October 2006, the FASB issued FSPs related to SFAS No. 123(R) as follows:
•	FAS 123(R)-5, “Amendment of FASB Staff Position 123(R)-1;” and

•	FAS 123(R)-6, “Technical Corrections of FASB Statement No. 123(R).”
Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for us was the three months ended February 28, 2007. The adoption of these FSPs did not have a material effect on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently do not expect this statement to have a material effect on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Factors” under Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. Controls and Procedures
Disclosure Controls and Procedures and Internal Control Over Financial Reporting: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAYCHEX, INC.
Date: March 28, 2007	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: March 28, 2007	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary