Form 10-K
period 2007-05-31
PAYCHEX INC
filed 2007-07-20
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

Commission file number 0-11330

Paychex, Inc.

911 Panorama Trail South
Rochester, New York 14625-2396
(585) 385-6666
A Delaware Corporation

IRS Employer Identification Number: 16-1124166

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 Par Value
Name of exchange on which registered:	The NASDAQ Global Select Market

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

As of November 30, 2006, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $13,480,898,968, based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2007, 382,202,583 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 3, 2007, to the extent not set forth herein, are incorporated herein by reference thereto into Part III, Items 10 through 14, inclusive.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits and Financial Statement Schedules
EX-10(j) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Unit Award Agreement
EX-10(m) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement for Directors
EX-10(u) Paychex, Inc. Officer Performance Incentive Program for the year ending May 31, 2008
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-24.1 Power of Attorney
EX-31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” or the “Company”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings per share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K (“Form 10-K”):

•	General market and economic conditions, including, among others, changes in United States (“U.S.”) employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the market value and the credit rating of securities held by us;

•	Changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	Changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, state unemployment, and section 125 plans;

•	Changes in our Professional Employer Organization (“PEO”) direct costs, including, but not limited to, workers’ compensation rates and underlying claims trends;

•	The possibility of failure to keep pace with technological changes and provide timely enhancements to services and products;

•	The possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	The possibility of third-party service providers failing to perform their functions;

•	The possibility of penalties and losses resulting from errors and omissions in performing services;

•	The possible inability of our clients to meet their payroll obligations;

•	The possible failure of internal controls or our inability to implement business processing improvements; and

•	Potentially unfavorable outcomes related to pending legal matters.

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

We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the U.S. As of May 31, 2007, we serviced approximately 561,000 clients and had approximately 11,700 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

As of May 31, 2007, we also serviced approximately 900 clients in Germany through offices in Hamburg, Berlin, Munich, and Dusseldorf.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	Providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services.

•	Delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S. and in Germany.

•	Growing our client base, primarily through the efforts of our direct sales force.

•	Continually improving client service and maximizing client retention.

•	Capitalizing on the growth opportunities within our current client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products.

•	Capitalizing on and leveraging our highly developed technological and operating infrastructure.

•	Supplementing our growth through strategic acquisition or expansion of service offerings when appropriate opportunities arise.

Market Opportunities

The outsourcing of business processes continues to be a trend within the U.S. Outsourcing of the payroll and human resource functions allows small- to medium-sized businesses to minimize the administrative burden and compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are better able to efficiently meet their compliance requirements and administrative burdens while, at the same time, providing competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that we have built, along with the broad portfolio of ancillary services and products we offer our clients, have enabled us to capitalize on the outsourcing popularity.

We believe there are approximately 7.6 million employers in the geographic markets that we currently serve within the U.S. Of those employers, 99% have fewer than 100 employees and are our primary customers and target market. Based on publicly available industry data, we estimate that all payroll processors combined serve between 15% to 20% of the potential businesses in the target market, with much of the unpenetrated market being composed of businesses with ten or fewer employees. We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in this market segment.

Clients

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. As of May 31, 2007, we serviced approximately 561,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the year ended May 31, 2007 (“fiscal 2007”), client retention was at a record level of slightly more than 80% of our beginning client base. The most significant factor contributing to client losses is companies going out of business. No single client has a material impact on total service revenue or results of operations.

The composition of the market and the client base we serve (in the U.S.) by employee size is as follows:

Business size	Estimated market distribution	Paychex, Inc. distribution
(Number of employees)	(7.6 million businesses in Paychex areas served)	of client base

1-4	73%	39%
5-19	20%	42%
20-49	5%	13%
50-99	1%	4%
100+	1%	2%

Services and Products

We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. These include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services;

•	regulatory compliance services (new-hire reporting and garnishment processing);

•	comprehensive human resource outsourcing services;

•	retirement services administration;

•	workers’ compensation insurance services;

•	health and benefits services;

•	employee benefits administration;

•	time and attendance solutions; and

•	other human resource services and products.

By offering ancillary services that leverage the information gathered in the base payroll processing service, we are able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. We mainly earn our revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, utilization of ancillary services, and checks or transactions per client per pay period.

Payroll Processing

Payroll processing is the foundation of our service portfolio. Our payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; and the preparation of federal, state, and local payroll tax returns. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed. Our payroll services are provided through either our Core Payroll or Major Market Services (“MMS”).

Core Payroll clients may communicate their payroll information, including hours worked by each employee and any personnel or compensation changes, by telephone, fax, use of the Paychex Paylink® software, or the Internet. Each client is assigned a payroll specialist who is trained extensively and continuously in all facets of payroll preparation and applicable tax regulations. Clients receive payroll checks and reports from either a delivery service, the U.S. Postal Service, or by picking them up at one of our local branches.

We also offer Core Payroll services to our clients and their accountants through Paychex Online. This secure Internet site offers clients a suite of interactive, self-service services and products twenty-four hours a day, seven days a week. These include Paychex Online Payrollsm, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Clients can communicate payroll information through the Internet Time Sheet or use the

Online Payroll service, and can access current and historical payroll information using Paychex Online Reports. The General Ledger Reporting Service transfers payroll information calculated by us to the clients’ general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Approximately 257,000 clients are currently utilizing some form of Paychex Online service.

MMS primarily targets companies that have more complex payroll and benefits needs or have outgrown our Core Payroll service. We currently offer this service in all of our significant markets. Approximately one-third of new MMS clients are conversions from our Core Payroll service.

Most MMS clients communicate their payroll information to us using our Preview® software. Preview provides clients with in-house control of payroll and human resource information because the software and the payroll and human resource database reside on the clients’ personal computer or personal computer network. Clients can produce reports and checks at their convenience. We handle the software maintenance and provide the client ancillary services and products as requested. Our Internet-based human resource management system, HR Online, provides an interface for our MMS clients to Preview. HR Online is a tool for managing payroll, reports, and employee records and benefits.

Ancillary Services and Products

We provide our clients with a portfolio of ancillary services and products that have been developed and refined over many years. Ancillary services and products provide us with additional recurring revenue streams and increased service efficiencies as these services and products are integrated with our payroll processing services. We offer the following ancillary services and products:

Payroll Tax Administration Services:  As of May 31, 2007, 93% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). Nearly all of our new clients purchase our payroll tax administration services. We believe that the client utilization percentage of these services is near maturity. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle all regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. Clients utilizing the payroll tax administration services are charged a base fee and a fee per transaction for each period that payroll is processed. In addition to fees paid by clients, we earn interest on client funds that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies.

Employee Payment Services:  As of May 31, 2007, 71% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, Paychex Access Visa® Card, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. More than 80% of new clients select some form of employee payment services. For the first three methods, we electronically collect net payroll from the clients’ bank account, typically one day before payday, and provide payment to the employee on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by clients, we earn interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.

The payroll tax administration services and employee payment services are integrated with our payroll processing service. Interest earned on funds held for clients is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services.

Regulatory Compliance Services:  We offer new-hire reporting services, which enable clients to comply with federal and state requirements to report information on newly hired employees, to aid the government in enforcing child support orders, and to minimize fraudulent unemployment and workers’ compensation insurance claims. Our garnishment processing service provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligations to fulfillment. These services enable employers to comply with legal requirements and reduce the risk of penalties.

Comprehensive Human Resource Outsourcing Services:  Paychex Premiersm Human Resource Services (“Paychex Premier”) provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. Paychex Premier offers businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO provides businesses with primarily the same services as Paychex Premier, except we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. Our PEO service is available primarily for clients domiciled in select U.S. states where the utilization of PEOs is more prevalent. We offer our PEO service through our subsidiary, Paychex Business Solutions, Inc. For these two services, the client pays a fee per employee per processing period. As of May 31, 2007, our comprehensive human resource outsourcing serviced approximately 373,000 client employees.

Retirement Services Administration:  Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. Retirement services were utilized by approximately 44,000 clients as of May 31, 2007. This demonstrates the continuing interest of small- to medium-sized businesses in providing retirement savings benefits to their employees. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. Clients utilizing this service are charged a one-time set up fee, a monthly recurring fee, and a fee per employee. The asset value of client employee 401(k) funds externally managed totaled approximately $8.5 billion as of May 31, 2007. We earn a fee approximating forty basis points from the external managers based on the total asset value of client employee 401(k) funds.

Workers’ Compensation Insurance Services:  Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. We provide workers’ compensation insurance services through our licensed insurance agency, acting as general agent to provide insurance through a variety of insurance carriers who are underwriters. Our Workers’ Compensation Payment Service uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. Our Workers’ Compensation Report Service provides our clients with comprehensive information to allow them to better manage workers’ compensation insurance costs. As of May 31, 2007, approximately 62,000 clients utilized our workers’ compensation insurance services.

Health and Benefits Services:  We offer health and benefits services through our licensed insurance agency, acting as general agent to provide insurance through a variety of carriers who are underwriters. Our services include shopping for the best plans, providing comparisons of national and regional insurers to match features and affordability to the client’s needs, informing and enrolling employees, tracking additions and terminations, calculating and initiating payroll deductions, communicating with the insurance carrier, and assisting with renewal of policies. These services simplify the insurance process while allowing access to group rates, which allow our clients to offer valuable benefits to their employees at an affordable cost.

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

Other Human Resource Services and Products:  Group and individual health benefits are offered in select geographic areas, as are state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource Services products include employee handbooks, management manuals, and personnel and required regulatory forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Sales and Marketing

We market our services primarily through our direct sales force based in the metropolitan markets we serve. Our sales representatives specialize in Core Payroll, MMS, or Human Resource Services. For our year ending May 31, 2008, our sales force is expected to total approximately 2,220 with 1,245 for Core Payroll (including international), 260 for MMS payroll, and 715 for various Human Resource Services. The Human Resource Services sales force includes 320 human resources and retirement services sales representatives, 205 Paychex Premier and PEO sales representatives, 60 licensed agents selling workers’ compensation insurance, 95 licensed agents selling health and benefits services, and 35 time and attendance solution sales representatives. Growth in the direct sales force results from the offering of new services and products, particularly as it relates to licensed agents for health and benefits.

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately two-thirds of our new clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program. This program includes our Core Payroll, MMS, and retirement services.

Our website at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in more geographically remote areas. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We have grown and expect to continue to grow our direct sales force. In recent years, we have increased our emphasis on the selling of ancillary services and products to both new clients and our existing client base.

In addition, Advantage Payroll Services Inc. (“Advantage”), a wholly owned subsidiary of Paychex, Inc., has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. The marketing and selling by the Associates is conducted under their own logos.

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

Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, breadth of service and product offering, and price. We believe we are competitive in each of these areas.

Software Maintenance and Development

The ever-changing mandates of federal, state, and local tax and regulatory agencies require us to regularly update the proprietary software we utilize to provide Payroll and Human Resource Services to our clients. We are continually engaged in developing enhancements to and maintenance of our various software platforms to meet the changing requirements of our clients and the marketplace.

Employees

As of May 31, 2007, we employed approximately 11,700 people. None of our employees were covered by collective bargaining agreements.

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

Other

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of our Annual Report to Stockholders and

Proxy Statement, to be issued in connection with our 2007 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our business and reputation may be affected by our ability to keep clients’ information confidential:  Our business involves the use of significant amounts of private and confidential client information including employees’ identification numbers, bank accounts, and retirement account information. This information is critical to the accurate and timely provision of services to our clients, and certain information may be transmitted via the Internet. There is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. Such events may expose us to unexpected liability, litigation, regulation investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

Our services may be adversely impacted by changes in government regulations and policies:  Many of our services, particularly payroll tax administration services and employee benefit plan administration services, are designed according to government regulations that continue to change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. Failure by us to modify our services in a timely fashion in response to regulatory changes could have a material adverse effect on our business and results of operations.

We may be adversely impacted by any failure of third-party service providers to perform their functions:  As part of providing services to clients, we rely on a number of third-party service providers. These providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

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

We may not be able to keep pace with changes in technology:  To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

We may not realize the anticipated benefits from acquisitions:  From time to time we acquire other companies. The effective integration of acquired companies may be difficult to achieve. It is also possible that we may not realize any or all expected benefits from acquisitions or achieve benefits from acquisitions in a timely manner. In addition, we may incur significant costs and management’s time and attention may be diverted from other parts of our business in connection with the integration of acquisitions. Failure to effectively integrate future acquisitions could have a material adverse effect on our results of operations. We currently have no definitive agreements with respect to any material prospective acquisition.

We may have an adverse outcome of legal matters, which could harm our business:  We are subject to various claims and legal matters that arise in the normal course of business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters. As of May 31, 2007, we have a reserve of $32.5 million for pending litigation. See Item 3 of this Form 10-K for additional disclosure. In light of the litigation reserve recorded, our management currently believes that resolution of outstanding legal matters will not have a material adverse effect on our financial position or results of our operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse effect on our financial position and results of operations in the period in which any such effect is recorded.

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

We may be exposed to additional risks related to our co-employment relationship within our PEO business:  Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship. As a result, there is a possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with the clients provide that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any of the state or federal laws.

We may be exposed to additional risks related to foreign operations as a result of our business in Germany:  As of May 31, 2007, we serviced approximately 900 clients in Germany. As a result, our business is subject to political and economic instability unrelated to our operations in the U.S. Additionally, our business in Germany exposes us to currency fluctuations, and we must operate under legal and tax regulations that differ from those of the U.S. We do not currently hedge our foreign currency transactions due to the relatively insignificant amounts. Our entry into foreign operations requires a significant investment and management’s attention. There can be no assurance that our investment in Germany will produce expected levels of revenue or that other factors noted previously will not harm our business.

Quantitative and qualitative disclosures about market risk:  Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2007:

Square feet

Owned facilities:
Rochester, New York*	668,000
Other U.S. locations	103,000

Total owned facilities	771,000

Leased facilities:
Rochester, New York	116,000
Other U.S. locations	2,260,000
Germany	1,500

Total leased facilities	2,377,500

*	Includes the 140,000-square-foot building complex of our corporate headquarters located at 911 Panorama Trail South, Rochester, New York 14625.

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

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in the prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with our indemnification agreements with our senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. A decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California with respect to the Company’s dispute with one of the remaining two licensees. That licensee is currently appealing the case. A verdict was issued on June 27, 2007 in litigation brought by the other remaining licensee. In that case, the California Superior Court, Los Angeles

County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company will seek to have the verdict reduced or reversed through post-trial motions and, if necessary, an appeal.

We have recorded a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2007 to account for settlements, increases in reserves, and incurred litigation expenditures. During fiscal 2007, we increased the litigation reserve by $38.0 million to account for settlements and for anticipated costs relating to pending litigation matters. Our reserve for all pending litigation totaled $32.5 million as of May 31, 2007, and is included in current liabilities on the Consolidated Balance Sheets.

In light of the reserve for all pending litigation matters, our management currently believes that resolution of outstanding legal matters will not have a material adverse effect on our financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and the results of operations in the period in which any such effect is recorded.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of the Board of Directors.

As of June 30, 2007, there were 17,268 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 9,134 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,490 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on The NASDAQ Global Select Market and dividends for fiscal 2007 and for the year ended May 31, 2006 (“fiscal 2006”) are as follows:

	Fiscal 2007			Fiscal 2006
			Cash			Cash
			dividends			dividends
	Sales prices		declared per	Sales prices		declared per
	High	Low	share	High	Low	share

First quarter	$39.89	$32.98	$0.16	$35.37	$28.60	$0.13
Second quarter	$40.57	$34.65	$0.21	$43.37	$32.37	$0.16
Third quarter	$42.50	$38.66	$0.21	$43.20	$35.52	$0.16
Fourth quarter	$41.10	$36.08	$0.21	$42.37	$36.11	$0.16

The closing price of our common stock as of May 31, 2007, as reported on The NASDAQ Global Select Market, was $40.40 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2002, in Paychex, Inc. common stock, the S&P Data Processing and Outsourced Services (the “S&P S(DP)”) Index, and the S&P 500 Index. The S&P S(DP) Index includes a representative peer group of companies, and includes Paychex, Inc. Since September 1998, we have been a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. All comparisons of stock price performance shown assume reinvestment of dividends.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2002	2003	2004	2005	2006	2007

Paychex, Inc.	100.00	89.51	111.46	87.25	112.70	126.63
S&P 500	100.00	91.94	108.79	117.75	127.92	157.08
S&P S(DP)	100.00	79.55	87.82	85.78	99.05	120.23

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2007 (A)	2006	2005	2004 (B)	2003

Service revenue	$1,752,868	$1,573,797	$1,384,674	$1,240,093	$1,046,029
Interest on funds held for clients	134,096	100,799	60,469	54,254	53,050

Total revenue	$1,886,964	$1,674,596	$1,445,143	$1,294,347	$1,099,079
Operating income	$701,548	$649,571	$533,775	$433,315	$401,041
As a % of total revenue	37%	39%	37%	33%	36%
Net income	$515,447	$464,914	$368,849	$302,950	$293,452
As a % of total revenue	27%	28%	26%	23%	27%
Diluted earnings per share	$1.35	$1.22	$0.97	$0.80	$0.78
Cash dividends per common share	$0.79	$0.61	$0.51	$0.47	$0.44
Purchases of property and equipment	$79,020	$81,143	$70,686	$50,562	$60,212
Total assets	$6,246,519	$5,549,302	$4,617,418	$3,950,203	$3,690,783
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,952,248	$1,654,843	$1,385,676	$1,199,973	$1,077,371
Return on stockholders’ equity	28%	30%	28%	28%	29%

(A)	Includes $25.7 million of stock-based compensation costs and an expense charge of $38.0 million to increase the litigation reserve.

(B)	Includes an expense charge of $35.8 million to increase the litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2007 (“fiscal 2007”), May 31, 2006 (“fiscal 2006”), and May 31, 2005 (“fiscal 2005”), and our financial condition as of May 31, 2007. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs.

Our Payroll services are provided through either our Core Payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefits needs, and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	other payroll-related services including regulatory compliance (new-hire reporting and garnishment processing).

Our Human Resource Services primarily include:

•	comprehensive human resource outsourcing services, which include Paychex PremierSM Human Resources (“Paychex Premier”) and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	workers’ compensation insurance services;

•	health and benefits services;

•	time and attendance solutions; and

•	other human resource services and products.

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

Fiscal 2007 was our seventeenth consecutive year of record total revenue, net income, and diluted earnings per share. Our financial results for fiscal 2007 included the following highlights:

•	Total revenue increased 13% to $1.9 billion.

•	Payroll service revenue increased 9% to $1.4 billion.

•	Human Resource Services revenue increased 22% to $396.2 million.

•	Net income and diluted earnings per share increased 11% to $515.4 million and $1.35 per share, respectively.

•	Cash flow from operations increased 11% to $631.2 million.

•	Dividends of $301.3 million were paid to stockholders, representing 58% of net income.

During fiscal 2007, we recorded an expense charge of $38.0 million to increase our litigation reserve, which reduced earnings per share by approximately $0.06 per share. Disputes involving Rapid Payroll, Inc. (“Rapid Payroll”), a wholly owned subsidiary of Paychex, Inc., arose in August 2001. These disputes resulted in litigation, as has been previously disclosed. At the present time, we have fully resolved our licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. A decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California with respect to our dispute with one of the remaining two licensees. That licensee is currently appealing the case. A verdict was issued on June 27, 2007 in litigation brought by the other remaining licensee. In that case, a California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. Refer to Note L of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on pending legal matters.

On June 1, 2006, we adopted the new accounting standard for stock-based compensation and recognized $25.7 million of related expense for fiscal 2007. Refer to the “Stock-Based Compensation Costs” section following this “Overview” section for additional information on stock-based compensation plans.

In managing and evaluating the results of our day-to-day operations, we believe that operating income excluding certain items is an appropriate measure. We also use this measure in evaluating management’s performance in generating those results. Operating income increased 8% to $701.5 million for fiscal 2007. Operating income excluding interest on funds held for clients, stock-based compensation costs, and the expense charge to increase the litigation reserve increased 15% to $631.1 million for fiscal 2007. Refer to the reconciliation of operating income to operating income excluding certain items included in “Operating Income” under the “Results of Operations” section of this review.

Our financial performance for fiscal 2007 was largely due to strong service revenue growth of 11% over the prior fiscal year. This growth in service revenue was attributable to client base growth, higher check volume, price increases, and growth in the utilization of our ancillary services.

Our financial performance was also positively impacted by the effects of increases in interest rates earned on funds held for clients and corporate investment portfolios. Our combined interest on funds held for clients and corporate investment income increased 40% for fiscal 2007 and earned an average rate of return of 4.0%, an increase from 3.2% for fiscal 2006 and 2.2% for fiscal 2005. The Federal Funds rate was raised 25 basis points in fiscal 2007 and was 5.25% as of May 31, 2007. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.

We continue to make investments in our business as part of our growth strategy. Some of these investments include the following:

Growing the client base and increasing utilization of ancillary services:  Our client base increased to approximately 561,000 clients as of May 31, 2007. This compares with approximately 543,000 clients as of May 31, 2006, and approximately 522,000 clients as of May 31, 2005. Client growth was approximately 3.4% for fiscal 2007, compared with approximately 4.0% for fiscal 2006 and approximately 3.5% for fiscal 2005.

We have continued to invest in our direct sales force, as we believe there is opportunity for growth within our target market of small- to medium-sized businesses. The following table summarizes the approximate composition of our direct sales force:

	Expected
Year ended May 31,	2008	Change	2007	Change	2006	Change

Core Payroll (including international)	1,245	5%	1,190	7%	1,115	6%
MMS	260	16%	225	15%	195	15%
Human resource/retirement services	320	12%	285	19%	240	9%
Paychex Premier and PEO	205	8%	190	19%	160	14%
Licensed agents for workers’ compensation	60	9%	55	22%	45	29%
Licensed agents for health and benefits	95	73%	55	120%	25	67%
Time and attendance solutions	35	—	35	40%	25	25%

Total sales representatives	2,220	9%	2,035	13%	1,805	9%

We believe there are opportunities for growth within our current client base, as well as with new clients, through increased penetration of our payroll and human resource ancillary services and products. Ancillary services effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. The following statistics demonstrate the growth in our ancillary service offerings:

As of May 31,	2007	2006	2005

Payroll tax administration services penetration	93%	92%	90%
Employee payment services penetration	71%	68%	65%
Retirement services clients	44,000	38,000	33,000
Comprehensive human resource outsourcing services client employees served	373,000	295,000	225,000
Workers’ compensation insurance clients	62,000	52,000	44,000

Service and product initiatives:  During fiscal 2007, we made investments to broaden our portfolio of services and products and:

•	Enhanced our 401(k) recordkeeping service, allowing for greater flexibility in investment options. In addition, a Roth 401(k) investment option was introduced as part of our retirement services offering.

•	Continued with the expansion of our health insurance services nationwide, simplifying the process for our clients in obtaining coverage through our network of national and regional insurers.

•	Expanded our HR Online product and introduced our Paychex Premier service to MMS clients, both of which allow us to better serve these clients.

•	Expanded our employee benefit administration service offerings with the introduction of COBRA administration services and state continuation services, which meet federal and state mandates for temporary continuation of health care coverage for employees and their families.

Business acquisitions:  We may supplement our growth from time to time through strategic acquisitions when opportunities arise. We currently have no definitive agreements with respect to any material prospective acquisition.

Focus on customer service:  We have always focused on customer service and the maximization of client retention. For fiscal 2007, customer survey results were at an all-time high, and client retention was at a record level of slightly more than 80% of our beginning client base.

Financial position:  As of May 31, 2007, we maintained a strong financial position with cash and total corporate investments of $1.2 billion. Our primary source of cash is our ongoing operations. Cash flow from operations increased 11% to $631.2 million for fiscal 2007. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and current corporate investment balances of $591.1 million as of May 31, 2007, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2007, 2006, and 2005, and our financial position as of May 31, 2007, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Stock-Based Compensation Costs

Effective June 1, 2006 (the “adoption date”), we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payment.” This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statements of Income over the requisite service period. We adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated. Comparisons between the results of operations for fiscal 2007 and fiscal 2006 are impacted by this method of adoption. Refer to Note B of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information regarding stock-based compensation arrangements.

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

The impacts to the results of operations from recognition of stock-based compensation costs under SFAS No. 123 (R) are as follows:

Year ended
In millions, except per share amounts	May 31, 2007

Operating expenses	$8.3
Selling, general and administrative expenses	17.4

Total expenses	25.7

Income before income taxes	(25.7)
Income taxes	(7.6)

Net income	$(18.1)

Basic earnings per share	$(0.05)
Diluted earnings per share	$(0.05)
Excess tax benefit related to exercise of stock options reflected in cash flows from financing activities	$9.7

As of May 31, 2007, the total unrecognized compensation cost for all unvested stock-based awards was $60.7 million and is expected to be recognized over a weighted-average period of 2.7 years. The impact on future periods may change based on the issuance of additional stock-based awards as allowed under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.

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

As part of the adoption of SFAS No. 123 (R), we did an in-depth review of all of our assumptions used in calculating the fair value under a Black-Scholes option pricing model. For grants subsequent to the adoption date, we calculated the estimated volatility factor based on a combination of historical volatility using weekly stock prices and implied market volatility. We incorporated implied volatility as it is generally more reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. Prior to the adoption date, we used historical volatility based on monthly stock prices. The expected option life of our stock option grants is determined from historical exercise behavior.

Upon adoption of SFAS No. 123 (R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Previously, in our pro-forma disclosures under SFAS No. 123, we accounted for forfeitures as they occurred. Our assumptions for forfeitures were determined based on type of award and historical experience.

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

Outlook

Our current outlook for the fiscal year ending May 31, 2008 (“fiscal 2008”) is based upon current economic and interest rate conditions continuing with no significant changes. Projected revenue and net income growth is as follows:

Payroll service revenue	9%	—	10%
Human Resource Services revenue	20%	—	23%
Total service revenue	11%	—	13%
Interest on funds held for clients	6%	—	9%
Total revenue	11%	—	13%
Corporate investment income	20%	—	25%
Net income	18%	—	20%

The effective income tax rate is expected to be approximately 31.5%. Purchases of property and equipment in fiscal 2008 are expected to be in the range of $80 million to $85 million. Fiscal 2008 depreciation expense is projected to be approximately $65 million, and we project amortization of intangible assets for fiscal 2008 to be approximately $17 million. We estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at the beginning of fiscal 2008 would be in the range of $5.0 million to $5.5 million for fiscal 2008.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2007	Change	2006	Change	2005

Revenue:
Payroll service revenue	$1,356.6	9%	$1,248.9	10%	$1,133.5
Human Resource Services revenue	396.2	22%	324.9	29%	251.2

Total service revenue	1,752.8	11%	1,573.8	14%	1,384.7
Interest on funds held for clients	134.1	33%	100.8	67%	60.4

Total revenue	1,886.9	13%	1,674.6	16%	1,445.1
Combined operating and SG&A expenses	1,185.4	16%	1,025.0	12%	911.3

Operating income	701.5	8%	649.6	22%	533.8
As a % of total revenue	37%		39%		37%
Investment income, net	41.7	66%	25.2	103%	12.4

Income before income taxes	743.2	10%	674.8	24%	546.2
As a % of total revenue	39%		40%		38%
Income taxes	227.8	9%	209.9	18%	177.4

Net income	$515.4	11%	$464.9	26%	$368.8

As a % of total revenue	27%		28%		26%
Diluted earnings per share	$1.35	11%	$1.22	26%	$0.97

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2007	2006	2005

Average investment balances:
Funds held for clients	$3,275.9	$3,080.3	$2,759.7
Corporate investments	1,109.5	840.3	599.5

Total	$4,385.4	$3,920.6	$3,359.2

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	4.0%	3.2%	2.2%
Corporate investments	3.7%	2.9%	2.1%
Combined funds held for clients and corporate investments	4.0%	3.2%	2.2%

Net realized gains/(losses):
Funds held for clients	$1.7	$0.9	$0.3
Corporate investments	0.4	0.1	(0.1)

Total	$2.1	$1.0	$0.2

As of May 31,
$ in millions	2007	2006	2005

Net unrealized losses on available-for-sale securities (A)	$(14.9)	$(22.0)	$(9.9)
Federal Funds rate	5.25%	5.00%	3.00%
Three-year “AAA” municipal securities yield	3.71%	3.65%	2.85%
Total market value of available-for-sale securities	$4,975.5	$3,852.4	$3,567.2
Average duration of available-for-sale securities in years (B)	2.5	2.0	2.1
Weighted-average yield-to-maturity of available-for-sale securities (B)	3.7%	3.0%	2.6%

(A)	The net unrealized loss position of our investment portfolios was approximately $19.2 million as of July 13, 2007.

(B)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue:  Payroll service revenue increased 9% for fiscal 2007 and 10% for fiscal 2006 to $1.4 billion and $1.2 billion, respectively. The increases in Payroll service revenue were primarily attributable to client base growth, higher check volume, price increases, and growth in utilization of our ancillary payroll services.

As of May 31, 2007, 93% of all clients utilized our payroll tax administration services, compared with 92% as of May 31, 2006 and 90% as of May 31, 2005. We believe our client utilization percentage of these services is near maturity. Our employee payment services were utilized by 71% of our clients as of May 31, 2007, compared with 68% as of May 31, 2006 and 65% as of May 31, 2005. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.

Human Resource Services revenue increased 22% for fiscal 2007 and 29% for fiscal 2006 to $396.2 million and $324.9 million, respectively. Revenue from time and attendance products, included in Human Resource Services, increased 15% for fiscal 2007 and 144% for fiscal 2006 to $17.2 million and $15.0 million, respectively. Additionally, growth was generated from the following:

•	Retirement services client base increased 16% to 44,000 clients for fiscal 2007 and 15% to 38,000 clients for fiscal 2006;

•	Comprehensive human resource outsourcing services client employees increased 26% to 373,000 client employees served for fiscal 2007 and 31% to 295,000 client employees served for fiscal 2006;

•	Workers’ compensation insurance client base increased 19% to 62,000 clients for fiscal 2007 and 18% to 52,000 clients for fiscal 2006;

•	The asset value of the retirement services client employees’ funds increased 34% to $8.5 billion for fiscal 2007 and 25% to $6.3 billion for fiscal 2006.

The increase in interest on funds held for clients for fiscal 2007 compared to fiscal 2006, and for fiscal 2006 compared to fiscal 2005 was the result of higher average interest rates earned and higher average portfolio balances. The higher average portfolio balances in both fiscal 2007 and fiscal 2006 were driven by client base growth, wage inflation, check volume growth within our current client base, and increased utilization of our payroll tax administration services and employee payment services. See the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing rates.

Combined Operating and SG&A Expenses:  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for the fiscal year ended May 31:

In millions	2007	Change	2006	Change	2005

Compensation-related expenses, including stock-based compensation costs	$754.0	15%	$656.8	15%	$571.4
Facilities expenses	53.8	11%	48.3	10%	44.1
Depreciation of property and equipment	56.8	10%	51.6	12%	46.2
Amortization of intangible assets	16.6	11%	14.9	−6%	15.8
Expense charge to increase litigation reserve	38.0	100%	—	—	—
Other expenses	266.2	5%	253.4	8%	233.8

Total operating and SG&A expenses	$1,185.4	16%	$1,025.0	12%	$911.3

Stock-based compensation costs from the adoption of SFAS No. 123 (R), included in compensation-related expenses, were $25.7 million for fiscal 2007. During fiscal 2007, we recorded an expense charge of $38.0 million to increase our litigation reserve to account for settlements and for anticipated costs relating to pending legal matters. Refer to Note L of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on pending legal matters.

The stock-based compensation costs and the expense charge to increase the litigation reserve accounted for 7% of the 16% increase in total expenses for fiscal 2007. Most of the remaining increase for fiscal 2007 and the increase for fiscal 2006 were accounted for by increases in personnel and other costs related to retaining clients, promoting new services, and creating more efficient systems for selling and servicing through new and enhanced technology. In addition, for fiscal 2006, total expenses were affected by a strong sales year as our sales force exceeded its targets resulting in higher than normal levels of sales expense. As of May 31, 2007, we had approximately 11,700 employees compared with approximately 10,900 as of May 31, 2006 and 10,000 as of May 31, 2005.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to higher levels of capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client lists obtained from previous acquisitions, which are amortized using either straight-line or accelerated methods. Amortization increased in fiscal 2007 mainly due to the termination of our client-servicing arrangement with New England Business Services, Inc. (“NEBS®”) and the purchasing of the right to service the related clients. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.

Operating Income:  Operating income growth was 8% for fiscal 2007 and 22% for fiscal 2006. The increases in operating income for fiscal 2007 and fiscal 2006 were attributable to the factors previously discussed.

In managing and evaluating the results of our day-to-day operations, we believe that operating income excluding certain items is an appropriate measure. We also use this measure in evaluating management’s performance in generating those results. Operating income excluding interest on funds held for clients, stock-

based compensation costs, and the expense charge to increase the litigation reserve is as follows for the year ended May 31:

In millions	2007	Change	2006	Change	2005

Operating income	$701.5	8%	$649.6	22%	$533.8
Excluding:
Interest on funds held for clients	(134.1)	33%	(100.8)	67%	(60.4)
Stock-based compensation costs	25.7	100%	—	—	—
Expense charge to increase the litigation reserve	38.0	100%	—	—	—

Operating income, net of certain items	$631.1	15%	$548.8	16%	$473.4

Investment Income, Net:  Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increase in investment income for fiscal 2007 compared with fiscal 2006, and for fiscal 2006 compared with fiscal 2005, is mainly due to higher average interest rates earned and higher average portfolio balances resulting from investment of cash generated from ongoing operations.

Income Taxes:  Our effective income tax rate was 30.7% for fiscal 2007, compared with 31.1% for fiscal 2006, and 32.5% for fiscal 2005. The decreases in our effective income tax rate were primarily the result of higher levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios, and a lower effective state income tax rate. For fiscal 2007, the effective tax rate was impacted by non-deductible compensation related to incentive stock option grants. See Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net Income:  Net income growth was 11% for fiscal 2007 and 26% for fiscal 2006 to $515.4 million and $464.9 million, respectively. These increases were attributable to the factors previously discussed, including, in fiscal 2007, the increase to the litigation reserve of $38.0 million and the $25.7 million of stock-based compensation costs due to the June 1, 2006 accounting standard adoption.

Liquidity and Capital Resources

As of May 31, 2007, we had $1.2 billion in cash and total corporate investments. Cash and current corporate investments of $591.1 million and projected operating cash flows are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

In July 2007, we declared our regular quarterly dividend of $0.30 per share, an increase of 43% from $0.21 per share. At the same time, we announced our intention to repurchase up to $1.0 billion of Paychex, Inc. common stock.

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2007 or as of May 31, 2007.

As of May 31, 2007, we had irrevocable standby letters of credit outstanding totaling $62.4 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between December 2007 and July 2008. The letters are secured by securities held in our corporate investment portfolio, including a $53.5 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit during fiscal 2007 or as of May 31, 2007.

We have entered into various operating leases and purchase obligations that, under United States generally accepted accounting principles (“GAAP”), are not reflected on the Consolidated Balance Sheets as of May 31, 2007. The table below summarizes our estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other liabilities on the Consolidated Balance Sheets as of May 31, 2007:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$148.6	$42.0	$65.9	$33.6	$7.1
Purchase obligations(2)	68.3	37.4	24.4	5.4	1.1
Other liabilities(3)	1.3	0.5	0.3	0.3	0.2

Total	$218.2	$79.9	$90.6	$39.3	$8.4

(1)	Operating leases are primarily for office space and equipment used in our branch operations. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage Payroll Services Inc. (“Advantage”) and InterPay Inc., which are included in the table above with other liabilities.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $8.5 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other liabilities represent business acquisition reserves and are reflected in the Consolidated Balance Sheets as of May 31, 2007 with $0.5 million in other current liabilities and $0.8 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $46.4 million are excluded because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

Advantage has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal 2007 and fiscal 2006 was $15.2 million and $14.5 million, respectively.

We guarantee performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us. Historically, there have been no material losses related to such guarantees and indemnifications.

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

Operating Cash Flow Activities

	Year ended May 31,
In millions	2007	2006	2005

Net income	$515.4	$464.9	$368.8
Non-cash adjustments to net income	144.7	99.5	106.7
Cash (used in)/provided by changes in operating assets and liabilities	(28.9)	4.8	(8.9)

Net cash provided by operating activities	$631.2	$569.2	$466.6

The increase in our operating cash flows for fiscal 2007 and fiscal 2006 reflects higher net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in non-cash adjustments to net income for fiscal 2007 was primarily attributable to stock-based compensation costs of $25.7 million and the expense charge of $38.0 million to increase the litigation reserve. The fluctuations in our operating assets and liabilities between periods were primarily related to the timing of accounts receivable billing and collection, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2007	2006	2005

Net change in funds held for clients and corporate investment activities	$(337.3)	$(224.0)	$(177.3)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(78.9)	(81.1)	(67.2)
Acquisitions of businesses, net of cash acquired	(3.1)	(0.7)	(0.4)
Purchases of other assets	(21.6)	(4.2)	(2.7)

Net cash used in investing activities	$(440.9)	$(310.0)	$(247.6)

Funds held for clients and corporate investments:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

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

Purchases of long-lived assets:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $46.5 million and $36.3 million as of May 31, 2007 and 2006, respectively. Of these costs, $39.5 million and $29.4 million represent software being developed for internal use as of May 31, 2007 and 2006, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time we will begin amortization of the costs.

During fiscal 2007, fiscal 2006, and fiscal 2005, we purchased approximately $2.8 million, $4.6 million, and $2.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board.”) Other assets increased for fiscal 2007 mainly due to the termination of our client-servicing arrangement with NEBS and the purchasing of the right to service the related clients.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2007	2006	2005

Dividends paid	$(301.3)	$(231.5)	$(193.0)
Proceeds from exercise of stock options	43.2	32.1	9.0
Excess tax benefit related to exercise of stock options	9.7	—	—

Net cash used in financing activities	$(248.4)	$(199.4)	$(184.0)

Cash dividends per common share	$0.79	$0.61	$0.51

Dividends paid:  In October 2006, our Board approved an increase of 31% in the quarterly dividend payment to $0.21 per share from $0.16 per share. In October 2005, our Board approved an increase in the quarterly dividend payment to $0.16 per share from $0.13 per share. The dividends paid as a percentage of net income totaled 58%, 50%, and 52% for fiscal 2007, fiscal 2006, and fiscal 2005, respectively. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:  The increase in proceeds from the exercise of stock options for fiscal 2007 compared with fiscal 2006, and for fiscal 2006 compared with fiscal 2005, was primarily due to an increase in the number of stock options exercised and an increase in the average exercise price per share. Common shares acquired through exercise of stock options for fiscal 2007 were 1.8 million shares compared with 1.7 million shares for fiscal 2006 and 0.7 million shares for fiscal 2005. We have recognized an excess tax benefit from the exercise of stock options of $9.7 million for fiscal 2007 that is reflected in cash flows from financing activities in accordance with SFAS No. 123 (R), as adopted on June 1, 2006. For fiscal 2006 and fiscal 2005, we recognized tax benefits related to exercise of stock options of $11.6 million and $4.5 million, respectively, that are reflected in cash flows from operating activities. See Note B to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock incentive plans.

Other

New accounting pronouncements:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of June 1, 2007, as required. While we are continuing to evaluate the impact of this interpretation and its guidance on application, we currently estimate the adoption of FIN 48 will increase the reserve for unrecognized tax positions by approximately $8.0 million, primarily related to state income tax matters. This increase will be recorded as a decrease to opening retained earnings as of June 1, 2007. The adoption of FIN 48 is also expected to impact our effective income tax rate for fiscal 2008, increasing it by approximately 50 basis points.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. We will apply the guidance in this FSP upon adoption of FIN 48 in June 2007.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006, and we implemented its guidance beginning in the second quarter of fiscal 2007 relative to our limited partner investments in low-income housing projects. The adoption of this FSP did not have a material effect on our results of operations or financial position.

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

In October 2006, the FASB issued FSPs related to SFAS No. 123 (R) as follows:

•	FAS 123 (R)-5, “Amendment of FASB Staff Position 123 (R)-1;” and

•	FAS 123 (R)-6, “Technical Corrections of FASB Statement No. 123 (R).”

Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for us was the three months ended February 28, 2007. The adoption of these FSPs did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently do not expect this statement to have a material effect on our results of operations or financial position.

Critical Accounting Policies

Note A to the Consolidated Financial Statements, contained in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion, $2.4 billion, and $2.2 billion for fiscal 2007, 2006, and 2005, respectively.

Revenue from certain time and attendance solutions is recognized using the residual method when all of the following are present: persuasive evidence that an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by our clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.

In certain situations we allow a client a right of return or refund. We maintain an allowance for returns, which is based on historical data. The allowance is reviewed periodically for adequacy with any adjustment to revenue reflected in the results of operations for the period in which the adjustment is identified.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted up to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.

PEO workers’ compensation insurance:  Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by us. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

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

We regularly review the adequacy of our estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

In fiscal 2007 and fiscal 2006, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. Our maximum individual claims liability was $750,000 under both the fiscal 2007 policy and the fiscal 2006 policy.

We had recorded the following amounts on our Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In millions	2007	2006

Prepaid expense	$2.7	$3.2
Current liability	$7.0	$7.1
Long-term liability	$21.3	$18.4

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

We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings, and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the market value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumption related to any particular investment.

Goodwill and intangible assets:  For business combinations, we assign estimated fair values to all assets and liabilities acquired, including intangible assets, such as customer lists, certain license agreements, trade names, and non-compete agreements. The assignment of fair values to acquired assets and liabilities and the determination of useful lives for depreciable and amortizable assets requires significant estimates, judgments, and assumptions. For certain fixed assets, including software and intangible assets, we use the assistance of independent valuation consultants. The remaining purchase price of the acquired business not assigned to identifiable assets and liabilities is recorded as goodwill.

We have $407.7 million of goodwill recorded on our Consolidated Balance Sheet as of May 31, 2007, resulting from acquisitions during the fiscal years ended May 31, 2003, 2004, and 2007. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill not be amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. We perform our annual review in our fiscal fourth quarter. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. Based on the results of our goodwill impairment review, no impairment loss was recognized in the results of operations for fiscal 2007 or fiscal 2006. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

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

Contingent liabilities:  We are subject to various claims and legal matters that arise in the normal course of business. As of May 31, 2007, we had approximately $32.5 million of reserves for pending litigation. Based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated, we deem this amount adequate. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in our strategies or assumptions related to any particular matter. In light of the litigation reserve recorded, we currently believe that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and our results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note L in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Stock-based compensation costs:  Effective June 1, 2006, we adopted SFAS No. 123 (R), which requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in our Consolidated Financial Statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. We estimate expected option life based on historical exercise behavior.

Under SFAS No. 123 (R), we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change, with the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No. 123 (R) in fiscal 2007, we record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefit related to stock-based awards.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially effect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale securities to a benchmark duration of two and one-half to three years. We do not utilize derivative financial instruments to manage our interest rate risk.

Our investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates. During fiscal 2007, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 4.0% compared with 3.2% for fiscal 2006 and 2.2% for fiscal 2005. Short-term rates rose steadily throughout fiscal 2006, with the Federal Funds rate increasing 200 basis points to 5.00% as of May 31, 2006. The Federal Funds rate increased 25 basis points in fiscal 2007 and was 5.25% as of May 31, 2007. While interest rates are rising, the full benefit of higher interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.

During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments, and over time will increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2007 had an average duration of 2.5 years, excluding the impact of auction rate securities and VRDNs that are tied to short-term interest rates, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The cost and market value of available-for-sale securities that have stated maturities as of May 31, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2007
In millions	Cost	Market value

Maturity date:
Due in one year or less	$506.0	$504.8
Due after one year through three years	498.0	493.0
Due after three years through five years	687.6	682.8
Due after five years	3,247.0	3,243.1

Total	$4,938.6	$4,923.7

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long- term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.

The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2007	2006	2005

Federal Funds rate — beginning of fiscal year	5.00%	3.00%	1.00%
Rate increase:
First quarter	0.25	0.50	0.50
Second quarter	—	0.50	0.50
Third quarter	—	0.50	0.50
Fourth quarter	—	0.50	0.50

Federal Funds rate — end of fiscal year	5.25%	5.00%	3.00%

Three-year “AAA” municipal securities yields — end of fiscal year	3.71%	3.65%	2.85%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous.

Subject to these factors, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.4 billion for fiscal 2007. Our normal and anticipated allocation is approximately 60% invested in short-term securities and available-for-sale securities with an average duration of 35 days, and 40% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss position of $14.9 million as of May 31, 2007, compared with a net unrealized loss position of $22.0 million as of May 31, 2006. During fiscal 2007, the net unrealized loss position ranged from $29.5 million to $1.1 million. During fiscal 2006, the net unrealized loss position ranged from $25.2 million to $6.1 million. The net unrealized loss position of our investment portfolios was approximately $19.2 million as of July 13, 2007.

As of May 31, 2007 and May 31, 2006, we had $5.0 billion and $3.9 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities which are tied to short-term interest rates, the weighted-average yields to maturity were 3.7% and 3.0%, as of May 31, 2007 and May 31, 2006, respectively. Assuming a hypothetical increase in both short-term and longer-term interest rates of 25 basis points, the resulting potential decrease in market value for our portfolio of securities as of May 31, 2007, would be approximately $12.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in market value. This hypothetical decrease or increase in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.

Credit risk:  We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings, and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants and the chief internal auditor without management present to ensure that the independent public accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2007 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2007.

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

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, on June 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Paychex, Inc.’s internal control over financial reporting as of May 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 12, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

July 12, 2007
Cleveland, Ohio

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that Paychex, Inc. (the Company) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Paychex, Inc. maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Paychex, Inc. maintained in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and the cash flows for each of the three years in the period ended May 31, 2007, and our report dated July 12, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

July 12, 2007
Cleveland, Ohio

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2007	2006	2005

Revenue:
Service revenue	$1,752,868	$1,573,797	$1,384,674
Interest on funds held for clients	134,096	100,799	60,469

Total revenue	$1,886,964	1,674,596	1,445,143
Expenses:
Operating expenses	615,479	560,255	499,025
Selling, general and administrative expenses	569,937	464,770	412,343

Total expenses	1,185,416	1,025,025	911,368

Operating income	701,548	649,571	533,775
Investment income, net	41,721	25,195	12,391

Income before income taxes	743,269	674,766	546,166
Income taxes	227,822	209,852	177,317

Net income	$515,447	$464,914	$368,849

Basic earnings per share	$1.35	$1.23	$0.97
Diluted earnings per share	$1.35	$1.22	$0.97
Weighted-average common shares outstanding	381,149	379,465	378,337
Weighted-average common shares outstanding, assuming dilution	382,802	381,351	379,763
Cash dividends per common share	$0.79	$0.61	$0.51

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

As of May 31,	2007	2006

Assets
Cash and cash equivalents	$79,353	$137,423
Corporate investments	511,772	440,007
Interest receivable	53,624	38,139
Accounts receivable, net of allowance for doubtful accounts	186,273	189,835
Deferred income taxes	23,840	18,314
Prepaid income taxes	8,845	7,574
Prepaid expenses and other current assets	24,515	21,398

Current assets before funds held for clients	888,222	852,690
Funds held for clients	3,973,097	3,591,611

Total current assets	4,861,319	4,444,301
Long-term corporate investments	633,086	384,481
Property and equipment, net of accumulated depreciation	256,087	234,664
Intangible assets, net of accumulated amortization	67,213	60,704
Goodwill	407,712	405,842
Deferred income taxes	15,209	12,783
Other long-term assets	5,893	6,527

Total assets	$6,246,519	$5,549,302

Liabilities
Accounts payable	$46,961	$46,668
Accrued compensation and related items	125,268	130,069
Deferred revenue	7,758	5,809
Litigation reserve	32,515	15,625
Other current liabilities	42,638	34,008

Current liabilities before client fund deposits	255,140	232,179
Client fund deposits	3,982,330	3,606,193

Total current liabilities	4,237,470	3,838,372
Deferred income taxes	9,567	15,481
Other long-term liabilities	47,234	40,606

Total liabilities	4,294,271	3,894,459

Commitments and contingencies — Note L

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 382,151 shares as of May 31, 2007, and 380,303 shares as of May 31, 2006, respectively	3,822	3,803
Additional paid-in capital	362,982	284,395
Retained earnings	1,595,105	1,380,971
Accumulated other comprehensive loss	(9,661)	(14,326)

Total stockholders’ equity	1,952,248	1,654,843

Total liabilities and stockholders’ equity	$6,246,519	$5,549,302

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2004	377,968	$3,780	$227,164	$971,738	$(2,709)	$1,199,973
Net income				368,849		368,849
Unrealized losses on securities, net of tax					(3,712)	(3,712)

Total comprehensive income						365,137
Cash dividends declared				(192,976)		(192,976)
Exercise of stock options	661	6	9,020			9,026
Tax benefit from exercise of stock options			4,516			4,516

Balance as of May 31, 2005	378,629	3,786	240,700	1,147,611	(6,421)	1,385,676

Net income				464,914		464,914
Unrealized losses on securities, net of tax					(7,905)	(7,905)

Total comprehensive income						457,009
Cash dividends declared				(231,554)		(231,554)
Exercise of stock options	1,674	17	32,108			32,125
Tax benefit from exercise of stock options			11,587			11,587

Balance as of May 31, 2006	380,303	3,803	284,395	1,380,971	(14,326)	1,654,843

Net income				515,447		515,447
Unrealized gains on securities, net of tax					4,665	4,665

Total comprehensive income						520,112
Cash dividends declared				(301,313)		(301,313)
Exercise of stock options	1,848	19	43,179			43,198
Stock-based compensation			25,690			25,690
Tax benefit from exercise of stock options			9,718			9,718

Balance as of May 31, 2007	382,151	$3,822	$362,982	$1,595,105	$(9,661)	$1,952,248

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2007	2006	2005

Operating activities
Net income	$515,447	$464,914	$368,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	73,418	66,517	62,004
Amortization of premiums and discounts on available-for-sale securities	23,568	27,897	28,618
Stock-based compensation costs	25,690	—	—
(Benefit)/provision for deferred income taxes	(16,388)	(7,716)	9,590
Tax benefit related to exercise of stock options	—	11,587	4,516
Provision for allowance for doubtful accounts	2,548	2,173	2,179
Provision for litigation reserve	38,000	—	—
Net realized gains on sales of available-for-sale securities	(2,129)	(975)	(223)
Changes in operating assets and liabilities:
Interest receivable	(15,485)	(7,031)	(8,544)
Accounts receivable	986	(30,057)	(28,264)
Prepaid expenses and other current assets	(4,371)	(2,604)	(3,620)
Accounts payable and other current liabilities	(15,427)	37,740	20,371
Net change in other assets and liabilities	5,370	6,788	11,148

Net cash provided by operating activities	631,227	569,233	466,624

Investing activities
Purchases of available-for-sale securities	(109,642,485)	(90,551,938)	(84,226,693)
Proceeds from sales and maturities of available-for-sale securities	108,505,132	90,227,659	83,895,320
Net change in funds held for clients’ money market securities and other cash equivalents	423,906	(520,504)	(37,494)
Net change in client fund deposits	376,137	620,807	191,647
Purchases of property and equipment	(79,020)	(81,143)	(70,686)
Proceeds from sale of property and equipment	116	42	3,506
Acquisition of businesses, net of cash acquired	(3,100)	(726)	(444)
Purchases of other assets	(21,586)	(4,247)	(2,742)

Net cash used in investing activities	(440,900)	(310,050)	(247,586)

Financing activities
Dividends paid	(301,313)	(231,554)	(192,976)
Proceeds from exercise of stock options	43,198	32,125	9,026
Excess tax benefit related to exercise of stock options	9,718	—	—

Net cash used in financing activities	(248,397)	(199,429)	(183,950)

(Decrease)/increase in cash and cash equivalents	(58,070)	59,754	35,088
Cash and cash equivalents, beginning of fiscal year	137,423	77,669	42,581

Cash and cash equivalents, end of fiscal year	$79,353	$137,423	$77,669

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business and Significant Accounting Policies

Description of Business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports one segment based upon the provision of Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the years ended May 31, 2007 (“fiscal 2007”) and 2006 (“fiscal 2006”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2007.

Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised of the Payroll and Human Resource Services portfolios of services and products. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

In connection with the automated payroll tax administration services, the Company collects payroll taxes electronically from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These collections from clients are typically paid between one and 30 days after receipt, with some items extending to 90 days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, Paychex Access Visa® Card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, net payroll is collected electronically from the clients’ bank account, typically one day before payday, and provides payment to the employee on payday.

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

The Human Resource Services service and product line provides small- to medium-sized businesses with retirement services administration, workers’ compensation insurance services, health and benefit services, time and attendance solutions, employee benefits administration, and other human resource services and products. The Company’s Paychex PremierSM Human Resource Services (“Paychex Premier”) provides a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (“PEO”), which provides primarily the same services as Paychex Premier, except Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides more sophisticated health care offerings to PEO clients.

Principles of consolidation:  The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of three months or less as of the balance sheet date. Amounts reported in the Consolidated Balance Sheets approximate fair value.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $3.3 million as of May 31, 2007 and $2.5 million as of May 31, 2006. Amounts reported in the Consolidated Balance Sheets approximate fair value. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at market value obtained from an independent pricing service. Funds held for clients also includes cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net.

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

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to 35 years, or the remaining life, whichever is shorter, for buildings and improvements; two to seven years for data processing equipment; three to five years for software; seven years for furniture and fixtures; and ten years or the life of the lease, whichever is shorter, for leasehold improvements. Normal and recurring repair and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment, including capitalized software, for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

Goodwill and other intangible assets, net of accumulated amortization:  The Company has recorded goodwill in connection with the acquisitions of businesses during the years ended May 31, 2003 (“fiscal 2003”), May 31, 2004 (“fiscal 2004”), and during fiscal 2007. Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate a potential decline in the fair value of the reporting unit. Impairment is

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2007 or fiscal 2006.

Intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either straight-line, an accelerated method, or based on client attrition. The Company tests intangible assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Other long-term assets:  Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities.” The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in its results of operations and financial position. The investments in these partnerships are accounted for under the equity method, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $3.5 million as of May 31, 2007 and $4.5 million as of May 31, 2006.

Accrual for client fund losses:  The Company maintains an accrual for estimated losses associated with its clients’ inability to meet their payroll obligations. As part of providing payroll, payroll tax administration services, and employee payment services, the Company is authorized by the client to initiate money transfers from the client’s account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. The Company evaluates certain uncollected amounts on a specific basis and analyzes historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion, $2.4 billion, and $2.2 billion for fiscal 2007, fiscal 2006, and the year ended May 31, 2005 (“fiscal 2005”), respectively.

Revenue from certain time and attendance solutions is recognized using the residual method when all of the following are present: persuasive evidence that an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by the Company’s clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.

In certain situations the Company allows a client a right of return or refund. The Company maintains an allowance for returns, which is based on historical data. The allowance is reviewed periodically for adequacy with any adjustment to revenue reflected in the results of operations for the period in which the adjustment is identified.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted up to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collection, holding, and remittance of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.

Advantage Payroll Services Inc. (“Advantage”), a subsidiary of the Company, has license agreements with independently owned associate offices (“Associates”). The Associates are responsible for selling and marketing Advantage payroll services and performing certain operational functions. Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services for the Associates, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with Associate customers. The marketing and selling by the Associates is conducted under their respective logos. Commissions earned by the Associates are based on the processing activity for the related clients. Revenue generated from customers as a result of these relationships and commissions paid to Associates are included in the Consolidated Statements of Income as service revenue and selling, general and administrative expense, respectively.

PEO workers’ compensation insurance:  Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by the Company. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

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

The Company regularly reviews the adequacy of its estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

In fiscal 2007 and fiscal 2006, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. The Company’s maximum individual claims liability was $750,000 under both its fiscal 2007 policy and its fiscal 2006 policy.

The Company had recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In thousands	2007	2006

Prepaid expense	$2,717	$3,150
Current liability	$7,001	$7,061
Long-term liability	$21,280	$18,374

The amount included in prepaid expense on the Consolidated Balance Sheets relates to the fiscal 2004 policy, which was a pre-funded policy.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation costs:  Effective June 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123 (R)”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. The Company adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated.

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. Expected option life is estimated based on historical exercise behavior.

Under SFAS No. 123 (R), the Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change, with the final adjustment at the end of the requisite service period to equal actual forfeitures.

The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any change in one or more of these assumptions could have a material impact on the estimated fair value of an award and on stock-based compensation costs recognized in the Company’s results of operations.

The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of stock option grants. The Company periodically reassesses its assumptions as well as its choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.

Refer to Note B of the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based compensation plans.

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No. 123 (R) in fiscal 2007, the Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of restricted stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.

Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New accounting pronouncements:  In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income tax by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the Consolidated Financial Statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of June 1, 2007, as required. While Paychex continues to evaluate the impact of this interpretation and its guidance on application, the Company currently estimates the adoption of FIN 48 will increase the reserve for unrecognized tax positions by approximately $8.0 million, primarily related to state income tax matters. This increase will be recorded as a decrease to opening retained earnings as of June 1, 2007. The adoption of FIN 48 is also expected to impact the Company’s effective income tax rate for the fiscal year ending May 31, 2008, increasing it by approximately 50 basis points.

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” This FSP amends FIN 48 to provide guidance that a Company may recognize a previously unrecognized tax benefit if the tax position is effectively (as opposed to “ultimately”) settled through examination, negotiation, or litigation. The Company will apply the guidance in this FSP upon adoption of FIN 48 in June 2007.

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).” This FSP provides additional guidance on the determination of and accounting for variable interests under FASB Interpretation No. 46(R). This FSP was effective for reporting periods beginning after June 15, 2006, and the Company implemented its guidance beginning in the second quarter of fiscal 2007 relative to its limited partner investments in low-income housing projects. The adoption of this FSP did not have a material effect on the Company’s results of operations or financial position.

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

In October 2006, the FASB issued FSPs related to SFAS No. 123 (R) as follows:

•	FAS 123 (R)-5, “Amendment of FASB Staff Position 123 (R)-1;” and

•	FAS 123 (R)-6, “Technical Corrections of FASB Statement No. 123 (R).”

Both FSPs are effective in the first reporting period beginning after the date the FSP is posted to the FASB website, which for Paychex was the three months ended February 28, 2007. The adoption of these FSPs did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 15, 2007. The Company currently does not expect this statement to have a material effect on its results of operations or financial position.

Reclassifications:  Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Note B —	Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), became effective on October 12, 2005 upon its approval by the Company’s stockholders. The 2002 Plan authorizes the granting of options to purchase up to 29.1 million shares of the Company’s common stock. As of May 31, 2007, there were 15.7 million shares available for future grants under the 2002 Plan.

No future grants will be made pursuant to the Paychex, Inc. 1998 or 1995 Stock Incentive Plans, which expired in August 2002 and 1998, respectively. However, options to purchase an aggregate of 3.2 million shares under these two plans remain outstanding as of May 31, 2007.

As discussed in Note A of the Notes to Consolidated Financial Statements, effective June 1, 2006 (the “adoption date”), the Company adopted SFAS No. 123 (R). This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.

The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. Under this transition method, the Company recognized for fiscal 2007 compensation costs for: (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123 (R); and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

Prior to the adoption date, the Company presented all tax benefits from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123 (R) requires tax benefits in excess of compensation costs recognized in the Consolidated Financial Statements (“excess tax benefits”) to be presented as cash flows from financing activities. In accordance with SFAS No. 123 (R), excess tax benefits recognized in periods after the adoption date have been properly classified as cash flows from financing activities. Total tax benefits recognized in periods prior to the adoption date remain classified as cash flows from operating activities.

As a result of adopting SFAS No. 123 (R), the Company recognized $25.7 million in stock-based compensation costs and $7.6 million in income tax benefits in its Consolidated Statements of Income for fiscal 2007. Capitalized stock-based compensation costs related to the development of internal use software for fiscal 2007 were not significant.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the impact of the adoption of SFAS No. 123 (R) on the Company’s results of operations:

Year ended
In thousands, except per share amounts	May 31, 2007

Operating expenses	$8,252
Selling, general and administrative expenses	17,438

Total expenses	25,690

Income before income taxes	(25,690)
Income taxes	(7,611)

Net income	$(18,079)

Basic earnings per share	$(0.05)
Diluted earnings per share	$(0.05)
Excess tax benefit related to exercise of stock options reflected in cash flows from financing activities	$9,718

The following table illustrates the pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

	Year ended May 31,
In thousands, except per share amounts	2006	2005

Net income, as reported	$464,914	$368,849
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	18,821	15,525

Pro-forma net income	$446,093	$353,324

Earnings per share:
Basic — as reported	$1.23	$0.97
Basic — pro-forma	$1.18	$0.93
Diluted — as reported	$1.22	$0.97
Diluted — pro-forma	$1.17	$0.93

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

As of May 31, 2007, the total unrecognized compensation cost related to all unvested stock-based awards was $60.7 million and is expected to be recognized over a weighted-average period of 2.7 years.

Stock option grants:  Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants since July 2005 vest 20% per annum, with previously granted stock options vesting at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter.

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

			Shares
	Shares	Exercise	outstanding as of
Date of broad-based grant	granted	price	May 31, 2007	Vesting schedule

November 1996	3,157,000	$11.53	—	50% on May 3, 1999, 50% on May 1, 2001
July 1999	1,381,000	$21.46	254,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	468,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	1,020,000	25% each April in 2005 through 2008
October 2006	2,033,000	$37.32	1,808,000	20% each October in 2007 through 2011

Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria. Beginning with grants issued in July 2005, such grants of options vest 20% per annum.

The following table summarizes stock option activity for the three years ended May 31, 2007:

			Weighted-average
	Shares subject		remaining	Aggregate intrinsic
	to options	Weighted-average	contractual term	value(1)
	(thousands)	exercise price	(years)	(thousands)

Outstanding as of May 31, 2004	10,606	$27.93
Granted	2,729	$31.54
Exercised	(661)	$13.65
Forfeited and expired	(745)	$34.19

Outstanding as of May 31, 2005	11,929	$29.15
Granted	3,860	$34.32
Exercised	(1,674)	$19.19
Forfeited and expired	(605)	$34.72

Outstanding as of May 31, 2006	13,510	$31.61
Granted	5,710	$37.03
Exercised	(1,848)	$23.37
Forfeited	(976)	$36.26
Expired	(128)	$37.45

Outstanding as of May 31, 2007	16,268	$34.12	7.1	$104,498

Vested or expected to vest(2) as of May 31, 2007	15,154	$33.85	7.0	$101,627
Exercisable as of May 31, 2007	6,056	$32.33	4.9	$51,152

(1)	Market price of the underlying stock as of May 31, 2007 less the exercise price.

(2)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Stock options granted during fiscal 2005 include a grant of 650,000 options, at an exercise price of $30.68 per share, to the Company’s President and Chief Executive Officer on October 1, 2004. Of those stock options, 100,000 were granted under the 2002 Plan and the remaining 550,000 were granted under a non-qualified stock option agreement.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In thousands, except per share amounts	2007	2006	2005

Weighted-average grant-date fair value of stock options granted (per share)	$11.65	$11.10	$9.02
Total intrinsic value of stock options exercised	$29,508	$32,212	$12,599
Total fair value of stock options vested	$24,614	$16,554	$15,579

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model for fiscal 2007 (under SFAS No. 123 (R)) and for fiscal 2006 and fiscal 2005 (pro-forma impact under SFAS No. 123) are as follows:

	Year ended May 31,
	2007	2006	2005

Risk-free interest rate	4.8%	4.0%	3.6%
Dividend yield	1.9%	1.6%	1.6%
Volatility factor	.30	.31	.31
Expected option term life in years	6.1	6.4	5.0

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. Prior to the adoption date, the Company had used historical volatility based on monthly stock prices. The expected option life is based on historical exercise behavior.

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

For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, one-third of the award will vest. For outside directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s restricted stock activity for fiscal 2007:

		Weighted-average
	Restricted	grant-date
In thousands, except per share amounts	shares	fair value

Nonvested as of May 31, 2006	—	$—
Granted	106	$36.87
Vested	—	$—
Forfeited	(1)	$36.87

Nonvested as of May 31, 2007	105	$36.87

Employee Stock Purchase Plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123 (R) and, therefore, no stock-based compensation costs have been recognized for fiscal 2007.

Note C —	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In thousands, except per share amounts	2007	2006	2005

Basic earnings per share:
Net income	$515,447	$464,914	$368,849
Weighted-average common shares outstanding	381,149	379,465	378,337

Basic earnings per share	$1.35	$1.23	$0.97

Diluted earnings per share:
Net income	$515,447	$464,914	$368,849
Weighted-average common shares outstanding	381,149	379,465	378,337
Dilutive effect of common share equivalents at average market price	1,653	1,886	1,426

Weighted-average common shares outstanding, assuming dilution	382,802	381,351	379,763

Diluted earnings per share	$1.35	$1.22	$0.97

Weighted-average anti-dilutive common share equivalents	7,188	2,711	4,918

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$133,169	$—	$—	$133,169
Available-for-sale securities:
General obligation municipal bonds	807,189	288	(8,160)	799,317
Pre-refunded municipal bonds	291,943	94	(3,182)	288,855
Revenue municipal bonds	443,123	25	(4,014)	439,134
Auction rate securities and variable rate demand notes	3,038,317	153	—	3,038,470
U.S. government securities	409,777	599	(726)	409,650
Other equity securities	20	67	—	87

Total available-for-sale securities	4,990,369	1,226	(16,082)	4,975,513
Other	8,234	1,044	(5)	9,273

Total funds held for clients and corporate investments	$5,131,772	$2,270	$(16,087)	$5,117,955

	May 31, 2006
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$557,074	$—	$—	$557,074
Available-for-sale securities:
General obligation municipal bonds	796,543	229	(12,201)	784,571
Pre-refunded municipal bonds	215,491	153	(3,015)	212,629
Revenue municipal bonds	423,922	12	(6,099)	417,835
Auction rate securities and variable rate demand notes	2,136,906	94	—	2,137,000
U.S. government securities	301,573	—	(1,272)	300,301
Other equity securities	20	57	—	77

Total available-for-sale securities	3,874,455	545	(22,587)	3,852,413
Other	6,148	515	(51)	6,612

Total funds held for clients and corporate investments	$4,437,677	$1,060	$(22,638)	$4,416,099

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In thousands	2007	2006

Funds held for clients	$3,973,097	$3,591,611
Corporate investments	511,772	440,007
Long-term corporate investments	633,086	384,481

Total funds held for clients and corporate investments	$5,117,955	$4,416,099

The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings, and short-term securities with an A-1 rating, limiting amounts that can be invested in any single issuer, and by investing in short-to intermediate-term instruments whose market value is less sensitive to interest rate changes. The Company does not utilize derivative financial instruments to manage interest rate risk.

The Company’s available-for-sale securities reflected a net unrealized loss position of $14.9 million as of May 31, 2007 compared with $22.0 million as of May 31, 2006. The gross unrealized losses as of May 31, 2007 were comprised of 447 available-for-sale securities, which had a total market value of $1.6 billion. The gross unrealized losses as of May 31, 2006 were comprised of 441 available-for-sale securities with a total market value of $1.6 billion. The securities in an unrealized loss position were in a loss position as follows as of May 31, 2007 and May 31, 2006:

	Less than 12 months		More than 12 months
	Gross		Gross
	unrealized	Market	unrealized	Market
In thousands	loss	value	loss	value

2007	$(5,299)	$773,946	$(10,783)	$818,613
2006	$(7,724)	$735,610	$(14,863)	$890,076

The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of May 31, 2007 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it was probable that the principal and interest would be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of May 31, 2007 and May 31, 2006, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses are as follows:

	Year ended May 31,
In thousands	2007	2006	2005

Gross realized gains	$2,175	$1,036	$1,114
Gross realized losses	(46)	(61)	(891)

Net realized gains	$2,129	$975	$223

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and market value of available-for-sale securities that have stated maturities as of May 31, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2007
		Market
In thousands	Cost	value

Maturity date:
Due in one year or less	$506,032	$504,763
Due after one year through three years	497,935	493,044
Due after three years through five years	687,632	682,824
Due after five years	3,247,035	3,243,080

Total	$4,938,634	$4,923,711

Variable rate demand notes and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.

Note E —	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In thousands	2007	2006

Land and improvements	$3,557	$3,552
Buildings and improvements	81,892	79,875
Data processing equipment	150,206	134,636
Software	81,607	66,945
Furniture, fixtures, and equipment	124,339	112,733
Leasehold improvements	59,925	47,627
Construction in progress	46,512	36,350

Total property and equipment, gross	548,038	481,718
Less: Accumulated depreciation and amortization	291,951	247,054

Property and equipment, net of accumulated depreciation	$256,087	$234,664

Depreciation expense was $56.8 million, $51.6 million, and $46.2 million for fiscal years 2007, 2006, and 2005, respectively.

Within construction in progress, there are costs for software being developed for internal use of $39.5 million and $29.4 million as of May 31, 2007 and May 31, 2006, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note F —	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company accounts for goodwill and certain intangible assets with finite lives in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has goodwill balances on the Consolidated Balance Sheets of $407.7 million and $405.8 million as of May 31, 2007 and 2006, respectively. During fiscal 2007, Paychex recorded $1.9 million of goodwill related to an insignificant acquisition.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of intangible assets, at cost, consisted of the following:

	May 31,
In thousands	2007	2006

Client lists and associate offices license agreements	$148,395	$125,309
Other intangible assets	1,765	1,765

Total intangible assets, gross	150,160	127,074
Less: Accumulated amortization	82,947	66,370

Intangible assets, net of accumulated amortization	$67,213	$60,704

Amortization expense for intangible assets was $16.6 million, $14.9 million, and $15.8 million for fiscal years 2007, 2006, and 2005, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

Estimated
In thousands	amortization
Year ended May 31,	expense

2008	$16,580
2009	$13,936
2010	$11,674
2011	$9,357
2012	$7,331

Note G —	Business Acquisition Reserves

In fiscal 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for fiscal 2007 for these reserves is summarized as follows:

	Balance as of	Utilization	Balance as of
In thousands	May 31, 2006	of reserve	May 31, 2007

Severance costs	$191	$(42)	$149
Redundant lease costs	$1,539	$(418)	$1,121

The remaining severance payments will be substantially complete during the fiscal year ending May 31, 2008. Redundant lease payments are expected to be complete during the fiscal year ending May 31, 2016. Payments of $0.8 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of May 31, 2007.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H —	Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In thousands	2007	2006

Deferred tax assets:
Litigation reserve	$9,597	$4,481
Captive loss reserve	3,362	2,364
Compensation and employee benefit liabilities	12,632	9,522
PEO workers’ compensation claims reserve	2,232	3,589
Unrealized losses on available-for-sale securities	5,234	7,717
Other current liabilities	7,467	5,667
Tax credit carry forward	14,326	11,242
Depreciation	6,903	3,120
Stock-based compensation	7,872	—
Other	2,423	2,265

Gross deferred tax assets	72,048	49,967

Deferred tax liabilities:
Capitalized software	16,063	11,609
Intangible assets	15,480	12,704
Revenue not subject to current taxes	9,982	8,973
Other	1,041	1,065

Gross deferred tax liabilities	42,566	34,351

Net deferred tax asset	$29,482	$15,616

The components of the provision for income taxes are as follows:

	Year ended May 31,
In thousands	2007	2006	2005

Current:
Federal	$235,086	$209,659	$159,007
State	9,124	7,909	8,720

Total current	244,210	217,568	167,727

Deferred:
Federal	(15,502)	(7,872)	9,155
State	(886)	156	435

Total deferred	(16,388)	(7,716)	9,590

Provision for income taxes	$227,822	$209,852	$177,317

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate for the three years ended May 31, 2007, is as follows:

	Year ended May 31,
	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	0.7	0.8	1.1
Tax-exempt municipal bond interest	(5.2)	(4.5)	(3.9)
Other items	0.2	(0.2)	0.3

Effective income tax rate	30.7%	31.1%	32.5%

Note I —	Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive income/(loss):

	Year ended May 31,
In thousands	2007	2006	2005

Unrealized holding gains/(losses)	$9,315	$(11,216)	$(5,445)
Income tax (expense)/benefit related to unrealized holding gains/(losses)	(3,273)	3,941	1,878
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(2,129)	(975)	(223)
Income tax expense on reclassification adjustment for net gain on sale of available-for-sale securities	752	345	78

Other comprehensive income/(loss)	$4,665	$(7,905)	$(3,712)

As of May 31, 2007, the accumulated other comprehensive loss was $9.7 million, which was net of taxes of $5.2 million. As of May 31, 2006, the accumulated other comprehensive loss was $14.3 million, which was net of taxes of $7.8 million.

Note J —	Supplemental Cash Flow Information

Income taxes paid were $235.4 million, $207.6 million, and $166.9 million for fiscal 2007, 2006, and 2005, respectively.

Note K —	Employee Benefit Plans

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

This Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (ESOP) Stock Fund, are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company contributions to the Plan for fiscal 2007, 2006, and 2005 were $10.2 million, $9.1 million, and $7.9 million, respectively.

Deferred Compensation Plans:  The Company offers a non-qualified and unfunded Deferred Compensation Plan to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors to defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. The amounts accrued under this plan were $9.3 million and $6.6 million as of May 31, 2007 and 2006, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Prior to the April 1, 2003 acquisition, InterPay, Inc. (“InterPay”) entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $1.3 million and $1.6 million as of May 31, 2007 and May 31, 2006, respectively, and represent the estimated present value of the benefits earned under these agreements.

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2007 or as of May 31, 2007.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $62.4 million and $53.4 million as of May 31, 2007 and May 31, 2006, respectively, required to secure commitments for certain insurance policies. These letters of credit as of May 31, 2007 expire at various dates between December 2007 and July 2008. The letters are secured by securities held in the Company’s corporate investment portfolio, including a $53.5 million letter of credit for which funds have been segregated into a separate account. No amounts were outstanding on these letters of credit during fiscal 2007 or as of May 31, 2007.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies:  The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters.

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in the prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. A decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California with respect to the Company’s dispute with one of the remaining two licensees. That licensee is currently appealing the case. A verdict was issued on June 27, 2007 in litigation brought by the other remaining licensee. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company will seek to have the verdict reduced or reversed through post-trial motions and, if necessary, an appeal.

The Company has recorded a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2007 to account for settlements, increases in reserves, and incurred litigation expenditures. During fiscal 2007, the Company increased its litigation reserve by $38.0 million to account for settlements and for anticipated costs relating to pending litigation matters. The Company’s reserve for all pending litigation totaled $32.5 million as of May 31, 2007, and is included in current liabilities on the Consolidated Balance Sheets.

In light of the reserve for all pending litigation matters, the Company’s management currently believes that resolution of outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases, with most data processing equipment leases containing a purchase option at prices representing the fair value of the equipment at expiration of the lease term. Rent expense for fiscal 2007, 2006, and 2005 was $41.4 million, $37.6 million, and $35.9 million, respectively. As of May 31, 2007, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Year ended May 31,	Minimum lease payments

2008	$42,248
2009	$36,546
2010	$29,820
2011	$21,633
2012	$12,396
Thereafter	$7,742

The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other commitments:  As of May 31, 2007, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $68.3 million, including $8.5 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In thousands
Year ended May 31,	Minimum payment obligation

2008	$37,424
2009	$14,031
2010	$10,397
2011	$5,405
2012	$88
Thereafter	$962

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Note M —	Related Parties

During fiscal years 2007, 2006, and 2005, the Company purchased approximately $2.8 million, $4.6 million, and $2.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N —	Quarterly Financial Data (Unaudited)

In thousands, except per share amounts

	Three Months Ended
Fiscal 2007	August 31	November 30	February 28(A)	May 31(B)	Full Year

Service revenue	$429,543	$425,246	$447,568	$450,511	$1,752,868
Interest on funds held for clients	29,831	29,709	37,719	36,837	134,096

Total revenue	459,374	454,955	485,287	487,348	1,886,964

Operating income	186,354	182,328	172,984	159,882	701,548
Investment income, net	9,416	9,941	10,494	11,870	41,721

Income before income taxes	195,770	192,269	183,478	171,752	743,269
Income taxes	60,689	59,603	56,878	50,652	227,822

Net income	$135,081	$132,666	$126,600	$121,100	$515,447

Basic earnings per share (C)	$0.36	$0.35	$0.33	$0.32	$1.35
Diluted earnings per share (C)	$0.35	$0.35	$0.33	$0.32	$1.35
Weighted-average common shares outstanding	380,360	380,747	381,475	382,019	381,149
Weighted-average common shares outstanding, assuming dilution	381,876	382,433	383,335	383,568	382,802
Cash dividends per common share	$0.16	$0.21	$0.21	$0.21	$0.79
Total net realized gains (D)	$236	$711	$532	$650	$2,129

	Three Months Ended
Fiscal 2006	August 31	November 30	February 28	May 31	Full Year

Service revenue	$384,415	$379,028	$401,883	$408,471	$1,573,797
Interest on funds held for clients	19,300	20,787	28,703	32,009	100,799

Total revenue	403,715	399,815	430,586	440,480	1,674,596

Operating income	162,820	158,605	160,600	167,546	649,571
Investment income, net	4,859	5,552	6,358	8,426	25,195

Income before income taxes	167,679	164,157	166,958	175,972	674,766
Income taxes	52,651	51,545	52,424	53,232	209,852

Net income	$115,028	$112,612	$114,534	$122,740	$464,914

Basic earnings per share (C)	$0.30	$0.30	$0.30	$0.32	$1.23
Diluted earnings per share (C)	$0.30	$0.30	$0.30	$0.32	$1.22
Weighted-average common shares outstanding	378,810	379,268	379,680	380,092	379,465
Weighted-average common shares outstanding, assuming dilution	380,180	381,256	381,751	382,207	381,351
Cash dividends per common share	$0.13	$0.16	$0.16	$0.16	$0.61
Total net realized gains (D)	$112	$14	$498	$351	$975

(A)	Includes an expense charge of $13.0 million to increase the litigation reserve.

(B)	Includes an expense charge of $25.0 million to increase the litigation reserve.

(C)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(D)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

	Balance as of	Additions		Balance as
	beginning	charged to	Costs and	of end
Description	of year	expenses	deductions (A)	of year

2007
Allowance for doubtful accounts	$2,530	$2,548	$1,793	$3,285
Reserve for client fund losses	$2,521	$3,795	$3,773	$2,543

2006
Allowance for doubtful accounts	$2,472	$2,173	$2,115	$2,530
Reserve for client fund losses	$1,582	$3,444	$2,505	$2,521

2005
Allowance for doubtful accounts	$3,262	$2,179	$2,969	$2,472
Reserve for client fund losses	$1,427	$2,481	$2,326	$1,582

(A)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting:  There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2007, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience

Jonathan J. Judge	53	Mr. Judge became President and Chief Executive Officer of the Company in October 2004. Prior to joining the Company, from October 2002 through December 2003, he served as President and Chief Executive Officer of Crystal Decisions, Inc., an information management software company. From 2001 to 2002, Mr. Judge was General Manager of IBM’s Personal Computing Division. Mr. Judge also serves as a director of the Company and is also a director of PMC-Sierra, Inc.

John M. Morphy	59	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.

Martin Mucci	47	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services Inc. acquisition, and was appointed Senior Vice President, Operations in October 2002.

Walter Turek	54	Mr. Turek has served as Senior Vice President, Sales and Marketing, since October 2002. From 1989 to October 2002, he was Vice President, Sales. He has been with the Company since 1981 and has served in various sales and management capacities.

Melinda A. Janik	50	Ms. Janik joined the Company in March 2005 as Vice President and Controller. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer since July 2002 for Glimcher Realty Trust, a publicly traded national mall Real Estate Investment Trust. Prior to July 2002, she was Vice President and Treasurer for NCR Corporation, a technology company.

William G. Kuchta, Ed. D	60	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation, a pharmaceutical company.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders in the sections titled “PROPOSAL I — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF BUSINESS ETHICS AND CONDUCT,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference thereto.

Item 11.	Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders in the sections titled “COMPENSATION DISCUSSION AND ANALYSIS,”

“NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference thereto.

The Company maintains equity compensation plans in the form of stock incentive plans. Currently, stock options are granted to employees in the form of non-qualified or incentive stock options (broad-based grants only) from the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”). Additionally, restricted stock has been awarded under the 2002 Plan. The 2002 Plan was adopted on July 7, 2005, by the Board of Directors of the Company and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 12, 2005. There are previously granted options to purchase shares under the Paychex, Inc. 1998 and 1995 Stock Incentive Plans that remain outstanding as of May 31, 2007. There will not be any new grants under these expired plans. Refer to Note B in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2007:

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
In thousands	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	15,718	$34.24	15,736
Equity compensation plans not approved by security holders	550	$30.68	—

Total	16,268	$34.12	15,736

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the sub-heading “Policy on Transactions with Related Persons,” under the heading “CORPORATE GOVERNANCE” and is incorporated herein by reference thereto.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders under the section “PROPOSAL II — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference thereto.

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
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10)(a)	Paychex, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 33-64389.
#	(10)(b)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10)(c)	Paychex, Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-101074.
#	(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005), incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129572.
#	(10)(e)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10)(f)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10)(g)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Award Agreement for Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2006.
#	(10)(h)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007-2008 Officer Performance Incentive Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10)(i)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
*#	(10)(j)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Unit Award Agreement.
#	(10)(k)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10)(l)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Amended and Restated 2007 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
*#	(10)(m)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement for Directors.
#	(10)(n)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10)(o)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano, incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K filed with the Commission on July 20, 2004.

#	(10)(p)	Paychex, Inc. Indemnification Agreement with Walter Turek, incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(q)	Paychex, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(r)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated October 1, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 4, 2004.
#	(10)(s)	Compensation arrangement with B. Thomas Golisano, effective October 1, 2004, for service as Chairman of the Board of Directors, incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10)(t)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge, incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
*#	(10)(u)	Paychex, Inc. Officer Performance Incentive Program for the year ending May 31, 2008.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this report

#	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2007.

PAYCHEX, INC.

By:
/s/  Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 20, 2007.

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

David J. S. Flaschen*, Director

Phillip Horsley*, Director

Grant M. Inman*, Director

Pamela A. Joseph*, Director

Joseph M. Tucci*, Director

Joseph Velli*, Director

*By:
/s/  Jonathan J. Judge
Jonathan J. Judge, as Attorney-in-Fact