Form 10-Q
period 2007-08-31
PAYCHEX INC
filed 2007-09-26
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007
Commission file number 0-11330

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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	374,715,831 Shares

CLASS	OUTSTANDING AS OF AUGUST 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended
	August 31,	August 31,
	2007	2006

Revenue:
Service revenue	$474,815	$429,543
Interest on funds held for clients	32,315	29,831

Total revenue	507,130	459,374

Expenses:
Operating expenses	159,315	148,084
Selling, general and administrative expenses	137,227	124,936

Total expenses	296,542	273,020

Operating income	210,588	186,354

Investment income, net	12,237	9,416

Income before income taxes	222,825	195,770

Income taxes	71,750	60,689

Net income	$151,075	$135,081

Basic earnings per share	$0.40	$0.36

Diluted earnings per share	$0.40	$0.35

Weighted-average common shares outstanding	380,539	380,360

Weighted-average common shares outstanding, assuming dilution	382,255	381,876

Cash dividends per common share	$0.30	$0.16

See Notes to Consolidated Financial Statements.

PAYCHEX, INC .
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	August 31,	May 31,
	2007	2007

ASSETS
Cash and cash equivalents	$110,614	$79,353
Corporate investments	338,639	511,772
Interest receivable	35,373	53,624
Accounts receivable, net of allowance for doubtful accounts	210,982	186,273
Deferred income taxes	13,085	23,840
Prepaid income taxes	—	8,845
Prepaid expenses and other current assets	26,098	24,515

Current assets before funds held for clients	734,791	888,222
Funds held for clients	3,525,070	3,973,097

Total current assets	4,259,861	4,861,319
Long-term corporate investments	510,465	633,086
Property and equipment, net of accumulated depreciation	260,943	256,087
Intangible assets, net of accumulated amortization	64,767	67,213
Goodwill	440,308	407,712
Deferred income taxes	15,068	15,209
Other long-term assets	6,525	5,893

Total assets	$5,557,937	$6,246,519

LIABILITIES
Accounts payable	$91,807	$46,961
Accrued compensation and related items	99,643	125,268
Deferred revenue	6,705	7,758
Accrued income taxes	47,943	—
Litigation reserve	25,662	32,515
Other current liabilities	45,357	42,638

Current liabilities before client fund deposits	317,117	255,140
Client fund deposits	3,528,373	3,982,330

Total current liabilities	3,845,490	4,237,470
Accrued income taxes	12,885	—
Deferred income taxes	7,318	9,567
Other long-term liabilities	48,122	47,234

Total liabilities	3,913,815	4,294,271

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 374,716 shares as of August 31, 2007 and 382,151 shares as of May 31, 2007, respectively	3,747	3,822
Additional paid-in capital	408,883	362,982
Retained earnings	1,235,588	1,595,105
Accumulated other comprehensive loss	(4,096)	(9,661)

Total stockholders’ equity	1,644,122	1,952,248

Total liabilities and stockholders’ equity	$5,557,937	$6,246,519

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the three months ended
	August 31,	August 31,
	2007	2006

OPERATING ACTIVITIES
Net income	$151,075	$135,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	19,131	16,869
Amortization of premiums and discounts on available-for-sale securities	3,965	6,341
Stock-based compensation costs	6,322	6,527
Provision for deferred income taxes	5,634	567
Provision for allowance for doubtful accounts	700	733
Net realized gains on sales of available-for-sale securities	(143)	(236)
Changes in operating assets and liabilities:
Interest receivable	18,251	12,205
Accounts receivable	(25,409)	(5,935)
Prepaid expenses and other current assets	7,262	3,081
Accounts payable and other current liabilities	66,542	26,868
Net change in other assets and liabilities	(117)	(2,186)

Net cash provided by operating activities	253,213	199,915

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(33,300,803)	(23,348,338)
Proceeds from sales and maturities of available-for-sale securities	34,381,101	24,536,781
Net change in funds held for clients’ money market securities and other cash equivalents	(331,244)	(1,305,123)
Net change in client fund deposits	(453,957)	199,605
Purchases of property and equipment	(20,775)	(16,165)
Proceeds from sales of property and equipment	708	111
Acquisition of businesses, net of cash acquired	(32,596)	—
Purchases of other assets	(1,684)	(2,650)

Net cash provided by investing activities	240,750	64,221

FINANCING ACTIVITIES
Repurchases of common stock	(396,484)	—
Dividends paid	(114,988)	(60,876)
Proceeds from exercise of stock options	44,402	2,926
Excess tax benefit related to exercise of stock options	4,368	302

Net cash used in financing activities	(462,702)	(57,648)

Increase in cash and cash equivalents	31,261	206,488
Cash and cash equivalents, beginning of period	79,353	137,423

Cash and cash equivalents, end of period	$110,614	$343,911

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2007
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2007. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2007.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2007 (“fiscal 2007”). Operating results and cash flows for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2008 (“fiscal 2008”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred were $635.7 million and $629.6 million for the three months ended August 31, 2007 and 2006, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1,000,000 under the fiscal 2008 policy and $750,000 under the fiscal 2007 policy.

Note A: Description of Business and Significant Accounting Policies-continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	August 31,	May 31,
In thousands	2007	2007

Prepaid expense	$2,832	$2,717
Current liability	$6,720	$7,001
Long-term liability	$19,778	$21,280

The amount included in prepaid expense on the Consolidated Balance Sheets primarily relates to the policy for the fiscal year ended May 31, 2004, which was a pre-funded policy.
Estimated losses under the workers’ compensation policies, based on historical loss experience and independent actuarial loss projections, are subject to change based on changes in claims experience trends and other factors that the Company monitors on a regular basis. Adjustments to previously established reserves are reflected in the operating results of the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs: The Company has stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units. The Company typically makes grants to its officers, directors, and management in July. The grants approved by the Board of Directors (the “Board”) were as follows:

	For the three months ended
	August 31,
	2007		2006
	Shares	Fair value	Shares	Fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	472	$11.77	3,442	$12.88
Restricted stock	134	$43.91	106	$36.87
Restricted stock units	499	$40.60	—	$—

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on their fair values as measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.3 million and $6.5 million for the three months ended August 31, 2007 and 2006, respectively. As of August 31, 2007, the total unrecognized compensation cost related to all unvested stock-based awards was $81.6 million and is expected to be recognized over a weighted-average period of 2.8 years.
The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of restricted stock units is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period, as these awards do not earn dividend equivalents.

Note A: Description of Business and Significant Accounting Policies-continued
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended
	August 31,
	2007	2006

Risk-free interest rate	5.0%	5.1%
Dividend yield	2.7%	1.7%
Volatility factor	.27	.32
Expected option term life in years	6.5	6.5

Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. The expected option life is based on historical exercise patterns.
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
Effective June 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” and a related amendment, FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 and FSP No. 48-1 prescribe minimum recognition thresholds for evaluating uncertain income tax positions, and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Note A: Description of Business and Significant Accounting Policies-continued
Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $12.8 million as of August 31, 2007 is included in long-term liabilities on the Consolidated Balance Sheets as the resolution of these matters is not expected within the next twelve months.
The Company is subject to U.S. federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. The Company believes that there is a possibility that the reserve for uncertain tax positions will increase for the full year fiscal 2008, resulting from the settlement of open periods and the effect of current year operations on anticipated tax benefits. This increase will impact the tax provision in the range of $6.0 million to $8.0 million.
The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exceptions, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of August 31, 2007, materially all of the $12.8 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with the Company’s tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three months ended August 31, 2007 was immaterial to the Company’s results of operations.
Newly issued accounting pronouncements: In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment.” Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on the Company’s results of operations or financial position.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 and is applicable to the Company for its fiscal year beginning June 1, 2008. The Company does not expect the adoption of this standard to have an impact on its results of operations or financial position.

Note A: Description of Business and Significant Accounting Policies-continued
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In thousands, except per share amounts	2007	2006

Basic earnings per share:
Net income	$151,075	$135,081

Weighted-average common shares outstanding	380,539	380,360

Basic earnings per share	$0.40	$0.36

Diluted earnings per share:
Net income	$151,075	$135,081

Weighted-average common shares outstanding	380,539	380,360
Dilutive effect of common share equivalents at average market price	1,716	1,516

Weighted-average common shares outstanding, assuming dilution	382,255	381,876

Diluted earnings per share	$0.40	$0.35

Weighted-average anti-dilutive common share equivalents	5,126	7,970

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2007, 1.5 million shares of the Company’s common stock were issued for stock option exercises and vesting of restricted stock compared with 0.1 million shares issued for stock option exercises for the three months ended August 31, 2006.
In July 2007, the Company announced its program to repurchase up to $1.0 billion of its common stock. During the three months ended August 31, 2007, the Company repurchased 8.9 million shares for $396.5 million.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$464,414	$—	$—	$464,414
Available-for-sale securities:
General obligation municipal bonds	740,710	1,131	(5,385)	736,456
Pre-refunded municipal bonds	316,823	440	(1,914)	315,349
Revenue municipal bonds	383,613	371	(2,509)	381,475
Auction rate securities and variable rate demand notes	2,206,951	169	—	2,207,120
U.S. government securities	258,131	1,358	(8)	259,481
Other equity securities	20	67	—	87

Total available-for-sale securities	3,906,248	3,536	(9,816)	3,899,968
Other	9,097	741	(46)	9,792

Total funds held for clients and corporate investments	$4,379,759	$4,277	$(9,862)	$4,374,174

	May 31, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$133,169	$—	$—	$133,169
Available-for-sale securities:
General obligation municipal bonds	807,189	288	(8,160)	799,317
Pre-refunded municipal bonds	291,943	94	(3,182)	288,855
Revenue municipal bonds	443,123	25	(4,014)	439,134
Auction rate securities and variable rate demand notes	3,038,317	153	—	3,038,470
U.S. government securities	409,777	599	(726)	409,650
Other equity securities	20	67	—	87

Total available-for-sale securities	4,990,369	1,226	(16,082)	4,975,513
Other	8,234	1,044	(5)	9,273

Total funds held for clients and corporate investments	$5,131,772	$2,270	$(16,087)	$5,117,955

Note C: Funds Held for Clients and Corporate Investments-continued
Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In thousands	2007	2007

Funds held for clients	$3,525,070	$3,973,097
Corporate investments	338,639	511,772
Long-term corporate investments	510,465	633,086

Total funds held for clients and corporate investments	$4,374,174	$5,117,955

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. The Company does not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized loss position of $6.3 million as of August 31, 2007 compared with $14.9 million as of May 31, 2007. The gross unrealized losses as of August 31, 2007 were comprised of 308 available-for-sale securities, which had a total market value of $1.1 billion. The gross unrealized losses as of May 31, 2007 were comprised of 447 available-for-sale securities, which had a total market value of $1.6 billion.
The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2007 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of August 31, 2007 and May 31, 2007, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that have stated maturities as of August 31, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Note C: Funds Held for Clients and Corporate Investments-continued

	August 31, 2007
		Market
In thousands	Cost	value

Maturity date:
Due in one year or less	$343,370	$341,771
Due after one year through three years	539,017	536,387
Due after three years through five years	508,708	506,974
Due after five years	2,464,247	2,463,863

Total	$3,855,342	$3,848,995

Variable rate demand notes and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2007	2007

Land and improvements	$3,306	$3,557
Buildings and improvements	83,157	81,892
Data processing equipment	154,371	150,206
Software	87,918	81,607
Furniture, fixtures, and equipment	126,238	124,339
Leasehold improvements	65,315	59,925
Construction in progress	44,930	46,512

Total property and equipment, gross	565,235	548,038
Less: Accumulated depreciation and amortization	304,292	291,951

Property and equipment, net of accumulated depreciation	$260,943	$256,087

Depreciation expense was $15.0 million and $13.5 million for the three months ended August 31, 2007 and 2006, respectively.
Within construction in progress, there are costs for software being developed for internal use of $42.6 million and $39.5 million as of August 31, 2007 and May 31, 2007, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note E: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $440.3 million and $407.7 million as of August 31, 2007 and May 31, 2007, respectively. During the three months ended August 31, 2007, the Company recorded $32.6 million of goodwill related to an immaterial acquisition.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2007	2007

Client lists and associate office license agreements	$150,079	$148,395
Other intangible assets	1,765	1,765

Total intangible assets, gross	151,844	150,160
Less: Accumulated amortization	87,077	82,947

Intangible assets, net of accumulated amortization	$64,767	$67,213

Amortization expense relating to intangible assets was $4.1 million and $3.4 million for the three months ended August 31, 2007 and 2006, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2008 and the following four fiscal years, as of August 31, 2007, is as follows:

Estimated
In thousands	amortization
Year ended May 31,	expense

2008	$16,721
2009	$14,283
2010	$12,093
2011	$9,833
2012	$7,852

Note F: Business Acquisition Reserves
During the fiscal year ended May 31, 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the three months ended August 31, 2007 for these reserves is summarized as follows:

	Balance as of		Balance as of
	May 31,	Utilization of	August 31,
In thousands	2007	reserve	2007

Severance costs	$149	$—	$149
Redundant lease costs	$1,121	$(119)	$1,002

Note F: Business Acquisition Reserves-continued
The remaining severance payments will be substantially completed during fiscal 2008. Redundant lease payments are expected to be complete during the fiscal year ending May 31, 2016. Payments of $0.7 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of August 31, 2007.
Note G: Comprehensive Income
Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive loss in the Consolidated Balance Sheets.
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,
In thousands	2007	2006

Net income	$151,075	$135,081
Change in unrealized gains and losses of available-for-sale securities, net of taxes	5,565	6,771

Total comprehensive income	$156,640	$141,852

As of August 31, 2007, the accumulated other comprehensive loss was $4.1 million, which was net of taxes of $2.2 million. As of May 31, 2007, the accumulated other comprehensive loss was $9.7 million, which was net of taxes of $5.2 million.
Note H: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$ 350 million	February 2008
Bank of America, N.A.	$ 250 million	February 2008
PNC Bank, National Association	$ 150 million	February 2008
Wells Fargo Bank, National Association	$ 150 million	February 2008

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2007.

Note H: Commitments and Contingencies-continued
As of August 31, 2007 and May 31, 2007, the Company had irrevocable standby letters of credit outstanding totaling $62.4 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between December 2007 and July 2008 and are secured by securities held in the Company’s corporate investment portfolio. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2007.
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2007, the Company had outstanding commitments to purchase approximately $8.3 million of capital assets.
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

Note H: Commitments and Contingencies-continued
The Company has recorded a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2008 to account for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $25.7 million as of August 31, 2007, and is included in current liabilities on the Consolidated Balance Sheets.
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
Note I: Supplemental Cash Flow Information
Income taxes paid were $0.4 million and $0.6 million for the three months ended August 31, 2007 and 2006, respectively.
Note J: Related Party Transactions
During the three months ended August 31, 2007 and 2006, the Company purchased approximately $2.2 million and $0.4 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2007 and August 31, 2006, and our financial condition as of August 31, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2007 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2007 (“fiscal 2007”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in our filings with the Securities and Exchange Commission (“SEC”), including the most recent Form 10-K filed on July 20, 2007. Any of these factors could cause our actual results to differ materially from our anticipated results.
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
Our Payroll services are provided through either our Core Payroll or Major Market Services, which is utilized by clients that have more sophisticated payroll and benefit needs, and include:
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
Our financial results for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 include the following:
•	Net income increased 12% to $151.1 million.

•	Diluted earnings per share increased 14% to $0.40 per share.

•	Total revenue increased 10% to $507.1 million.

•	Payroll service revenue increased 8% to $361.5 million.

•	Human Resource Services revenue increased 20% to $113.3 million.

•	Operating income excluding interest on funds held for clients increased 14% to $178.3 million.

•	Cash flow from operations increased 27% to $253.2 million.

•	Our regular quarterly dividend increased 43% to $0.30 per share from $0.21 per share.
Our financial performance during the three months ended August 31, 2007 was largely due to strong service revenue growth of 11% over the same period last year. This growth in service revenue was attributable to client base growth, higher check volume, price increases, and growth in the utilization of ancillary services.
In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the three months ended August 31, 2007, we repurchased 8.9 million shares for a total of $396.5 million. Through September 26, 2007, we repurchased 11.2 million shares for a total of $500.0 million. Subject to changes in market conditions, we expect to complete our repurchase program in 2007 and anticipate that our weighted average outstanding shares for the full fiscal year ending May 31, 2008 (“fiscal 2008”) will be approximately 370 million.
As of August 31, 2007, we maintained a strong financial position with cash and total corporate investments of $959.7 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $253.2 million for the three months ended August 31, 2007, as compared with $199.9 million for the three months ended August 31, 2006. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of August 31, 2007, along with projected operating cash flows, will support our normal business operations, completion of our stock repurchase program, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months ended August 31, 2007, and our financial position as of August 31, 2007, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.

Outlook
Our current outlook for fiscal 2008 has been revised from that provided in our Form 10-K for fiscal 2007, incorporating the anticipated impact of lower investment income as a result of funding the stock repurchase program. In addition, this revised guidance reflects a reduction in pre-tax income of approximately $6.5 million from the 50 basis point decrease in the Federal Funds rate announced on September 18, 2007. Our anticipated effective income tax rate increased as a result of the lower expected tax-exempt income earned on our investment portfolios as well as the adoption of new accounting guidance related to uncertain tax positions. Our projections are based on current economic and interest rate conditions continuing with no significant changes. Projected revenue and net income growth is as follows:

Payroll service revenue	9	—	10%
Human Resource Services revenue	20	% —	23%
Total service revenue	11	% —	13%
Interest on funds held for clients	relatively flat
Total revenue	11	% —	13%
Corporate investment income	(40	%) —	(35%)
Net income	12	% —	14%
The effective income tax rate is expected to be approximately 32.5%. Remaining unchanged, purchases of property and equipment for fiscal 2008 are expected to be in the range of $80 million to $85 million, in line with our growth rates. Fiscal 2008 depreciation expense is projected to be approximately $65 million, and we project amortization of intangible assets to be approximately $17 million.

RESULTS OF OPERATIONS
Summary of Results of Operations

	For the three months ended
	August 31,
$ in millions	2007	2006	% Change

Revenue:
Payroll service revenue	$361.5	$335.2	8%
Human Resource Services revenue	113.3	94.3	20%

Total service revenue	474.8	429.5	11%
Interest on funds held for clients	32.3	29.9	8%

Total revenue	507.1	459.4	10%
Combined operating and SG&A expenses	296.5	273.0	9%

Operating income	210.6	186.4	13%
As a % of total revenue	42%	41%
Investment income, net	12.2	9.4	30%

Income before income taxes	222.8	195.8	14%
As a % of total revenue	44%	43%
Income taxes	71.7	60.7	18%

Net income	$151.1	$135.1	12%

As a % of total revenue	30%	29%
Diluted earnings per share	$0.40	$0.35	14%

     Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2007	2006

Average investment balances:
Funds held for clients	$3,094.6	$2,969.2
Corporate investments	1,227.6	1,001.0

Total	$4,322.2	$3,970.2

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	4.2%	4.0%
Corporate investments	4.0%	3.7%
Combined funds held for clients and corporate investments	4.1%	3.9%

Net realized gains:
Funds held for clients	$0.1	$0.2
Corporate investments	—	—

Total	$0.1	$0.2

As of :	August 31,	May 31,
$ in millions	2007	2007

Net unrealized loss on available-for-sale securities	$(6.3)	$(14.9)
Federal Funds rate (1)	5.25%	5.25%
Three-year “AAA” municipal securities yield	3.64%	3.71%
Total market value of available-for-sale securities	$3,900.0	$4,975.5
Average duration of available-for-sale securities in years (2)	2.8	2.5
Weighted-average yield-to-maturity of available-for-sale securities (2)	3.7%	3.7%

(1)	On September 18, 2007, the Federal Funds rate was decreased to 4.75%.

(2)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue: The 8% increase in Payroll service revenue for the three months ended August 31, 2007 compared with the same period last year was attributable to client base growth, higher check volume, price increases, and growth in utilization of our ancillary payroll services.
As of August 31, 2007, 93% of all clients utilized our payroll tax administration services, compared with 92% as of August 31, 2006. We believe our client utilization percentage of these services is near maturity. Our employee payment services were utilized by 72% of all clients as of August 31, 2007, compared with 69% as of August 31, 2006. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.
Human Resource Services revenue increased 20% to $113.3 million for the three months ended August 31, 2007. The growth was generated from the following:
•	retirement services client base increased 18% to 45,000 clients;

•	comprehensive human resource outsourcing services client employees increased 22% to 381,000 client employees served;

•	workers’ compensation insurance client base increased 19% to 65,000 clients; and

•	the asset value of the retirement services client employees’ funds increased 30% to $8.5 billion.
For the three months ended August 31, 2007, interest on funds held for clients increased due to higher average interest rates earned and higher average portfolio balances. The higher average investment balances were driven by client base growth, wage inflation, check volume growth within our current client base, and increased utilization of our payroll tax administration services and employee payment services.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
$ in millions	2007	2006	% Change

Compensation-related expenses, including stock-based compensation costs	$196.5	$176.4	11%
Facilities expense	13.7	12.8	7%
Depreciation of property and equipment	15.0	13.5	11%
Amortization of intangible assets	4.1	3.4	22%
Other expenses	67.2	66.9	—

Total operating and SG&A expenses	$296.5	$273.0	9%

Combined operating and SG&A expenses for the three months ended August 31, 2007 increased 9% as a result of increases in personnel costs related to selling to new clients, retaining clients, and promoting new services. As of August 31, 2007, we had approximately 11,900 employees compared with approximately 11,200 employees as of August 31, 2006.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increase in amortization was mainly due to the termination of our client servicing arrangement with New England Business Services, Inc. and the purchasing of the right to service the related clients in fiscal 2007. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: Operating income growth was 13% for the three months ended August 31, 2007, as compared with the same period last year. The increase in operating income was attributable to the factors previously discussed. In evaluating management’s performance and our results of operations, we believe that operating income excluding interest on funds held for clients is an appropriate measure as fluctuations in interest rates impact our results of operations and are not within our control. Operating income excluding interest on funds held for clients increased 14% to $178.3 million for the three months ended August 31, 2007 from $156.5 million for the same period last year.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increase in investment income for the three months ended August 31, 2007 as compared to the same period last year is due to higher average interest rates earned and higher average portfolio balances resulting from investment of cash generated from our ongoing operations.
Income taxes: Our effective income tax rate was 32.2% for the three months ended August 31, 2007 compared with 31.0% for the same period last year. The increase in the effective income tax rate is a result of lower expected levels of tax-exempt income derived on municipal securities held in our investment portfolios as well as the adoption of new accounting guidance related to uncertain tax positions.
Net income: Net income growth was 12% for the three months ended August 31, 2007, as compared with the three months ended August 31, 2006. The increase in net income was attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2007, we had $959.7 million in cash and total corporate investments. We anticipate that cash and total corporate investments as of August 31, 2007, along with projected operating cash flows, will support our normal business operations, completion of our stock repurchase program, capital purchases, and dividend payments for the foreseeable future.
In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the three months ended August 31, 2007, we repurchased 8.9 million shares for a total of $396.5 million. Through September 26, 2007, we repurchased 11.2 million shares for a total of $500.0 million.

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2007.
As of August 31, 2007, we had irrevocable standby letters of credit outstanding totaling $62.4 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between December 2007 and July 2008 and are secured by securities held in our corporate investment portfolio. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2007.
We enter into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2007, we had outstanding commitments to purchase approximately $8.3 million of capital assets.
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

Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2007	2006

Net income	$151.1	$135.1
Non-cash adjustments to net income	35.6	30.8
Cash provided by changes in operating assets and liabilities	66.5	34.0

Net cash provided by operating activities	$253.2	$199.9

The increase in our operating cash flows for the three months ended August 31, 2007 reflects higher net income adjusted for non-cash items, and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of accounts receivable billing and collections and timing of payments for compensation, PEO payroll, income tax, and other liabilities. Other operating liabilities increased as a result of timing of payments for our stock repurchase program.
Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2007	2006

Net change in funds held for clients and corporate investment activities	$295.1	$82.9
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(20.0)	(16.1)
Acquisition of businesses, net of cash acquired	(32.6)	—
Purchases of other assets	(1.7)	(2.6)

Net cash provided by investing activities	$240.8	$64.2

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments consist of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $44.9 million as of August 31, 2007 and $46.5 million as of May 31, 2007. Of these costs, $42.6 million and $39.5 million represent software being developed for internal use as of August 31, 2007 and May 31, 2007, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs.
During the three months ended August 31, 2007, we paid $32.6 million related to an immaterial acquisition.

We purchased approximately $2.2 million and $0.4 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2007 and 2006, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2007	2006

Repurchases of common stock	$(396.5)	$—
Dividends paid	(115.0)	(60.8)
Proceeds from exercise of stock options	44.4	2.9
Excess tax benefit related to exercise of stock options	4.4	0.3

Net cash used in financing activities	$(462.7)	$(57.6)

Cash dividends per common share	$0.30	$0.16

Repurchases of common stock: In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the three months ended August 31, 2007, we repurchased 8.9 million shares for a total of $396.5 million.
Dividends paid: In October 2006, our Board declared an increase of 31% in the quarterly dividend payment to $0.21 per share from $0.16 per share. In July 2007, our Board declared an increase of 43% in the quarterly dividend payment to $0.30 per share from $0.21 per share, which was paid August 15, 2007 to stockholders of record as of August 1, 2007. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from the exercise of stock options and the excess tax benefit related to exercise of stock options is due to an increase in the number of shares exercised to 1.4 million shares during the three months ended August 31, 2007 from 0.1 million shares during the three months ended August 31, 2006, and an increase in the average exercise price per share.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients consist primarily of short-term funds and available-for-sale securities. Corporate investments consist primarily of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale securities to a benchmark duration of two and one-half to three years. We do not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market. We do not utilize derivative financial instruments to manage our interest rate risk.

During the three months ended August 31, 2007, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 4.1% compared with 3.9% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long-and short-term interest rate changes as discussed below.
During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2007 had an average duration of 2.8 years, excluding the impact of VRDNs and auction rate securities tied to short-term interest rates, will not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.
The cost and market value of available-for-sale securities that had stated maturities as of August 31, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2007
		Market
In millions	Cost	value

Maturity date:
Due in one year or less	$343.4	$341.8
Due after one year through three years	539.0	536.4
Due after three years through five years	508.7	507.0
Due after five years	2,464.2	2,463.8

Total	$3,855.3	$3,849.0

VRDNs and auction rate securities are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the auction or tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	August 31,	May 31,	May 31,
	2007	2007	2006

Federal Funds rate-beginning of period	5.25%	5.00%	3.00%
Rate increase:
First quarter	—	0.25%	0.50%
Second quarter	NA	—	0.50%
Third quarter	NA	—	0.50%
Fourth quarter	NA	—	0.50%

Federal Funds rate-end of period	5.25%	5.25%	5.00%

Three-year “AAA” municipal securities yield-end of period	3.64%	3.71%	3.65%

On September 18, 2007, the Federal Funds rate was decreased to 4.75%.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.2 billion for fiscal 2008. Our anticipated allocation for fiscal 2008 is approximately 55% invested in short-term and available-for-sale securities with an average duration of 35 days and 45% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $4.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss position of $6.3 million as of August 31, 2007, compared with a net unrealized loss position of $14.9 million as of May 31, 2007. During the three months ended August 31, 2007, the net unrealized loss position ranged from $24.3 million to $6.3 million. Our investment portfolios reflected a net unrealized loss position of approximately $0.5 million as of September 21, 2007.
As of August 31, 2007 and May 31, 2007, we had $3.9 billion and $5.0 billion, respectively, invested in available-for-sale securities at market value. Excluding auction rate securities and VRDNs classified as available-for-sale securities, which are tied to short-term interest rates, the weighted-average yield-to-maturity was 3.7% as of both August 31, 2007 and May 31, 2007. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in market value for our available-for-sale securities held as of August 31, 2007 would be in the range of $11.5 million to $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in market value. This hypothetical increase or decrease in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of the borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer. We do not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2007, filed with the SEC on July 20, 2007. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
•	revenue recognition;

•	PEO workers’ compensation insurance;

•	valuation of investments;

•	goodwill and other intangible assets;

•	accrual for client fund losses;

•	contingent liabilities;

•	stock-based compensation costs; and

•	income taxes.
There have been no material changes in these aforementioned critical accounting policies, other than as required by adoption of new accounting pronouncements as described below.
On June 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” and a related amendment, FASB Staff Position (“FSP”) No. 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FIN 48 and FSP No. 48-1 prescribe minimum recognition thresholds for evaluating uncertain income tax positions, and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
Upon adoption, we recorded a cumulative effect adjustment by increasing our reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $12.8 million as of August 31, 2007 is included in long-term liabilities on the Consolidated Balance Sheets as the resolution of these matters is not expected within the next twelve months.
We are subject to United States (“U.S.”) federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. We believe that there is a possibility that the reserve for uncertain tax positions will increase for the full year fiscal 2008, resulting from the settlement of open periods and the effect of current year operations on anticipated tax benefits. This increase will impact the tax provision in the range of $6.0 million to $8.0 million.
We have concluded all U.S. federal income tax matters through our fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through our fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of August 31, 2007, materially all of the $12.8 million reserve for uncertain tax positions, if recognized, would favorably affect our effective income tax rate.
We continue to follow our policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with our tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three months ended August 31, 2007 was immaterial to our results of operations.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment.” Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on our results of operations or financial position.
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1 is effective for fiscal years beginning on or after December 15, 2007 and is applicable to our fiscal year beginning June 1, 2008. We do not expect the adoption of this standard to have an impact on our results of operations or financial position.
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

Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note H of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2007:

Approximate
			Total number of	dollar value of
			shares	shares that
	Total	Average	purchased as	may yet be
	number of	price	part of publicly	purchased
	shares	paid per	announced	under the
	purchased	share	program (1)	program

August 6, 2007 – August 31, 2007	8,899,772	$44.55	8,899,772	$603,515,474

Total for the period	8,899,772	$44.55	8,899,772	$603,515,474

(1)	In July 2007, our Board approved a program to repurchase up to $1.0 billion of our common stock. The stock repurchase program may be suspended or discontinued by management at any time. There is currently no expiration date for our stock repurchase program. Stock repurchases during the three months ended August 31, 2007 were retired.
Item 5. Other Information
On July 17, 2007, our Board approved the grant of restricted stock to outside members of the Board as provided under our 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.
Additional information regarding compensation awarded to our directors for the year ended May 31, 2007 was provided in our Proxy Statement for our 2007 Annual Meeting of Stockholders, which was filed with the SEC on August 31, 2007.

Item 6. Exhibits
Exhibit 10.1: Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Agreement.

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

PAYCHEX, INC.
Date: September 26, 2007	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: September 26, 2007	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary