Form 10-Q
period 2007-11-30
PAYCHEX INC
filed 2007-12-19
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007
Commission file number 0-11330

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
Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	363,672,900 Shares

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2007	2006	2007	2006

Revenue:
Service revenue	$477,039	$425,246	$951,854	$854,789
Interest on funds held for clients	30,754	29,709	63,069	59,540

Total revenue	507,793	454,955	1,014,923	914,329

Expenses:
Operating expenses	162,452	150,870	321,767	298,954
Selling, general and administrative expenses	135,865	121,757	273,092	246,693

Total expenses	298,317	272,627	594,859	545,647

Operating income	209,476	182,328	420,064	368,682

Investment income, net	7,503	9,941	19,740	19,357

Income before income taxes	216,979	192,269	439,804	388,039

Income taxes	69,867	59,603	141,617	120,292

Net income	$147,112	$132,666	$298,187	$267,747

Basic earnings per share	$0.40	$0.35	$0.79	$0.70

Diluted earnings per share	$0.40	$0.35	$0.79	$0.70

Weighted-average common shares outstanding	369,914	380,747	375,299	380,571

Weighted-average common shares outstanding, assuming dilution	371,404	382,433	376,903	382,172

Cash dividends per common share	$0.30	$0.21	$0.60	$0.37

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

	November 30,	May 31,
	2007	2007
	(unaudited)	(audited)

ASSETS
Cash and cash equivalents	$52,926	$79,353
Corporate investments	414,028	511,772
Interest receivable	38,564	53,624
Accounts receivable, net of allowance for doubtful accounts	213,787	186,273
Deferred income taxes	—	23,840
Prepaid income taxes	14,272	8,845
Prepaid expenses and other current assets	24,307	24,515

Current assets before funds held for clients	757,884	888,222
Funds held for clients	3,471,720	3,973,097

Total current assets	4,229,604	4,861,319
Long-term corporate investments	9,117	633,086
Property and equipment, net of accumulated depreciation	264,902	256,087
Intangible assets, net of accumulated amortization	69,893	67,213
Goodwill	433,115	407,712
Deferred income taxes	14,143	15,209
Other long-term assets	5,581	5,893

Total assets	$5,026,355	$6,246,519

LIABILITIES
Accounts payable	$63,359	$46,961
Accrued compensation and related items	111,845	125,268
Deferred revenue	5,948	7,758
Deferred income taxes	2,119	—
Litigation reserve	23,522	32,515
Other current liabilities	47,080	42,638

Current liabilities before client fund deposits	253,873	255,140
Client fund deposits	3,457,867	3,982,330

Total current liabilities	3,711,740	4,237,470
Accrued income taxes	14,620	—
Deferred income taxes	7,318	9,567
Other long-term liabilities	48,266	47,234

Total liabilities	3,781,944	4,294,271

COMMITMENTS AND CONTINGENCIES - NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 363,673 shares as of November 30, 2007 and 382,151 shares as of May 31, 2007, respectively	3,637	3,822
Additional paid-in capital	416,622	362,982
Retained earnings	815,147	1,595,105
Accumulated other comprehensive income/(loss)	9,005	(9,661)

Total stockholders’ equity	1,244,411	1,952,248

Total liabilities and stockholders’ equity	$5,026,355	$6,246,519

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the six months ended
	November 30,
	2007	2006

OPERATING ACTIVITIES
Net income	$298,187	$267,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	38,796	34,802
Amortization of premiums and discounts on available-for-sale securities	7,900	12,570
Stock-based compensation costs	12,905	12,288
Provision for deferred income taxes	14,632	5,802
Provision for allowance for doubtful accounts	1,362	1,259
Net realized gains on sales of available-for-sale securities	(533)	(947)
Changes in operating assets and liabilities:
Interest receivable	15,060	(3,780)
Accounts receivable	(28,219)	(27,133)
Prepaid expenses and other current assets	(5,192)	(6,169)
Accounts payable and other current liabilities	1,038	(19,654)
Net change in other assets and liabilities	2,308	2,038

Net cash provided by operating activities	358,244	278,823

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(59,416,437)	(49,963,309)
Proceeds from sales and maturities of available-for-sale securities	60,617,951	49,871,190
Net change in funds held for clients’ money market securities and other cash equivalents	43,981	(186,409)
Net change in client fund deposits	(524,463)	166,735
Purchases of property and equipment	(39,698)	(39,884)
Proceeds from sales of property and equipment	708	116
Acquisition of businesses, net of cash acquired	(32,940)	—
Purchases of other assets	(4,518)	(15,698)

Net cash provided by/(used in) investing activities	644,584	(167,259)

FINANCING ACTIVITIES
Repurchases of common stock	(865,064)	—
Dividends paid	(225,797)	(140,892)
Proceeds from exercise of stock options	53,266	17,805
Excess tax benefit related to exercise of stock options	8,340	3,369

Net cash used in financing activities	(1,029,255)	(119,718)

Decrease in cash and cash equivalents	(26,427)	(8,154)
Cash and cash equivalents, beginning of period	79,353	137,423

Cash and cash equivalents, end of period	$52,926	$129,269

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2007
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the six months ended November 30, 2007. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2007.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2007 (“fiscal 2007”). Operating results and cash flows for the six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2008 (“fiscal 2008”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred were $635.6 million and $640.9 million for the three months ended November 30, 2007 and 2006, respectively, and $1,271.4 million and $1,270.5 million for the six months ended November 30, 2007 and 2006, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1,000,000 under the fiscal 2008 policy and $750,000 under the fiscal 2007 policy.

Note A: Description of Business and Significant Accounting Policies - continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	November 30,	May 31,
In thousands	2007	2007

Prepaid expense	$2,901	$2,717
Current liability	$6,799	$7,001
Long-term liability	$19,689	$21,280

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
Stock-based compensation costs: The Company has stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units. The Company typically makes grants to its officers, directors, and management in July. Grants to non-management employees have typically occurred in April and October. Grants approved by the Board of Directors (the “Board”) were as follows:

	For the six months ended
	November 30,
	2007		2006
		Average		Average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	714	$10.83	5,486	$11.75
Restricted stock	134	$43.91	106	$36.87
Restricted stock units	499	$40.60	—	$—

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on their fair values as measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.6 million and $12.9 million for the three and six months ended November 30, 2007, as compared with $5.8 million and $12.3 million for the respective prior year periods. As of November 30, 2007, the total unrecognized compensation cost related to all unvested stock-based awards was $75.1 million and is expected to be recognized over a weighted-average period of 2.6 years.
The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of restricted stock units is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period, as these awards do not earn dividend equivalents.

Note A: Description of Business and Significant Accounting Policies - continued
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2007	2006	2007	2006

Risk-free interest rate	4.2%	4.4%	4.7%	4.8%
Dividend yield	3.0%	2.3%	2.8%	1.9%
Volatility factor	.25	.28	.26	.31
Expected option term in years	5.5	5.5	6.2	6.1

Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option term. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option term. The expected option term is based on historical exercise patterns.
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

Note A: Description of Business and Significant Accounting Policies - continued
Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $14.6 million as of November 30, 2007 is included in long-term liabilities on the Consolidated Balance Sheets, as the resolution of these matters is not expected within the next twelve months.
The Company is subject to U.S. federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. The Company believes it is probable that the reserve for uncertain tax positions will increase for the full year fiscal 2008, resulting from the settlement of open periods and the effect of current year operations on anticipated tax benefits. It is anticipated that this increase will impact the tax provision in the range of $6.0 million to $8.0 million.
The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exceptions, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of November 30, 2007, substantially all of the $14.6 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with the Company’s tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three and six months ended November 30, 2007 was immaterial to the Company’s results of operations.
Newly issued accounting pronouncements: In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on the Company’s results of operations or financial position.
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

Note A: Description of Business and Significant Accounting Policies - continued
In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:
•	SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS No. 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company for its fiscal year beginning June 1, 2009. Early adoption is prohibited. The Company is currently evaluating both standards but does not expect their impact to have a material effect on its results of operations or financial position.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands, except per share amounts	2007	2006	2007	2006

Basic earnings per share:
Net income	$147,112	$132,666	$298,187	$267,747

Weighted-average common shares outstanding	369,914	380,747	375,299	380,571

Basic earnings per share	$0.40	$0.35	$0.79	$0.70

Diluted earnings per share:
Net income	$147,112	$132,666	$298,187	$267,747

Weighted-average common shares outstanding	369,914	380,747	375,299	380,571
Dilutive effect of common share equivalents at average market price	1,490	1,686	1,604	1,601

Weighted-average common shares outstanding, assuming dilution	371,404	382,433	376,903	382,172

Diluted earnings per share	$0.40	$0.35	$0.79	$0.70

Weighted-average anti-dilutive common share equivalents	5,300	7,359	5,213	7,665

Note B: Basic and Diluted Earnings Per Share - continued
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three and six months ended November 30, 2007, stock options were exercised for 0.3 million and 1.8 million shares of the Company’s common stock, respectively, compared with 0.7 million and 0.8 million shares for the respective prior year periods.
In July 2007, the Company announced its program to repurchase up to $1.0 billion of its common stock. During the six months ended November 30, 2007, the Company repurchased 20.3 million shares for $865.1 million.
Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$89,188	$—	$—	$89,188
Available-for-sale securities:
General obligation municipal bonds	749,849	6,041	(1,518)	754,372
Pre-refunded municipal bonds	355,877	3,312	(367)	358,822
Revenue municipal bonds	385,937	2,534	(793)	387,678
Variable rate demand notes	2,113,120	282	—	2,113,402
U.S. government securities	176,684	4,395	—	181,079
Other equity securities	20	62	—	82

Total available-for-sale securities	3,781,487	16,626	(2,678)	3,795,435
Other	9,433	855	(46)	10,242

Total funds held for clients and corporate investments	$3,880,108	$17,481	$(2,724)	$3,894,865

Note C: Funds Held for Clients and Corporate Investments - continued

	May 31, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$133,169	$—	$—	$133,169
Available-for-sale securities:
General obligation municipal bonds	807,189	288	(8,160)	799,317
Pre-refunded municipal bonds	291,943	94	(3,182)	288,855
Revenue municipal bonds	443,123	25	(4,014)	439,134
Auction rate securities	508,931	9	—	508,940
Variable rate demand notes	2,529,386	144	—	2,529,530
U.S. government securities	409,777	599	(726)	409,650
Other equity securities	20	67	—	87

Total available-for-sale securities	4,990,369	1,226	(16,082)	4,975,513
Other	8,234	1,044	(5)	9,273

Total funds held for clients and corporate investments	$5,131,772	$2,270	$(16,087)	$5,117,955

Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In thousands	2007	2007

Funds held for clients	$3,471,720	$3,973,097
Corporate investments	414,028	511,772
Long-term corporate investments	9,117	633,086

Total funds held for clients and corporate investments	$3,894,865	$5,117,955

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. As of November 30, 2007, the Company did not hold any auction rate securities. The Company does not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market. The Company does not utilize derivative financial instruments to manage interest rate risk.

Note C: Funds Held for Clients and Corporate Investments - continued
The Company’s available-for-sale securities reflected a net unrealized gain of $13.9 million as of November 30, 2007 compared with a net unrealized loss of $14.9 million as of May 31, 2007. The gross unrealized losses as of November 30, 2007 were comprised of 144 available-for-sale securities, which had a total market value of $509.7 million. The gross unrealized losses as of May 31, 2007 were comprised of 447 available-for-sale securities with a total market value of $1.6 billion.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2007 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of November 30, 2007 and May 31, 2007, substantially all of the securities with an unrealized loss held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and market value of available-for-sale securities that had stated maturities as of November 30, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2007
		Market
In thousands	Cost	value

Maturity date:
Due in one year or less	$275,629	$275,191
Due after one year through three years	609,060	611,935
Due after three years through five years	463,327	467,904
Due after five years	2,433,451	2,440,322

Total	$3,781,467	$3,795,352

Variable rate demand notes are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2007	2007

Land and improvements	$3,617	$3,557
Buildings and improvements	84,302	81,892
Data processing equipment	158,699	150,206
Software	89,082	81,607
Furniture, fixtures, and equipment	130,539	124,339
Leasehold improvements	68,087	59,925
Construction in progress	48,436	46,512

Total property and equipment, gross	582,762	548,038
Less: Accumulated depreciation and amortization	317,860	291,951

Property and equipment, net of accumulated depreciation	$264,902	$256,087

Depreciation expense was $15.1 million and $30.1 million for the three and six months ended November 30, 2007, respectively, as compared with $14.2 million and $27.6 million for the three and six months ended November 30, 2006, respectively.
Within construction in progress, there were costs for software being developed for internal use of $45.8 million and $39.5 million as of November 30, 2007 and May 31, 2007, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.
Note E: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $433.1 million and $407.7 million as of November 30, 2007 and May 31, 2007, respectively. During the six months ended November 30, 2007, the Company recorded $25.4 million of goodwill related to acquisitions of businesses.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2007	2007

Client lists and associate office license agreements	$159,662	$148,395
Other intangible assets	1,916	1,765

Total intangible assets, gross	161,578	150,160
Less: Accumulated amortization	91,685	82,947

Intangible assets, net of accumulated amortization	$69,893	$67,213

Amortization expense relating to intangible assets was $4.6 million and $8.7 million for the three and six months ended November 30, 2007, respectively, as compared with $3.8 million and $7.2 million for the three and six months ended November 30, 2006, respectively.

Note E: Goodwill and Intangible Assets, Net of Accumulated Amortization - continued
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2008 and the following four fiscal years, as of November 30, 2007, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2008	$18,947
2009	$18,189
2010	$15,794
2011	$13,323
2012	$11,161

Note F: Business Acquisition Reserves
During the fiscal year ended May 31, 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the six months ended November 30, 2007 for these reserves is summarized as follows:

	Balance as		Balance as of
	of May 31,	Utilization	November 30,
In thousands	2007	of reserve	2007

Severance costs	$149	$—	$149
Redundant lease costs	$1,121	$(211)	$910

The remaining severance payments are expected to be substantially completed during fiscal 2008. Redundant lease payments are expected to be complete during the fiscal year ending May 31, 2016. Payments of $0.6 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of November 30, 2007.
Note G: Comprehensive Income
Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets.
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2007	2006	2007	2006

Net income	$147,112	$132,666	$298,187	$267,747
Change in unrealized gains and losses of available-for-sale securities, net of taxes	13,101	5,676	18,666	12,447

Total comprehensive income	$160,213	$138,342	$316,853	$280,194

Note G: Comprehensive Income - continued
As of November 30, 2007, accumulated other comprehensive income was $9.0 million, which was net of taxes of $4.9 million. As of May 31, 2007, accumulated other comprehensive loss was $9.7 million, which was net of taxes of $5.2 million.
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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the six months ended November 30, 2007.
As of November 30, 2007, and May 31, 2007, the Company also had irrevocable standby letters of credit outstanding totaling $62.4 million, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2008 and December 2008 and are secured by securities held in the Company’s corporate investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the six months ended November 30, 2007.
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2007, the Company had outstanding commitments to purchase approximately $9.8 million of capital assets.
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

Note H: Commitments and Contingencies - continued
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, breach of fiduciary duty, employment-related claims, tax claims, and other matters.
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
At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. A decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California with respect to the Company’s dispute with one of the remaining two licensees. That licensee is currently appealing the case. A verdict was issued on June 27, 2007 in litigation brought by the other remaining licensee. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company plans to file an appeal, if necessary, after entry of judgment by the trial court.
The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2008 to account for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $23.5 million as of November 30, 2007, and is included in current liabilities on the Consolidated Balance Sheets.
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
Note I: Supplemental Cash Flow Information
Income taxes paid were $117.8 million and $114.6 million for the six months ended November 30, 2007 and 2006, respectively.
Note J: Related Party Transactions
During the three and six months ended November 30, 2007, the Company purchased approximately $0.4 million and $2.6 million of data processing equipment and software from EMC Corporation, as compared with $0.4 million and $0.8 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and six months ended November 30, 2007 and November 30, 2006, and our financial condition as of November 30, 2007. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2007 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2007 (“fiscal 2007”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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
Our financial results for the three months ended November 30, 2007 as compared to the three months ended November 30, 2006 include the following:
•	Net income increased 11% to $147.1 million.

•	Diluted earnings per share increased 14% to $0.40.

•	Total revenue increased 12% to $507.8 million.

•	Payroll service revenue increased 9% to $361.6 million.

•	Human Resource Services revenue increased 24% to $115.5 million.

•	Operating income excluding interest on funds held for clients increased 17% to $178.7 million.
Our financial performance during the three months ended November 30, 2007 was largely due to strong service revenue growth of 12% over the same period last year. This growth in service revenue was attributable to client base growth, higher check volume, price increases, and growth in the utilization of ancillary services.
Our results for the three months ended November 30, 2007 included the acquisition of Hawthorne Benefit Technologies, Inc., and its BeneTrac (“BeneTrac”), a powerful web-based employee benefits management and administration system. The acquisition increased goodwill and contributed to the growth in Human Resource Services revenue for the three months ended November 30, 2007.
In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the six months ended November 30, 2007, we repurchased 20.3 million shares for $865.1 million. As of December 14, 2007, we completed this program, repurchasing a total of 23.7 million shares for $1.0 billion.

As of November 30, 2007, we maintained a strong financial position with cash and total corporate investments of $476.1 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $358.2 million for the six months ended November 30, 2007, as compared with $278.8 million for the six months ended November 30, 2006. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of November 30, 2007, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and six months ended November 30, 2007, and our financial position as of November 30, 2007, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Outlook
Our current outlook for the full fiscal year ending May 31, 2008 (“fiscal 2008”) has been revised to reflect slightly lower payroll service revenue growth and the decreases in the Federal Funds rate of 100 basis points since June 1, 2007. Our projections are based on current economic and interest rate conditions continuing with no significant changes. Projected revenue and net income growth is as follows:

Payroll service revenue	8%	—	9%
Human Resource Services revenue	20%	—	23%
Total service revenue	11%	—	13%
Interest on funds held for clients	(5%)	—	0%
Total revenue	9%	—	11%
Corporate investment income	(40%)	—	(35%)
Net income	11%	—	13%
The effective income tax rate is expected to approximate 32%. Our weighted-average outstanding shares for fiscal 2008 are expected to be approximately 370 million.
Purchases of property and equipment for fiscal 2008 are expected to be approximately $85 million, in line with our growth rates. Fiscal 2008 depreciation expense is projected to be approximately $65 million, and amortization of intangible assets is expected to be approximately $19 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2007	2006	% Change	2007	2006	% Change

Revenue:

Payroll service revenue	$361.6	$332.2	9%	$723.1	$667.5	8%
Human Resource Services revenue	115.5	93.0	24%	228.8	187.3	22%

Total service revenue	477.1	425.2	12%	951.9	854.8	11%
Interest on funds held for clients	30.7	29.7	4%	63.0	59.5	6%

Total revenue	507.8	454.9	12%	1,014.9	914.3	11%

Combined operating and SG&A expenses	298.3	272.6	9%	594.8	545.6	9%

Operating income	209.5	182.3	15%	420.1	368.7	14%

As a % of total revenue	41%	40%		41%	40%

Investment income, net	7.5	10.0	(25%)	19.7	19.3	2%

Income before income taxes	217.0	192.3	13%	439.8	388.0	13%

As a % of total revenue	43%	42%		43%	42%

Income taxes	69.9	59.6	17%	141.6	120.3	18%

Net income	$147.1	$132.7	11%	$298.2	$267.7	11%

As a % of total revenue	29%	29%		29%	29%

Diluted earnings per share	$0.40	$0.35	14%	$0.79	$0.70	13%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2007	2006	2007	2006

Average investment balances:
Funds held for clients	$3,065.4	$2,894.2	$3,080.0	$2,931.7
Corporate investments	753.8	1,070.8	990.7	1,035.9

Total	$3,819.2	$3,965.0	$4,070.7	$3,967.6

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	4.0%	4.0%	4.1%	4.0%
Corporate investments	3.9%	3.7%	4.0%	3.7%
Combined funds held for clients and corporate investments	4.0%	3.9%	4.0%	3.9%

Net realized gains:
Funds held for clients	$0.4	$0.6	$0.5	$0.8
Corporate investments	0.0	0.1	0.0	0.1

Total	$0.4	$0.7	$0.5	$0.9

As of:	November 30,	May 31,
$ in millions	2007	2007

Net unrealized gain/(loss) on available-for-sale securities	$13.9	$(14.9)

Federal Funds rate (1)	4.50%	5.25%

Three-year “AAA” municipal securities yield	3.22%	3.71%

Total market value of available-for-sale securities	$3,795.4	$4,975.5

Average duration of available-for-sale securities in years (2)	2.8	2.5

Weighted-average yield-to-maturity of available-for-sale securities (2)	3.6%	3.7%

(1)	On December 11, 2007, the Federal Funds rate was decreased to 4.25%.

(2)	These items exclude the impact of variable rate demand notes (“VRDNs”) and auction rate securities as they are tied to short-term interest rates.

Revenue: The increases in Payroll service revenue of 9% and 8% for the three and six months ended November 30, 2007, respectively, from the same periods last year were attributable to client base growth, higher check volume, price increases, and growth in the utilization of our ancillary payroll services.
Nearly all of our clients utilize our payroll tax administration services. Our employee payment services were utilized by 72% of all clients as of November 30, 2007, compared with 70% as of November 30, 2006. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue increased 24% to $115.5 million and 22% to $228.8 million for the three and six months ended November 30, 2007, respectively. The acquisition of BeneTrac contributed $2.5 million to these results during the three months ended November 30, 2007. Additional factors that contributed to Human Resource Services revenue growth include:
•	Retirement services client base increased 17% to 46,000 clients;

•	Comprehensive human resource outsourcing services client employees increased 22% to 401,000 client employees served;

•	Workers’ compensation insurance client base increased 19% to 67,000 clients; and

•	The asset value of the retirement services client employees’ funds increased 24% to $8.9 billion.
Retirement services client base increases for the six months ended November 30, 2007 were favorably impacted by a small acquisition of clients in fiscal 2007. We expect the growth rate as of May 31, 2008 to be approximately 15%.
For the three and six months ended November 30, 2007, interest on funds held for clients increased 4% and 6%, respectively. The increases in interest on funds held for clients were due to higher average investment balances, which were driven by client base growth, wage inflation, and check volume growth within our current client base. In addition, the increase for the six months ended November 30, 2007 was impacted by higher average interest rates earned.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2007	2006	% Change	2007	2006	% Change

Compensation-related expenses, including stock-based compensation costs	$198.5	$177.6	12%	$395.0	$354.1	12%
Facilities expense	13.8	13.1	6%	27.5	25.8	7%
Depreciation of property and equipment	15.1	14.2	6%	30.1	27.6	9%
Amortization of intangible assets	4.6	3.8	22%	8.7	7.2	22%
Other expenses	66.3	63.9	4%	133.5	130.9	2%

Total operating and SG&A expenses	$298.3	$272.6	9%	$594.8	$545.6	9%

Combined operating and SG&A expenses for both the three and six months ended November 30, 2007 increased 9% primarily as a result of increases in personnel costs related to selling and retaining clients, and promoting new services. As of November 30, 2007, we had approximately 12,200 employees compared with approximately 11,500 employees as of November 30, 2006.
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
Operating income: Operating income growth was 15% and 14% for the three and six months ended November 30, 2007 as compared with the same periods last year. The increases in operating income were attributable to the factors previously discussed. In evaluating management’s performance and our results of operations, we believe that operating income excluding interest on funds held for clients is an appropriate measure as fluctuations in interest rates impact our results of operations and are not within our control. Operating income excluding interest on funds held for clients increased 17% to $178.7 million and 15% to $357.0 million for the three and six months ended November 30, 2007, respectively. Operating income excluding interest on funds held for clients for the three months ended November 30, 2007 was favorably impacted by the BeneTrac acquisition and expense leveraging. We expect the growth in operating income excluding interest on funds held for clients will be approximately 15% for the full year fiscal 2008, consistent with our long-term growth objectives.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for the three months ended November 30, 2007 as compared to the same period last year was due to lower average investment balances, resulting from the funding of the stock repurchase program, somewhat offset by higher average interest rates earned. The increase in investment income for the six months ended November 30, 2007 is attributable to higher average interest rates earned offset somewhat by lower average investment balances as discussed above.
Income taxes: Our effective income tax rate was 32.2% for both the three and six months ended November 30, 2007 compared with 31.0% for both the respective prior year periods. The increase in the effective income tax rate is a result of lower expected levels of tax-exempt income derived on municipal securities held in our investment portfolios as well as the adoption of new accounting guidance related to uncertain tax positions.
Net income and earnings per share: Net income growth was 11% for both the three and six months ended November 30, 2007, as compared with the three and six months ended November 30, 2006. The increases in net income were attributable to the factors previously discussed.
Diluted earnings per share for the three months ended November 30, 2007 of $0.40 per share increased 14% over $0.35 per share for the same period last year. Diluted earnings per share for the six months ended November 30, 2007 of $0.79 per share increased 13% over $0.70 per share for the same period last year. Diluted earnings per share increased at a rate higher than net income growth due to a lower number of weighted-average shares outstanding resulting from the stock repurchase program.

LIQUIDITY AND CAPITAL RESOURCES
As of November 30, 2007, we had $476.1 million in cash and total corporate investments. We anticipate that cash and total corporate investments as of November 30, 2007, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the six months ended November 30, 2007, we repurchased 20.3 million shares for $865.1 million. As of December 14, 2007, we completed this program, repurchasing a total of 23.7 million shares for $1.0 billion.
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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the six months ended November 30, 2007.
As of November 30, 2007, we had irrevocable standby letters of credit outstanding totaling $62.4 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between May 2008 and December 2008 and are secured by securities held in our corporate investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the six months ended November 30, 2007.
We enter into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2007, we had outstanding commitments to purchase approximately $9.8 million of capital assets.
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
Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2007	2006

Net income	$298.2	$267.7
Non-cash adjustments to net income	75.0	65.8
Cash used in changes in operating assets and liabilities	(15.0)	(54.7)

Net cash provided by operating activities	$358.2	$278.8

The increase in our operating cash flows for the six months ended November 30, 2007 reflects higher net income adjusted for non-cash items, and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of a decrease in interest receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities. Other operating liabilities increased as a result of timing of payments for our stock repurchase program.
Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2007	2006

Net change in funds held for clients and corporate investment activities	$721.0	$(111.8)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(39.0)	(39.8)
Acquisition of businesses, net of cash acquired	(32.9)	—
Purchases of other assets	(4.5)	(15.7)

Net cash provided by/(used in) investing activities	$644.6	$(167.3)

Funds held for clients and corporate investments: Funds held for clients and corporate investments consist of short-term funds and available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
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

Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $48.4 million as of November 30, 2007 and $46.5 million as of May 31, 2007. Of these costs, $45.8 million and $39.5 million represent software being developed for internal use as of November 30, 2007 and May 31, 2007, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. We expect amortization of a significant portion of the costs in construction in progress to begin on or about the beginning of the fiscal year ending May 31, 2009, and to be amortized over fifteen years.
During the six months ended November 30, 2007, we paid $32.9 million related to acquisitions of businesses.
We purchased approximately $0.4 million and $2.6 million of data processing equipment and software from EMC Corporation during the three and six months ended November 30, 2007 as compared with $0.4 million and $0.8 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2007	2006

Repurchases of common stock	$(865.1)	$—
Dividends paid	(225.8)	(140.9)
Proceeds from exercise of stock options	53.3	17.8
Excess tax benefit related to exercise of stock options	8.3	3.4

Net cash used in financing activities	$(1,029.3)	$(119.7)

Cash dividends per common share	$0.60	$0.37

Repurchases of common stock: In July 2007, we announced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. During the six months ended November 30, 2007, we repurchased 20.3 million shares for a total of $865.1 million.
Dividends paid: In July 2007, our Board declared an increase of 43% in the quarterly dividend payment to $0.30 per share. The quarterly dividend of $0.30 per share was paid November 15, 2007 to stockholders of record as of November 1, 2007. The payment of future dividends are dependent on our future earnings and cash flow and are subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from the exercise of stock options and the excess tax benefit related to exercise of stock options is due to an increase in the number of shares exercised to 1.8 million shares during the six months ended November 30, 2007 from 0.8 million shares during the six months ended November 30, 2006, and an increase in the average exercise price per share.

MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients and corporate investments consist primarily of short-term funds and available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the market value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality, fixed-rate municipal and government securities and manage the available-for-sale securities to a benchmark duration of two and one-half to three years. As of November 30, 2007, we did not hold any auction rate securities. We do not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market. We do not utilize derivative financial instruments to manage our interest rate risk.
During the six months ended November 30, 2007, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 4.0% compared with 3.9% for the same period last year. Our average interest rate earned is impacted by changes in the Federal Funds rate. Since the beginning of fiscal 2008 through December 11, 2007, the Federal Funds rate decreased by 100 basis points to 4.25%. A lower Federal Funds rate impacts the average interest rate we earn on our portfolios. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2007 had an average duration of 2.8 years, excluding the impact of VRDNs tied to short-term interest rates, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.
The cost and market value of available-for-sale securities that had stated maturities as of November 30, 2007 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2007
		Market
In millions	Cost	value

Maturity date:
Due in one year or less	$275.6	$275.2
Due after one year through three years	609.1	612.0
Due after three years through five years	463.3	467.9
Due after five years	2,433.5	2,440.3

Total	$3,781.5	$3,795.4

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	November 30,	May 31,	May 31,
	2007	2007	2006

Federal Funds rate-beginning of period	5.25%	5.00%	3.00%
Rate increase/(decrease):
First quarter	—	0.25%	0.50%
Second quarter	(0.75%)	—	0.50%
Third quarter	NA	—	0.50%
Fourth quarter	NA	—	0.50%

Federal Funds rate-end of period	4.50%	5.25%	5.00%

Three-year “AAA” municipal securities yield-end of period	3.22%	3.71%	3.65%

On December 11, 2007, the Federal Funds rate was decreased to 4.25%.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.1 billion for fiscal 2008. Our normal and anticipated allocation is approximately 55% invested in short-term and available-for-sale securities with an average duration of 35 days and 45% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $4.5 million for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $13.9 million as of November 30, 2007, compared with a net unrealized loss of $14.9 million as of May 31, 2007. The change resulted from decreases in long-term market interest rates. During the six months ended November 30, 2007, the investment portfolios ranged from a net unrealized loss of $24.3 million to a net unrealized gain of $13.9 million. Our investment portfolios reflected a net unrealized gain of approximately $15.1 million as of December 14, 2007.

As of November 30, 2007 and May 31, 2007, we had $3.8 billion and $5.0 billion, respectively, invested in available-for-sale securities at market value. The weighted-average yield-to-maturity was 3.6% and 3.7% as of November 30, 2007 and May 31, 2007, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as auction rate securities and VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in market value for our available-for-sale securities held as of November 30, 2007 would be in the range of $11.5 million to $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in market value. This hypothetical increase or decrease in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1 rating, and by limiting amounts that can be invested in any single issuer. As of November 30, 2007, we did not hold any auction rate securities. We do not invest in any collateralized debt obligations or asset-backed securities that have exposure to the sub-prime mortgage market. We do not utilize derivative financial instruments to manage our interest rate risk.
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

Upon adoption, we recorded a cumulative effect adjustment by increasing our reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $14.6 million as of November 30, 2007 is included in long-term liabilities on the Consolidated Balance Sheets, as the resolution of these matters is not expected within the next twelve months.
We are subject to United States (“U.S.”) federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. We believe it is probable that the reserve for uncertain tax positions will increase for the full year fiscal 2008, resulting from the settlement of open periods and the effect of current year operations on anticipated tax benefits. We anticipate that this increase will impact the tax provision in the range of $6.0 million to $8.0 million.
We have concluded all U.S. federal income tax matters through our fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through our fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of November 30, 2007, substantially all of the $14.6 million reserve for uncertain tax positions, if recognized, would favorably affect our effective income tax rate.
We continue to follow our policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with our tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three and six months ended November 30, 2007 was immaterial to our results of operations.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on our results of operations or financial position.
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

In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:
•	SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS No. 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to our fiscal year beginning June 1, 2009. Early adoption is prohibited. We are currently evaluating both standards but do not expect their impact to have a material effect on our results of operations or financial position.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note H of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2007:

			Total number of	Approximate dollar
			shares purchased	value of shares
	Total number	Average	as part of	that may yet be
	of shares	price paid	publicly announced	purchased under
	purchased	per share	program(1)	the program

September 1, 2007 - September 30, 2007	2,330,087	$44.43	2,330,087	$500,000,000
October 1, 2007 - October 31, 2007	3,892,554	$41.31	3,892,554	$339,189,936
November 1, 2007 - November 30, 2007	5,145,100	$39.70	5,145,100	$134,936,304

Total for the period	11,367,741	$41.22	11,367,741	$134,936,304

(1)	In July 2007, our Board approved a program to repurchase up to $1.0 billion of our common stock. We completed the program on December 14, 2007, repurchasing a total of 23.7 million common shares. All shares repurchased were retired.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on October 3, 2007. There were present at the meeting, either in person or by proxy, holders of 351,436,524 common shares. Stockholders elected the eight directors nominated in the August 31, 2007 Proxy Statement, constituting our entire Board of Directors, to hold office until the next Annual Meeting of Stockholders, and ratified the selection of our independent registered public accounting firm.

Results of stockholder voting are as follows:

Election of Directors	For	Against	Abstain

B. Thomas Golisano	343,910,642	5,579,451	1,946,431
David J. S. Flaschen	347,874,114	1,647,094	1,915,316
Phillip Horsley	333,820,785	14,976,701	2,639,038
Grant M. Inman	339,170,678	10,296,487	1,969,359
Pamela A. Joseph	348,071,970	1,469,360	1,895,194
Jonathan J. Judge	343,971,994	5,572,956	1,891,574
Joseph M. Tucci	344,796,384	4,369,211	2,270,929
Joseph M. Velli	348,062,169	1,475,833	1,898,522

Ratification of Selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm	For	Against	Abstain

	344,571,196	6,865,328	—

Item 6. Exhibits
Exhibit 10.1: 10b5-1 Repurchase Plan between Paychex, Inc. and J.P. Morgan Securities Inc. dated November 5, 2007, as incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (“Form 8-K”) filed with the SEC on November 6, 2007.

Exhibit 10.2: Employment Agreement between Paychex, Inc. and Jonathan J. Judge, Chief Executive Officer and President, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2007.

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
PAYCHEX, INC.

Date: December 19, 2007	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: December 19, 2007	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary