Form 10-Q
period 2008-02-29
PAYCHEX INC
filed 2008-03-26
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008
Commission file number 0-11330

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer ☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	360,357,974 Shares

CLASS	OUTSTANDING AS OF February 29, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
In thousands, except per share amounts

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenue:
Service revenue	$494,845	$447,568	$1,446,699	$1,302,357
Interest on funds held for clients	37,327	37,719	100,396	97,259

Total revenue	532,172	485,287	1,547,095	1,399,616

Expenses:
Operating expenses	170,995	158,543	492,762	457,497
Selling, general and administrative expenses	150,778	153,760	423,870	400,453

Total expenses	321,773	312,303	916,632	857,950

Operating income	210,399	172,984	630,463	541,666

Investment income, net	3,597	10,494	23,337	29,851

Income before income taxes	213,996	183,478	653,800	571,517

Income taxes	71,522	56,878	213,139	177,170

Net income	$142,474	$126,600	$440,661	$394,347

Basic earnings per share	$0.39	$0.33	$1.19	$1.04

Diluted earnings per share	$0.39	$0.33	$1.18	$1.03

Weighted-average common shares outstanding	361,178	381,475	370,814	380,879

Weighted-average common shares outstanding, assuming dilution	361,770	383,335	372,080	382,566

Cash dividends per common share	$0.30	$0.21	$0.90	$0.58

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

	February 29, 2008	May 31, 2007
	(unaudited)	(audited)

ASSETS
Cash and cash equivalents	$159,790	$79,353
Corporate investments	248,210	511,772
Interest receivable	31,219	53,624
Accounts receivable, net of allowance for doubtful accounts	158,042	186,273
Deferred income taxes	16,950	23,840
Prepaid income taxes	—	8,845
Prepaid expenses and other current assets	26,778	24,515

Current assets before funds held for clients	640,989	888,222
Funds held for clients	4,407,285	3,973,097

Total current assets	5,048,274	4,861,319
Long-term corporate investments	18,913	633,086
Property and equipment, net of accumulated depreciation	274,366	256,087
Intangible assets, net of accumulated amortization	78,312	67,213
Goodwill	433,115	407,712
Deferred income taxes	13,682	15,209
Other long-term assets	5,353	5,893

Total assets	$5,872,015	$6,246,519

LIABILITIES
Accounts payable	$34,456	$46,961
Accrued compensation and related items	118,088	125,268
Deferred revenue	8,830	7,758
Accrued income taxes	22,823	—
Litigation reserve	23,236	32,515
Other current liabilities	46,670	42,638

Current liabilities before client fund deposits	254,103	255,140
Client fund deposits	4,393,747	3,982,330

Total current liabilities	4,647,850	4,237,470
Accrued income taxes	16,332	—
Deferred income taxes	7,127	9,567
Other long-term liabilities	48,715	47,234

Total liabilities	4,720,024	4,294,271

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,358 shares as of February 29, 2008 and 382,151 shares as of May 31, 2007, respectively	3,604	3,822
Additional paid-in capital	421,563	362,982
Retained earnings	718,053	1,595,105
Accumulated other comprehensive income/(loss)	8,771	(9,661)

Total stockholders’ equity	1,151,991	1,952,248

Total liabilities and stockholders’ equity	$5,872,015	$6,246,519

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
In thousands

	For the nine months ended
	February 29,	February 28,
	2008	2007

OPERATING ACTIVITIES
Net income	$440,661	$394,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	59,362	54,239
Amortization of premiums and discounts on available-for-sale securities	12,560	18,248
Stock-based compensation costs	18,989	19,260
Benefit for deferred income taxes	(4,046)	(12,475)
Provision for allowance for doubtful accounts	2,005	1,883
Provision for litigation reserve	—	13,000
Net realized gains on sales of available-for-sale securities	(3,842)	(1,479)
Changes in operating assets and liabilities:
Interest receivable	22,405	(489)
Accounts receivable	26,883	24,251
Prepaid expenses and other current assets	6,609	3,230
Accounts payable and other current liabilities	3,388	14,127
Net change in other assets and liabilities	5,401	4,104

Net cash provided by operating activities	590,375	532,246

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(73,545,729)	(79,969,874)
Proceeds from sales and maturities of available-for-sale securities	74,815,834	79,369,237
Net change in funds held for clients’ money market securities and other cash equivalents	(806,544)	324,744
Net change in client fund deposits	411,417	(54,403)
Purchases of property and equipment	(64,621)	(61,456)
Proceeds from sales of property and equipment	709	116
Acquisition of businesses, net of cash acquired	(32,940)	(3,100)
Purchases of other assets	(18,038)	(18,238)

Net cash provided by/(used in) investing activities	760,088	(412,974)

FINANCING ACTIVITIES
Repurchases of common stock	(999,999)	—
Dividends paid	(333,960)	(221,064)
Proceeds from exercise of stock options	55,286	37,812
Excess tax benefit related to exercise of stock options	8,647	7,478

Net cash used in financing activities	(1,270,026)	(175,774)

Increase/(decrease) in cash and cash equivalents	80,437	(56,502)
Cash and cash equivalents, beginning of period	79,353	137,423

Cash and cash equivalents, end of period	$159,790	$80,921

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
February 29, 2008
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the nine months ended February 29, 2008. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 29, 2008.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. The financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2007 (“fiscal 2007”). Operating results and cash flows for the nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2008 (“fiscal 2008”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred for PEO worksite employees, which include wages, taxes, benefit premiums, and workers’ compensation costs and claims of PEO worksite employees. Direct costs billed and incurred were $661.6 million and $653.6 million for the three months ended February 29, 2008 and February 28, 2007, respectively, and $1.9 billion for both the nine months ended February 29, 2008 and February 28, 2007, respectively.
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

	February 29,	May 31,
In thousands	2008	2007

Prepaid expense	$2,491	$2,717
Current liability	$7,508	$7,001
Long-term liability	$19,019	$21,280

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

	For the nine months ended
	February 29, 2008		February 28, 2007
		Average		Average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	714	$10.83	5,486	$11.75
Restricted stock	134	$43.91	106	$36.87
Restricted stock units	499	$40.60	—	$—

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on their fair values as measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.1 million and $19.0 million for the three and nine months ended February 29, 2008, as compared with $7.0 million and $19.3 million for the respective prior year periods. As of February 29, 2008, the total unrecognized compensation cost related to all unvested stock-based awards was $69.3 million and is expected to be recognized over a weighted-average period of 2.4 years.
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

Note A: Description of Business and Significant Accounting Policies-continued
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the nine months ended
	February 29, 2008	February 28, 2007

Risk-free interest rate	4.7%	4.8%
Dividend yield	2.8%	1.9%
Volatility factor	.26	.31
Expected option term in years	6.2	6.1

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

Note A: Description of Business and Significant Accounting Policies-continued
Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $16.3 million as of February 29, 2008 is included in long-term liabilities on the Consolidated Balance Sheets, as the resolution of these matters is not expected within the next twelve months.
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
The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exceptions, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of February 29, 2008, substantially all of the $16.3 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with the Company’s tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three and nine months ended February 29, 2008 was immaterial to the Company’s results of operations.
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
In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1, as issued, was effective for fiscal years beginning on or after December 15, 2007 and was applicable to the Company for its fiscal year beginning June 1, 2008. SOP 07-1 was indefinitely deferred by the FASB in February 2008.

Note A: Description of Business and Significant Accounting Policies-continued
In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:
•	SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”
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
In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157, except for this deferral, in its fiscal year beginning June 1, 2008. The Company has not yet determined the effect, if any, the adoption of this statement will have on its results of operations or financial position.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
In thousands, except per share amounts	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Basic earnings per share:
Net income	$142,474	$126,600	$440,661	$394,347

Weighted-average common shares outstanding	361,178	381,475	370,814	380,879

Basic earnings per share	$0.39	$0.33	$1.19	$1.04

Diluted earnings per share:
Net income	$142,474	$126,600	$440,661	$394,347

Weighted-average common shares outstanding	361,178	381,475	370,814	380,879
Dilutive effect of common share equivalents at average market price	592	1,860	1,266	1,687

Weighted-average common shares outstanding, assuming dilution	361,770	383,335	372,080	382,566

Diluted earnings per share	$0.39	$0.33	$1.18	$1.03

Weighted-average anti-dilutive common share equivalents	7,757	6,708	6,061	7,346

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three and nine months ended February 29, 2008, 0.1 million and 1.9 million shares of the Company’s common stock were issued for stock option exercises and vesting of restricted stock, compared with 0.8 million and 1.6 million shares issued for stock option exercises for the respective prior year periods.
During the nine months ended February 29, 2008, the Company completed its stock repurchase program announced in July 2007 to repurchase shares of its common stock, and repurchased 23.7 million shares for $1.0 billion.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 29, 2008
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$939,714	$—	$—	$939,714
Available-for-sale securities:
General obligation municipal bonds	765,823	6,546	(1,419)	770,950
Pre-refunded municipal bonds	448,983	3,923	(1,070)	451,836
Revenue municipal bonds	398,317	2,694	(681)	400,330
Auction rate securities	—	—	—	—
Variable rate demand notes	2,016,210	98	—	2,016,308
U.S. government securities	82,193	3,444	—	85,637
Other equity securities	20	54	—	74

Total available-for-sale securities	3,711,546	16,759	(3,170)	3,725,135
Other	9,849	248	(538)	9,559

Total funds held for clients and corporate investments	$4,661,109	$17,007	$(3,708)	$4,674,408

	May 31, 2007
		Gross	Gross
		unrealized	unrealized	Market
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$133,169	$—	$—	$133,169
Available-for-sale securities:
General obligation municipal bonds	807,189	288	(8,160)	799,317
Pre-refunded municipal bonds	291,943	94	(3,182)	288,855
Revenue municipal bonds	443,123	25	(4,014)	439,134
Auction rate securities	508,931	9	—	508,940
Variable rate demand notes	2,529,386	144	—	2,529,530
U.S. government securities	409,777	599	(726)	409,650
Other equity securities	20	67	—	87

Total available-for-sale securities	4,990,369	1,226	(16,082)	4,975,513
Other	8,234	1,044	(5)	9,273

Total funds held for clients and corporate investments	$5,131,772	$2,270	$(16,087)	$5,117,955

Note C: Funds Held for Clients and Corporate Investments-continued
Classification of investments on the Consolidated Balance Sheets is as follows:

In thousands	February 29, 2008	May 31, 2007

Funds held for clients	$4,407,285	$3,973,097
Corporate investments	248,210	511,772
Long-term corporate investments	18,913	633,086

Total funds held for clients and corporate investments	$4,674,408	$5,117,955

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the market value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose market value is less sensitive to interest rate changes. The Company’s variable rate demand notes (“VRDNs”) are rated A-1/P-1 and have no exposure to municipal bond insurers, except Financial Security Assurance (“FSA”) and must carry an irrevocable letter of credit or standby purchase agreement issued by highly rated financial institutions.
As of February 29, 2008, the Company did not hold any auction rate securities. The Company has no exposure to any sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, structured investment vehicles (SIVs), or insured VRDNs with the exception of FSA. The Company does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $13.6 million as of February 29, 2008 compared with a net unrealized loss of $14.9 million as of May 31, 2007. The gross unrealized losses, included in the net unrealized gain, as of February 29, 2008 were comprised of 122 available-for-sale securities, which had a total market value of $406.1 million. The gross unrealized losses as of May 31, 2007 were comprised of 447 available-for-sale securities with a total market value of $1.6 billion.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 29, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had market values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the market value was due to changes in interest rates and was not due to increased credit risk. As of February 29, 2008 and May 31, 2007, substantially all of the securities with an unrealized loss held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note C: Funds Held for Clients and Corporate Investments-continued
The cost and market value of available-for-sale securities that had stated maturities as of February 29, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2008
		Market
In thousands	Cost	value

Maturity date:
Due in one year or less	$260,758	$261,334
Due after one year through three years	606,331	612,483
Due after three years through five years	489,710	494,267
Due after five years	2,354,727	2,356,977

Total	$3,711,526	$3,725,061

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
Note D: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	February 29,	May 31,
In thousands	2008	2007

Land and improvements	$3,617	$3,557
Buildings and improvements	84,602	81,892
Data processing equipment	164,136	150,206
Software	92,294	81,607
Furniture, fixtures, and equipment	133,403	124,339
Leasehold improvements	73,662	59,925
Construction in progress	53,423	46,512

Total property and equipment, gross	605,137	548,038
Less: Accumulated depreciation and amortization	330,771	291,951

Property and equipment, net of accumulated depreciation	$274,366	$256,087

Depreciation expense was $15.4 million and $45.5 million for the three and nine months ended February 29, 2008, respectively, as compared with $14.7 million and $42.3 million for the three and nine months ended February 28, 2007, respectively.
Within construction in progress, there were costs for software being developed for internal use of $49.3 million and $39.5 million as of February 29, 2008 and May 31, 2007, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note E: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $433.1 million and $407.7 million as of February 29, 2008, and May 31, 2007, respectively. During the nine months ended February 29, 2008, the Company recorded $25.4 million of goodwill related to acquisitions of businesses.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	February 29,	May 31,
In thousands	2008	2007

Client lists and associate office license agreements	$173,183	$148,395
Other intangible assets	1,915	1,765

Total intangible assets, gross	175,098	150,160
Less: Accumulated amortization	96,786	82,947

Intangible assets, net of accumulated amortization	$78,312	$67,213

Amortization expense relating to intangible assets was $5.1 million and $13.8 million for the three and nine months ended February 29, 2008, respectively, as compared with $4.7 million and $11.9 million for the three and nine months ended February 28, 2007, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2008 and the following four fiscal years, as of February 29, 2008, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2008	$19,114
2009	$18,946
2010	$16,506
2011	$13,971
2012	$11,730

Note F: Business Acquisition Reserves
During the fiscal year ended May 31, 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the nine months ended February 29, 2008 for these reserves is summarized as follows:

	Balance as		Balance as of
	of May 31,	Utilization	February 29,
In thousands	2007	of reserve	2008

Severance costs	$149	$—	$149
Redundant lease costs	$1,121	$(271)	$850

The remaining severance payments are expected to be completed during the fiscal year ending May 31, 2009. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.6 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of February 29, 2008.

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In thousands	2008	2007	2008	2007

Net income	$142,474	$126,600	$440,661	$394,347
Change in unrealized gains and losses of available-for-sale securities, net of taxes	(234)	(2,087)	18,432	10,360

Total comprehensive income	$142,240	$124,513	$459,093	$404,707

As of February 29, 2008, the accumulated other comprehensive income was $8.8 million, which was net of taxes of $4.8 million. As of May 31, 2007, the accumulated other comprehensive loss was $9.7 million, which was net of taxes of $5.2 million.
Note H: Commitments and Contingencies
Commitments: The Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the nine months ended February 29, 2008.
As of February 29, 2008 and May 31, 2007, the Company also had irrevocable standby letters of credit outstanding totaling $56.5 million and $62.4 million, respectively, required to secure commitments for certain insurance policies. These letters of credit expire at various dates between May 2008 and December 2008 and are secured by investments held in the Company’s corporate investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the nine months ended February 29, 2008.

Note H: Commitments and Contingencies-continued
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of February 29, 2008, the Company had outstanding commitments to purchase approximately $4.0 million of capital assets.
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
At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. A decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California with respect to the Company’s dispute with one of the remaining two licensees. That licensee is currently appealing the case. A verdict was issued on June 27, 2007 in litigation brought by the other remaining licensee. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal.
The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2008 to account for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $23.2 million as of February 29, 2008, and is included in current liabilities on the Consolidated Balance Sheets.

Note H: Commitments and Contingencies-continued
In light of the reserve for all pending litigation matters, the Company’s management currently believes that resolution of outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.
Note I: Supplemental Cash Flow Information
Income taxes paid were $169.0 million for the nine months ended February 29, 2008 and $162.0 million for the nine months ended February 28, 2007.
Note J: Related Party Transactions
During the three and nine months ended February 29, 2008, the Company purchased approximately $1.5 million and $4.1 million, respectively, of data processing equipment and software from EMC Corporation, as compared with approximately $1.2 million and $2.0 million purchased in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and nine months ended February 29, 2008 and February 28, 2007, and our financial condition as of February 29, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 29, 2008 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2007 (“fiscal 2007”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in our filings with the Securities and Exchange Commission (“SEC”), including our most recent Form 10-K filed on July 20, 2007. Any of these factors could cause our actual results to differ materially from our anticipated results.
The information provided in this Form 10-Q is based upon the facts and circumstances known at this time. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.
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
Our financial results for the three months ended February 29, 2008 as compared to the three months ended February 28, 2007 include the following:
•	Net income increased 13% to $142.5 million.

•	Diluted earnings per share increased 18% to $0.39 per share.

•	Total revenue increased 10% to $532.2 million.

•	Payroll service revenue increased 8% to $374.2 million.

•	Human Resource Services revenue increased 18% to $120.6 million.

•	Operating income increased 22% to $210.4 million.
Our financial performance during the three months ended February 29, 2008 was largely due to strong service revenue growth of 11% over the same period last year. This growth in service revenue was attributable to client base growth, higher check volume, price increases, and growth in the utilization of ancillary services.
In addition to reporting operating income, a generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in February 2007 to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 17% to $173.0 million for the three months ended February 29, 2008, as compared to $148.3 million for the same period last year.
As of February 29, 2008, we maintained a strong financial position with cash and total corporate investments of $426.9 million. Our primary source of cash is from our ongoing operations. Cash flow from operations was $590.4 million for the nine months ended February 29, 2008, as compared with $532.2 million for the nine months ended February 28, 2007. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of February 29, 2008, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and nine months ended February 29, 2008, and our financial position as of February 29, 2008, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Investment Portfolio Overview
We invest in highly liquid, investment-grade fixed income securities. We have no exposure to any sub-prime mortgage securities, auction rate securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, structured investment vehicles (SIVs), or insured variable rate demand notes (“VRDNs”) with the exception of Financial Security Assurance (“FSA”). We do not utilize derivative financial instruments to manage interest rate risk.
We exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. Our VRDNs are rated A-1/P-1 and have no exposure to municipal bond insurers, except FSA, and must carry an irrevocable letter of credit or standby purchase agreement issued by highly rated financial institutions.

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2008	2007	2008	2007

Average investment balances:
Funds held for clients	$3,746.0	$3,633.5	$3,302.0	$3,165.6
Corporate investments	413.7	1,137.1	798.4	1,069.6

Total	$4,159.7	$4,770.6	$4,100.4	$4,235.2

Average interest rates earned (exclusive of realized gains/losses):
Funds held for clients	3.6%	4.1%	3.9%	4.0%
Corporate investments	3.6%	3.7%	3.9%	3.7%
Combined funds held for clients and corporate investments	3.6%	4.0%	3.9%	3.9%

Net realized gains:
Funds held for clients	$3.3	$0.5	$3.8	$1.3
Corporate investments	—	0.1	—	0.2

Total	$3.3	$0.6	$3.8	$1.5

As of:	February 29,	May 31,
$ in millions	2008	2007

Net unrealized gain/(loss) on available-for-sale securities	$13.6	$(14.9)

Federal Funds rate (1)	3.00%	5.25%

Three-year “AAA” municipal securities yield	2.75%	3.71%

Total market value of available-for-sale securities	$3,725.1	$4,975.5

Average duration of available-for-sale securities in years (2)	2.7	2.5

Weighted-average yield-to-maturity of available-for-sale securities (2)	3.5%	3.7%

(1)	On March 18, 2008, the Federal Funds rate was decreased to 2.25%.

(2)	These items exclude the impact of VRDNs and auction rate securities as they are tied to short-term interest rates.

Outlook
Our outlook for the full fiscal year ending May 31, 2008 (“fiscal 2008”) has been revised to reflect the current Federal Funds rate of 2.25%, and current economic conditions. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. The earnings effect of a 25-basis-point change in the Federal Funds rate at the present time is estimated to be approximately $4.5 million, after taxes, for the next twelve-month period. Projected revenue and net income growth are as follows:

Payroll service revenue	8%		—	9%
Human Resource Services revenue	19%		—	22%
Total service revenue	10%		—	12%
Interest on funds held for clients	(5%	)	—	0%
Total revenue	9%		—	11%
Corporate investment income	(40%	)	—	(35%	)
Net income	11%		—	13%
The effective income tax rate is expected to approximate 33%, revised to reflect the anticipated lower levels of tax-exempt income from securities held in our investment portfolio. Our diluted weighted-average outstanding shares for fiscal 2008 are expected to be approximately 370 million.
Purchases of property and equipment for fiscal 2008 are expected to be approximately $85 million, in line with our growth rates. Fiscal 2008 depreciation expense is projected to be approximately $65 million, and amortization of intangible assets is expected to be approximately $19 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the nine months
	ended			ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2008	2007	% Change	2008	2007	% Change

Revenue:
Payroll service revenue	$374.2	$345.4	8%	$1,097.3	$1,012.9	8%
Human Resource Services revenue	120.6	102.2	18%	349.4	289.5	21%

Total service revenue	494.8	447.6	11%	1,446.7	1,302.4	11%
Interest on funds held for clients	37.4	37.7	-1%	100.4	97.2	3%

Total revenue	532.2	485.3	10%	1,547.1	1,399.6	11%

Combined operating and SG&A expenses	321.8	312.3	3%	916.6	857.9	7%

Operating income	210.4	173.0	22%	630.5	541.7	16%

As a % of total revenue	40%	36%		41%	39%

Investment income, net	3.6	10.5	-66%	23.3	29.8	-22%

Income before income taxes	214.0	183.5	17%	653.8	571.5	14%

As a % of total revenue	40%	38%		42%	41%

Income taxes	71.5	56.9	26%	213.1	177.2	20%

Net income	$142.5	$126.6	13%	$440.7	$394.3	12%

As a % of total revenue	27%	26%		28%	28%

Diluted earnings per share	$0.39	$0.33	18%	$1.18	$1.03	15%

Revenue: The increases in Payroll service revenue of 8% for both the three and nine months ended February 29, 2008 from the same periods last year were attributable to client base growth, higher check volume, price increases, and growth in the utilization of our ancillary payroll services. We are seeing signs of a weakening economy indicated by a more difficult than normal third quarter selling season and increases in business failures.
Nearly all of our clients utilize our payroll tax administration services. Our employee payment services were utilized by 72% of all clients as of February 29, 2008, compared with 70% as of February 28, 2007. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue increased 18% to $120.6 million and 21% to $349.4 million for the three and nine months ended February 29, 2008, respectively. The following factors as of February 29, 2008 compared to February 28, 2007 contributed to Human Resource Services revenue growth:
•	Retirement services client base increased 10% to 47,000 clients;

•	Comprehensive human resource outsourcing services client employees increased 17% to 409,000 client employees served;

•	Workers’ compensation insurance client base increased 19% to 70,000 clients; and

•	The asset value of the retirement services client employees’ funds increased 19% to $9.1 billion.
The acquisition of BeneTrac further contributed $2.8 million and $5.6 million to Human Resource Services revenue growth during the three and nine months ended February 29, 2008, respectively.
For the three months ended February 29, 2008, interest on funds held for clients decreased 1% due primarily to a decrease in average interest rates earned, partially offset by higher realized gains on sales of available-for-sale securities and higher average investment balances. For the nine months ended February 29, 2008, interest on funds held for clients increased 3% as a result of higher average investment balances and higher realized gains on sales of available-for-sale securities, offset by lower average interest rates earned. The increase in average invested balances was driven by client base growth, wage inflation, and check volume growth within our current client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months			For the nine months
	ended			ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2008	2007	% Change	2008	2007	% Change

Compensation-related expenses, including stock-based compensation costs	$219.7	$199.0	10%	$614.7	$553.1	11%
Facilities expense	14.4	13.5	7%	41.9	39.3	7%
Depreciation of property and equipment	15.4	14.7	5%	45.5	42.3	8%
Amortization of intangible assets	5.1	4.7	9%	13.8	11.9	16%
Other expenses	67.2	67.4	—	200.7	198.3	1%

	321.8	299.3	8%	916.6	844.9	8%
Expense charge to increase litigation reserve	—	13.0	-100%	—	13.0	-100%

Total operating and SG&A expenses	$321.8	$312.3	3%	$916.6	$857.9	7%

Excluding the expense charge to increase the litigation reserve of $13.0 million in February 2007, combined operating and SG&A expenses increased 8% for both the three and nine months ended February 29, 2008. This was primarily a result of increases in personnel and other costs related to selling and retaining clients, and promoting new services. As of February 29, 2008, we had approximately 12,300 employees compared with approximately 11,500 employees as of February 28, 2007.
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
Operating income: Operating income growth was 22% and 16% for the three and nine months ended February 29, 2008 as compared with the same periods last year. The increases in operating income were attributable to the factors previously discussed. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in February 2007 to increase the litigation reserve. Refer to the discussion of operating income, net of certain items, in the “Overview” section on page 19 of this review. Operating income, net of certain items, is summarized as follows:

	For the three months			For the nine months
	ended			ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2008	2007	% Change	2008	2007	% Change

Operating income	$210.4	$173.0	22%	$630.5	$541.7	16%
Excluding:
Interest on funds held for clients	(37.4)	(37.7)	-1%	(100.4)	(97.2)	3%
Expense charge to increase litigation reserve	—	13.0	-100%	—	13.0	-100%

Operating income, net of certain items	$173.0	$148.3	17%	$530.1	$457.5	16%

We expect the growth in operating income, net of certain items, will be approximately 15% for the full year fiscal 2008, consistent with our long-term growth objectives.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decreases of 66% and 22% in investment income for the three and nine months ended February 29, 2008, respectively, as compared to the same periods last year were due to lower average investment balances, resulting from the funding of the stock repurchase program. The decrease for the three months ended February 29, 2008 was also impacted by lower average interest rates earned, whereas for the nine months ended February 29, 2008 was impacted by higher average interest rates earned.
Income taxes: Our effective income tax rate was 33.4% and 32.6% for the three and nine months ended February 29, 2008, respectively, compared with 31.0% for both the respective prior year periods. The increase in the effective income tax rate for the three months ended February 29, 2008 is due to anticipated lower levels of tax-exempt income for the balance of fiscal 2008 from securities held in our investment portfolio. The increase in the effective income tax rate for the nine months ended February 29, 2008 as compared to the same period last year is a result of lower levels of tax-exempt income derived from securities held in our investment portfolios as well as the adoption of new accounting guidance related to uncertain tax positions.
Net income and earnings per share: Net income growth was 13% and 12% for the three and nine months ended February 29, 2008, as compared with the same periods last year. The increases in net income were attributable to the factors previously discussed. Diluted earnings per share for the three months ended February 29, 2008 of $0.39 per share increased 18% over $0.33 per share for the same period last year. Diluted earnings per share for the nine months ended February 29, 2008 of $1.18 per share increased 15% over $1.03 per share for the same period last year. Diluted earnings per share increased at a rate higher than net income growth due to a lower number of weighted-average shares outstanding resulting from the stock repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
As of February 29, 2008, we had $426.9 million in cash and total corporate investments. We anticipate that cash and total corporate investments as of February 29, 2008, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
We have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the nine months ended February 29, 2008.
As of February 29, 2008, we had irrevocable standby letters of credit outstanding totaling $56.5 million, required to secure commitments for certain of our insurance policies. These letters of credit expire at various dates between May 2008 and December 2008 and are secured by investments held in our corporate investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the nine months ended February 29, 2008.
We enter into various purchase commitments with vendors in the ordinary course of business. As of February 29, 2008, we had outstanding commitments to purchase approximately $4.0 million of capital assets.
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
Operating Cash Flow Activities

	For the nine months ended
In millions	February 29, 2008	February 28, 2007

Net income	$440.7	$394.3
Non-cash adjustments to net income	85.0	92.7
Cash provided by changes in operating assets and liabilities	64.7	45.2

Net cash provided by operating activities	$590.4	$532.2

The increase in our operating cash flows for the nine months ended February 29, 2008 reflects higher net income adjusted for non-cash items, and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of a decrease in interest receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended
In millions	February 29, 2008	February 28, 2007

Net change in funds held for clients and corporate investment activities	$874.9	$(330.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(63.9)	(61.3)
Acquisition of businesses, net of cash acquired	(32.9)	(3.1)
Purchases of other assets	(18.0)	(18.2)

Net cash provided by/(used in) investing activities	$760.1	$(413.0)

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. Construction in progress totaled $53.4 million as of February 29, 2008 and $46.5 million as of May 31, 2007. Of these costs, $49.3 million and $39.5 million represent software being developed for internal use as of February 29, 2008 and May 31, 2007, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. We expect amortization of a significant portion of the costs in construction in progress to begin on or about the beginning of the fiscal year ending May 31, 2009, and to be amortized over fifteen years.
We purchased approximately $4.1 million and $2.0 million of data processing equipment and software from EMC Corporation during the nine months ended February 29, 2008 and February 28, 2007, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During the nine months ended February 29, 2008, we paid $32.9 million related to acquisitions of businesses.
Financing Cash Flow Activities

	For the nine months ended
In millions, except per share amounts	February 29, 2008	February 28, 2007

Repurchases of common stock	$(1,000.0)	$—
Dividends paid	(334.0)	(221.1)
Proceeds from exercise of stock options	55.3	37.8
Excess tax benefit related to exercise of stock options	8.7	7.5

Net cash used in financing activities	$(1,270.0)	$(175.8)

Cash dividends per common share	$0.90	$0.58

Repurchases of common stock: During the nine months ended February 29, 2008, we completed our stock repurchase program announced in July 2007 to repurchase shares of our common stock, and repurchased 23.7 million shares for a total of $1.0 billion.
Dividends paid: In July 2007, our Board declared an increase of 43% in the quarterly dividend payment to $0.30 per share. The quarterly dividend of $0.30 per share was paid February 15, 2008 to stockholders of record as of February 1, 2008. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from the exercise of stock options and the excess tax benefit related to the exercise of stock options is due to an increase in the number of shares exercised to 1.8 million shares during the nine months ended February 29, 2008 from 1.6 million shares during the nine months ended February 28, 2007, and an increase in the average exercise price per share.

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
As of February 29, 2008, we have no exposure to any sub-prime mortgage securities, auction rate securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, structured investment vehicles (SIVs), or insured VRDNs with the exception of FSA. We do not utilize derivative financial instruments to manage our interest rate risk.
We exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. Our VRDNs are rated A-1/P-1 and have no exposure to municipal bond insurers (except FSA), and must carry an irrevocable letter of credit or standby purchase agreement issued by highly rated financial institutions.
During each of the nine month periods ended February 29, 2008 and February 28, 2007, respectively, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.9%. The average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.6% for the three months ended February 29, 2008, a decline from 4.0% for the same period last year. During the three months ended February 29, 2008, the Federal Funds rate decreased an additional 150 basis points, for a total of 225 basis points since the beginning of fiscal 2008, to 3.00%. On March 18, 2008, the Federal Funds rate was decreased an additional 75 basis points to 2.25%. A lower Federal Funds rate impacts the average interest rate we earn on our portfolios. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes as discussed below.
During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 29, 2008 had an average duration of 2.7 years, excluding the impact of VRDNs tied to short-term interest rates, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The cost and market value of available-for-sale securities that had stated maturities as of February 29, 2008, are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2008
		Market
In millions	Cost	value

Maturity date:
Due in one year or less	$260.8	$261.3
Due after one year through three years	606.3	612.5
Due after three years through five years	489.7	494.3
Due after five years	2,354.7	2,357.0

Total	$3,711.5	$3,725.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year through	Fiscal year ended	Fiscal year ended
	February 29, 2008	May 31, 2007	May 31, 2006

Federal Funds rate — beginning of period	5.25%	5.00%	3.00%
Rate (decrease)/increase:
First quarter	—	0.25%	0.50%
Second quarter	(0.75%)	—	0.50%
Third quarter	(1.50%)	—	0.50%
Fourth quarter	NA	—	0.50%

Federal Funds rate — end of period	3.00%	5.25%	5.00%

Three-year “AAA” municipal securities yield — end of period	2.75%	3.71%	3.65%

On March 18, 2008, the Federal Funds rate was decreased to 2.25%.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous.

Subject to these factors, a 25-basis-point change in interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.1 billion for fiscal 2008. Our normal and anticipated allocation is approximately 55% invested in short-term and available-for-sale securities with an average duration of 35 days and 45% invested in available-for-sale securities with an average duration of two and one-half to three years. Based on these current assumptions, we estimate that the earnings effect of a 25-basis-point change in interest rates (17 basis points for tax-exempt investments) at this point in time would be approximately $4.5 million, after taxes, for the next twelve-month period.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $13.6 million as of February 29, 2008, compared with a net unrealized loss of $14.9 million as of May 31, 2007. The change resulted from decreases in long-term market interest rates. During the nine months ended February 29, 2008, the investment portfolios ranged from a net unrealized loss of $24.3 million to a net unrealized gain of $48.7 million. Our investment portfolios reflected a net unrealized gain of approximately $37.3 million as of March 20, 2008.
As of February 29, 2008 and May 31, 2007, we had $3.7 billion and $5.0 billion, respectively, invested in available-for-sale securities at market value. The weighted-average yield-to-maturity was 3.5% and 3.7% as of February 29, 2008 and May 31, 2007, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as auction rate securities and VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in market value for our available-for-sale securities as of February 29, 2008 would be in the range of $11.5 million to $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in market value. This hypothetical increase or decrease in the market value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in market value would have no related or immediate impact on the results of operations, unless any declines in market value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.
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
Upon adoption, we recorded a cumulative effect adjustment by increasing our reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. The total reserve for uncertain tax positions of $16.3 million as of February 29, 2008 is included in long-term liabilities on the Consolidated Balance Sheets, as the resolution of these matters is not expected within the next twelve months.
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
We have concluded all U.S. federal income tax matters through our fiscal year ended May 31, 2005, with fiscal years ended May 31, 2006 and 2007 still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through our fiscal year ended May 31, 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of February 29, 2008, substantially all of the $16.3 million reserve for uncertain tax positions, if recognized, would favorably affect our effective income tax rate.
We continue to follow our policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with our tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for the three and nine months ended February 29, 2008 was immaterial to our results of operations.
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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1, as issued, was effective for fiscal years beginning on or after December 15, 2007 and was applicable for our fiscal year beginning June 1, 2008. SOP 07-1 was indefinitely deferred by the FASB in February 2008.
In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:
•	SFAS No. 141 (revised 2007) (“SFAS No. 141(R)”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”
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
In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We expect to adopt SFAS No. 157, except for this deferral, in our fiscal year beginning June 1, 2008. We have not yet determined the effect, if any, the adoption of this statement will have on our results of operations or financial position.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 29, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note H of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of common stock during the three months ended February 29, 2008:

			Total number	Approximate
			of shares	dollar value of
			purchased as	shares that
	Total	Average	part of	may yet be
	number of	price	publicly	purchased
	shares	paid per	announced	under the
	purchased	share	program(1)	program

December 1, 2007 — December 31, 2007	3,390,687	$39.80	3,390,687	—

Total for the period	3,390,687	$39.80	3,390,687	—

(1)	In July 2007, our Board approved a program to repurchase up to $1.0 billion of our common stock. We completed the program on December 14, 2007, repurchasing a total of 23.7 million common shares. All shares repurchased were retired.
Item 6. Exhibits
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
PAYCHEX, INC.

Date: March 26, 2008	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: March 26, 2008	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary