Form 10-K
period 2008-05-31
PAYCHEX INC
filed 2008-07-18
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 30, 2007, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $12,662,767,689, based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2008, 360,505,724 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 7, 2008, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2008

	Description	Page

PART I
	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995	1
Item 1	Business	1
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	10
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6	Selected Financial Data	13
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8	Financial Statements and Supplementary Data	32
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A	Controls and Procedures	63
Item 9B	Other Information	63

PART III
Item 10	Directors, Executive Officers and Corporate Governance	64
Item 11	Executive Compensation	65
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13	Certain Relationships and Related Transactions, and Director Independence	65
Item 14	Principal Accounting Fees and Services	65

PART IV
Item 15	Exhibits and Financial Statement Schedules	66
	Signatures	68
EX-10(N) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award
EX-10(O) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement
EX-10(P) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors
EX-10(Q) Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement for Directors
EX-10(Y) Paychex, Inc. Officer Performance Incentive Program for the Year Ending May 31, 2009
EX-21.1 Subsidiaries of the Registrant.
EX-23.1 Consent of Independent Registered Public Accounting Firm
EX-24.1 Power of Attorney
EX-31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

i

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” or the “Company”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings- per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks as well as those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K (“Form 10-K”):

•	general market and economic conditions including, among others, changes in United States (“U.S.”) employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the fair value and the credit rating of securities held by us;

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans;

•	changes in workers’ compensation rates and underlying claims trends;

•	the possibility of failure to keep pace with technological changes and provide timely enhancements to services and products;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of our clients to meet their payroll obligations;

•	the possible failure of internal controls or our inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.

Any of these factors could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known at this time. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-K with the Securities and Exchange Commission (“SEC” or “Commission”) to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.	Business

We are a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the U.S. As of May 31, 2008, we serviced approximately 572,000 clients and had approximately 12,200 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

As of May 31, 2008, we also serviced approximately 1,200 clients in Germany through four offices.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•	delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S.;

•	growing our client base, primarily through the efforts of our direct sales force;

•	continually improving client service and maximizing client retention;

•	capitalizing on the growth opportunities within our current client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	capitalizing on and leveraging our highly developed technological and operating infrastructure; and

•	supplementing our growth through strategic acquisition or expansion of service offerings when appropriate opportunities arise.

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

We believe there are approximately 9.4 million employers in the geographic markets that we currently serve within the U.S. Of those employers, over 99% have fewer than 100 employees and are our primary customers and target market. Based on publicly available industry data, we estimate that all payroll processors combined serve approximately 15% of the potential businesses in the target market, with much of the unpenetrated market being composed of businesses with ten or fewer employees. We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in this market segment.

Clients

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. As of May 31, 2008, we serviced approximately 572,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the year ended May 31, 2008 (“fiscal 2008”), client retention was approximately 80% of our beginning of the year client base. The most significant factors impacting client retention are companies going out of business or no longer having any employees. No single client has a material impact on total service revenue or results of operations.

The composition of the market and the client base we serve (in the U.S.) by number of employees is as follows:

Business size	Estimated market distribution	Paychex, Inc. distribution
(Number of employees)	(9.4 million businesses in Paychex areas served)	of client base

1-4	77%	39%
5-19	18%	42%
20-49	4%	13%
50-99	1%	4%
100+	—	2%

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

By offering ancillary services that leverage the information gathered in the base payroll processing service, we are able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. We mainly earn our revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services.

Payroll Processing

Payroll processing is the foundation of our service portfolio. Our payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations. Payroll processing clients are charged a base fee each period that payroll is processed, plus a fee per employee check processed. Our payroll services are provided through either our core payroll or Major Market Services (“MMS”) and are made available to clients via traditional or Internet-based methods.

Paychex Online is our secure Internet site, which offers core payroll clients a suite of self-service, interactive services and products twenty-four hours a day, seven days a week. These include Paychex Online Payrollsm, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Clients can communicate payroll information through the Internet Time Sheet or use the Online Payroll service, and can access current and historical payroll information using Paychex Online Reports. The General Ledger Reporting Service transfers payroll information calculated by us to the clients’ general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Approximately 297,000 clients are currently utilizing some form of Paychex Online service.

Major Market Services:  MMS primarily targets companies that have more complex payroll and benefits needs or have outgrown our core payroll service. We currently offer this service in all of our significant markets. Approximately one-third of new MMS clients are conversions from our core payroll service.

We offer a software-as-a-service solution to meet the payroll and human resource administrative needs of our MMS clients. Our proprietary MMS software, Preview®, provides a powerful payroll solution and allows smooth integration with other Paychex service offerings. Preview can be used as an on-site, PC-based system or via a secure web-hosted environment.

Preview can be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs, in every step of the employee life cycle. Ancillary services particularly offered to our MMS clients include Paychex HR Online, BeneTrac, Paychex Time and Labor Online, and applicant tracking. Paychex HR Online, our Internet-based human resource management system, offers powerful tools for managing employee benefits, personnel information, and critical human resource compliance and reporting needs. In addition, its self-service features allow for better communication between management and employees. BeneTrac, our employee benefits management and administration system, provides our MMS clients a simple, accurate, and cost-effective solution for streamlined benefits management. Paychex Time and Labor Online makes the time and attendance process more efficient. This solution can reduce time spent on preparing timesheets, minimize redundant data entry, increase awareness of critical labor information, and aid in compliance with federal time recording requirements. We have also partnered with Taleo Corporation for applicant tracking providing our MMS clients with a tool to manage their recruiting process, in order to better hire and retain talented employees.

In addition, MMS clients can select from a number of á la carte payroll and human resource ancillary services or opt for our comprehensive human resource and payroll outsourcing solution, Paychex Premier® Human Resources (“Paychex Premier”). This flexibility allows our clients to define the solution that best meets their particular needs.

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

Payroll tax administration services:  As of May 31, 2008, 93% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). Nearly all of our new clients purchase our payroll tax administration services. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle all regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. Clients utilizing the payroll tax administration services are charged a base fee and a fee per transaction for each period that payroll is processed. In addition to fees paid by clients, we earn interest on client funds that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies.

Employee payment services:  As of May 31, 2008, 73% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. More than 80% of new clients select some form of employee payment services. For the first three methods, we electronically collect net payroll from the clients’ bank account, typically one day before payday, and provide payment to the employee on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by clients, we earn interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.

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

Comprehensive human resource outsourcing services:  Paychex Premier provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. Paychex Premier offers businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our Professional Employer Organization (“PEO”) provides businesses with primarily the same services as Paychex Premier, except we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. Our PEO service is available primarily for clients domiciled in select U.S. states where the utilization of PEOs is more prevalent. We offer our PEO service through our subsidiary, Paychex Business Solutions, Inc. For the two comprehensive human resource outsourcing services, the client pays a fee per employee per processing period. As of May 31, 2008, our comprehensive human resource outsourcing serviced approximately 439,000 client employees.

Retirement services administration:  Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. Clients utilizing this service are charged a one-time set up fee, a monthly recurring fee, and a fee per employee. We earn a fee approximating thirty-five basis points from the external managers based on the total asset value of client employee 401(k) funds. The asset value of client employee 401(k) funds externally managed totaled approximately $9.7 billion as of May 31, 2008. Retirement services were utilized by approximately 48,000 clients as of May 31, 2008.

Workers’ compensation insurance services:  Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. We provide workers’ compensation insurance services through our licensed insurance agency, acting as general agent to provide insurance through a variety of insurance carriers who are underwriters. Our Workers’ Compensation Payment Service uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. Our Workers’ Compensation Report Service provides our clients with comprehensive information to allow them to better manage workers’ compensation insurance costs. As of May 31, 2008, approximately 72,000 clients utilized our workers’ compensation insurance services.

Health and benefits services:  We offer health and benefits services through our licensed insurance agency, acting as general agent to provide insurance through a variety of carriers who are underwriters. Our services include shopping for the best plans, providing comparisons of national and regional insurers to match features and affordability to the client’s needs, informing and enrolling employees, tracking additions and terminations, calculating and initiating payroll deductions, communicating with the insurance carriers, and assisting with renewal of policies. These services simplify the insurance process while allowing access to group rates, which allow our clients to offer valuable benefits to their employees at an affordable cost.

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

Other human resource services and products:  We offer the outsourcing of plan administration under section 125 of the Internal Revenue Code, allowing employees to use pre-tax dollars to pay for certain health insurance benefits and health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services. We offer state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other Human Resource Services products include employee handbooks, management manuals, and personnel and required regulatory forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Sales and Marketing

We market our services primarily through our direct sales force based in the metropolitan markets we serve. Our sales representatives specialize in Payroll or Human Resource Services. For the year ending May 31, 2009, our sales force is expected to total approximately 2,325 and is comprised of the following categories of sales representatives:

Payroll	1,535
Retirement services administration and other human resource services	340
Comprehensive human resource outsourcing services	220
Licensed agents for workers’ compensation insurance	65
Licensed agents for health and benefits services	130
Time and attendance solutions	35

Total sales representatives	2,325

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately two-thirds of our new clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program. As of May 31, 2008, more than 20,000 CPA firms nationwide participated in this program, which includes our payroll services and retirement services administration.

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

Employees

As of May 31, 2008, we employed approximately 12,200 people. None of our employees were covered by collective bargaining agreements.

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

Other

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be

issued in connection with our 2008 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

We may be adversely impacted by any failure of third-party service providers to perform their functions:   As part of providing services to clients, we rely on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

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

We may not be able to keep pace with changes in technology:   To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

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

We may have an adverse outcome of legal matters, which could harm our business:   We are subject to various claims and legal matters that arise in the normal course of business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters. As of May 31, 2008, we have a reserve of $23.0 million for pending litigation. Refer to Item 3 of this Form 10-K for additional disclosure regarding legal proceedings. In light of the litigation reserve recorded, our management currently believes that resolution of outstanding legal matters will not have a material adverse effect on our financial position or results of our operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse effect on our financial position and results of operations in the period in which any such effect is recorded.

We may experience a loss as the result of our clients having insufficient funds to cover payments we have made on their behalf to applicable tax or regulatory agencies and employees:   As part of the payroll processing service, we are authorized by our clients to transfer money from their bank accounts to fund amounts owed to their employees and applicable tax or regulatory agencies. It is possible that we would be held liable for such amounts in the event the client has insufficient funds to cover them. We have made in the past, and may make in the future, payments on our clients’ behalf for which we are not reimbursed, resulting in a loss to us.

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

We may be exposed to additional risks related to foreign operations as a result of our business in Germany:   As of May 31, 2008, we serviced approximately 1,200 clients in Germany. As a result, our business is subject to political and economic instability unrelated to our operations in the U.S. Additionally, our business in Germany exposes us to currency fluctuations, and we must operate under legal and tax regulations that differ from those of the U.S. We do not currently hedge our foreign currency transactions due to the relatively insignificant amounts. Our entry into foreign operations requires a significant investment and management’s attention. There can be no assurance that our investment in Germany will produce expected levels of revenue or that other factors noted previously will not harm our business.

Quantitative and qualitative disclosures about market risk:   Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2008:

Square feet

Owned facilities:
Rochester, New York(1)	668,000
Other U.S. locations	105,000

Total owned facilities	773,000

Leased facilities:
Rochester, New York	151,000
Other U.S. locations	2,461,000
Germany	1,200

Total leased facilities	2,613,200

(1)	Includes the 140,000-square-foot building complex of our corporate headquarters located at 911 Panorama Trail South, Rochester, New York 14625.

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

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in our prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, its former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with our indemnification agreements with our senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. In 2005, a decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California (the “district court”) with respect to the Company’s dispute with one of the remaining two licensees. On April 18, 2008, the Ninth Circuit Court of Appeals affirmed the district court’s ruling enforcing the contractual limitation of liability clause, but reversed for trial on the issue of tortuous interference with contract. That case has been remanded to the district court for further proceedings. In 2007, a verdict was issued in the only other remaining licensee case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict.

We have a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2008 to account for settlements and incurred litigation expenditures. Our reserve for all pending litigation totaled $23.0 million as of May 31, 2008, and is included in current liabilities on the Consolidated Balance Sheets contained in Item 8 of this Form 10-K.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2008.

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

As of June 30, 2008, there were 18,469 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 8,891 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,798 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2008 and for the year ended May 31, 2007 (“fiscal 2007”) are as follows:

	Fiscal 2008			Fiscal 2007
			Cash			Cash
			dividends			dividends
	Sales prices		declared per	Sales prices		declared per
	High	Low	share	High	Low	share

First quarter	$47.14	$38.69	$0.30	$39.89	$32.98	$0.16
Second quarter	$45.65	$37.05	$0.30	$40.57	$34.65	$0.21
Third quarter	$40.68	$31.35	$0.30	$42.50	$38.66	$0.21
Fourth quarter	$37.47	$30.09	$0.30	$41.10	$36.08	$0.21

The closing price of our common stock as of May 30, 2008, as reported on the NASDAQ Global Select Market, was $34.55 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2003, in Paychex, Inc. common stock, the S&P Data Processing and Outsourced Services (the “S&P S(DP)”) Index, and the S&P 500 Index. The S&P S(DP) Index includes a representative peer group of companies, and includes

Paychex, Inc. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. All comparisons of stock price performance shown assume reinvestment of dividends.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2003	2004	2005	2006	2007	2008

Paychex, Inc.	100.00	124.53	97.47	125.90	141.47	124.89
S&P 500	100.00	118.33	128.07	139.14	170.85	159.41
S&P S(DP)	100.00	110.40	107.84	124.51	151.15	137.32

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2008	2007(1)	2006	2005	2004(2)

Service revenue	$1,934,536	$1,752,868	$1,573,797	$1,384,674	$1,240,093
Interest on funds held for clients	131,787	134,096	100,799	60,469	54,254

Total revenue	$2,066,323	$1,886,964	$1,674,596	$1,445,143	$1,294,347
Operating income	$828,267	$701,548	$649,571	$533,775	$433,315
As a % of total revenue	40%	37%	39%	37%	33%
Net income	$576,145	$515,447	$464,914	$368,849	$302,950
As a % of total revenue	28%	27%	28%	26%	23%
Diluted earnings per share	$1.56	$1.35	$1.22	$0.97	$0.80
Cash dividends per common share	$1.20	$0.79	$0.61	$0.51	$0.47
Purchases of property and equipment	$82,289	$79,020	$81,143	$70,686	$50,562
Total assets	$5,309,791	$6,246,519	$5,549,302	$4,617,418	$3,950,203
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,196,642	$1,952,248	$1,654,843	$1,385,676	$1,199,973
Return on stockholders’ equity	39%	28%	30%	28%	28%

(1)	Includes $25.7 million of stock-based compensation costs and an expense charge of $38.0 million to increase the litigation reserve.

(2)	Includes an expense charge of $35.8 million to increase the litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2008 (“fiscal 2008”), May 31, 2007 (“fiscal 2007”), and May 31, 2006 (“fiscal 2006”), and our financial condition as of May 31, 2008. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

Our Payroll services are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefits needs, and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).

Our Human Resource Services primarily include:

•	comprehensive human resource outsourcing services, which include Paychex Premier® Human Resources and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	workers’ compensation insurance services;

•	health and benefits services;

•	time and attendance solutions; and

•	other human resource services and products.

We mainly earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance while providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.

Fiscal 2008 was our eighteenth consecutive year of record total revenue, net income, and diluted earnings per share. It was also a milestone year for us as total revenue exceeded $2.0 billion for the first time. Our financial results for fiscal 2008 included the following highlights:

•	Diluted earnings per share increased 16% to $1.56 per share.

•	Net income increased 12% to $576 million.

•	Total revenue increased 10% to $2 billion.

•	Payroll service revenue increased 8% to $1.5 billion and Human Resource Services revenue increased 19% to $0.5 billion.

•	Operating income increased 18% to $828 million.

•	Cash flow from operations increased 15% to $725 million.

•	Dividends of $442 million were paid to stockholders, representing 77% of net income.

In July 2007, our Board of Directors (the “Board”) approved a 43% increase in our quarterly dividend payment to $0.30 per share from $0.21 per share. In August 2007, we commenced our program to repurchase up to $1.0 billion of Paychex, Inc. common stock. We completed this program in December 2007, repurchasing a total of 23.7 million shares for $1.0 billion.

Our financial performance for fiscal 2008 was largely due to service revenue growth of 10% over the prior fiscal year. This growth in service revenue was attributable to client base growth, higher check volume, price increases, and growth in the utilization of our ancillary services. The weakening economy and declining interest rates negatively impacted our total revenues for fiscal 2008. However, continued leveraging of our expenses allowed us to achieve solid profit results during this fiscal year.

Our financial performance was impacted by decreases in interest rates earned on our funds held for clients and corporate investment portfolios. The Federal Funds rate declined 325 basis points in fiscal 2008 to 2.00% as of May 31, 2008. Our combined interest on funds held for clients and investment income, net, decreased 10% for fiscal 2008 as a result of these declining rates, as well as lower corporate invested balances due to the funding of the stock repurchase program. The combined investment portfolio earned an average rate of return of 3.7% for fiscal 2008, compared to 4.0% for fiscal 2007 and 3.2% for fiscal 2006. The impact of changing interest rates and related risks is discussed in more detail in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2008, we had no exposure to high-risk or illiquid investments. Refer to the “Investment Portfolio Overview” section of this Item 7 for more information.

In addition to reporting operating income, a generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2007 to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the Securities and Exchange Commission (“SEC”). As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 15% to $696.5 million for fiscal 2008 compared to $605.4 million for fiscal 2007 and $548.8 million for fiscal 2006.

We continue to make investments in our business as part of our growth strategy. Some of these investments include the following:

Growing the client base and increasing utilization of ancillary services: Our client base increased to approximately 572,000 clients as of May 31, 2008. This compares with approximately 561,000 clients as of May 31, 2007, and approximately 543,000 clients as of May 31, 2006. Client base growth was 2.0% for fiscal 2008, compared with 3.3% for fiscal 2007 and 4.0% for fiscal 2006. Net client growth in fiscal 2008 reflected weaker economic conditions including, among others, a reduced level of new business starts in the markets we serve and an approximately 11% increase in the number of clients who went out of business or no longer had any employees compared to fiscal 2007.

Growth opportunities continue to exist in our target market of small- to medium-sized businesses, and accordingly we continue to increase the size of our various sales forces. The following table summarizes the expected composition of our sales force in the year ending May 31, 2009 (“fiscal 2009”) with comparisons from fiscal 2007:

	Expected
Year ended May 31,	2009	Change	2008	Change	2007

Payroll	1,535	2%	1,505	6%	1,415
Retirement services administration and other human resource services	340	6%	320	12%	285
Comprehensive human resource outsourcing services	220	7%	205	8%	190
Licensed agents for workers’ compensation insurance	65	8%	60	9%	55
Licensed agents for health and benefits services	130	37%	95	73%	55
Time and attendance solutions	35	—	35	—	35

Total sales representatives	2,325	5%	2,220	9%	2,035

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

As of May 31,	2008	2007	2006

Payroll tax administration services penetration	93%	93%	92%
Employee payment services penetration	73%	71%	68%
Retirement services clients	48,000	44,000	38,000
Comprehensive human resource outsourcing services client employees served	439,000	373,000	295,000
Workers’ compensation insurance clients	72,000	62,000	52,000

Service and product initiatives:  During fiscal 2008, we made investments to broaden our portfolio of services and products. This included expanding the services offered to our MMS clients to strengthen our software-as-a-service solution to meet the payroll and human resource administrative needs of our clients. These enhancements include the following:

•	Acquired BeneTrac, a powerful web-based employee benefits management and administration system, and provided enhanced integration with the Paychex Preview® software.

•	Entered into a strategic alliance with Taleo Corporation to offer Taleo’s online recruiting and hiring management tools to help our clients hire and retain talented employees.

•	Offered Paychex Preview software in a secure web-hosted environment as an alternative to the traditional PC-based system.

•	Introduced our Workers’ Compensation Payment Service to our MMS clients.

In addition, other fiscal 2008 initiatives included the following:

•	Continued expansion of our health insurance services nationwide, simplifying the process for our clients in obtaining coverage through our network of national and regional insurers.

•	Ongoing enhancements to our 401(k) products to increase functionality and flexibility, strengthening our position as the market leader and maintaining the highest level of client retention of any of our products.

•	Introduced a Flexible Spending Account debit card offering clients’ employees an easy, convenient way to access their funds.

Business acquisitions:  We may supplement our growth from time to time through strategic acquisitions when opportunities arise. In August 2007, we acquired Hawthorne Benefit Technologies, Inc. and its BeneTrac technology, a powerful web-based employee benefits management and administrative system, previously mentioned as an enhancement to services for our MMS clients.

Focus on customer service:  We have always focused on customer service and the maximization of client retention. For fiscal 2008, client satisfaction results were at an all-time high and client retention was approximately 80% of our beginning of the year client base.

Financial position:  As of May 31, 2008, we maintained a strong financial position with cash and total corporate investments of $434.8 million. Our primary source of cash is our ongoing operations. Cash flow from operations increased 15% to $724.7 million for fiscal 2008. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of May 31, 2008, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2008, 2007, and 2006, and our financial position as of May 31, 2008, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Investment Portfolio Overview

We invest in highly liquid, investment-grade fixed income securities, primarily with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We have no exposure to any sub-prime mortgage securities, auction rate securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We do not utilize derivative financial instruments to manage interest rate risk.

We exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. Our variable rate demand notes (“VRDNs”) are rated A-1/P-1 and must have a liquidity facility issued by highly rated financial institutions. Our current exposure to VRDN bond insurers is limited to Financial Security Assurance (“FSA”).

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2008	2007	2006

Average investment balances:
Funds held for clients	$3,408.9	$3,275.9	$3,080.3
Corporate investments	716.7	1,109.5	840.3

Total	$4,125.6	$4,385.4	$3,920.6

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	3.7%	4.0%	3.2%
Corporate investments	3.7%	3.7%	2.9%
Combined funds held for clients and corporate investments	3.7%	4.0%	3.2%
Net realized gains:
Funds held for clients	$6.4	$1.7	$0.9
Corporate investments	—	0.4	0.1

Total	$6.4	$2.1	$1.0

$ in millions
As of May 31,	2008	2007	2006

Net unrealized gains/(losses) on available-for-sale securities(1)	$24.8	$(14.9)	$(22.0)
Federal Funds rate	2.00%	5.25%	5.00%
Three-year “AAA” municipal securities yield	2.65%	3.71%	3.65%
Total fair value of available-for-sale securities	$3,353.5	$4,975.5	$3,852.4
Average duration of available-for-sale securities in years(2)	2.7	2.5	2.0
Weighted-average yield-to-maturity of available-for-sale securities(2)	3.4%	3.7%	3.0%

(1)	The net unrealized gain of our investment portfolios was approximately $23.3 million as of July 11, 2008.

(2)	These items exclude the impact of VRDNs and auction rate securities as they are tied to short-term interest rates.

Outlook

Our current outlook for fiscal 2009 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. We estimate the earnings effect of a 25-basis-point increase or decrease in the

Federal Funds rate at the present time would be approximately $4.5 million, after taxes, for the next twelve-month period. Projected revenue and net income growth for fiscal 2009 are as follows:

Payroll service revenue	7%	—	8%
Human Resource Services revenue	19%	—	22%
Total service revenue	9%	—	11%
Interest on funds held for clients	(30)%	—	(25)%
Total revenue	7%	—	9%
Investment income, net	(60)%	—	(55)%
Net income	2%	—	4%

Growth in operating income, net of certain items, is expected to approximate 13% for fiscal 2009. The effective income tax rate is expected to approximate 34% throughout fiscal 2009. The tax rate is higher than for fiscal 2008 due to anticipated lower levels of tax-exempt income from securities held in our investment portfolios.

Interest on funds held for clients and investment income are expected to be impacted by interest rate volatility. Based upon current interest rate and economic conditions, we expect interest on funds held for clients and investment income, net, to decrease by the following amounts in the respective quarters of fiscal 2009:

	Interest on funds held	Investment income,
Fiscal 2009	for clients	net

First quarter	(25)% — (30)%	(80)%
Second quarter	(25)% — (30)%	(65)%
Third quarter	(35)%	(20)%
Fourth quarter	(20)%	—

Our stock repurchase program commenced in August 2007 and completed in December 2007 is expected to impact net income and diluted earnings per share growth for the first two quarters of fiscal 2009, with diluted earnings per share growing at a higher rate than net income. Fiscal 2009 diluted weighted-average shares outstanding are expected to be comparable to the diluted weighted-average shares outstanding for the three months ended May 31, 2008.

Purchases of property and equipment in fiscal 2009 are expected to be in the range of $80 million to $85 million. Fiscal 2009 depreciation expense is projected to be approximately $68 million, and we project amortization of intangible assets for fiscal 2009 to be approximately $20 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2008	Change	2007	Change	2006

Revenue:
Payroll service revenue	$1,462.7	8%	$1,356.6	9%	$1,248.9
Human Resource Services revenue	471.8	19%	396.2	22%	324.9

Total service revenue	1,934.5	10%	1,752.8	11%	1,573.8
Interest on funds held for clients	131.8	(2)%	134.1	33%	100.8

Total revenue	2,066.3	10%	1,886.9	13%	1,674.6
Combined operating and SG&A expenses	1,238.0	4%	1,185.4	16%	1,025.0

Operating income	828.3	18%	701.5	8%	649.6
As a % of total revenue	40%		37%		39%
Investment income, net	26.5	(36)%	41.7	66%	25.2

Income before income taxes	854.8	15%	743.2	10%	674.8
As a % of total revenue	41%		39%		40%
Income taxes	278.7	22%	227.8	9%	209.9

Net income	$576.1	12%	$515.4	11%	$464.9

As a % of total revenue	28%		27%		28%
Diluted earnings per share	$1.56	16%	$1.35	11%	$1.22

Revenue:  Payroll service revenue increased 8% for fiscal 2008 and 9% for fiscal 2007 to $1.5 billion and $1.4 billion, respectively. The increases in Payroll service revenue were primarily attributable to client base growth, higher check volume, price increases, and growth in utilization of our ancillary payroll services. In fiscal 2008, we had seen signs of a weakening economy, indicated by a more difficult than normal third quarter selling season and increases in clients going out of business or no longer having any employees.

As of May 31, 2008, 93% of clients utilized our payroll tax administration services compared with 93% as of May 31, 2007 and 92% as of May 31, 2006. Our employee payment services were utilized by 73% of our clients as of May 31, 2008, compared with 71% as of May 31, 2007 and 68% as of May 31, 2006. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.

Human Resource Services revenue increased 19% for fiscal 2008 and 22% for fiscal 2007 to $471.8 million and $396.2 million, respectively. The following factors contributed to Human Resource Services revenue growth for fiscal 2008 and fiscal 2007:

As of May 31,	2008	Change	2007	Change	2006

Retirement services clients	48,000	9%	44,000	16%	38,000
Comprehensive human resource outsourcing services client employees served	439,000	18%	373,000	26%	295,000
Workers’ compensation insurance clients	72,000	17%	62,000	19%	52,000
Asset value of retirement services client employees’ funds (in billions)	$9.7	11%	$8.7	34%	$6.5

In addition, revenue from health and benefits services was $12.3 million for fiscal 2008, a 93% increase from fiscal 2007, and revenue from BeneTrac was $8.4 million for fiscal 2008.

The decrease in interest on funds held for clients for fiscal 2008 compared to fiscal 2007 was the result of lower average interest rates earned offset by higher average investment balances and higher realized gains on sales of available-for-sale securities. Interest on funds held for clients increased in fiscal 2007 compared to fiscal 2006 as a result of higher average interest rates earned and higher average investment balances. The higher average investment balances in both fiscal 2008 and fiscal 2007 were driven by client base growth, wage inflation, check volume growth within our current client base, and increased utilization of our payroll tax administration services and employee payment services. Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for the fiscal year ended May 31:

In millions	2008	Change	2007	Change	2006

Compensation-related expenses	$804.7	10%	$728.3	11%	$656.8
Stock-based compensation costs	25.4	(1)%	25.7	100%	—
Facilities expenses	57.4	7%	53.8	11%	48.3
Depreciation of property and equipment	61.4	8%	56.8	10%	51.6
Amortization of intangible assets	19.2	16%	16.6	11%	14.9
Other expenses	269.9	1%	266.2	5%	253.4

	1,238.0	8%	1,147.4	12%	1,025.0
Expense charge to increase the litigation reserve	—	(100)%	38.0	100%	—

Total operating and SG&A expenses	$1,238.0	4%	$1,185.4	16%	$1,025.0

During fiscal 2007, we recorded an expense charge of $38.0 million to increase our litigation reserve to account for settlements and for anticipated costs relating to pending legal matters. Refer to Note M of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on pending legal matters.

Excluding the expense charge to increase the litigation reserve, combined operating and SG&A expenses increased 8% for fiscal 2008 and 12% for fiscal 2007. This was primarily the result of increases in personnel and other costs related to selling and retaining clients, and promoting new services. Fiscal 2008 expense growth benefited from continued leveraging in response to weakening economic conditions. Fiscal 2007 was impacted by the recognition of $25.7 million of expense related to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment.” Fiscal 2007 growth rates were also impacted by comparison to higher than normal levels of sales expense for fiscal 2006 as our sales force exceeded its targets. As of May 31, 2008, we had approximately 12,200 employees compared with approximately 11,700 as of May 31, 2007 and 10,900 as of May 31, 2006.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to higher levels of capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client lists acquisitions, which are amortized using either straight-line or accelerated methods. Amortization increased in fiscal 2008 as a result of intangibles from acquisitions during the fiscal year. Amortization increased in fiscal 2007 mainly due to the termination of our client-servicing arrangement with New England Business Services, Inc. (“NEBS®”) and the purchasing of the right to service the related clients. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.

Operating income:  Operating income growth was 18% for fiscal 2008 and 8% for fiscal 2007. The increases in operating income for fiscal 2008 and fiscal 2007 were attributable to the factors previously discussed.

Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2007 to increase the litigation reserve. Refer to the discussion of operating income, net of certain items, in the “Overview” section of this Item 7. Operating income, net of certain items, is as follows for the year ended May 31:

In millions	2008	Change	2007	Change	2006

Operating income	$828.3	18%	$701.5	8%	$649.6
Excluding:
Interest on funds held for clients	(131.8)	(2)%	(134.1)	33%	(100.8)
Expense charge to increase the litigation reserve	—	(100)%	38.0	100%	—

Operating income, net of certain items	$696.5	15%	$605.4	10%	$548.8

The growth in operating income, net of certain items, for fiscal 2007 was impacted by the adoption of SFAS No. 123R effective June 1, 2006, requiring recognition of $25.7 million of stock-based compensation costs in fiscal 2007. No stock-based compensation costs were recognized in the results of operations for fiscal 2006.

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for fiscal 2008 compared with fiscal 2007 was primarily due to lower average investment balances, resulting from the funding of the stock repurchase program. The increase in investment income for fiscal 2007 compared with fiscal 2006 was mainly due to higher average interest rates earned and higher average portfolio balances resulting from investment of cash generated from ongoing operations.

Income taxes:  Our effective income tax rate was 32.6% for fiscal 2008, compared with 30.7% for fiscal 2007, and 31.1% for fiscal 2006. The increase in our effective income tax rate for fiscal 2008 was primarily the result of lower levels of tax-exempt income, which is derived primarily from municipal debt securities in the funds held for clients and corporate investment portfolios, and a higher effective state income tax rate as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” The decrease in our effective income tax rate for fiscal 2007 was primarily the result of higher levels of tax-exempt income and a lower effective state income tax rate. For fiscal 2008 and 2007, the effective tax rate was impacted by non-deductible compensation related to incentive stock option grants. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net income and earnings per share:  Net income growth was 12% for fiscal 2008 and 11% for fiscal 2007 increasing to $576.1 million and $515.4 million, respectively. These increases were attributable to the factors previously discussed, including, in fiscal 2007, the increase to the litigation reserve of $38.0 million. Fiscal 2007 growth was also impacted by the $25.7 million of stock-based compensation costs due to the June 1, 2006 adoption of SFAS No. 123R. Diluted earnings per share increased 16% in fiscal 2008 to $1.56 per share and 11% in fiscal 2007 to $1.35 per share. Diluted earnings per share for fiscal 2008 increased at a rate higher than net income growth due to a lower number of weighted-average shares outstanding resulting from the stock repurchase program.

Liquidity and Capital Resources

As of May 31, 2008, we had $434.8 million in cash and total corporate investments. Cash and total corporate investments as of May 31, 2008, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

As of May 31, 2008, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2008 or as of May 31, 2008.

As of May 31, 2008, we had irrevocable standby letters of credit outstanding totaling $71.5 million, required to secure commitments for certain of our insurance policies and bonding requirements. These letters of credit expire at various dates between July 2008 and December 2012 and are secured by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2008 or as of May 31, 2008.

We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2008. The table below summarizes our estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other liabilities on the Consolidated Balance Sheets as of May 31, 2008:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$169.3	$44.9	$75.0	$36.0	$13.4
Purchase obligations(2)	62.2	38.6	21.9	0.9	0.8
Other liabilities(3)	0.9	0.4	0.3	0.2	—

Total(4)	$232.4	$83.9	$97.2	$37.1	$14.2

(1)	Operating leases are primarily for office space and equipment used in our branch operations. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage Payroll Services Inc. (“Advantage”) and InterPay Inc., which are included in the table above with other liabilities.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $6.9 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other liabilities represent business acquisition reserves and are reflected in the Consolidated Balance Sheets as of May 31, 2008 with $0.4 million in other current liabilities and $0.5 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $48.0 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

(4)	The liability for uncertain tax positions was approximately $17.7 million as of May 31, 2008, including tax, penalty, and interest. We adopted FIN 48 on June 1, 2007 and increased the liability to $10.9 million. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows and have excluded these liabilities from the table above. However, at this time, we do not expect a significant payment relating to these obligations within the next year.

Advantage has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal 2008 and fiscal 2007 was $15.3 million and $15.2 million, respectively.

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

We currently self-insure the deductible portion of various insured exposures under certain of our employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

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

Reclassification Within Consolidated Statements of Cash Flows

Client fund obligations represent our contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, we have reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any periods presented. Refer to Note B to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on this reclassification.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2008	2007	2006

Net income	$576.1	$515.4	$464.9
Non-cash adjustments to net income	125.4	144.7	99.5
Cash provided by/(used in) changes in operating assets and liabilities	23.2	(28.9)	4.8

Net cash provided by operating activities	$724.7	$631.2	$569.2

The increase in our operating cash flows for fiscal 2008 and fiscal 2007 reflects higher net income adjusted for non-cash items and changes in operating assets and liabilities. The decrease in non-cash adjustments to net income for fiscal 2008 was primarily attributable to the expense charge of $38.0 million to increase the litigation reserve in fiscal 2007, offset by an increase in the provision for deferred income taxes. The increase in non-cash adjustment for fiscal 2007 was primarily attributable to the charge to increase the litigation reserve and $25.7 million in stock-based compensation costs due to the adoption of SFAS No. 123R. The fluctuations in our operating assets and liabilities between periods were primarily related to lower interest receivable balances in fiscal 2008 and the timing of collection and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2008	2007	2006

Net change in funds held for clients and corporate investment activities	$1,067.3	$(713.4)	$(844.8)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(81.6)	(78.9)	(81.1)
Acquisitions of businesses, net of cash acquired	(32.9)	(3.1)	(0.7)
Purchases of other assets	(19.6)	(21.6)	(4.3)

Net cash provided by/(used in) investing activities	$933.2	$(817.0)	$(930.9)

Funds held for clients and corporate investments:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. For fiscal 2008, the net change in funds held for clients and corporate investments also reflected the effects of the $1.0 billion stock repurchase program as funds used for this program were not invested in securities. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.

Purchases of long-lived assets:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal 2008, fiscal 2007, and fiscal 2006, we purchased approximately $4.4 million, $2.8 million, and $4.6 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board. Construction in progress totaled $52.1 million and $46.5 million as of May 31, 2008 and 2007, respectively. Of these costs, $51.6 million and $39.5 million represent software being developed for internal use as of May 31, 2008 and 2007, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time we begin amortization of the costs. We expect amortization of a significant portion of the internal use software costs in construction in progress to begin in fiscal 2009, and to be amortized over fifteen years.

Other assets increased for fiscal 2008 due to purchases of customer lists. Other assets increased for fiscal 2007 mainly due to the termination of our client-servicing arrangement with NEBS and the purchasing of the right to service the related clients. During fiscal 2008, we paid $32.9 million related to acquisitions of businesses, compared with $3.1 million and $0.7 million for fiscal 2007 and 2006, respectively.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2008	2007	2006

Net change in client fund obligations	$(198.7)	$376.1	$620.8
Repurchases of common stock	(1,000.0)	—	—
Dividends paid	(442.1)	(301.3)	(231.5)
Proceeds from exercise of stock options	58.7	43.2	32.1
Excess tax benefit related to exercise of stock options	9.1	9.7	—

Net cash (used in)/provided by financing activities	$(1,573.0)	$127.7	$421.4

Cash dividends per common share	$1.20	$0.79	$0.61

Net change in client fund obligations:  The client fund obligations liability will vary based on the timing of collecting client funds, and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days.

Repurchases of common stock:  During fiscal 2008, we completed our stock repurchase program, which commenced in August 2007, and repurchased 23.7 million shares for a total of $1.0 billion.

Dividends paid:  In July 2007, our Board approved an increase of 43% in the quarterly dividend payment to $0.30 per share from $0.21 per share. In October 2006, our Board approved an increase of 31% in the quarterly dividend payment to $0.21 per share from $0.16 per share. The dividends paid as a percentage of net income totaled 77%, 58%, and 50% for fiscal 2008, fiscal 2007, and fiscal 2006, respectively. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:  The increase in proceeds from the exercise of stock options for fiscal 2008 compared with fiscal 2007, and for fiscal 2007 compared with fiscal 2006, was primarily due to an increase in the number of stock options exercised and an increase in the average exercise price per share. Common shares acquired through exercise of stock options for fiscal 2008 were 2.0 million shares compared with 1.8 million shares for fiscal 2007 and 1.7 million shares for fiscal 2006. We have recognized an excess tax benefit from the exercise of stock options of $9.1 million for fiscal 2008 and $9.7 million for fiscal 2007 that is reflected in cash flows from financing activities in accordance with SFAS No. 123R, as adopted on June 1, 2006. For fiscal 2006, we recognized tax benefits related to exercise of stock options of $11.6 million that are reflected in cash flows from operating activities. Refer to Note C to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock incentive plans.

Other

New accounting pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. We expect to adopt SFAS No. 157, except for this deferral, in our fiscal year beginning June 1, 2008. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 159 in our fiscal year beginning June 1, 2008. We do not expect this statement to have a material effect on our results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under SFAS No. 123R. Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on our results of operations or financial position.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1, as issued, was effective for fiscal years beginning on or after December 15, 2007, and was applicable for our fiscal year beginning June 1, 2008. SOP 07-1 was indefinitely deferred by the FASB in February 2008.

In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:

•	SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”

SFAS No. 141R provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to our fiscal year beginning June 1, 2009. Early adoption is prohibited. We are currently evaluating both standards but do not expect their adoption to have a material effect on our results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to our fiscal year beginning June 1, 2009. We do not anticipate that the adoption of this FSP will have an impact on our results of operations or financial condition.

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, neither of which is anticipated to have any impact to our results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;” and

•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion, $2.6 billion, and $2.4 billion for fiscal 2008, 2007, and 2006, respectively.

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

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collecting, holding, and remitting of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.

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

In fiscal 2008 and fiscal 2007, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. Our maximum individual claims liability was $1,000,000 under the fiscal 2008 policy and $750,000 under the fiscal 2007 policy.

We had recorded the following amounts on our Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In millions	2008	2007

Prepaid expense	$2.6	$2.7
Current liability	$8.4	$7.0
Long-term liability	$18.3	$21.3

Valuation of investments:  Our investments in available-for-sale securities are reported at fair value. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value are included in comprehensive income, net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. However, changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On our Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.

We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings, and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer. We periodically review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumption related to any particular investment.

Goodwill and other intangible assets:  We have $433.3 million of goodwill recorded on our Consolidated Balance Sheet as of May 31, 2008, resulting from acquisitions of businesses. Goodwill is not amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual review in our fiscal fourth quarter. Based on the results of our goodwill impairment review, no impairment loss was recognized in the results of operations for fiscal 2008 or fiscal 2007. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

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

Contingent liabilities:  We are subject to various claims and legal matters that arise in the normal course of business. As of May 31, 2008, we had approximately $23.0 million of reserves for pending litigation. Based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated, we deem this amount adequate. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in our strategies or assumptions related to any particular matter. In light of the litigation reserve recorded, we currently believe that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and our results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note M in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Stock-based compensation costs:  Effective June 1, 2006, we adopted SFAS No. 123R, which requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in our Consolidated Financial Statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. We estimate expected option life based on historical exercise behavior.

Under SFAS No. 123R, we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change, with the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards. We also maintain a reserve for uncertain tax position as a result of the adoption of FIN 48 on June 1, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially effect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. In seeking to minimize the risks and/or costs associated with such activities, we generally direct investments towards high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years.

As of May 31, 2008, we had no exposure to any sub-prime mortgage securities, auction rate securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We do not utilize derivative financial instruments to manage our interest rate risk.

We exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. Our VRDNs are rated A-1/P-1 and must have a liquidity facility issued by highly rated financial institutions. Our current exposure to VRDN bond insurers is limited to FSA.

Our investment portfolios and the earnings from these portfolios have been impacted by the fluctuations in interest rates. During fiscal 2008, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 3.7% compared with 4.0% for fiscal 2007 and 3.2% for fiscal 2006. The Federal Funds rate decreased 325 basis points in fiscal 2008 and was 2.00% as of May 31, 2008. This compares to an increase in the Federal Funds rate of 25 basis points in fiscal 2007 and 200 basis points in fiscal 2006. A lower Federal Funds rate impacts the average interest rate we earn on our portfolios. While interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes.

During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time will decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2008 had an average duration of 2.7 years, excluding the impact of VRDNs tied to short-term interest rates, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2008
In millions	Cost	Fair value

Maturity date:
Due in one year or less	$230.9	$231.7
Due after one year through three years	689.8	699.0
Due after three years through five years	501.3	509.2
Due after five years	1,906.8	1,913.6

Total	$3,328.8	$3,353.5

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2008	2007	2006

Federal Funds rate — beginning of fiscal year	5.25%	5.00%	3.00%
Rate increase:
First quarter	—	0.25	0.50
Second quarter	(0.75)	—	0.50
Third quarter	(1.50)	—	0.50
Fourth quarter	(1.00)	—	0.50

Federal Funds rate — end of fiscal year	2.00%	5.25%	5.00%

Three-year “AAA” municipal securities yields — end of fiscal year	2.65%	3.71%	3.65%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments; and

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous.

Subject to these factors, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.1 billion for fiscal 2008. Our normal and anticipated allocation is approximately 55% invested in short-term securities and available-for-sale securities with an average duration of 35 days, and 45% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $24.8 million as of May 31, 2008, compared with a net unrealized loss of $14.9 million as of May 31, 2007. The change resulted from decreases in long-term market interest rates. During fiscal 2008, the investment portfolios ranged from a net unrealized loss of $24.3 million to a net unrealized gain of $48.7 million. During fiscal 2007, the net unrealized loss ranged from $29.5 million to $1.1 million. The net unrealized gain of our investment portfolios was approximately $23.3 million as of July 11, 2008.

As of May 31, 2008 and May 31, 2007, we had $3.4 billion and $5.0 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.4% and 3.7%, as of May 31, 2008 and May 31, 2007, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as auction securities and VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2008, would be approximately $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.

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

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Paychex, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written Code of Business Ethics and Conduct adopted by our Company’s Board of Directors, applicable to all Company Directors and all officers and employees of our Company.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants and the chief internal auditor without management present to ensure that the independent public accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2008 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2008.

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

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, on June 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
July 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited Paychex, Inc.’s internal control over financial reporting as of May 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2008 of Paychex, Inc., and our report dated July 14, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
July 14, 2008

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2008	2007	2006

Revenue:
Service revenue	$1,934,536	$1,752,868	$1,573,797
Interest on funds held for clients	131,787	134,096	100,799

Total revenue	$2,066,323	$1,886,964	1,674,596
Expenses:
Operating expenses	660,735	615,479	560,255
Selling, general and administrative expenses	577,321	569,937	464,770

Total expenses	1,238,056	1,185,416	1,025,025

Operating income	828,267	701,548	649,571
Investment income, net	26,548	41,721	25,195

Income before income taxes	854,815	743,269	674,766
Income taxes	278,670	227,822	209,852

Net income	$576,145	$515,447	$464,914

Basic earnings per share	$1.56	$1.35	$1.23
Diluted earnings per share	$1.56	$1.35	$1.22
Weighted-average common shares outstanding	368,420	381,149	379,465
Weighted-average common shares outstanding, assuming dilution	369,528	382,802	381,351
Cash dividends per common share	$1.20	$0.79	$0.61

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

As of May 31,	2008	2007

Assets
Cash and cash equivalents	$164,237	$79,353
Corporate investments	228,727	511,772
Interest receivable	34,435	53,624
Accounts receivable, net of allowance for doubtful accounts	184,686	186,273
Deferred income taxes	7,274	23,840
Prepaid income taxes	11,236	8,845
Prepaid expenses and other current assets	27,231	24,515

Current assets before funds held for clients	657,826	888,222
Funds held for clients	3,808,085	3,973,097

Total current assets	4,465,911	4,861,319
Long-term corporate investments	41,798	633,086
Property and equipment, net of accumulated depreciation	275,297	256,087
Intangible assets, net of accumulated amortization	74,500	67,213
Goodwill	433,316	407,712
Deferred income taxes	13,818	15,209
Other long-term assets	5,151	5,893

Total assets	$5,309,791	$6,246,519

Liabilities
Accounts payable	$40,251	$46,961
Accrued compensation and related items	132,589	125,268
Deferred revenue	10,326	7,758
Litigation reserve	22,968	32,515
Other current liabilities	47,457	42,638

Current liabilities before client fund obligations	253,591	255,140
Client fund obligations	3,783,681	3,982,330

Total current liabilities	4,037,272	4,237,470
Accrued income taxes	17,728	—
Deferred income taxes	9,600	9,567
Other long-term liabilities	48,549	47,234

Total liabilities	4,113,149	4,294,271

Commitments and contingencies — Note M

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,500 shares as of May 31, 2008, and 382,151 shares as of May 31, 2007, respectively	3,605	3,822
Additional paid-in capital	431,639	362,982
Retained earnings	745,351	1,595,105
Accumulated other comprehensive income/(loss)	16,047	(9,661)

Total stockholders’ equity	1,196,642	1,952,248

Total liabilities and stockholders’ equity	$5,309,791	$6,246,519

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance as of May 31, 2005	378,629	$3,786	$240,700	$1,147,611	$(6,421)	$1,385,676
Net income				464,914		464,914
Unrealized losses on securities, net of tax					(7,905)	(7,905)

Total comprehensive income						457,009
Cash dividends declared				(231,554)		(231,554)
Exercise of stock options	1,674	17	32,108			32,125
Tax benefit from exercise of stock options			11,587			11,587

Balance as of May 31, 2006	380,303	3,803	284,395	1,380,971	(14,326)	1,654,843

Net income				515,447		515,447
Unrealized gains on securities, net of tax					4,665	4,665

Total comprehensive income						520,112
Cash dividends declared				(301,313)		(301,313)
Exercise of stock options	1,848	19	43,179			43,198
Stock-based compensation			25,690			25,690
Tax benefit from exercise of stock options			9,718			9,718

Balance as of May 31, 2007	382,151	3,822	362,982	1,595,105	(9,661)	1,952,248

Net income				576,145		576,145
Unrealized gains on securities, net of tax					25,708	25,708

Total comprehensive income						601,853
Common shares repurchased	(23,658)	(237)	(24,395)	(975,367)		(999,999)
Cash dividends declared				(442,146)		(442,146)
Exercise or lapse of stock-based awards	2,007	20	58,758			58,778
Stock-based compensation			25,535			25,535
Tax benefit from exercise of stock options			8,759			8,759
Cumulative effect of accounting change for FIN 48				(8,386)		(8,386)

Balance as of May 31, 2008	360,500	$3,605	$431,639	$745,351	$16,047	$1,196,642

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2008	2007	2006

Operating activities
Net income	$576,145	$515,447	$464,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	80,614	73,418	66,517
Amortization of premiums and discounts on available-for-sale securities	19,033	23,568	27,897
Stock-based compensation costs	25,434	25,690	—
Provision/(benefit) for deferred income taxes	3,713	(16,388)	(7,716)
Tax benefit related to exercise of stock options	—	—	11,587
Provision for allowance for doubtful accounts	3,044	2,548	2,173
Provision for litigation reserve	—	38,000	—
Net realized gains on sales of available-for-sale securities	(6,450)	(2,129)	(975)
Changes in operating assets and liabilities:
Interest receivable	19,189	(15,485)	(7,031)
Accounts receivable	(800)	986	(30,057)
Prepaid expenses and other current assets	(5,080)	(4,371)	(2,604)
Accounts payable and other current liabilities	2,715	(15,427)	37,740
Net change in other assets and liabilities	7,112	5,370	6,788

Net cash provided by operating activities	724,669	631,227	569,233

Investing activities
Purchases of available-for-sale securities	(79,919,857)	(109,642,485)	(90,551,938)
Proceeds from sales and maturities of available-for-sale securities	81,568,872	108,505,132	90,227,659
Net change in funds held for clients’ money market securities and other cash equivalents	(581,738)	423,906	(520,504)
Purchases of property and equipment	(82,289)	(79,020)	(81,143)
Proceeds from sale of property and equipment	716	116	42
Acquisition of businesses, net of cash acquired	(32,940)	(3,100)	(726)
Purchases of other assets	(19,599)	(21,586)	(4,247)

Net cash provided by/(used in) investing activities	933,165	(817,037)	(930,857)

Financing activities
Net change in client fund obligations	(198,649)	376,137	620,807
Repurchases of common stock	(999,999)	—	—
Dividends paid	(442,146)	(301,313)	(231,554)
Proceeds from exercise of stock options	58,778	43,198	32,125
Excess tax benefit related to exercise of stock options	9,066	9,718	—

Net cash (used in)/provided by financing activities	(1,572,950)	127,740	421,378

Increase/(decrease) in cash and cash equivalents	84,884	(58,070)	59,754
Cash and cash equivalents, beginning of fiscal year	79,353	137,423	77,669

Cash and cash equivalents, end of fiscal year	$164,237	$79,353	$137,423

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business and Significant Accounting Policies

Description of Business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of comprehensive payroll and integrated human resource and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the years ended May 31, 2008 (“fiscal 2008”) and 2007 (“fiscal 2007”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2008.

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

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt, with some items extending to 90 days. The Company handles all regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, net payroll is collected electronically from the clients’ bank account, typically one day before payday, and provides payment to the employee on payday.

In addition to service fees paid by clients, the Company earns interest on funds held for clients that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies or client employees. The funds held for clients and related client fund obligations are included in the Consolidated Balance Sheets as current assets and current liabilities. The amount of funds held for clients and related client fund obligations varies significantly during the year.

The Human Resource Services service and product line provides small- to medium-sized businesses with retirement services administration, workers’ compensation insurance services, health and benefit services, time and attendance solutions, and other human resource services and products. The Company’s Paychex Premier® Human Resource Services (“Paychex Premier”) provides a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (“PEO”), which provides primarily the same services as Paychex Premier, except Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides more sophisticated health care offerings to PEO clients.

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

Accounts receivable, net of allowance for doubtful accounts:   Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $4.1 million as of May 31, 2008 and $3.3 million as of May 31, 2007. Amounts reported in the Consolidated Balance Sheets approximate fair value. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. These investment portfolios also include cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net.

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

Goodwill and other intangible assets, net of accumulated amortization:   The Company has recorded goodwill in connection with the acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business is largely homogeneous and, as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2008 or fiscal 2007. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are primarily comprised of client list acquisitions and license agreements with independently owned associate offices and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either the straight-line method, an accelerated method, or based on client attrition. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Other long-term assets:  Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities. The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in its results of operations and financial position. The investments in these partnerships are accounted for under the equity method, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $2.5 million as of May 31, 2008 and $3.5 million as of May 31, 2007.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion, $2.6 billion, and $2.4 billion for fiscal 2008, fiscal 2007, and the year ended May 31, 2006 (“fiscal 2006”), respectively.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collecting, holding, and remitting of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.

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

In fiscal 2008 and fiscal 2007, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. The Company’s maximum individual claims liability was $1,000,000 under its fiscal 2008 policy and $750,000 under its fiscal 2007 policy.

The Company had recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In thousands	2008	2007

Prepaid expense	$2,612	$2,717
Current liability	$8,395	$7,001
Long-term liability	$18,294	$21,280

The amount included in prepaid expense on the Consolidated Balance Sheets relates to the fiscal year ended May 31, 2004 policy, which was a pre-funded policy.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation costs:  Effective June 1, 2006, the Company adopted “Statement of Financial Accounting Standard” (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. The Company adopted this standard using the modified-prospective transition method, and accordingly, results for the prior periods have not been restated.

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

Under SFAS No. 123R, the Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any catch-up adjustment recorded in the period of change, with the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Refer to Note C of the Notes to Consolidated Financial Statements for further discussion of the Company’s stock-based compensation plans.

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. With the adoption of SFAS No. 123R in fiscal 2007, the Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of restricted stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards. The company also maintains a reserve for uncertain tax positions as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” effective June 1, 2007.

Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect reported

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

New accounting pronouncements:  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157, except for this deferral, in its fiscal year beginning June 1, 2008. The Company does not expect the adoption of this statement to have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115.” This statement allows a company to irrevocably elect fair value as a measurement attribute for certain financial assets and financial liabilities with changes in fair value recognized in the results of operations. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 in its fiscal year beginning June 1, 2008. The Company does not expect this statement to have a material effect on its results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 applies to share-based payment arrangements, with dividend protection features, that entitle an employee to receive dividends or dividend equivalents on nonvested equity-based shares or units, when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction for the employer under SFAS No. 123R. Under EITF 06-11, a realized income tax benefit from dividends or dividend equivalents charged to retained earnings and paid to an employee for nonvested equity-based shares or units should be recognized as an increase in additional paid-in capital. EITF 06-11 was effective for fiscal years beginning after December 15, 2007 with early adoption permitted. EITF 06-11 was adopted on June 1, 2007 and did not have a material effect on the Company’s results of operations or financial position.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 clarifies when an entity may apply the provisions of the AICPA Audit and Accounting Guide Investment Companies and addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP 07-1, as issued, was effective for fiscal years beginning on or after December 15, 2007, and was applicable for the Company’s fiscal year beginning June 1, 2008. SOP 07-1 was indefinitely deferred by the FASB in February 2008.

In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:

•	SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations;” and

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”

SFAS No. 141R provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 160 will change the accounting and reporting for minority interests, which will be treated as

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company’s fiscal year beginning June 1, 2009. Early adoption is prohibited. The Company is currently evaluating both standards but does not expect their adoption to have a material effect on its results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning June 1, 2009. The Company does not anticipate that the adoption of this FSP will have an impact on its results of operations or financial condition.

In March 2008 and May 2008, respectively, the FASB issued the following statements of financial accounting standards, neither of which is anticipated to have any impact to the Company’s results of operations or financial position:

•	SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133;” and

•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”

Note B —	Reclassification Within Consolidated Statements of Cash Flows

Client fund obligations represent the Company’s contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, the Company has reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. The impacts of the reclassification to prior year periods were as follows:

	Year ended May 31,
	2007	2006

Net cash used in investing activities — as previously reported	$(440,900)	$(310,050)
Impact of reclassification — net change in client fund obligations	(376,137)	(620,807)

Net cash used in investing activities — as reclassified	$(817,037)	$(930,857)

Net cash used in financing activities — as previously reported	$(248,397)	$(199,429)
Impact of reclassification — net change in client fund obligations	376,137	620,807

Net cash provided by financing activities — as reclassified	$127,740	$421,378

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Note C —	Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), became effective on October 12, 2005 upon its approval by the Company’s stockholders. The 2002 Plan authorizes the granting of options to purchase up to 29.1 million shares of the Company’s common stock. As of May 31, 2008, there were

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.1 million shares available for future grants under the 2002 Plan. No future grants will be made pursuant to the Paychex, Inc. 1998 or 1995 Stock Incentive Plans, which expired in August 2002 and 1998, respectively. However, options to purchase an aggregate of 2.4 million shares under these two plans remain outstanding as of May 31, 2008.

As discussed in Note A of the Notes to Consolidated Financial Statements, effective June 1, 2006 (the “adoption date”), the Company adopted SFAS No. 123R. This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.

The Company adopted this standard using the modified-prospective transition method, and accordingly, results for prior periods have not been restated. Under this transition method, the Company recognized for fiscal 2007 and 2008 compensation costs for (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123R and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

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

Prior to the adoption date, the Company presented all tax benefits from the exercise of stock options as cash flows from operating activities in the Consolidated Statements of Cash Flows. SFAS No. 123R requires tax benefits in excess of compensation costs recognized in the Consolidated Financial Statements to be presented as cash flows from financing activities. In accordance with SFAS No. 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as cash flows from financing activities. Tax benefits recognized in periods prior to the adoption date remain classified as cash flows from operating activities.

Capitalized stock-based compensation costs related to the development of internal use software for fiscal 2008 and fiscal 2007 were not significant.

The following table illustrates the impact of stock-based compensation costs on the Company’s results of operations:

	Year ended May 31,
In thousands, except per share amounts	2008	2007

Operating expenses	$8,085	$8,252
Selling, general and administrative expenses	17,349	17,438

Total expenses	25,434	25,690

Income before income taxes	(25,434)	(25,690)
Income taxes	(7,368)	(7,611)

Net income	$(18,066)	$(18,079)

Basic earnings per share	$(0.05)	$(0.05)
Diluted earnings per share	$(0.05)	$(0.05)
Excess tax benefit related to exercise of stock options reflected in cash flows from financing activities	$9,066	$9,718

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro-forma effect on net income and earnings per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to stock-based compensation:

Year ended
In thousands, except per share amounts	May 31, 2006

Net income, as reported	$464,914
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	18,821

Pro-forma net income	$446,093

Earnings per share:
Basic — as reported	$1.23
Basic — pro-forma	$1.18
Diluted — as reported	$1.22
Diluted — pro-forma	$1.17

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

As of May 31, 2008, the total unrecognized compensation cost related to all unvested stock-based awards was $63.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

Stock option grants:  Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants since July 2005 vest 20% per annum, with previously granted stock options vesting at 33.3% after two years of service from the date of the grant, with annual vesting at 33.3% thereafter. Non-qualified stock option grants to the Board vest one-third per annum.

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

			Shares
	Shares	Exercise	outstanding as of
Date of broad-based grant	granted	price	May 31, 2008	Vesting schedule

November 1996	3,157,000	$11.53	—	50% on May 3, 1999, 50% on May 1, 2001
July 1999	1,381,000	$21.46	198,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	379,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	848,000	25% each April in 2005 through 2008
October 2006	2,033,000	$37.32	1,557,000	20% each October in 2007 through 2011

Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria. Beginning with grants issued in July 2005, such grants of options vest 20% per annum.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the three years ended May 31, 2008:

			Weighted-average
	Shares subject		remaining	Aggregate intrinsic
	to options	Weighted-average	contractual term	value(1)
	(thousands)	exercise price	(years)	(thousands)

Outstanding as of May 31, 2005	11,929	$29.15
Granted	3,860	$34.32
Exercised	(1,674)	$19.19
Forfeited and expired	(605)	$34.72

Outstanding as of May 31, 2006	13,510	$31.61
Granted	5,710	$37.03
Exercised	(1,848)	$23.37
Forfeited	(976)	$36.26
Expired	(128)	$37.45

Outstanding as of May 31, 2007	16,268	$34.12
Granted	971	$40.99
Exercised	(1,974)	$29.77
Forfeited	(854)	$36.84
Expired	(103)	$38.38

Outstanding as of May 31, 2008	14,308	$35.00	6.6	$22,408

Exercisable as of May 31, 2008	7,068	$33.77	5.2	$18,751

(1)	Market price of the underlying stock as of May 31, 2008 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In thousands, except per share amounts	2008	2007	2006

Weighted-average grant-date fair value of stock options granted (per share)	$9.84	$11.65	$11.10
Total intrinsic value of stock options exercised	$25,154	$29,508	$32,212
Total fair value of stock options vested	$32,340	$24,614	$16,554

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model for fiscal 2008 and fiscal 2007 (under SFAS No. 123R) and for fiscal 2006 (pro-forma impact under SFAS No. 123) are as follows:

	Year ended May 31,
	2008	2007	2006

Risk-free interest rate	4.3%	4.8%	4.0%
Dividend yield	2.9%	1.9%	1.6%
Volatility factor	.26	.30	.31
Expected option life in years	6.0	6.1	6.4

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. Prior to the adoption

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock awards:  In July 2006 and July 2007, the Board approved grants of restricted stock awards to the Company’s officers and outside directors in accordance with the 2002 Plan. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time of vesting of the awards. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.

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

The following table summarizes restricted stock activity for the two years ended May 31, 2008:

		Weighted-average
	Restricted	grant-date
In thousands, except per share amounts	shares	fair value

Nonvested as of May 31, 2006	—	—
Granted	106	$36.87
Vested	—	—
Forfeited	(1)	$36.87

Nonvested as of May 31, 2007	105	$36.87
Granted	134	$43.91
Vested	(33)	$36.87
Forfeited	(16)	$41.09

Nonvested as of May 31, 2008	190	$41.48

Restricted stock units:  In July 2007, the Board approved a grant of restricted stock units (“RSUs”) to non-officer management. RSUs do not have voting rights or earn dividend equivalents during the vesting period. These awards vest 20% per annum over five years. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes RSU activity for fiscal 2008:

		Weighted-average
		grant-date
In thousands, except per share amounts	RSUs	fair value

Nonvested as of May 31, 2007	—	—
Granted	499	$40.60
Vested	—	—
Forfeited	(29)	$40.60

Nonvested as of May 31, 2008	470	$40.60

Employee Stock Purchase Plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123R and, therefore, no stock-based compensation costs have been recognized for fiscal 2008 or fiscal 2007.

Note D —	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In thousands, except per share amounts	2008	2007	2006

Basic earnings per share:
Net income	$576,145	$515,447	$464,914
Weighted-average common shares outstanding	368,420	381,149	379,465

Basic earnings per share	$1.56	$1.35	$1.23

Diluted earnings per share:
Net income	$576,145	$515,447	$464,914
Weighted-average common shares outstanding	368,420	381,149	379,465
Dilutive effect of common share equivalents at average market price	1,108	1,653	1,886

Weighted-average common shares outstanding, assuming dilution	369,528	382,802	381,351

Diluted earnings per share	$1.56	$1.35	$1.22

Weighted-average anti-dilutive common share equivalents	6,465	7,188	2,711

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

During fiscal 2008, the Company completed its stock repurchase program commenced in August 2007 to repurchase shares of its common stock, and repurchased 23.7 million shares for $1.0 billion.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note E —	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$714,907	$—	$—	$714,907
Available-for-sale securities:
General obligation municipal bonds	812,611	12,732	(287)	825,056
Pre-refunded municipal bonds	504,377	7,724	(489)	511,612
Revenue municipal bonds	444,852	5,298	(295)	449,855
Auction rate securities	—	—	—	—
Variable rate demand notes	1,536,911	67	—	1,536,978
U.S. agency securities	30,000	—	(36)	29,964
Other equity securities	20	59	—	79

Total available-for-sale securities	3,328,771	25,880	(1,107)	3,353,544
Other	10,143	426	(410)	10,159

Total funds held for clients and corporate investments	$4,053,821	$26,306	$(1,517)	$4,078,610

	May 31, 2007
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$133,169	$—	$—	$133,169
Available-for-sale securities:
General obligation municipal bonds	807,189	288	(8,160)	799,317
Pre-refunded municipal bonds	291,943	94	(3,182)	288,855
Revenue municipal bonds	443,123	25	(4,014)	439,134
Auction rate securities	508,931	9	—	508,940
Variable rate demand notes	2,529,386	144	—	2,529,530
U.S. agency securities	409,777	599	(726)	409,650
Other equity securities	20	67	—	87

Total available-for-sale securities	4,990,369	1,226	(16,082)	4,975,513
Other	8,234	1,044	(5)	9,273

Total funds held for clients and corporate investments	$5,131,772	$2,270	$(16,087)	$5,117,955

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In thousands	2008	2007

Funds held for clients	$3,808,085	$3,973,097
Corporate investments	228,727	511,772
Long-term corporate investments	41,798	633,086

Total funds held for clients and corporate investments	$4,078,610	$5,117,955

The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of the bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short-to intermediate-term instruments whose fair value is less sensitive to interest rate changes. The Company’s variable rate demand notes (“VRDNs”) must have a liquidity facility issued by highly rated financial institutions. The Company’s current exposure to VRDN bond insurers is limited to Financial Security Assurance.

As of May 31, 2008, the Company did not hold any auction rate securities. The Company has no exposure to any sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company does not utilize derivative financial instruments to manage interest rate risk.

The Company’s available-for-sale securities reflected a net unrealized gain of $24.8 million as of May 31, 2008 compared with a net unrealized loss of $14.9 million as of May 31, 2007. The gross unrealized losses, included in the net unrealized gain, as of May 31, 2008 were comprised of 76 available-for-sale securities, which had a total fair value of $243.6 million. The gross unrealized losses, included in the net unrealized loss, as of May 31, 2007 were comprised of 447 available-for-sale securities with a total fair value of $1.6 billion. The securities in an unrealized loss position were as follows as of May 31, 2008 and 2007:

	Less than 12 months		More than 12 months
	Gross		Gross
	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value

2008	$(1,107)	$243,572	$—	$—
2007	$(5,299)	$773,946	$(10,783)	$818,613

The Company periodically reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of May 31, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, the Company believes that it was probable that the principal and interest would be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of May 31, 2008 and 2007, substantially all of the securities in an unrealized loss position held an AA rating or better. The Company believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and losses are as follows:

	Year ended May 31,
In thousands	2008	2007	2006

Gross realized gains	$7,161	$2,175	$1,036
Gross realized losses	(711)	(46)	(61)

Net realized gains	$6,450	$2,129	$975

The cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2008
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$230,948	$231,723
Due after one year through three years	689,772	698,967
Due after three years through five years	501,345	509,247
Due after five years	1,906,686	1,913,528

Total	$3,328,751	$3,353,465

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note F —	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In thousands	2008	2007

Land and improvements	$3,617	$3,557
Buildings and improvements	84,723	81,892
Data processing equipment	166,893	150,206
Software	98,513	81,607
Furniture, fixtures, and equipment	136,330	124,339
Leasehold improvements	76,244	59,925
Construction in progress	52,078	46,512

Total property and equipment, gross	618,398	548,038
Less: Accumulated depreciation and amortization	343,101	291,951

Property and equipment, net of accumulated depreciation	$275,297	$256,087

Depreciation expense was $61.4 million, $56.8 million, and $51.6 million for fiscal years 2008, 2007, and 2006, respectively.

Within construction in progress, there are costs for software being developed for internal use of $51.6 million and $39.5 million as of May 31, 2008 and 2007, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company has goodwill balances on the Consolidated Balance Sheets of $433.3 million and $407.7 million as of May 31, 2008 and 2007, respectively. During fiscal 2008, Paychex recorded $25.6 million of goodwill related to acquisitions of businesses.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In thousands	2008	2007

Client lists and associate offices license agreements	$170,984	$148,395
Other intangible assets	5,675	1,765

Total intangible assets, gross	176,659	150,160
Less: Accumulated amortization	102,159	82,947

Intangible assets, net of accumulated amortization	$74,500	$67,213

Amortization expense for intangible assets was $19.2 million, $16.6 million, and $14.9 million for fiscal years 2008, 2007, and 2006, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In thousands
Year ended May 31,	Estimated amortization expense

2009	$19,285
2010	$16,804
2011	$14,226
2012	$11,942
2013	$6,570

Note H —	Business Acquisition Reserves

In the fiscal year ended May 31, 2003 (“fiscal 2003”), the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for fiscal 2008 for these reserves is summarized as follows:

	Balance as of	Utilization	Balance as of
In thousands	May 31, 2007	of reserve	May 31, 2008

Severance costs	$149	$—	$149
Redundant lease costs	$1,121	$(379)	$742

The remaining severance payments are expected to be completed during the fiscal year ending May 31, 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.5 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of May 31, 2008.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I —	Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In thousands	2008	2007

Deferred tax assets:
Litigation reserve	$8,165	$9,597
Captive loss reserve	2,497	3,362
Compensation and employee benefit liabilities	14,298	12,632
Unrealized losses on available-for-sale securities	—	5,234
Other current liabilities	6,612	7,467
Tax credit carry forward	13,874	14,326
Depreciation	7,271	6,903
Stock-based compensation	14,774	7,872
Other	4,503	4,655

Gross deferred tax assets	71,994	72,048

Deferred tax liabilities:
Capitalized software	20,804	16,063
Intangible assets	19,825	15,480
Revenue not subject to current taxes	10,338	9,982
Unrealized gains on available-for-sale securities	8,773	—
Other	762	1,041

Gross deferred tax liabilities	60,502	42,566

Net deferred tax asset	$11,492	$29,482

The components of the provision for income taxes are as follows:

	Year ended May 31,
In thousands	2008	2007	2006

Current:
Federal	$252,623	$235,086	$209,659
State	22,334	9,124	7,909

Total current	274,957	244,210	217,568

Deferred:
Federal	4,036	(15,502)	(7,872)
State	(323)	(886)	156

Total deferred	3,713	(16,388)	(7,716)

Provision for income taxes	$278,670	$227,822	$209,852

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	1.7	0.7	0.8
Tax-exempt municipal bond interest	(4.1)	(5.2)	(4.5)
Other items	—	0.2	(0.2)

Effective income tax rate	32.6%	30.7%	31.1%

On June 1, 2007, the Company adopted FIN 48, and its related amendment. These standards prescribe minimum recognition thresholds for evaluating uncertain income tax positions, and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption mainly affected the state income tax rate, net of federal benefit.

Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. As of May 31, 2008, the total reserve for uncertain tax positions was $17.7 million and is included in long-term liabilities on the Consolidated Balance Sheets, as the resolution of these matters is not expected within the next twelve months.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefit, not including interest or other potential offsetting effects, is as follows:

In thousands

Balance as of June 1, 2007	$15,911
Additions for tax positions of the current year	9,650
Additions for tax positions of prior years	102
Settlements with tax authorities	241
Expiration of the statute of limitations	(231)

Balance as of May 31, 2008	$25,673

The Company is subject to U.S. federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. The Company believes it is probable that the reserve for uncertain tax positions will increase in the next twelve months, resulting from the settlement of open periods and the effect of operations on anticipated tax benefits. It is anticipated that this increase will impact the tax provision in the range of $7.5 million to $9.5 million.

The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2005, with fiscal 2006, 2007, and 2008 still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2003, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of May 31, 2008, substantially all of the $17.7 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. Upon adoption, the amount of accrued interest and penalties associated with the Company’s tax positions was immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal 2008 was immaterial to the Company’s results of operations.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J —	Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive income/(loss):

	Year ended May 31,
In thousands	2008	2007	2006

Unrealized holding gains/(losses)	$46,127	$9,315	$(11,216)
Income tax (expense)/benefit related to unrealized holding gains/(losses)	(16,235)	(3,273)	3,941
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(6,450)	(2,129)	(975)
Income tax expense on reclassification adjustment for net gain on sale of available-for-sale securities	2,266	752	345

Other comprehensive income/(loss)	$25,708	$4,665	$(7,905)

As of May 31, 2008, the accumulated other comprehensive income was $16.0 million, which was net of taxes of $8.8 million. As of May 31, 2007, the accumulated other comprehensive loss was $9.7 million, which was net of taxes of $5.2 million.

Note K —	Supplemental Cash Flow Information

Income taxes paid were $258.6 million, $235.4 million, and $207.6 million for fiscal 2008, 2007, and 2006, respectively.

Note L —	Employee Benefit Plans

401(k) plan:   The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. Beginning in September 2007, the Company matches up to 100% of the first 3% of eligible pay and up to 50% of the next 2% of eligible pay that an employee contributes to the plan. Prior to September 2007, the Company matched 50% of an employee’s voluntary contribution up to 6% of eligible pay.

The Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (ESOP) Stock Fund, are not restricted in any manner. The Company match contribution follows the same fund elections as the employee compensation deferrals.

Company contributions to the Plan for fiscal 2008, 2007, and 2006 were $15.1 million, $10.2 million, and $9.1 million, respectively.

Deferred compensation plans:  The Company offers a non-qualified and unfunded deferred compensation plan to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors to defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. The amounts accrued under this plan were $10.2 million and $9.3 million as of May 31, 2008 and 2007, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Prior to the April 1, 2003 acquisition, InterPay, Inc. (“InterPay”) entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $1.1 million and $1.3 million as of May 31, 2008 and 2007, respectively, and represent the estimated present value of the benefits earned under these agreements.

Employee Stock Purchase Plan:  The Company offers an Employee Stock Purchase Plan under which eligible employees may purchase common stock of the Company at current market prices with no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold.

Note M —	Commitments and Contingencies

Lines of credit:  As of May 31, 2008, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2008 or as of May 31, 2008.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $71.5 million and $62.4 million as of May 31, 2008 and May 31, 2007, respectively, required to secure commitments for certain insurance policies and bonding requirements. Letters of credit as of May 31, 2008 expire at various dates between July 2008 and December 2012 and are secured by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2008 or as of May 31, 2008.

Contingencies:  The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, employment-related claims, tax claims, and other matters.

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in the Company’s prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer, and its Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 74 of the 76 licensees who were provided services by Rapid Payroll. In 2005, a decision favorable to Paychex, Inc. was issued by the United States District Court for the Central District of California (the “district court”) with respect to the Company’s dispute with one of the remaining two licensees. On April 18, 2008, the Ninth Circuit Court of Appeals affirmed the district court’s ruling enforcing the contractual limitation of liability clause, but reversed for trial on the issue of tortuous interference with contract. That case has been remanded to the district court for further proceedings. In 2007, a verdict was issued in the only other remaining licensee case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict.

The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2008 to account for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $23.0 million as of May 31, 2008, and is included in current liabilities on the Consolidated Balance Sheets.

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

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal 2008, 2007, and 2006 was $44.5 million, $41.4 million, and $37.6 million, respectively. As of May 31, 2008, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Year ended May 31,	Minimum lease payments

2009	$45,113
2010	$41,459
2011	$33,827
2012	$22,586
2013	$13,659
Thereafter	$13,389

The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.

Other commitments:  As of May 31, 2008, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $62.2 million, including $6.9 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In thousands
Year ended May 31,	Minimum payment obligation

2009	$38,573
2010	$14,895
2011	$6,958
2012	$797
2013	$151
Thereafter	$831

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company guarantees performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. In addition, the Company has entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company. Historically, there have been no material losses related to such guarantees and indemnifications.

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

Note N —	Related Parties

During fiscal years 2008, 2007, and 2006, the Company purchased approximately $4.4 million, $2.8 million, and $4.6 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note O —	Quarterly Financial Data (Unaudited)
In thousands, except per share amounts

	Three Months Ended
Fiscal 2008	August 31	November 30	February 29	May 31	Full Year

Service revenue	$474,815	$477,039	$494,845	$487,837	$1,934,536
Interest on funds held for clients	32,315	30,754	37,327	31,391	131,787

Total revenue	507,130	507,793	532,172	519,228	2,066,323

Operating income	210,588	209,476	210,399	197,804	828,267
Investment income, net	12,237	7,503	3,597	3,211	26,548

Income before income taxes	222,825	216,979	213,996	201,015	854,815
Income taxes	71,750	69,867	71,522	65,531	278,670

Net income	$151,075	$147,112	$142,474	$135,484	$576,145

Basic earnings per share(1)	$0.40	$0.40	$0.39	$0.38	$1.56
Diluted earnings per share(1)	$0.40	$0.40	$0.39	$0.38	$1.56
Weighted-average common shares outstanding	380,539	369,914	361,178	360,420	368,420
Weighted-average common shares outstanding, assuming dilution	382,255	371,404	361,770	361,053	369,528
Cash dividends per common share	$0.30	$0.30	$0.30	$0.30	$1.20
Total net realized gains(2)	$143	$390	$3,309	$2,608	$6,450

	Three Months Ended
Fiscal 2007	August 31	November 30	February 28(3)	May 31(4)	Full Year

Service revenue	$429,543	$425,246	$447,568	$450,511	$1,752,868
Interest on funds held for clients	29,831	29,709	37,719	36,837	134,096

Total revenue	459,374	454,955	485,287	487,348	1,886,964

Operating income	186,354	182,328	172,984	159,882	701,548
Investment income, net	9,416	9,941	10,494	11,870	41,721

Income before income taxes	195,770	192,269	183,478	171,752	743,269
Income taxes	60,689	59,603	56,878	50,652	227,822

Net income	$135,081	$132,666	$126,600	$121,100	$515,447

Basic earnings per share(1)	$0.36	$0.35	$0.33	$0.32	$1.35
Diluted earnings per share(1)	$0.35	$0.35	$0.33	$0.32	$1.35
Weighted-average common shares outstanding	380,360	380,747	381,475	382,019	381,149
Weighted-average common shares outstanding, assuming dilution	381,876	382,433	383,335	383,568	382,802
Cash dividends per common share	$0.16	$0.21	$0.21	$0.21	$0.79
Total net realized gains(2)	$236	$711	$532	$650	$2,129

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

(3)	Includes an expense charge of $13.0 million to increase the litigation reserve.

(4)	Includes an expense charge of $25.0 million to increase the litigation reserve.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

	Balance as of	Additions		Balance as
	beginning	charged to	Costs and	of end
Description	of year	expenses	deductions(1)	of year

2008
Allowance for doubtful accounts	$3,285	$3,044	$2,246	$4,083
Reserve for client fund losses	$2,543	$4,214	$3,869	$2,888
2007
Allowance for doubtful accounts	$2,530	$2,548	$1,793	$3,285
Reserve for client fund losses	$2,521	$3,795	$3,773	$2,543
2006
Allowance for doubtful accounts	$2,472	$2,173	$2,115	$2,530
Reserve for client fund losses	$1,582	$3,444	$2,505	$2,521

(1)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures:  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

The following table shows the executive officers of the Company as of May 31, 2008, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience

Jonathan J. Judge	54	Mr. Judge became President and Chief Executive Officer of the Company in October 2004. Prior to joining the Company, from October 2002 through December 2003, he served as President and Chief Executive Officer of Crystal Decisions, Inc., an information management software company. From 1976 to 2002, Mr. Judge worked for IBM in a variety of sales, marketing, and executive management positions, most recently as General Manager of IBM’s Personal Computing Division, a $10 billion business unit offering a broad range of products, services, and solutions, including IBM’s Thinkpad brand of mobile computers. Mr. Judge also serves as a director of the Company, and is also a member of the board of directors of PMC-Sierra, Inc. and the Buffalo Branch of the Federal Reserve Bank of New York.

John M. Morphy	60	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.

Martin Mucci	48	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services Inc. acquisition, and was appointed Senior Vice President, Operations in October 2002.

Walter Turek	55	Mr. Turek has served as Senior Vice President, Sales and Marketing, since October 2002. From 1989 to October 2002, he was Vice President, Sales. He has been with the Company since 1981 and has served in various sales and management capacities.

Melinda A. Janik	51	Ms. Janik joined the Company in March 2005 as Vice President and Controller. Prior to joining the Company, she was Senior Vice President and Chief Financial Officer since July 2002 for Glimcher Realty Trust, a publicly traded national mall Real Estate Investment Trust. Prior to July 2002, she was Vice President and Treasurer for NCR Corporation, a technology company.

William G. Kuchta, Ed. D	61	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation, a pharmaceutical company.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF BUSINESS ETHICS AND CONDUCT,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, and restricted stock units have been awarded to employees and the Board of Directors (“Board”). The 2002 Plan was adopted on July 7, 2005 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 12, 2005. There are previously granted options to purchase shares under the Paychex, Inc. 1998 and 1995 Stock Incentive Plans that remain outstanding as of May 31, 2008. There will not be any new grants under these expired plans. Refer to Note C in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2008:

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
In thousands	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	13,758	$35.17	15,100
Equity compensation plans not approved by security holders	550	$30.68	—

Total	14,308	$35.00	15,100

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the sub-heading “Policy on Transactions with Related Persons,” under the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders under the section “PROPOSAL 2 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data See Financial Statements and Supplementary Data Table of Contents at page 32.
2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 32.
All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference to Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10)(a)	Paychex, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 33-64389.
#	(10)(b)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10)(c)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005), incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129572.
#	(10)(d)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10)(e)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10)(f)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Award Agreement for Directors, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2006.
#	(10)(g)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10)(h)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2007.
#	(10)(i)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10)(j)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Amended and Restated 2007 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10)(k)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement for Directors, incorporated herein by reference to Exhibit 10(m) to the Company’s Form 10-K filed with the Commission on July 20, 2007.
#	(10)(l)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10)(m)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
*#	(10)(n)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award Agreement.

*#	(10)(o)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement.
*#	(10)(p)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors.
*#	(10)(q)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement for Directors.
#	(10)(r)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10)(s)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano, incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(t)	Paychex, Inc. Indemnification Agreement with Walter Turek, incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(u)	Paychex, Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10)(v)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated November 30, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 4, 2007.
#	(10)(w)	Paychex, Inc. Chairman of the Board Compensation Arrangement with B. Thomas Golisano, effective October 1, 2004, for service as Chairman of the Board of Directors, incorporated by reference to Exhibit 10(j) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10)(x)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge, incorporated by reference to Exhibit 10(k) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
*#	(10)(y)	Paychex, Inc. Officer Performance Incentive Program for the Year Ending May 31, 2009.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this report

#	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 18, 2008.

PAYCHEX, INC.

By:
/s/  Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 18, 2008.

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