Form 10-Q
period 2008-08-31
PAYCHEX INC
filed 2008-09-24
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	360,795,137 Shares

CLASS	OUTSTANDING AS OF AUGUST 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended
	August 31,	August 31,
	2008	2007

Revenue:
Service revenue	$509,867	$474,815
Interest on funds held for clients	24,218	32,315

Total revenue	534,085	507,130

Expenses:
Operating expenses	168,468	159,315
Selling, general and administrative expenses	144,032	137,227

Total expenses	312,500	296,542

Operating income	221,585	210,588

Investment income, net	3,051	12,237

Income before income taxes	224,636	222,825

Income taxes	75,927	71,750

Net income	$148,709	$151,075

Basic earnings per share	$0.41	$0.40

Diluted earnings per share	$0.41	$0.40

Weighted-average common shares outstanding	360,629	380,539

Weighted-average common shares outstanding, assuming dilution	361,040	382,255

Cash dividends per common share	$0.31	$0.30

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amounts

	August 31,	May 31,
	2008	2008

ASSETS
Cash and cash equivalents	$61,582	$164,237
Corporate investments	402,553	228,727
Interest receivable	29,529	34,435
Accounts receivable, net of allowance for doubtful accounts	197,128	184,686
Deferred income taxes	—	7,274
Prepaid income taxes	—	11,236
Prepaid expenses and other current assets	27,685	27,231

Current assets before funds held for clients	718,477	657,826
Funds held for clients	3,656,923	3,808,085

Total current assets	4,375,400	4,465,911
Long-term corporate investments	55,011	41,798
Property and equipment, net of accumulated depreciation	275,628	275,297
Intangible assets, net of accumulated amortization	70,952	74,500
Goodwill	433,316	433,316
Deferred income taxes	14,499	13,818
Other long-term assets	4,804	5,151

Total assets	$5,229,610	$5,309,791

LIABILITIES
Accounts payable	$35,041	$40,251
Accrued compensation and related items	107,629	132,589
Deferred revenue	10,216	10,326
Deferred income taxes	2,056	—
Accrued income taxes	55,227	—
Litigation reserve	22,934	22,968
Other current liabilities	47,434	47,457

Current liabilities before client fund obligations	280,537	253,591
Client fund obligations	3,623,145	3,783,681

Total current liabilities	3,903,682	4,037,272
Accrued income taxes	19,750	17,728
Deferred income taxes	10,772	9,600
Other long-term liabilities	45,281	48,549

Total liabilities	3,979,485	4,113,149

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,795 shares as of August 31, 2008 and 360,500 shares as of May 31, 2008, respectively	3,608	3,605
Additional paid-in capital	443,644	431,639
Retained earnings	780,570	745,351
Accumulated other comprehensive income	22,303	16,047

Total stockholders’ equity	1,250,125	1,196,642

Total liabilities and stockholders’ equity	$5,229,610	$5,309,791

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the three months ended
	August 31,	August 31,
	2008	2007

OPERATING ACTIVITIES
Net income	$148,709	$151,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	20,687	19,131
Amortization of premiums and discounts on available-for-sale securities	6,537	3,965
Stock-based compensation costs	6,922	6,322
Provision for deferred income taxes	6,422	5,634
Provision for allowance for doubtful accounts	464	700
Net realized gains on sales of available-for-sale securities	(300)	(143)
Changes in operating assets and liabilities:
Interest receivable	4,906	18,251
Accounts receivable	(12,906)	(25,409)
Prepaid expenses and other current assets	10,782	7,262
Accounts payable and other current liabilities	23,275	66,542
Net change in other assets and liabilities	(947)	(117)

Net cash provided by operating activities	214,551	253,213

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(13,140,530)	(33,300,803)
Proceeds from sales and maturities of available-for-sale securities	12,508,552	34,381,101
Net change in funds held for clients’ money market securities and other cash equivalents	599,586	(331,244)
Purchases of property and equipment	(16,207)	(20,775)
Proceeds from sales of property and equipment	—	708
Acquisition of businesses, net of cash acquired	—	(32,596)
Purchases of other assets	(1,274)	(1,684)

Net cash (used in)/provided by investing activities	(49,873)	694,707

FINANCING ACTIVITIES
Net change in client fund obligations	(160,536)	(453,957)
Repurchases of common stock	—	(396,484)
Dividends paid	(111,904)	(114,988)
Proceeds from exercise of stock options	4,809	44,402
Excess tax benefit related to exercise of stock options	298	4,368

Net cash used in financing activities	(267,333)	(916,659)

(Decrease)/increase in cash and cash equivalents	(102,655)	31,261
Cash and cash equivalents, beginning of period	164,237	79,353

Cash and cash equivalents, end of period	$61,582	$110,614

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2008
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2008. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2008.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2008 (“fiscal 2008”). Operating results and cash flows for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2009 (“fiscal 2009”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $635.7 million for both the three months ended August 31, 2008 and 2007, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1,000,000 under both its fiscal 2009 policy and its fiscal 2008 policy.
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	August 31,	May 31,
In thousands	2008	2008

Prepaid expense	$2,597	$2,612
Current liability	$9,279	$8,395
Long-term liability	$14,929	$18,294

Note A: Description of Business and Significant Accounting Policies — continued
The amount included in prepaid expense on the Consolidated Balance Sheets relates to the policy for the fiscal year ended May 31, 2004, which was a pre-funded policy.
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including social and economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs: The Company has stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units. The Company typically makes grants to its officers, directors, and management in July. The grants approved by the Board of Directors (the “Board”) were as follows:

	For the three months ended
	August 31,
	2008		2007
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	536	$7.29	472	$11.77
Restricted stock	134	$31.95	134	$43.91
Restricted stock units	606	$28.30	499	$40.60

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.9 million and $6.3 million for the three months ended August 31, 2008 and 2007, respectively. As of August 31, 2008, the total unrecognized compensation cost related to all unvested stock-based awards was $78.2 million and is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of restricted stock units is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period, as these awards do not earn dividend equivalents.

Note A: Description of Business and Significant Accounting Policies — continued
The fair value of stock option grants was estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended
	August 31,
	2008	2007

Risk-free interest rate	3.5%	5.0%
Dividend yield	3.3%	2.7%
Volatility factor	.28	.27
Expected option term life in years	6.5	6.5

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
Fair value of financial instruments: Effective June 1, 2008, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements; however, does not require any new fair value measurements. The adoption of this standard has not had a material effect on the Company’s results of operations or financial position.
In determining the fair value of its assets and liabilities, the Company uses various valuation approaches, predominately the market and income approaches. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service, a market approach. SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on its reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Note A: Description of Business and Significant Accounting Policies — continued
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis under SFAS No. 157 as of August 31, 2008:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$3,988,937	$75	$3,988,862	$—
Other securities	10,230	10,230	—	—
Liabilities:
Other long-term liabilities	10,263	10,263	—	—

As of August 31, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
Note B: Reclassification Within Consolidated Statements of Cash Flows
Client fund obligations represent the Company’s contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, the Company has reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. The impact of the reclassification to the prior year period is as follows:

For the three months ended
August 31, 2007
Net cash provided by investing activities — as previously reported	$240,750
Impact of reclassification — net change in client fund obligations	453,957

Net cash provided by investing activities — as reclassified	$694,707

Net cash used in financing activities — as previously reported	$(462,702)
Impact of reclassification — net change in client fund obligations	(453,957)

Net cash used in financing activities — as reclassified	$(916,659)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for the period presented.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In thousands, except per share amounts	2008	2007

Basic earnings per share:
Net income	$148,709	$151,075

Weighted-average common shares outstanding	360,629	380,539

Basic earnings per share	$0.41	$0.40

Diluted earnings per share:
Net income	$148,709	$151,075

Weighted-average common shares outstanding	360,629	380,539
Dilutive effect of common share equivalents at average market price	411	1,716

Weighted-average common shares outstanding, assuming dilution	361,040	382,255

Diluted earnings per share	$0.41	$0.40

Weighted-average anti-dilutive common share equivalents	11,387	5,126

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2008, 0.3 million shares of the Company’s common stock were issued for stock option exercises and vesting of restricted stock compared with 1.5 million shares issued for stock option exercises and vesting of restricted stock for the three months ended August 31, 2007. During the three months ended August 31, 2007, the Company repurchased 8.9 million shares for $396.5 million under its stock repurchase program completed in fiscal 2008.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$115,320	$—	$—	$115,320
Available-for-sale securities:
General obligation municipal bonds	827,459	16,833	(10)	844,282
Pre-refunded municipal bonds	509,139	10,800	(13)	519,926
Revenue municipal bonds	404,080	6,863	(64)	410,879
Variable rate demand notes	2,103,815	3	—	2,103,818
U.S. agency securities	110,000	28	(71)	109,957
Other equity securities	20	55	—	75

Total available-for-sale securities	3,954,513	34,582	(158)	3,988,937
Other	10,839	169	(778)	10,230

Total funds held for clients and corporate investments	$4,080,672	$34,751	$(936)	$4,114,487

	May 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$714,907	$—	$—	$714,907
Available-for-sale securities:
General obligation municipal bonds	812,611	12,732	(287)	825,056
Pre-refunded municipal bonds	504,377	7,724	(489)	511,612
Revenue municipal bonds	444,852	5,298	(295)	449,855
Variable rate demand notes	1,536,911	67	—	1,536,978
U.S. agency securities	30,000	—	(36)	29,964
Other equity securities	20	59	—	79

Total available-for-sale securities	3,328,771	25,880	(1,107)	3,353,544
Other	10,143	426	(410)	10,159

Total funds held for clients and corporate investments	$4,053,821	$26,306	$(1,517)	$4,078,610

Note D: Funds Held for Clients and Corporate Investments — continued
Classification of investments on the Consolidated Balance Sheets is as follows:

In thousands	August 31, 2008	May 31, 2008

Funds held for clients	$3,656,923	$3,808,085
Corporate investments	402,553	228,727
Long-term corporate investments	55,011	41,798

Total funds held for clients and corporate investments	$4,114,487	$4,078,610

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company attempts to mitigate these risks by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. The Company’s variable rate demand notes (“VRDNs”) are rated A-1/P-1 and must have a liquidity facility issued by highly rated financial institutions.
As of September 22, 2008, the Company has sold substantially all of its VRDNs. The Company expects to be fully divested of VRDNs by the end of September 2008. Funds from the VRDNs are being reinvested in agency discount notes. The Company does not hold any auction rate securities. The Company exited the auction rate market in the early fall of 2007 and has never experienced a failed auction. The Company has no exposure to any sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company has not and does not utilize derivative financial instruments to manage interest rate risk. As of September 22, 2008, the Company does not have any position in prime money market funds.
The Company’s available-for-sale securities reflected a net unrealized gain of $34.4 million as of August 31, 2008 compared with a net unrealized gain of $24.8 million as of May 31, 2008. The gross unrealized gains as of August 31, 2008 were comprised of 18 available-for-sale securities, which had a total fair value of $93.9 million. The gross unrealized losses as of May 31, 2008 were comprised of 76 available-for-sale securities, which had a total fair value of $243.6 million.
The Company periodically reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of August 31, 2008 and May 31, 2008, substantially all of the securities with an unrealized loss held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note D: Funds Held for Clients and Corporate Investments — continued
The cost and fair value of available-for-sale securities that have stated maturities as of August 31, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2008
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$293,168	$295,312
Due after one year through three years	697,129	708,783
Due after three years through five years	540,526	553,623
Due after five years	2,423,669	2,431,144

Total	$3,954,492	$3,988,862

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2008	2008

Land and improvements	$4,117	$3,617
Buildings and improvements	84,758	84,723
Data processing equipment	169,381	166,893
Software	100,280	98,513
Furniture, fixtures, and equipment	138,598	136,330
Leasehold improvements	79,506	76,244
Construction in progress	55,972	52,078

Total property and equipment, gross	632,612	618,398
Less: Accumulated depreciation and amortization	356,984	343,101

Property and equipment, net of accumulated depreciation	$275,628	$275,297

Depreciation expense was $15.9 million and $15.0 million for the three months ended August 31, 2008 and 2007, respectively.
Within construction in progress, there are costs for software being developed for internal use of $55.1 million and $51.6 million as of August 31, 2008 and May 31, 2008, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $433.3 million as of August 31, 2008 and May 31, 2008.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2008	2008

Client lists and associate office license agreements	$172,258	$170,984
Other intangible assets	5,675	5,675

Total intangible assets, gross	177,933	176,659
Less: Accumulated amortization	106,981	102,159

Intangible assets, net of accumulated amortization	$70,952	$74,500

Amortization expense relating to intangible assets was $4.8 million and $4.1 million for the three months ended August 31, 2008 and 2007, respectively.
As of August 31, 2008, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2009 and the following four fiscal years is as follows:

Estimated
In thousands	amortization
Year ended May 31,	expense

2009	$19,654
2010	$17,014
2011	$14,414
2012	$12,105
2013	$6,705

Note G: Business Acquisition Reserves
During the fiscal year ended May 31, 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the three months ended August 31, 2008 for these reserves is summarized as follows:

	Balance as of		Balance as of
	May 31,	Utilization of	August 31,
In thousands	2008	reserve	2008

Severance costs	$149	$—	$149
Redundant lease costs	$742	$(74)	$668

The remaining severance payments are expected to be complete during the fiscal year ending May 31, 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.4 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of August 31, 2008.

Note H: Comprehensive Income
Comprehensive income is comprised of two components: net income and other comprehensive income. Comprehensive income includes all changes in equity during a period except those resulting from transactions with owners of the Company. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,
In thousands	2008	2007

Net income	$148,709	$151,075
Change in unrealized gains and losses of available-for-sale securities, net of taxes	6,256	5,565

Total comprehensive income	$154,965	$156,640

As of August 31, 2008, the accumulated other comprehensive income was $22.3 million, which was net of taxes of $12.1 million. As of May 31, 2008, the accumulated other comprehensive income was $16.0 million, which was net of taxes of $8.8 million.
Note I: Commitments and Contingencies
Commitments: As of August 31, 2008, the Company has unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2008.
As of August 31, 2008 and May 31, 2008, the Company had irrevocable standby letters of credit outstanding totaling $65.5 million, and $71.5 million, respectively, required to secure commitments for certain insurance policies and bonding requirements. These letters of credit expire at various dates between November 2008 and December 2012 and are secured by securities held in the Company’s investment portfolio. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2008.
The Company enters into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2008, the Company had outstanding commitments to purchase approximately $11.0 million of capital assets.

Note I: Commitments and Contingencies — continued
The Company guarantees performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, the Company makes representations and warranties that guarantee the performance of its services under service arrangements with clients. In addition, the Company has entered into indemnification agreements with its officers and directors, which require it to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company. Historically, there have been no material losses related to such guarantees and indemnifications.
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
As of August 31, 2008, the Company has fully resolved its licensing responsibility and settled all litigation with 75 of the 76 licensees who were provided services by Rapid Payroll. In 2007, a verdict was issued in the Brunskill Associates, Inc. v. Rapid Payroll, Inc. et al. case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict.
The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2009 for incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $22.9 million as of August 31, 2008, and is included in current liabilities on the Consolidated Balance Sheets.
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

Note J: Supplemental Cash Flow Information
Income taxes paid were $0.5 million and $0.4 million for the three months ended August 31, 2008 and 2007, respectively.
Note K: Related Party Transactions
During the three months ended August 31, 2008 and 2007, the Company purchased approximately $0.3 million and $2.2 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Note L: Subsequent Event
On September 22, 2008, Paychex of New York LLC (the “Borrower”), a subsidiary of the Company entered into a one-year revolving credit facility with JPMorgan Chase Bank, National Association and Bank of America, National Association, which is collateralized by the long-term securities of the Borrower, to the extent of any borrowing (the “Credit Agreement”). Under the facility, the Borrower may, subject to certain restrictions, borrow up to $400 million, to meet short-term funding requirements on client fund obligations. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.
The Lenders commitments under the Credit Agreement will expire on September 20, 2009 and any borrowings outstanding will mature and be payable on such date. The revolving loans under the Credit Agreement will bear interest, at the Borrower’s election, at an annual rate equal to one of the following:
•	alternate base rate — the greatest of (i) JPMorgan Chase Bank’s prime rate; (ii) Base CD rate plus 1%; or (iii) the federal funds effective rate plus .50%; or

•	JPMorgan Chase Bank’s money market-based rate; or

•	LIBOR-based rate.
The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment.
The Credit Agreement includes various financial and other customary covenants with which the Borrower must comply in order to maintain borrowing availability and avoid penalties, including a limitation on the Borrower’s ability to incur additional indebtedness, create liens, enter into consolidations or mergers, dispose of assets, make investments, pay dividends, or enter into transactions with affiliates. The Credit Agreement (and collateral security agreements executed in connection therewith) also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interest, change in control events, and material adverse changes.
Certain of the Lenders under the Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will receive, customary fees and expenses.
The foregoing description is qualified in its entirety by reference to the Credit Agreement, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2008 and August 31, 2007, and our financial condition as of August 31, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2008 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2008 (“fiscal 2008”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks, as well as those that are described in our filings with the Securities and Exchange Commission (“SEC”): general market and economic conditions including, among others, changes in United States employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, and changes in the fair value and the credit rating of securities held by us; changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers; changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans; changes in workers’ compensation rates and underlying claims trends; the possibility of failure to keep pace with technological changes and provide timely enhancements to services and products; the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event; the possibility of third-party service providers failing to perform their functions; the possibility of penalties and losses resulting from errors and omissions in performing services; the possible inability of our clients to meet their payroll obligations; the possible failure of internal controls or our inability to implement business processing improvements; and potentially unfavorable outcomes related to pending legal matters. Any of these factors could cause our actual results to differ materially from our anticipated results.
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
Our financial results for the three months ended August 31, 2008 as compared to the three months ended August 31, 2007 include the following:
•	Diluted earnings per share increased 3% to $0.41 per share.

•	Total revenue increased 5% to $534.1 million.

•	Payroll service revenue increased 5% to $378.5 million.

•	Human Resource Services revenue increased 16% to $131.4 million.

•	Operating income increased 5% to $221.6 million.

•	Operating income, net of certain items, increased 11% to $197.4 million.
Refer to the discussion below for further information on this non-GAAP measure, operating income, net of certain items.

Our financial performance during the three months ended August 31, 2008 was due to service revenue growth of 7% over the same period last year, and leveraging of expenses. The growth in service revenue was attributable to client base growth, price increases, and growth in the utilization of our ancillary services. The weak economy continues to impact revenue growth as new client payroll sales have slowed, losses due to clients going out of business have increased, and to a lesser extent, transaction volumes (such as checks per client which have decreased slightly over 1% in the last 12 months) have declined.
In addition to reporting operating income, a generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 11% to $197.4 million for the three months ended August 31, 2008, as compared to $178.3 million for the same period last year.
As of August 31, 2008, we maintained a strong financial position with cash and total corporate investments of $519.1 million. Our primary source of cash is from our ongoing operations. Cash flows from operations were $214.6 million for the three months ended August 31, 2008, as compared with $253.2 million for the three months ended August 31, 2007. Cash flows from operations were higher for the three months ended August 31, 2007 due to the stock repurchase program. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of August 31, 2008, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months ended August 31, 2008, and our financial position as of August 31, 2008, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Investment Portfolio Overview
We maintain a conservative investment strategy within our portfolio of available-for-sale securities to maximize liquidity and protect principal. Our exposure has been limited in the current investment environment as the result of our policies of investing in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings and by limiting the amounts that can be invested in any single issuer.
As of September 22, 2008, we have sold substantially all of our variable rate demand notes (“VRDNs”). The VRDNs are money market securities held at par. No losses have resulted from these sales. We expect to be fully divested of VRDNs by the end of September 2008. Funds from VRDNs are being reinvested in agency discount notes. We have no auction rate securities in our investment portfolio. We had exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. We have no exposure to sub-prime mortgage securities, asset-

backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk. As of September 22, 2008, we do not have any position in prime money market funds.
Outlook
Our outlook for the full fiscal year ending May 31, 2009 (“fiscal 2009”) is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. We estimate the earnings effect of a 25-basis-point increase or decrease in the Federal Funds rate at the present time would be approximately $4.5 million, after taxes, for the next twelve-month period. Projected revenue and net income growth for fiscal 2009 are as follows:

Payroll service revenue	5%	—	7%
Human Resource Services revenue	18%	—	21%
Total service revenue	8%	—	10%
Interest on funds held for clients	(25%)	—	(20%)
Total revenue	6%	—	8%
Investment income, net	(55%)	—	(50%)
Net income	2%	—	4%
Human Resource Services revenue growth is expected to accelerate slightly during the second half of fiscal 2009 as the second half of fiscal 2008 had been impacted by lower revenue from our time and attendance solutions and from the asset values from our retirement services funds.
Growth in operating income, net of certain items, is expected to approximate 11% to 13% for fiscal 2009. The effective income tax rate is expected to be approximately 34% throughout fiscal 2009.
Interest on funds held for clients and investment income are expected to be impacted by interest rate volatility. Based upon current interest rate and economic conditions, we expect interest on funds held for clients and investment income, net, to (decrease)/increase by the following amounts in the remaining respective quarters of fiscal 2009:

Fiscal 2009	Interest on funds held for clients	Investment income, net

Second quarter	(30%) — (25%)	(60%) — (55%)
Third quarter	(30%) — (25%)	(20%) — (15%)
Fourth quarter	(20%) — (15%)	0 — 5%
Remaining unchanged, purchases of property and equipment for fiscal 2009 are expected to be in the range of $80 million to $85 million, in line with our growth rates. Fiscal 2009 depreciation expense is projected to be approximately $68 million, and we project amortization of intangible assets to be approximately $20 million.

RESULTS OF OPERATIONS
Summary of Results of Operations

	For the three months ended
	August 31,
$ in millions	2008	2007	Change

Revenue:
Payroll service revenue	$378.5	$361.5	5%
Human Resource Services revenue	131.4	113.3	16%

Total service revenue	509.9	474.8	7%
Interest on funds held for clients	24.2	32.3	(25%)

Total revenue	534.1	507.1	5%

Combined operating and SG&A expenses	312.5	296.5	5%

Operating income	221.6	210.6	5%

As a % of total revenue	41%	42%

Investment income, net	3.0	12.2	(75%)

Income before income taxes	224.6	222.8	1%

As a % of total revenue	42%	44%

Income taxes	75.9	71.7	6%

Net income	$148.7	$151.1	(2%)

As a % of total revenue	28%	30%

Diluted earnings per share	$0.41	$0.40	3%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2008	2007

Average investment balances:
Funds held for clients	$3,220.1	$3,094.6
Corporate investments	484.5	1,227.6

Total	$3,704.6	$4,322.2

Average interest rates earned
(exclusive of net realized gains):
Funds held for clients	3.0%	4.2%
Corporate investments	2.6%	4.0%
Combined funds held for clients and corporate investments	2.9%	4.1%

Net realized gains:
Funds held for clients	$0.3	$0.1
Corporate investments	—	—

Total	$0.3	$0.1

As of :	August 31,	May 31,
$ in millions	2008	2008

Net unrealized gains on available-for-sale securities (1)	$34.4	$24.8

Federal Funds rate	2.00%	2.00%

Three-year “AAA” municipal securities yield	2.46%	2.65%

Total fair value of available-for-sale securities	$3,988.9	$3,353.5

Average duration of available-for-sale securities in years (2)	2.7	2.7

Weighted-average yield-to-maturity of available-for-sale securities (2)	3.3%	3.4%

(1)	The net unrealized gain of our investment portfolio was approximately $19.6 million as of September 22, 2008.
(2)	These items exclude the impact of VRDNs securities as they are tied to short-term interest rates.

Revenue: The 5% increase in Payroll service revenue for the three months ended August 31, 2008 compared with the same period last year was attributable to client base growth, price increases, and growth in utilization of our ancillary payroll services. The weak economy continues to impact growth through lower client payroll sales, lower transaction volume (checks per client decreased slightly over 1% in the last 12 months) and increases in clients going out of business.
Our payroll tax administration services were utilized by 93% of all clients as of August 31, 2008 and 2007. Our employee payment services were utilized by 73% of all clients as of August 31, 2008, compared with 72% as of August 31, 2007. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.
Human Resource Services revenue increased 16% to $131.4 million for the three months ended August 31, 2008. The following factors contributed to Human Resource Services revenue growth:

As of August 31,	2008	Change	2007	Change

Comprehensive human resource outsourcing services client employees served	446,000	17%	381,000	22%
Workers’ compensation insurance clients	74,000	15%	65,000	19%
Retirement services clients	49,000	9%	45,000	18%
Asset value of retirement services client employees’ funds (in billions)	$9.4	7%	$8.8	30%

For the three months ended August 31, 2008, interest on funds held for clients decreased primarily due to a lower average interest rates earned, partially offset by higher realized gains on sales of available-for-sale securities and higher average investment balances. The increase in average invested balances was driven by client base growth and wage inflation within our current client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
$ in millions	2008	2007	Change

Compensation-related expenses	$201.6	$190.2	6%
Stock-based compensation costs	6.9	6.3	10%
Facilities expense	15.0	13.7	10%
Depreciation of property and equipment	15.9	15.0	6%
Amortization of intangible assets	4.8	4.1	17%
Other expenses	68.3	67.2	2%

Total operating and SG&A expenses	$312.5	$296.5	5%

Combined operating and SG&A expenses for the three months ended August 31, 2008 increased 5% as a result of increases in personnel and other costs related to selling and retaining clients, and promoting new services. As of August 31, 2008, we had approximately 12,500 employees compared with approximately 11,900 employees as of August 31, 2007.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increase in amortization was mainly due to intangibles from acquisitions during the three months ended August 31, 2007. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: Operating income growth was 5% for the three months ended August 31, 2008, as compared with the same period last year. The increase in operating income was attributable to the factors previously discussed.
Operating income, net of certain items, excludes interest on funds held for clients. Refer to the discussion of operating income, net of certain items, in the “Overview” section on page 19 of this review. Operating income, net of certain items, is summarized as follows:

	For the three months ended August 31,
$ in millions	2008	2007	Change

Operating income	$221.6	$210.6	5%
Excluding interest on funds held for clients	(24.2)	(32.3)	(25%)

Operating income, net of certain items	$197.4	$178.3	11%

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for the three months ended August 31, 2008 as compared to the same period last year is due to lower average investment balances resulting from the funding of the stock repurchase program commenced at the beginning of August 2007, and lower average interest rates earned.
Income taxes: Our effective income tax rate was 33.8% for the three months ended August 31, 2008 compared with 32.2% for the same period last year. The increase in the effective income tax rate is a result of lower levels of tax-exempt income derived from municipal debt securities held in our investment portfolios.
Net income and earnings per share: The decrease in net income was 2% for the three months ended August 31, 2008, as compared with the three months ended August 31, 2007. The decrease in net income was attributable to the factors previously discussed. Additionally, changes in interest rates since the same period last year unfavorably impacted net income by $7.4 million, or 5%. Diluted earnings per share for the three months ended August 31, 2008 of $0.41 per share increased 3% over $0.40 per share for the same period last year. Diluted earnings per share increased at a greater rate than the net income change due to a lower number of weighted-average shares outstanding as a result of purchases under the stock repurchase program completed in fiscal 2008.
LIQUIDITY AND CAPITAL RESOURCES
As of August 31, 2008, we had $519.1 million in cash and total corporate investments. Cash and total corporate investments as of August 31, 2008, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

As of August 31, 2008, we have unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of or during the three months ended August 31, 2008.
As of August 31, 2008, we had irrevocable standby letters of credit outstanding totaling $65.5 million, required to secure commitments for certain of our insurance policies and bonding requirements. These letters of credit expire at various dates between November 2008 and December 2012 and are secured by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of or during the three months ended August 31, 2008.
We enter into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2008, we had outstanding commitments to purchase approximately $11.0 million of capital assets.
We guarantee performance of service on annual maintenance contracts for clients who financed their service contracts through a third party. In the normal course of business, we make representations and warranties that guarantee the performance of our services under service arrangements with clients. In addition, we have entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to us. Historically, there have been no material losses related to such guarantees and indemnifications.
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

Reclassification Within Consolidated Statements of Cash Flows
Client fund obligations represent our contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, we have reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any periods presented. Refer to Note B in the Notes to Consolidated Financial Statements for more information on this reclassification.
Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2008	2007

Net income	$148.7	$151.1
Non-cash adjustments to net income	40.7	35.6
Cash provided by changes in operating assets and liabilities	25.2	66.5

Net cash provided by operating activities	$214.6	$253.2

The decrease in our operating cash flows for the three months ended August 31, 2008 related primarily to changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of lower interest receivable balances and timing of collections and payments for compensation, PEO payroll, income tax, and other liabilities. During the three months ended August 31, 2007, other operating liabilities increased as a result of timing of payments for our stock repurchase program.
Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2008	2007

Net change in funds held for clients and corporate investment activities	$(32.4)	$749.0
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(16.2)	(20.0)
Acquisition of businesses, net of cash acquired	—	(32.6)
Purchases of other assets	(1.3)	(1.7)

Net cash (used in)/provided by investing activities	$(49.9)	$694.7

Funds held for clients and corporate investments: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. During the three months ended August 31, 2007, proceeds from sales and maturities of available-for-sale securities were not reinvested in anticipation of the $1.0 billion stock repurchase program commenced in August 2007. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $0.3 million and $2.2 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2008 and 2007, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Construction in progress totaled $56.0 million as of August 31, 2008 and $52.1 million as of May 31, 2008. Of these costs, $55.1 million and $51.6 million represent software being developed for internal use as of August 31, 2008 and May 31, 2008, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. We expect amortization of a significant portion of the internal use software costs in construction in progress to begin in fiscal 2009, and to be amortized over fifteen years.
During the three months ended August 31, 2007, we paid $32.6 million related to an immaterial acquisition.
Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2008	2007

Net change in client fund obligations	$(160.5)	$(454.0)
Repurchases of common stock	—	(396.5)
Dividends paid	(111.9)	(115.0)
Proceeds from and excess tax benefit related to exercise of stock options	5.1	48.8

Net cash used in financing activities	$(267.3)	$(916.7)

Cash dividends per common share	$0.31	$0.30

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
Repurchases of common stock: During the three months ended August 31, 2007, we repurchased 8.9 million shares for a total of $396.5 million under our stock repurchase program completed in fiscal 2008.
Dividends paid: In July 2008, our Board approved an increase of 3% in the quarterly dividend payment to $0.31 per share from $0.30 per share. The quarterly dividend of $0.31 per share was paid August 15, 2008 to stockholders of record as of August 1, 2008. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options: The decrease in proceeds from the exercise of stock options and the excess tax benefit related to exercise of stock options is due to a decrease in the number of shares exercised to 0.2 million shares during the three months ended August 31, 2008 from 1.4 million shares during the three months ended August 31, 2007, and an decrease in the average exercise price per share.
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
As of September 22, 2008, we have sold substantially all of our VRDNs. We expect to be fully divested of VRDNs by the end of September 2008. Funds from VRDNs are being reinvested in agency discount notes. We have no auction rate securities in our investment portfolio. We had exited the auction rate market in the early fall of 2007 and have never experienced a failed auction. We have no exposure to sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk. As of September 22, 2008, we do not have any position in prime money market funds.
During the three months ended August 31, 2008, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.9% compared with 4.1% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time will decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2008 had an average duration of 2.7 years, excluding the impact of VRDNs tied to short- term interest rates, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2008
		Fair
In millions	Cost	value

Maturity date:
Due in one year or less	$293.2	$295.3
Due after one year through three years	697.1	708.8
Due after three years through five years	540.5	553.6
Due after five years	2,423.7	2,431.2

Total	$3,954.5	$3,988.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	August 31,	May 31,	May 31,
	2008	2008	2007

Federal Funds rate — beginning of period	2.00%	5.25%	5.00%
Rate increase:
First quarter	—	—	0.25
Second quarter	NA	(0.75)	—
Third quarter	NA	(1.50)	—
Fourth quarter	NA	(1.00)	—

Federal Funds rate — end of period	2.00%	2.00%	5.25%

Three-year “AAA” municipal securities yield — end of period	2.46%	2.65%	3.71%

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.0 billion for fiscal 2009. Our normal and anticipated allocation is approximately 55% invested in short-term and available-for-sale securities with an average duration of 35 days and 45% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $34.4 million as of August 31, 2008, compared with a net unrealized gain of $24.8 million as of May 31, 2008. During the three months ended August 31, 2008, the net unrealized gain ranged from $4.4 million to $34.8 million. Our investment portfolios reflected a net unrealized gain of approximately $19.6 million as of September 22, 2008.
As of August 31, 2008 and May 31, 2008, we had $4.0 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.3% and 3.4% as of August 31, 2008 and May 31, 2008, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of August 31, 2008 would be in the range of $12.5 million to $13.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments from the possible inability of the borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with an A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.
We periodically review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of August 31, 2008 and May 31, 2008, substantially all of the securities with an unrealized loss held an AA rating or better. We currently believe that we have the ability and intent to hold these investments until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2008, filed with the SEC on July 18, 2008. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
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
Effective June 1, 2008, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements; however, does not require any new fair value measurements. The adoption of this standard has not had a material effect on our results of operations or financial position.
In determining the fair value of our assets and liabilities, we use various valuation approaches, predominately the market and income approaches. In determining the fair value of our available-for-sale securities, we utilize the Interactive Data Pricing service, a market approach. SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on its reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Item 3. Quantitative and Qualitative Disclosures of Market Risk
The information called for by this item is provided under the caption “Market Risk Factors” under Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 5. Other Information
On July 10, 2008, our Board approved the grant of restricted stock to outside members of the Board as provided under our 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.
Additional information regarding compensation awarded to our directors for the year ended May 31, 2008 was provided in our Proxy Statement for our 2008 Annual Meeting of Stockholders, which was filed with the SEC on August 29, 2008.

Item 6. Exhibits
10.1	Credit Agreement dated as of September 22, 2008 among Paychex of New York LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Administrative Agent, J.P. Morgan Securities Inc., as Co-Bookrunner and Co-Arranger, Bank of America, National Association, as Co-Arranger and Co-Bookrunner, and the Lenders Party Hereto, filed herewith.

10.2	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.

10.3	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.

10.4	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008-2009 Officer Performance Incentive Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 5, 2008.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date: September 24, 2008	/s/ Jonathan J. Judge Jonathan J. Judge
President and Chief Executive Officer

Date: September 24, 2008	/s/ John M. Morphy

John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary