Form 10-Q
period 2008-11-30
PAYCHEX INC
filed 2008-12-17
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	360,819,105 Shares

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenue:
Service revenue	$504,383	$477,039	$1,014,250	$951,854
Interest on funds held for clients	19,777	30,754	43,995	63,069

Total revenue	524,160	507,793	1,058,245	1,014,923

Expenses:
Operating expenses	170,675	162,452	339,143	321,767
Selling, general and administrative expenses	141,585	135,865	285,617	273,092

Total expenses	312,260	298,317	624,760	594,859

Operating income	211,900	209,476	433,485	420,064

Investment income, net	1,932	7,503	4,983	19,740

Income before income taxes	213,832	216,979	438,468	439,804

Income taxes	73,590	69,867	149,517	141,617

Net income	$140,242	$147,112	$288,951	$298,187

Basic earnings per share	$0.39	$0.40	$0.80	$0.79

Diluted earnings per share	$0.39	$0.40	$0.80	$0.79

Weighted-average common shares outstanding	360,812	369,914	360,710	375,299

Weighted-average common shares outstanding, assuming dilution	360,977	371,404	360,998	376,903

Cash dividends per common share	$0.31	$0.30	$0.62	$0.60

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amount

	November 30,	May 31,
	2008	2008

ASSETS
Cash and cash equivalents	$330,633	$164,237
Corporate investments	71,044	228,727
Interest receivable	29,791	34,435
Accounts receivable, net of allowance for doubtful accounts	219,438	184,686
Deferred income taxes	—	7,274
Prepaid income taxes	4,691	11,236
Prepaid expenses and other current assets	28,275	27,231

Current assets before funds held for clients	683,872	657,826
Funds held for clients	3,536,482	3,808,085

Total current assets	4,220,354	4,465,911
Long-term corporate investments	77,038	41,798
Property and equipment, net of accumulated depreciation	283,029	275,297
Intangible assets, net of accumulated amortization	77,759	74,500
Goodwill	433,316	433,316
Deferred income taxes	15,501	13,818
Other long-term assets	4,863	5,151

Total assets	$5,111,860	$5,309,791

LIABILITIES
Accounts payable	$38,858	$40,251
Accrued compensation and related items	117,920	132,589
Deferred revenue	11,545	10,326
Deferred income taxes	10,301	—
Litigation reserve	20,736	22,968
Other current liabilities	47,469	47,457

Current liabilities before client fund obligations	246,829	253,591
Client fund obligations	3,504,679	3,783,681

Total current liabilities	3,751,508	4,037,272
Accrued income taxes	21,105	17,728
Deferred income taxes	9,501	9,600
Other long-term liabilities	45,023	48,549

Total liabilities	3,827,137	4,113,149

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,819 shares as of November 30, 2008 and 360,500 shares as of May 31, 2008, respectively	3,608	3,605
Additional paid-in capital	451,245	431,639
Retained earnings	808,875	745,351
Accumulated other comprehensive income	20,995	16,047

Total stockholders’ equity	1,284,723	1,196,642

Total liabilities and stockholders’ equity	$5,111,860	$5,309,791

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the six months ended
	November 30,
	2008	2007

OPERATING ACTIVITIES
Net income	$288,951	$298,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	41,678	38,796
Amortization of premiums and discounts on available-for-sale securities	11,940	7,900
Stock-based compensation costs	13,942	12,905
Provision for deferred income taxes	13,089	14,632
Provision for allowance for doubtful accounts	1,084	1,362
Net realized gains on sales of available-for-sale securities	(705)	(533)
Changes in operating assets and liabilities:
Interest receivable	4,644	15,060
Accounts receivable	(35,836)	(28,219)
Prepaid expenses and other current assets	5,501	(5,192)
Accounts payable and other current liabilities	(18,712)	1,038
Net change in other assets and liabilities	2,809	2,308

Net cash provided by operating activities	328,385	358,244

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(16,284,599)	(59,416,437)
Proceeds from sales and maturities of available-for-sale securities	17,493,183	60,617,951
Net change in funds held for clients’ money market securities and other cash equivalents	(820,736)	43,981
Purchases of property and equipment	(39,207)	(39,698)
Proceeds from sales of property and equipment	—	708
Acquisition of businesses, net of cash acquired	—	(32,940)
Purchases of other assets	(13,445)	(4,518)

Net cash provided by investing activities	335,196	1,169,047

FINANCING ACTIVITIES
Net change in client fund obligations	(279,002)	(524,463)
Repurchases of common stock	—	(865,064)
Dividends paid	(223,840)	(225,797)
Proceeds from exercise of stock options	5,409	53,266
Excess tax benefit related to exercise of stock options	248	8,340

Net cash used in financing activities	(497,185)	(1,553,718)

Increase/(decrease) in cash and cash equivalents	166,396	(26,427)
Cash and cash equivalents, beginning of period	164,237	79,353

Cash and cash equivalents, end of period	$330,633	$52,926

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2008
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the six months ended November 30, 2008. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2008.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2008 (“fiscal 2008”). Operating results and cash flows for the six months ended November 30, 2008 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2009 (“fiscal 2009”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $637.4 million and $635.6 million for the three months ended November 30, 2008 and 2007, respectively, and $1.3 billion for both the six months ended November 30, 2008 and 2007.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1 million under both its fiscal 2009 and fiscal 2008 policies.

Note A: Description of Business and Significant Accounting Policies – continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	November 30,	May 31,
In thousands	2008	2008

Prepaid expense	$2,466	$2,612
Current liability	$9,123	$8,395
Long-term liability	$16,706	$18,294

The amounts included in prepaid expense on the Consolidated Balance Sheets relate to the policy for the fiscal year ended May 31, 2004, which was a pre-funded policy.
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs: The Company has stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units. The Company typically makes grants to its officers, directors, and management in July. The grants approved by the Board of Directors (the “Board”) were as follows:

	For the six months ended
	November 30,
	2008		2007
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	783	$6.90	714	$10.83
Restricted stock	137	$31.86	134	$43.91
Restricted stock units	607	$28.30	499	$40.60

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $7.0 million and $13.9 million for the three and six months ended November 30, 2008, as compared with $6.6 million and $12.9 million for the respective prior year periods. As of November 30, 2008, the total unrecognized compensation cost related to all unvested stock-based awards was $72.5 million and is expected to be recognized over a weighted-average period of 2.7 years.

Note A: Description of Business and Significant Accounting Policies – continued
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
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2008	2007	2008	2007

Risk-free interest rate	2.9%	4.2%	3.3%	4.7%
Dividend yield	3.6%	3.0%	3.4%	2.8%
Volatility factor	.28	.25	.28	.26
Expected option life in years	6.0	5.5	6.4	6.2

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
Fair value of financial instruments: Effective June 1, 2008, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements; however, this standard does not require any new fair value measurements. The adoption of this standard has not had a material effect on the Company’s results of operations or financial position.
In determining the fair value of its assets and liabilities, the Company uses various valuation approaches, predominately the market and income approaches. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service, a market approach. All securities the Company invests in have active markets. SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Note A: Description of Business and Significant Accounting Policies – continued
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis under SFAS No. 157 as of November 30, 2008:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$2,141,406	$57	$2,141,349	$—
Other securities	$7,516	$7,516	$—	$—
Liabilities:
Other long-term liabilities	$7,516	$7,516	$—	$—

As of November 30, 2008, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
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

For the six months ended
In thousands	November 30, 2007

Net cash provided by investing activities – as previously reported	$644,584
Impact of reclassification – net change in client fund obligations	524,463

Net cash provided by investing activities – as reclassified	$1,169,047

Net cash used in financing activities – as previously reported	$(1,029,255)
Impact of reclassification – net change in client fund obligations	(524,463)

Net cash used in financing activities – as reclassified	$(1,553,718)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for the period presented.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands, except per share amounts	2008	2007	2008	2007

Basic earnings per share:
Net income	$140,242	$147,112	$288,951	$298,187

Weighted-average common shares outstanding	360,812	369,914	360,710	375,299

Basic earnings per share	$0.39	$0.40	$0.80	$0.79

Diluted earnings per share:
Net income	$140,242	$147,112	$288,951	$298,187

Weighted-average common shares outstanding	360,812	369,914	360,710	375,299
Dilutive effect of common share equivalents at average market price	165	1,490	288	1,604

Weighted-average common shares outstanding, assuming dilution	360,977	371,404	360,998	376,903

Diluted earnings per share	$0.39	$0.40	$0.80	$0.79

Weighted-average anti-dilutive common share equivalents	14,035	5,300	12,711	5,213

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
Shares of the Company’s common stock issued for stock option exercises and vesting of restricted stock and restricted stock units for the three months ended November 30, 2008 were minimal, while 0.3 million shares were issued for the six months ended November 30, 2008. Total shares issued during the three and six months ended November 30, 2007 were 0.3 million shares and 1.8 million shares, respectively. During the three months ended November 30, 2007, the Company repurchased 11.4 million shares of its common stock for $468.6 million under its stock repurchase program completed in December 2007, for a total of 20.3 million shares for $865.1 million for the six months ended November 30, 2007.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,535,642	$—	$—	$1,535,642
Available-for-sale securities:
General obligation municipal bonds	843,837	12,899	(701)	856,035
Pre-refunded municipal bonds	539,118	13,363	(15)	552,466
Revenue municipal bonds	374,018	5,095	(628)	378,485
Variable rate demand notes	—	—	—	—
U.S. agency securities	351,959	2,404	—	354,363
Other equity securities	20	37	—	57

Total available-for-sale securities	2,108,952	33,798	(1,344)	2,141,406
Other	10,791	—	(3,275)	7,516

Total funds held for clients and corporate investments	$3,655,385	$33,798	$(4,619)	$3,684,564

	May 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$714,907	$—	$—	$714,907
Available-for-sale securities:
General obligation municipal bonds	812,611	12,732	(287)	825,056
Pre-refunded municipal bonds	504,377	7,724	(489)	511,612
Revenue municipal bonds	444,852	5,298	(295)	449,855
Variable rate demand notes	1,536,911	67	—	1,536,978
U.S. agency securities	30,000	—	(36)	29,964
Other equity securities	20	59	—	79

Total available-for-sale securities	3,328,771	25,880	(1,107)	3,353,544
Other	10,143	426	(410)	10,159

Total funds held for clients and corporate investments	$4,053,821	$26,306	$(1,517)	$4,078,610

Included in money market securities and other cash equivalents as of November 30, 2008 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts. As of May 31, 2008, money market securities and other cash equivalents included government money market funds, commercial paper, time deposits, and bank demand deposit accounts.

Note D: Funds Held for Clients and Corporate Investments – continued
Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In thousands	2008	2008

Funds held for clients	$3,536,482	$3,808,085
Corporate investments	71,044	228,727
Long-term corporate investments	77,038	41,798

Total funds held for clients and corporate investments	$3,684,564	$4,078,610

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy within its investment portfolios to maximize liquidity and protect principal. The Company attempts to mitigate the risks associated with its investment activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All securities the Company invests in have active markets.
As of November 30, 2008, the Company had no exposure to variable rate demand notes or prime money market funds.  The Company sold all of its holdings in these types of investments in September 2008 as a result of turmoil in the related markets.  No losses were recognized on these sales.  The proceeds from the sale of these investments were reinvested into U.S. agency discount notes, which is currently the Company’s primary short-term investment option. The Company does not hold any auction rate securities in its investment portfolios. The Company exited the auction rate market in the early fall of 2007 and never experienced a failed auction. It has no exposure to sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $32.5 million as of November 30, 2008 compared with a net unrealized gain of $24.8 million as of May 31, 2008. The gross unrealized losses of $1.3 million, included in the net unrealized gain, as of November 30, 2008 were comprised of 46 available-for-sale securities, which had a total fair value of $164.4 million. The gross unrealized losses of $1.1 million, included in the net unrealized gain, as of May 31, 2008 were comprised of 76 available-for-sale securities, which had a total fair value of $243.6 million.
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of November 30, 2008 and May 31, 2008, the majority of the securities with an unrealized loss held an AA rating

Note D: Funds Held for Clients and Corporate Investments – continued
or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2008
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$592,283	$597,219
Due after one year through three years	676,595	689,096
Due after three years through five years	554,504	566,803
Due after five years	285,550	288,231

Total	$2,108,932	$2,141,349

Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2008	2008

Land and improvements	$4,143	$3,617
Buildings and improvements	84,794	84,723
Data processing equipment	175,803	166,893
Software	103,010	98,513
Furniture, fixtures, and equipment	141,311	136,330
Leasehold improvements	85,414	76,244
Construction in progress	57,918	52,078

Total property and equipment, gross	652,393	618,398
Less: Accumulated depreciation and amortization	369,364	343,101

Property and equipment, net of accumulated depreciation	$283,029	$275,297

Depreciation expense was $15.6 million and $31.5 million for the three and six months ended November 30, 2008, respectively, as compared with $15.1 million and $30.1 million for the three and six months ended November 30, 2007, respectively.
Within construction in progress, there were costs for software being developed for internal use of $57.8 million and $51.6 million as of November 30, 2008 and May 31, 2008, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs. We have approximately $55.0 million in costs for internal use software that will begin to amortize in late fiscal 2009. The estimated annual amortization related to these costs will be approximately $3.7 million.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $433.3 million as of November 30, 2008 and May 31, 2008.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2008	2008

Client lists and associate office license agreements	$184,429	$170,984
Other intangible assets	5,675	5,675

Total intangible assets, gross	190,104	176,659
Less: Accumulated amortization	112,345	102,159

Intangible assets, net of accumulated amortization	$77,759	$74,500

Amortization expense relating to intangible assets was $5.4 million and $10.2 million for the three and six months ended November 30, 2008, respectively, as compared with $4.6 million and $8.7 million for the three and six months ended November 30, 2007, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2009 and the following four fiscal years, as of November 30, 2008, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2009	$20,819
2010	$18,901
2011	$16,191
2012	$13,733
2013	$8,154

Note G: Business Acquisition Reserves
In the fiscal year ended May 31, 2003, the Company recorded reserves related to acquisitions in the amounts of $10.0 million for severance and $5.9 million for redundant lease costs. Activity for the six months ended November 30, 2008 for these reserves is summarized as follows:

	Balance as		Balance as of
	of May 31,	Utilization	November 30,
In thousands	2008	of reserve	2008

Severance costs	$149	$—	$149
Redundant lease costs	$742	$(138)	$604

The remaining severance payments are expected to be complete during the fiscal year ending May 31, 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.4 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of November 30, 2008.

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2008	2007	2008	2007

Net income	$140,242	$147,112	$288,951	$298,187
Change in unrealized gains and losses of available-for-sale securities, net of taxes	(1,308)	13,101	4,948	18,666

Total comprehensive income	$138,934	$160,213	$293,899	$316,853

As of November 30, 2008, accumulated other comprehensive income was $21.0 million, which was net of taxes of $11.5 million. As of May 31, 2008, accumulated other comprehensive income was $16.0 million, which was net of taxes of $8.8 million.
Note I: Commitments and Contingencies
Lines of credit: As of November 30, 2008, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the six months ended November 30, 2008.
Credit facility: The Company has a committed, secured one-year revolving credit facility expiring on September 20, 2009. Paychex of New York LLC (the “Borrower”), a subsidiary of the Company, entered into the credit facility with JPMorgan Chase Bank, N.A. and Bank of America, N.A. (the “Lenders”). The credit facility is collateralized by the long-term securities of the Borrower, to the extent of any borrowing (the “Credit Agreement”). Under the facility, the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. Upon expiration of the commitment

Note I: Commitments and Contingencies – continued
in 2009, any borrowings outstanding will mature and be payable on such date. No amounts were outstanding against this facility as of, or during the three months ended November 30, 2008.
The revolving loans under the Credit Agreement will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment.
The Credit Agreement includes various financial and other customary covenants with which the Borrower must comply in order to maintain borrowing availability and avoid penalties, including a limitation on the Borrower’s ability to incur additional indebtedness, create liens, enter into consolidations or mergers, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The Credit Agreement (and collateral security agreements executed in connection therewith) also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interest, change in control events, and material adverse changes.
Certain of the Lenders under the Credit Agreement, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will receive, customary fees and expenses.
Letters of credit: As of November 30, 2008, and May 31, 2008, the Company also had irrevocable standby letters of credit available totaling $65.5 million and $71.5 million, respectively, required to secure commitments for certain insurance policies and bonding requirements. These letters of credit expire at various dates between December 2008 and December 2012 and are secured by securities held in the Company’s investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the six months ended November 30, 2008.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2008, the Company had outstanding commitments to purchase approximately $4.5 million of capital assets.
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

Note I: Commitments and Contingencies – continued
The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
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
As of November 30, 2008, the Company has fully resolved its licensing responsibility and settled all litigation with 75 of the 76 licensees who were provided services by Rapid Payroll. In 2007, a verdict was issued in the Brunskill Associates, Inc. v. Rapid Payroll, Inc. et al. case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict. Any final judgment would be subject to an award of statutory interest.
The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2009 for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $20.7 million as of November 30, 2008, and is included in current liabilities on the Consolidated Balance Sheets.
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
Note J: Supplemental Cash Flow Information
Income taxes paid were $126.1 million and $117.8 million for the six months ended November 30, 2008 and 2007, respectively.

Note K: Related Party Transactions
During the three and six months ended November 30, 2008, the Company purchased approximately $2.3 million and $2.6 million of data processing equipment and software from EMC Corporation, as compared with $0.4 million and $2.6 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and six months ended November 30, 2008 and November 30, 2007, and our financial condition as of November 30, 2008. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2008 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2008 (“fiscal 2008”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks, as well as those that are described in our periodic filings with the Securities and Exchange Commission (“SEC”):
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
We primarily earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.

Our financial results continue to be impacted by weak economic conditions, including low levels of new business starts, increases in companies going out of business, declines in checks per client, and the credit crisis in the financial markets. The financial results for the three months ended November 30, 2008 as compared to the three months ended November 30, 2007 include the following:
•	Total revenue increased 3% to $524.2 million.

•	Payroll service revenue increased 4% to $376.1 million.

•	Human Resource Services revenue increased 11% to $128.3 million.

•	Operating income increased 1% to $211.9 million.

•	Interest on funds held for clients decreased 36% to $19.8 million.

•	Operating income, net of certain items, increased 7% to $192.1 million. Refer to the discussion below for further information on this non-GAAP measure, operating income, net of certain items.

•	Net income decreased 5% to $140.2 million.

•	Diluted earnings per share decreased 3% to $0.39.
Our financial performance during the three months ended November 30, 2008 was due to service revenue growth of 6% over the same period last year, and leveraging of expenses. The growth in service revenue was primarily attributable to price increases and growth in the utilization of our ancillary payroll and Human Resource Services by new and existing clients. The weak economy continues to have a negative impact on service revenue growth as, during the six months ended November 30, 2008, we have experienced a 12% increase in companies going out of business, a 13% decline in new business starts, a 1.5% decrease in checks per client, and lower levels of new hire reporting.
Our financial results were also impacted by decreases in the interest rates we earned on our funds held for clients and corporate investment portfolios.  Our combined interest on funds held for clients and investment income, net, declined 43% for the three months ended November 30, 2008 compared to the same period last year primarily due to declining interest rates and also from lower corporate investment balances due to the funding of the stock repurchase program completed in December 2007.  The combined investment portfolios earned an average rate of return of 2.4% for the three months ended November 30, 2008, a decline from 4.0% for the same period last year.  We have maintained a conservative investment strategy in order to maximize our liquidity and protect principal in our investment portfolios during this period of turbulence in the financial markets.  This strategy results in significantly lower yields on high quality instruments.  Our short-term portfolio has been heavily invested in taxable securities, and our short-term taxable interest rates earned have averaged 1.4% for the three months ended November 30, 2008 compared to 5.0% for the same period last year.  In addition, the Federal Funds rate has continued to decline to a level of 1.00% as of November 30, 2008, down 350 basis points from November 30, 2007.
In addition to reporting operating income, a generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 7% to $192.1 million for the three months ended November 30, 2008, as compared to $178.8 million for the same period last year. Refer to the reconciliation of operating income to operating income, net of certain items, on page 25 of this review.
The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, we believe that our financial position as of November 30, 2008 remained strong with cash and total corporate investments of $478.7 million and no debt.  In addition, we have seen an increase in our working capital balances since May 31, 2008, primarily due to higher accounts receivable balances due to timing of billing cycles and lower accrued compensation balances. We also believe that our investments as of November 30, 2008 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date through the date of filing this periodic report that would indicate an other-than-temporary impairment.
Our primary source of cash is from our ongoing operations. Cash flow from operations was $328.4 million for the six months ended November 30, 2008, as compared with $358.2 million for the six months ended November 30, 2007. Cash flows from operations were higher for the three months ended November 30, 2007 due to a liability related to the stock repurchase program. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of November 30, 2008, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and six months ended November 30, 2008, and our financial position as of November 30, 2008, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Investment Portfolio Overview
We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. In the current financial markets, this translates to significantly lower yields on high quality instruments, impacting our income earned on funds held for clients and corporate investments. Our exposure from our investing activities has been limited in the current investment environment as the result of our policies of investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting the amounts that can be invested in any single issuer. All securities we invest in have active markets.
As of November 30, 2008, we had no exposure to variable rate demand notes (“VRDNs”) or prime money market funds.  We sold all of our holdings in these types of investments in September 2008 as a result of turmoil in the related markets.  No losses were recognized on these sales.  The proceeds from the sale of these investments were reinvested into U.S. agency discount notes, which is currently our primary short-term investment option. We have no auction rate securities in our investment portfolios. We exited the auction rate market in the early fall of 2007 and never experienced a failed auction. We have no exposure to sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
Outlook
Our outlook for the full fiscal year ending May 31, 2009 (“fiscal 2009”) has been revised to reflect the impacts of current economic and financial conditions, and assumes the economic weakness we have experienced will continue through the remainder of the fiscal year. Some statistical evidence of the economic weakness for the six months ended November 30, 2008 is as follows:
•	Average interest rate earned on funds held for clients and corporate investments decreased to 2.7% from 4.0% in the same period last year;

•	Companies going out of business increased 12%;

•	New business starts declined 13%;

•	Checks per client declined 2.1% in the three months ended November 30,2008 compared to 1.2% for the three months ended August 31, 2008; and

•	The asset value of retirement services client employees’ funds declined 23% since August 31, 2008.
Projected revenue and net income growth for fiscal 2009 are as follows:

Payroll service revenue	3%	—	5%
Human Resource Services revenue	12%	—	15%
Total service revenue	5%	—	7%
Interest on funds held for clients	(45%)	—	(40%)
Total revenue	2%	—	4%
Investment income, net	(75%)	—	(70%)
Net income	(7%)	—	(5%)
Growth in operating income, net of certain items, is expected to approximate 5% to 8% for fiscal 2009. The effective income tax rate is expected to be approximately 34% throughout fiscal 2009. Under normal financial market conditions, we estimate the effect of a 25-basis-point increase or decrease in the Federal Funds rate on earnings would be approximately $4.0 million, after taxes, for a twelve-month period. However, in the current environment and given the low levels at which high quality short-term investments are earning interest, we would not expect such an impact with the most recent changes in the Federal Funds rate. We estimate the lowest level of interest on funds held for clients over a twelve-month period would be $60 million.
Remaining unchanged, purchases of property and equipment for fiscal 2009 are expected to be in the range of $80 million to $85 million, in line with our growth rates. Fiscal 2009 depreciation expense is projected to be approximately $65 million, and we project amortization of intangible assets to be approximately $20 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2008	2007	% Change	2008	2007	% Change

Revenue:
Payroll service revenue	$376.1	$361.6	4%	$754.5	$723.1	4%
Human Resource Services revenue	128.3	115.5	11%	259.7	228.8	14%

Total service revenue	504.4	477.1	6%	1,014.2	951.9	7%
Interest on funds held for clients	19.8	30.7	(36%)	44.0	63.0	(30%)

Total revenue	524.2	507.8	3%	1,058.2	1,014.9	4%

Combined operating and SG&A expenses	312.3	298.3	5%	624.7	594.8	5%

Operating income	211.9	209.5	1%	433.5	420.1	3%

As a % of total revenue	40%	41%		41%	41%

Investment income, net	1.9	7.5	(74%)	5.0	19.7	(75%)

Income before income taxes	213.8	217.0	(1%)	438.5	439.8	—

As a % of total revenue	41%	43%		41%	43%

Income taxes	73.6	69.9	5%	149.5	141.6	6%

Net income	$140.2	$147.1	(5%)	$289.0	$298.2	(3%)

As a % of total revenue	27%	29%		27%	29%

Diluted earnings per share	$0.39	$0.40	(3%)	$0.80	$0.79	1%

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2008	2007	2008	2007

Average investment balances:
Funds held for clients	$3,088.3	$3,065.4	$3,154.2	$3,080.0
Corporate investments	510.2	753.8	497.3	990.7

Total	$3,598.5	$3,819.2	$3,651.5	$4,070.7

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	2.5%	4.0%	2.7%	4.1%
Corporate investments	1.6%	3.9%	2.1%	4.0%
Combined funds held for clients and corporate investments	2.4%	4.0%	2.7%	4.0%

Net realized gains:
Funds held for clients	$0.4	$0.4	$0.7	$0.5
Corporate investments	—	—	—	—

Total	$0.4	$0.4	$0.7	$0.5

As of:	November 30,	May 31,
$ in millions	2008	2008

Net unrealized gain on available-for-sale securities (1)	$32.5	$24.8

Federal Funds rate (2)	1.00%	2.00%

Three-year “AAA” municipal securities yield	2.51%	2.65%

Total fair value of available-for-sale securities	$2,141.4	$3,353.5

Average duration of available-for-sale securities in years (3)	2.3	2.7

Weighted-average yield-to-maturity of available-for-sale securities (3)	3.3%	3.4%

(1)	The net unrealized gain of our investment portfolio was approximately $31.6 million as of December 12, 2008.

(2)	On December 16, 2008, the Federal Funds rate was decreased to a range of 0% to 0.25%.

(3)	These items exclude the impact of VRDN securities held as of May 31, 2008, as they are tied to short-term interest rates.

Payroll service revenue: The increases in Payroll service revenue of 4% for both the three and six months ended November 30, 2008 from the same periods last year were primarily attributable to price increases and growth in the utilization of our ancillary payroll services. During the three and six months ended November 30, 2008, checks per client declined 2.1% and 1.5%, respectively.
Our payroll tax administration services were utilized by 93% of all clients as of November 30, 2008 and 2007. Our employee payment services were utilized by 74% of all clients as of November 30, 2008, compared with 72% as of November 30, 2007. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue: Human Resource Services revenue increased 11% to $128.3 million and 14% to $259.7 million for the three and six months ended November 30, 2008, respectively. The following factors contributed to Human Resource Services revenue growth:

As of:	November 30,	%	November 30,	%
$ in millions	2008	Change	2007	Change

Comprehensive human resource outsourcing services client employees served	445,000	11%	401,000	22%
Workers’ compensation insurance clients	75,000	11%	67,000	19%
Retirement services clients	50,000	10%	46,000	17%
Health and benefits services revenue	$9.5	85%	$5.1	n/m

While the above factors positively contributed to the revenue growth as compared to the same period last year, certain economic factors are decreasing the rate of growth. The volatility in the financial markets has caused the asset value of retirement services client employees’ funds to decline 22% to $7.2 billion. The S&P 500 declined 39% during the same period. The decline in asset value and clients’ employees moving their portfolios to safer investments reduced retirement services revenue by $2.2 million during the three months ended November 30, 2008. We have also experienced some volatility in PEO net service revenue due to fluctuations in workers’ compensation claims of approximately $1.5 million. The growth in Human Resource Services revenue for the three months ended November 30, 2008 would have been slightly above 14% exclusive of these items.
Total service revenue: Total service revenue growth for the three and six months ended November 30, 2008 was 6% and 7%, respectively, with total service revenue for the six months ended November 30, 2008 slightly in excess of $1 billion. The weak economy continues to have a negative impact on service revenue growth as, over the six months ended November 30, 2008, we experienced a 12% increase in companies going out of business, a 13% decline in new business starts, a 1.5% decrease in checks per client, and lower levels of new hire reporting.
Interest on funds held for clients: For the three and six months ended November 30, 2008, interest on funds held for clients decreased 36% and 30%, respectively. The decreases in interest on funds held for clients were primarily the result of lower average interest rates earned.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three			For the six
	months ended			months ended
	November 30,			November 30,
$ in millions	2008	2007	% Change	2008	2007	% Change

Compensation-related expenses	$203.2	$191.9	6%	$404.8	$382.1	6%
Stock-based compensation costs	7.0	6.6	6%	13.9	12.9	8%
Facilities expense	14.5	13.8	4%	29.5	27.5	7%
Depreciation of property and equipment	15.6	15.1	4%	31.5	30.1	5%
Amortization of intangible assets	5.4	4.6	16%	10.2	8.7	17%
Other expenses	66.6	66.3	—	134.8	133.5	1%

Total operating and SG&A expenses	$312.3	$298.3	5%	$624.7	$594.8	5%

Combined operating and SG&A expenses for both the three and six months ended November 30, 2008 increased 5% primarily as a result of increases in personnel and other costs related to selling and retaining clients, and promoting new services. As of November 30, 2008, we had approximately 12,700 employees compared with approximately 12,200 employees as of November 30, 2007.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increase in amortization was mainly due to intangibles from acquisitions during the six months ended November 30, 2007. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: Operating income growth was 1% and 3% for the three and six months ended November 30, 2008 as compared with the same periods last year. The increases in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, excludes interest on funds held for clients. Refer to the discussion of operating income, net of certain items, in the “Overview” section on page 19 of this review. Operating income, net of certain items, is summarized as follows:

	For the three			For the six
	months ended			months ended
	November 30,			November 30,
$ in millions	2008	2007	% Change	2008	2007	% Change

Operating income	$211.9	$209.5	1%	$433.5	$420.1	3%
Excluding interest on funds held for clients	(19.8)	(30.7)	(36%)	(44.0)	(63.0)	(30%)

Operating income, net of certain items	$192.1	$178.8	7%	$389.5	$357.1	9%

Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decreases in investment income for the three and six months ended November 30, 2008 as compared to the same periods last year were due to lower average interest rates earned and lower average investment balances, which resulted from the funding of the stock repurchase program completed in December 2007.
Income taxes: Our effective income tax rate was 34.4% and 34.1% for the three and six months ended November 30, 2008, respectively, compared with 32.2% for both the respective prior year periods. The increase in the effective income tax rate is a result of lower levels of tax-exempt income derived from municipal debt securities held in our investment portfolios.
Net income and earnings per share: The decreases in net income were 5% and 3% for the three and six months ended November 30, 2008, respectively, as compared with the same periods last year. The decreases in net income were attributable to the factors previously discussed. In particular, combined interest on funds held for clients and investment income declined 43%, or $16.5 million, and 41%, or $33.8 million, for the three and six months ended November 30, 2008, respectively.
Diluted earnings per share for the three months ended November 30, 2008 of $0.39 per share decreased 3% from $0.40 per share for the same period last year. Diluted earnings per share for the six months ended November 30, 2008 of $0.80 per share increased 1% over $0.79 per share for the same period last year. Diluted earnings per share for the six months ended November 30, 2008 increased at a rate higher than net income growth due to a lower number of weighted-average shares outstanding as a result of purchases under the stock repurchase program completed in December 2007. Additionally, the decline in combined interest on funds held for clients and investment income noted above impacted diluted earnings per share for the three and six months ended November 30, 2008 by $0.03 and $0.06, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, we believe that our financial position as of November 30, 2008 remained strong with cash and total corporate investments of $478.7 million and no debt. In addition, we have seen an increase in our working capital balances since May 31, 2008, primarily due to higher accounts receivable balances due to timing of billing cycles, and lower accrued compensation balances. We also believe that our investments as of November 30, 2008 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate an other-than-temporary impairment. Cash and total corporate investments as of November 30, 2008, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of November 30, 2008 we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2009
Bank of America, N.A.	$250 million	February 2009
PNC Bank, National Association	$150 million	February 2009
Wells Fargo Bank, National Association	$150 million	February 2009

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the six months ended November 30, 2008.
Credit facility: We have a committed, secured one-year revolving credit facility, which expires on September 20, 2009. The credit facility is collateralized by the long-term securities of Paychex of New York LLC (the “Borrower”), to the extent of any borrowing (the “Credit Agreement”). Under the facility the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. Upon expiration of the commitment in 2009, any borrowings outstanding will mature and be payable on such date. No amounts were outstanding against this facility as of, or during the three months ended November 30, 2008.
The revolving loans under the Credit Agreement will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment. Refer to Note I of the Notes to Consolidated Financial Statements for further discussion of the credit facility.
Letters of credit: As of November 30, 2008, we had irrevocable standby letters of credit available totaling $65.5 million, required to secure commitments for certain insurance policies and bonding requirements. These letters of credit expire at various dates between December 2008 and December 2012 and are secured by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during, the six months ended November 30, 2008.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. As of November 30, 2008, we had outstanding commitments to purchase approximately $4.5 million of capital assets.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2008.
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
Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2008	2007

Net income	$289.0	$298.2
Non-cash adjustments to net income	81.0	75.0
Cash used in changes in operating assets and liabilities	(41.6)	(15.0)

Net cash provided by operating activities	$328.4	$358.2

The decrease in our operating cash flows for the six months ended November 30, 2008 related primarily to changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of billing cycles within accounts receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities. This was offset by lower interest receivable balances and the timing of payments for our stock repurchase program during the same period last year.

Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2008	2007

Net change in funds held for clients and corporate investment activities	$387.8	$1,245.4
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(39.2)	(39.0)
Acquisition of businesses, net of cash acquired	—	(32.9)
Purchases of other assets	(13.4)	(4.5)

Net cash provided by investing activities	$335.2	$1,169.0

Funds held for clients and corporate investments: Funds held for clients and corporate investments consist of short-term funds and available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. The net change in funds held for clients and corporate investment activities decreased in part due to timing of divesting of VRDNs in September 2008 and the reinvestment of the proceeds into available high credit quality securities, some of which did not occur until subsequent to November 30, 2008. In addition, during the six months ended November 30, 2007, proceeds from sales and maturities of available-for-sale securities were not reinvested in anticipation of the $1.0 billion stock repurchase program commenced in August 2007. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $2.3 million and $2.6 million of data processing equipment and software from EMC Corporation during the three and six months ended November 30, 2008 as compared with $0.4 million and $2.6 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Construction in progress totaled $57.9 million as of November 30, 2008 and $52.1 million as of May 31, 2008. Of these costs, $57.8 million and $51.6 million represent software being developed for internal use as of November 30, 2008 and May 31, 2008, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. We expect amortization of a significant portion of the internal use software costs in construction in progress to begin late in fiscal 2009, and to be amortized over fifteen years.
During the six months ended November 30, 2007, we paid $32.9 million related to an immaterial acquisition. The increases in other assets for the six months ended November 30, 2008 were due to purchases of customer lists.

Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2008	2007

Net change in client fund obligations	$(279.0)	$(524.4)
Repurchases of common stock	—	(865.1)
Dividends paid	(223.8)	(225.8)
Proceeds from and excess tax benefit related to exercise of stock options	5.6	61.6

Net cash used in financing activities	$(497.2)	$(1,553.7)

Cash dividends per common share	$0.62	$0.60

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
Repurchases of common stock: During the six months ended November 30, 2007, we repurchased 20.3 million shares for a total of $865.1 million under our stock repurchase program completed in December 2007.
Dividends paid: In July 2008, our Board declared an increase of 3% in the quarterly dividend payment to $0.31 per share from $0.30 per share. The quarterly dividend of $0.31 per share was paid November 15, 2008 to stockholders of record as of November 1, 2008. The payment of future dividends is dependent on our future earnings and cash flow and are subject to the discretion of our Board.
Exercise of stock options: The decrease in proceeds from the exercise of stock options and the excess tax benefit related to exercise of stock options is due to a decrease in the number of shares issued for stock option exercises to 0.2 million shares during the six months ended November 30, 2008 from 1.8 million shares during the six months ended November 30, 2007, and a decrease in the average exercise price per share.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. We attempt to mitigate the risks associated with our investing activities, by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All securities we invest in have active markets.

As of November 30, 2008, we had no exposure to VRDNs or prime money market funds. We sold all of our holdings in these types of investments in September 2008 as a result of turmoil in the related markets. No losses were recognized on these sales. The proceeds from the sale of these investments were reinvested into U.S. agency discount notes, which is currently our primary short-term investment option. We do not hold any auction rate securities in our investment portfolios. We exited the auction rate market in the early fall of 2007 and never experienced a failed auction. We have no exposure to sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the six months ended November 30, 2008, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.7% compared with 4.0% for the same period last year. With the turmoil currently in the financial markets, our conservative investment strategy translates to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of long- and short-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2008 had an average duration of 2.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.
The cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2008 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2008
In millions	Cost	Fair value

Maturity date:
Due in one year or less	$592.3	$597.2
Due after one year through three years	676.6	689.1
Due after three years through five years	554.5	566.8
Due after five years	285.5	288.2

Total	$2,108.9	$2,141.3

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	November 30,	May 31,	May 31,
	2008	2008	2007

Federal Funds rate – beginning of period	2.00%	5.25%	5.00%
Rate increase/(decrease):
First quarter	—	—	0.25
Second quarter	(1.00)	(0.75)	—
Third quarter	NA	(1.50)	—
Fourth quarter	NA	(1.00)	—

Federal Funds rate – end of period	1.00%	2.00%	5.25%

Three-year “AAA” municipal securities yield – end of period	2.51%	2.65%	3.71%

On December 16, 2008, the Federal Funds rate was decreased to a range of 0% to 0.25%.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;
•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.9 billion for fiscal 2009. Our normal and anticipated allocation is approximately 55% invested in short-term and available-for-sale securities with an average duration of 35 days and 45% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $32.5 million as of November 30, 2008, compared with a net unrealized gain of $24.8 million as of May 31, 2008. During the six months ended November 30, 2008, the net unrealized gain/(loss) on our investment portfolios ranged from a net unrealized loss of $15.2 million to a net unrealized gain of $39.8 million. Our investment portfolios reflected a net unrealized gain of approximately $31.6 million as of December 12, 2008.

As of November 30, 2008 and May 31, 2008, we had $2.1 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.3% and 3.4% as of November 30, 2008 and May 31, 2008, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of November 30, 2008 would be in the range of $12.0 million to $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.
We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2008 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of November 30, 2008 and May 31, 2008, the majority of the securities with an unrealized loss held an AA rating or better. We currently believe that we have the ability and intent to hold these investments until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Effective June 1, 2008, we adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements; however, this standard does not require any new fair value measurements. The adoption of this standard has not had a material effect on our results of operations or financial position.
In determining the fair value of our assets and liabilities, we use various valuation approaches, predominately the market and income approaches. In determining the fair value of our available-for-sale securities, we utilize the Interactive Data Pricing service, a market approach. All securities the Company invests in have active markets. SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on its reliability. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note I of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 1A. Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our fiscal 2008 Form 10-K.
We may be adversely impacted by volatility in the financial and economic environment: During periods of weakening economic conditions, employment levels may decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. The interest we earn on funds held for clients may decrease as a result of a decline in funds to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. We historically have not borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, the credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our financial results.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on October 7, 2008. There were present at the meeting, either in person or by proxy, holders of 322,339,892 common shares. Stockholders elected the eight directors nominated in the August 29, 2008 Proxy Statement, constituting our entire Board, to hold office until the next Annual Meeting of Stockholders, and ratified the selection of our independent registered public accounting firm.
Results of stockholder voting are as follows:

Election of Directors	For	Against	Abstain

B. Thomas Golisano	314,064,334	5,451,430	2,824,128
David J. S. Flaschen	317,259,816	2,104,451	2,975,625
Phillip Horsley	316,044,244	2,934,122	3,261,526
Grant M. Inman	316,131,497	2,875,927	3,332,468
Pamela A. Joseph	314,179,750	5,235,311	2,924,831
Jonathan J. Judge	316,589,360	2,852,299	2,898,233
Joseph M. Tucci	306,529,485	12,879,452	2,930,955
Joseph M. Velli	317,442,871	2,012,827	2,884,194

Ratification of
Selection of Ernst &
Young LLP as the
Company's
Independent
Registered Public
Accounting Firm	For	Against	Abstain

	316,069,057	6,270,835	—

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

PAYCHEX, INC.
Date: December 17, 2008	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: December 17, 2008	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary