Form 10-Q
period 2009-02-28
PAYCHEX INC
filed 2009-03-25
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
Commission file number 0-11330

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value	360,823,987 Shares
CLASS	OUTSTANDING AS OF FEBRUARY 28, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenue:
Service revenue	$512,196	$494,845	$1,526,446	$1,446,699
Interest on funds held for clients	16,385	37,327	60,380	100,396

Total revenue	528,581	532,172	1,586,826	1,547,095

Expenses:
Operating expenses	174,503	170,995	513,646	492,762
Selling, general and administrative expenses	156,677	150,778	442,294	423,870

Total expenses	331,180	321,773	955,940	916,632

Operating income	197,401	210,399	630,886	630,463

Investment income, net	1,067	3,597	6,050	23,337

Income before income taxes	198,468	213,996	636,936	653,800

Income taxes	67,678	71,522	217,195	213,139

Net income	$130,790	$142,474	$419,741	$440,661

Basic earnings per share	$0.36	$0.39	$1.16	$1.19

Diluted earnings per share	$0.36	$0.39	$1.16	$1.18

Weighted-average common shares outstanding	360,821	361,178	360,743	370,814

Weighted-average common shares outstanding, assuming dilution	360,913	361,770	360,966	372,080

Cash dividends per common share	$0.31	$0.30	$0.93	$0.90

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amount

	February 28,	May 31,
	2009	2008

ASSETS
Cash and cash equivalents	$428,407	$164,237
Corporate investments	61,163	228,727
Interest receivable	21,955	34,435
Accounts receivable, net of allowance for doubtful accounts	165,154	184,686
Deferred income taxes	15,011	7,274
Prepaid income taxes	—	11,236
Prepaid expenses and other current assets	27,719	27,231

Current assets before funds held for clients	719,409	657,826
Funds held for clients	4,153,478	3,808,085

Total current assets	4,872,887	4,465,911
Long-term corporate investments	82,221	41,798
Property and equipment, net of accumulated depreciation	280,956	275,297
Intangible assets, net of accumulated amortization	85,272	74,500
Goodwill	434,073	433,316
Deferred income taxes	15,578	13,818
Other long-term assets	4,481	5,151

Total assets	$5,775,468	$5,309,791

LIABILITIES
Accounts payable	$37,484	$40,251
Accrued compensation and related items	123,305	132,589
Deferred revenue	10,812	10,326
Accrued income taxes	18,996	—
Deferred income taxes	16,103	—
Litigation reserve	20,404	22,968
Other current liabilities	48,973	47,457

Current liabilities before client fund obligations	276,077	253,591
Client fund obligations	4,089,570	3,783,681

Total current liabilities	4,365,647	4,037,272
Accrued income taxes	22,633	17,728
Deferred income taxes	10,812	9,600
Other long-term liabilities	45,227	48,549

Total liabilities	4,444,319	4,113,149

COMMITMENTS AND CONTINGENCIES — NOTE J

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,824 shares as of February 28, 2009 and 360,500 shares as of May 31, 2008, respectively	3,608	3,605
Additional paid-in capital	456,690	431,639
Retained earnings	827,726	745,351
Accumulated other comprehensive income	43,125	16,047

Total stockholders’ equity	1,331,149	1,196,642

Total liabilities and stockholders’ equity	$5,775,468	$5,309,791

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the nine months ended
	February 28,	February 29,
	2009	2008

OPERATING ACTIVITIES
Net income	$419,741	$440,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	63,164	59,362
Amortization of premiums and discounts on available-for-sale securities	16,808	12,560
Stock-based compensation costs	19,310	18,989
Benefit for deferred income taxes	(7,389)	(4,046)
Provision for allowance for doubtful accounts	1,819	2,005
Net realized gains on sales of available-for-sale securities	(878)	(3,842)
Changes in operating assets and liabilities:
Interest receivable	12,480	22,405
Accounts receivable	17,713	26,883
Prepaid expenses and other current assets	10,748	6,609
Accounts payable and other current liabilities	2,592	3,388
Net change in other assets and liabilities	7,215	5,401

Net cash provided by operating activities	563,323	590,375

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(16,334,122)	(73,545,729)
Proceeds from sales and maturities of available-for-sale securities	17,616,942	74,815,834
Net change in funds held for clients’ money market securities and other cash equivalents	(1,480,049)	(806,544)
Purchases of property and equipment	(53,288)	(64,621)
Proceeds from sales of property and equipment	7	709
Acquisition of businesses, net of cash acquired	(6,466)	(32,940)
Purchases of other assets	(18,097)	(18,038)

Net cash (used in)/provided by investing activities	(275,073)	348,671

FINANCING ACTIVITIES
Net change in client fund obligations	305,889	411,417
Repurchases of common stock	—	(999,999)
Dividends paid	(335,779)	(333,960)
Proceeds from and excess tax benefit related to exercise of stock options	5,810	63,933

Net cash used in financing activities	(24,080)	(858,609)

Increase in cash and cash equivalents	264,170	80,437
Cash and cash equivalents, beginning of period	164,237	79,353

Cash and cash equivalents, end of period	$428,407	$159,790

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2009
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the nine months ended February 28, 2009. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 28, 2009.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2008 (“fiscal 2008”). Operating results and cash flows for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2009 (“fiscal 2009”).
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $677.0 million and $661.6 million for the three months ended February 28, 2009 and February 29, 2008, respectively, and $1.9 billion for both the nine months ended February 28, 2009 and February 29, 2008.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1.0 million under both its fiscal 2009 and fiscal 2008 policies.

Note A: Description of Business and Significant Accounting Policies - continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	February 28,	May 31,
In thousands	2009	2008

Prepaid expense	$ 2,477	$ 2,612
Current liability	$ 7,335	$ 8,395
Long-term liability	$18,456	$18,294

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
Stock-based compensation costs: The Company has stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units. The Company typically makes grants to its officers, directors, and management in July. The grants approved by the Board of Directors (the “Board”) were as follows:

	For the nine months ended
	February 28, 2009		February 29, 2008
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	783	$ 6.90	714	$10.83
Restricted stock	137	$31.86	134	$43.91
Restricted stock units	607	$28.30	499	$40.60

The Company accounts for all stock-based awards to employees, including grants of employee stock options, as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $5.4 million and $19.3 million for the three and nine months ended February 28, 2009, as compared with $6.1 million and $19.0 million for the respective prior year periods. As of February 28, 2009, the total unrecognized compensation cost related to all unvested stock-based awards was $66.9 million and is expected to be recognized over a weighted-average period of 2.5 years.

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
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the nine months ended
	February 28,	February 29,
	2009	2008

Risk-free interest rate	3.3%	4.7%
Dividend yield	3.4%	2.8%
Volatility factor	.28	.26
Expected option life in years	6.4	6.2

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
Fair value of financial instruments: Effective June 1, 2008, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements; however, this standard does not require any new fair value measurements. The adoption of this standard has not had a material effect on the Company’s results of operations or financial position.
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

Note A: Description of Business and Significant Accounting Policies - continued
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis under SFAS No. 157 as of February 28, 2009:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$2,096,772	$53	$2,096,719	$—
Other securities	$5,133	$5,133	$—	$—

Liabilities:
Other long-term liabilities	$5,153	$5,153	$—	$—

As of February 28, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
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

For the nine months ended
In thousands	February 29, 2008

Net cash provided by investing activities — as previously reported	$760,088
Impact of reclassification — net change in client fund obligations	(411,417)

Net cash provided by investing activities — as reclassified	$348,671

Net cash used in financing activities — as previously reported	$(1,270,026)
Impact of reclassification — net change in client fund obligations	411,417

Net cash used in financing activities — as reclassified	$(858,609)

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for the period presented.

Note C: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands, except per share amounts	2009	2008	2009	2008

Basic earnings per share:
Net income	$130,790	$142,474	$419,741	$440,661

Weighted-average common shares outstanding	360,821	361,178	360,743	370,814

Basic earnings per share	$0.36	$0.39	$1.16	$1.19

Diluted earnings per share:
Net income	$130,790	$142,474	$419,741	$440,661

Weighted-average common shares outstanding	360,821	361,178	360,743	370,814
Dilutive effect of common share equivalents at average market price	92	592	223	1,266

Weighted-average common shares outstanding, assuming dilution	360,913	361,770	360,966	372,080

Diluted earnings per share	$0.36	$0.39	$1.16	$1.18

Weighted-average anti-dilutive common share equivalents	14,379	7,757	13,267	6,061

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
Shares of the Company’s common stock issued for stock option exercises and vesting of restricted stock and restricted stock units for the three months ended February 28, 2009 were minimal, while 0.3 million shares were issued for the nine months ended February 28, 2009. Total shares issued during the three and nine months ended February 29, 2008 were 0.1 million shares and 1.9 million shares, respectively.

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 28, 2009
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$2,194,957	$—	$—	$2,194,957
Available-for-sale securities:
General obligation municipal bonds	845,908	32,144	(203)	877,849
Pre-refunded municipal bonds	532,690	21,181	(69)	553,802
Revenue municipal bonds	367,249	12,873	(52)	380,070
Variable rate demand notes	—	—	—	—
U.S. agency securities	284,154	844	—	284,998
Other equity securities	20	33	—	53

Total available-for-sale securities	2,030,021	67,075	(324)	2,096,772
Other	7,574	—	(2,441)	5,133

Total funds held for clients and corporate investments	$4,232,552	$67,075	$(2,765)	$4,296,862

	May 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$714,907	$—	$—	$714,907
Available-for-sale securities:
General obligation municipal bonds	812,611	12,732	(287)	825,056
Pre-refunded municipal bonds	504,377	7,724	(489)	511,612
Revenue municipal bonds	444,852	5,298	(295)	449,855
Variable rate demand notes	1,536,911	67	—	1,536,978
U.S. agency securities	30,000	—	(36)	29,964
Other equity securities	20	59	—	79

Total available-for-sale securities	3,328,771	25,880	(1,107)	3,353,544
Other	10,143	426	(410)	10,159

Total funds held for clients and corporate investments	$4,053,821	$26,306	$(1,517)	$4,078,610

Note D: Funds Held for Clients and Corporate Investments - continued
Included in money market securities and other cash equivalents as of February 28, 2009 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts. As of May 31, 2008, money market securities and other cash equivalents included government money market funds, commercial paper, time deposits, repurchase agreements, and bank demand deposit accounts.
Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In thousands	2009	2008

Funds held for clients	$4,153,478	$3,808,085
Corporate investments	61,163	228,727
Long-term corporate investments	82,221	41,798

Total funds held for clients and corporate investments	$4,296,862	$4,078,610

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy within its investment portfolios to maximize liquidity and protect principal. The Company attempts to mitigate the risks associated with its investment activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of February 28, 2009 are traded in active markets.
As of February 28, 2009, the Company had no exposure to variable rate demand notes or prime money market funds. The Company’s primary short-term investment option is currently U.S. agency discount notes. The Company has no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $66.8 million as of February 28, 2009 compared with a net unrealized gain of $24.8 million as of May 31, 2008. The gross unrealized losses of $0.3 million, included in the net unrealized gain, as of February 28, 2009 were comprised of 11 available-for-sale securities, which had a total fair value of $28.9 million. The gross unrealized losses of $1.1 million, included in the net unrealized gain, as of May 31, 2008 were comprised of 76 available-for-sale securities, which had a total fair value of $243.6 million.

Note D: Funds Held for Clients and Corporate Investments - continued
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 28, 2009 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of February 28, 2009 and May 31, 2008, the majority of the securities with an unrealized loss held an AA rating or better. The Company currently believes that it has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
The cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2009
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$598,844	$602,786
Due after one year through three years	638,333	660,656
Due after three years through five years	526,828	553,636
Due after five years	265,996	279,641

Total	$2,030,001	$2,096,719

Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2009	2008

Land and improvements	$4,144	$3,617
Buildings and improvements	84,636	84,723
Data processing equipment	178,654	166,893
Software	106,381	98,513
Furniture, fixtures, and equipment	142,831	136,330
Leasehold improvements	86,660	76,244
Construction in progress	61,500	52,078

Total property and equipment, gross	664,806	618,398
Less: Accumulated depreciation and amortization	383,850	343,101

Property and equipment, net of accumulated depreciation	$280,956	$275,297

Note E: Property and Equipment, Net of Accumulated Depreciation - continued
Depreciation expense was $15.8 million and $47.3 million for the three and nine months ended February 28, 2009, respectively, as compared with $15.4 million and $45.5 million for the three and nine months ended February 29, 2008, respectively.
Within construction in progress, there were costs for software being developed for internal use of $60.4 million and $51.6 million as of February 28, 2009 and May 31, 2008, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs. The Company has approximately $57.6 million in costs for internal use software that will begin to amortize during the last three months of fiscal 2009. The estimated annual amortization related to these costs will be approximately $3.8 million.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $434.1 million as of February 28, 2009, and $433.3 million as of May 31, 2008. During the nine months ended February 28, 2009, the Company recorded $0.8 million of goodwill related to acquisitions of businesses.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2009	2008

Client lists and associate office license agreements	$197,675	$170,984
Other intangible assets	5,675	5,675

Total intangible assets, gross	203,350	176,659
Less: Accumulated amortization	118,078	102,159

Intangible assets, net of accumulated amortization	$ 85,272	$ 74,500

Amortization expense relating to intangible assets was $5.7 million and $15.9 million for the three and nine months ended February 28, 2009, respectively, as compared with $5.1 million and $13.8 million for the three and nine months ended February 29, 2008, respectively.
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2009 and the following four fiscal years, as of February 28, 2009, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2009	$21,967
2010	$21,703
2011	$18,625
2012	$15,799
2013	$ 9,852

Note G: Business Acquisition Reserves
The Company has recorded reserves related to acquisitions in the amounts of $10.2 million for severance and $6.4 million for redundant lease costs. Activity for the nine months ended February 28, 2009 for these reserves is summarized as follows:

	Balance as of			Balance as of
	May 31,	Utilization	Additions	February 28,
In thousands	2008	of reserve	to reserve	2009

Severance costs	$149	$ —	$207	$ 356
Redundant lease costs	$742	$(200)	$517	$1,059

The remaining severance payments are expected to be completed during the fiscal year ending May 31, 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.7 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of February 28, 2009.
Note H: Income Taxes
The Company is currently under a state income tax audit for the years ended May 31, 2004 through 2007. The examination phase of the audit may conclude within the next twelve months; however, based on the current status of the examination, it is not reasonably possible to estimate the impact, if any, to previously recorded uncertain tax positions. As of February 28, 2009 and May 31, 2008, the total reserve for uncertain tax positions was $23.0 million and $17.7 million, respectively.
Note I: Comprehensive Income
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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In thousands	2009	2008	2009	2008

Net income	$130,790	$142,474	$419,741	$440,661
Change in unrealized gains and losses of available-for-sale securities, net of taxes	22,130	(234)	27,078	18,432

Total comprehensive income	$152,920	$142,240	$446,819	$459,093

As of February 28, 2009, accumulated other comprehensive income was $43.1 million, which was net of taxes of $23.7 million. As of May 31, 2008, accumulated other comprehensive income was $16.0 million, which was net of taxes of $8.8 million.

Note J: Commitments and Contingencies
Lines of credit: As of February 28, 2009, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the nine months ended February 28, 2009.
Credit facility: The Company has a committed, secured, one-year revolving credit facility, expiring on September 20, 2009. Paychex of New York LLC (the “Borrower”), a subsidiary of the Company, entered into the credit facility with JPMorgan Chase Bank, N.A. and Bank of America, N.A. (the “Lenders”). The credit facility is collateralized by the long-term securities of the Borrower, to the extent of any borrowing. Under the credit facility the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. The obligations under this credit facility have been guaranteed by the Company and certain of its subsidiaries. Upon expiration of the commitment in September 2009, any borrowings outstanding will mature and be payable on such date. No amounts were outstanding against this credit facility as of, or during, the nine months ended February 28, 2009.
The revolving loans under the credit facility will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment.
The credit facility includes various financial and other customary covenants, with which the Borrower must comply in order to maintain borrowing availability and avoid penalties, including a limitation on the Borrower’s ability to incur additional indebtedness, create liens, enter into consolidations or mergers, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit facility (and collateral security agreements executed in connection therewith) also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Lenders’ security interest, change in control events, and material adverse changes.
Certain Lenders under the credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

Note J: Commitments and Contingencies - continued
Letters of credit: As of February 28, 2009, and May 31, 2008, the Company also had irrevocable standby letters of credit available totaling $65.8 million and $71.5 million, respectively, required to secure commitments for certain insurance policies and bonding requirements. These letters of credit expire at various dates between May 2009 and December 2012 and are collateralized by securities held in the Company’s investment portfolio. No amounts were outstanding on these letters of credit as of, or during, the nine months ended February 28, 2009.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. As of February 28, 2009, the Company had outstanding commitments to purchase approximately $4.2 million of capital assets.
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
As of February 28, 2009, the Company has fully resolved its licensing responsibility and settled all litigation with 75 of the 76 licensees who were provided services by Rapid Payroll. In 2007, a verdict was issued in the Brunskill Associates, Inc. v. Rapid Payroll, Inc. et al. case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict. Any final judgment would be subject to an award of statutory interest.

Note J: Commitments and Contingencies - continued
The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2009 for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $20.4 million as of February 28, 2009, and is included in current liabilities on the Consolidated Balance Sheets.
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
Note K: Supplemental Cash Flow Information
Income taxes paid were $188.7 million and $169.0 million for the nine months ended February 28, 2009 and February 29, 2008, respectively.
Note L: Related Party Transactions
During the three and nine months ended February 28, 2009, the Company purchased approximately $1.4 million and $4.0 million of data processing equipment and software from EMC Corporation, as compared with $1.5 million and $4.1 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended February 28, 2009 (the “third quarter”), the nine months ended February 28, 2009 (the “first nine months” or the “ nine-month period”), and the respective prior year periods ended February 29, 2008, and our financial condition as of February 28, 2009. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2009 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2008 (“fiscal 2008”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by management may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-

looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks, as well as those that are described in our periodic filings with the Securities and Exchange Commission (“SEC”):
•	general market and economic conditions including, among others, changes in United States (“U.S.”) employment and wage levels, changes in new hiring trends, changes in short- and long-term interest rates, changes in the fair value and the credit rating of securities held by us, and accessibility of financing;

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans;

•	changes in workers’ compensation rates and underlying claims trends;

•	the possibility of failure to keep pace with technological changes and provide timely enhancements to services and products;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of our clients to meet their payroll obligations;

•	the possible failure of internal controls or our inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
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
We primarily earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our strategy is focused on achieving strong long-term financial performance by providing high quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.
Our financial results continue to be challenged by weakening economic conditions as many of our key indicators were weaker during our third quarter than on a year-to-date basis as compared to the respective prior year periods. Checks per client decreased 4.3% for the third quarter compared to a decrease of 2.4% for the nine-month period. Our new client sales from new business starts declined 23% for the third quarter compared to a 16% decline for the nine-month period. Clients lost due to companies going out of business or no longer having any employees increased 21% for the third quarter compared to a 16% increase for the nine-month period. On a positive note, while deterioration in the above trends was noticeable through January 2009, the trends appear to have stabilized as we review our results for February and early March 2009. Considering the weak economy, our calendar year end selling season was good as the annualized revenue sold in the third quarter was down only 4% for the third quarter and was flat for the nine-month period when compared to the respective prior year periods.
In summary, the weak economy affects our ability to sell and retain clients and reduces our transaction volumes related to fewer employees in our client base. The volatility in the financial markets has resulted in lower investment rates of return and lower average invested balances in our funds held for clients, and has adversely impacted the asset value of our retirement services client employees’ funds.
The financial results for the third quarter as compared to the same period last year are as follows:
•	Payroll service revenue increased 2% to $381.2 million.

•	Human Resource Services revenue increased 9% to $131.0 million.

•	Total revenue decreased 1% to $528.6 million.

•	Operating income decreased 6% to $197.4 million, as combined interest on funds held for clients and investment income decreased 57%.

•	Operating income, net of certain items, increased 5% to $181.0 million. Refer to the discussion on page 20 of this review for further information on this non-GAAP measure.

•	Net income and diluted earnings per share decreased 8% to $130.8 million and $0.36 per share, respectively.
Despite the economic pressures, we have achieved growth in our service revenue as a result of price increases and growth in utilization of ancillary Payroll and Human Resource Services by new and existing clients. We also have continued to leverage our expenses as operating income, net of certain items, increased 5% for the third quarter compared to the same period last year, and improved as a percentage of service revenue to 35.3% from 35.0% for the respective periods.
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 5% to $181.0 million for the third quarter, as compared to $173.0 million for the same period last year. Refer to the reconciliation of operating income to operating income, net of certain items, on page 26 of this review.
Our results have been impacted by not only the weak economic conditions, but also the credit crisis. That credit crisis caused a flight to quality investments in the financial markets, resulting in lower available yields on high quality instruments. The average rate of return earned on our combined investment portfolios for the third quarter was 1.7% compared to 3.6% for the same period last year. Our short-term portfolio has been heavily invested in taxable securities, and our short-term taxable interest rates earned have averaged 0.5% for the third quarter compared to 3.8% for the same period last year.
Financial Position and Liquidity
The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, we believe that our financial position as of February 28, 2009 remained strong with cash and total corporate investments of $571.8 million and no debt. Our cash and total corporate investments have increased more than $100 million since May 31, 2008.
We also believe that our investments as of February 28, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. In the current financial markets, this translates to significantly lower yields on high quality instruments, impacting our income earned on funds held for clients and corporate investments. Our exposure from our investing activities has been limited in the current investment environment as the result of our policies of investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with

A-1/P-1 ratings, and by limiting the amounts that can be invested in any single issuer. All investments held as of February 28, 2009 are traded in active markets.
As of February 28, 2009, we had no exposure to variable rate demand notes (“VRDNs”) or prime money market funds. Our primary short-term investment option is currently U.S. agency discount notes. We have no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
Our primary source of cash is from our ongoing operations. Cash flow from operations was $563.3 million for the first nine months, as compared with $590.4 million for the same period last year. The decrease in cash flow from operations was related to lower net income and changes in operating assets and liabilities. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of February 28, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future. During the first nine months, dividends paid to stockholders were 80% of net income.
For further analysis of our results of operations for the three and nine months ended February 28, 2009, and our financial position as of February 28, 2009, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this review.
Outlook
Our outlook for the full fiscal year ending May 31, 2009 (“fiscal 2009”) has been revised to reflect the impacts of current economic and financial conditions, and assumes the economic weakness we have experienced will continue through the remainder of the fiscal year. Refer to page 19 for information on some of our key indicators, which provides statistical evidence of the economic weakness in the third quarter and first nine months of fiscal 2009.
Projected revenue and net income growth for fiscal 2009 are as follows:

Payroll service revenue	1%	—	3%
Human Resource Services revenue	10%	—	13%
Total service revenue	3%	—	5%
Interest on funds held for clients	(45%)	—	(40%)
Total revenue	0%	—	2%
Investment income, net	(75%)	—	(70%)
Net income	(7%)	—	(5%)
Growth in operating income, net of certain items, is expected to approximate 5% to 8% for fiscal 2009. The effective income tax rate is expected to approximate 34% throughout fiscal 2009. Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in the short-term interest rates would be approximately $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate. We estimate the lowest level of combined interest on funds held for clients and investment income over the next twelve-month period would be approximately $60 million.

Purchases of property and equipment for fiscal 2009 are expected to be in the range of $75 million to $80 million, in line with our growth rates. Fiscal 2009 depreciation expense is projected to be approximately $65 million, and we project amortization of intangible assets to be approximately $20 million.
RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended			For the nine months ended
$ in millions	February 28, 2009	February 29, 2008	% Change	February 28, 2009	February 29, 2008	% Change

Revenue:
Payroll service revenue	$381.2	$374.2	2%	$1,135.7	$1,097.3	4%
Human Resource Services revenue	131.0	120.6	9%	390.7	349.4	12%

Total service revenue	512.2	494.8	4%	1,526.4	1,446.7	6%
Interest on funds held for clients	16.4	37.4	(56%)	60.4	100.4	(40%)

Total revenue	528.6	532.2	(1%)	1,586.8	1,547.1	3%

Combined operating and SG&A expenses	331.2	321.8	3%	955.9	916.6	4%

Operating income	197.4	210.4	(6%)	630.9	630.5	—

As a % of total revenue	37%	40%		40%	41%

Investment income, net	1.1	3.6	(70%)	6.0	23.3	(74%)

Income before income taxes	198.5	214.0	(7%)	636.9	653.8	(3%)

As a % of total revenue	38%	40%		40%	42%

Income taxes	67.7	71.5	(5%)	217.2	213.1	2%

Net income	$130.8	$142.5	(8%)	$419.7	$440.7	(5%)

As a % of total revenue	25%	27%		26%	28%

Diluted earnings per share	$0.36	$0.39	(8%)	$1.16	$1.18	(2%)

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
$ in millions	2009	2008	2009	2008

Average investment balances:
Funds held for clients	$3,589.0	$3,746.0	$3,299.1	$3,302.0
Corporate investments	550.8	413.7	515.1	798.4

Total	$4,139.8	$4,159.7	$3,814.2	$4,100.4

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.8%	3.6%	2.4%	3.9%
Corporate investments	1.0%	3.6%	1.7%	3.9%
Combined funds held for clients and corporate investments	1.7%	3.6%	2.3%	3.9%

Net realized gains:
Funds held for clients	$0.2	$3.3	$0.9	$3.8
Corporate investments	—	—	—	—

Total	$0.2	$3.3	$0.9	$3.8

As of:	February 28,	May 31,
$ in millions	2009	2008

Net unrealized gain on available-for-sale securities (1)	$ 66.8	$ 24.8

Federal Funds rate (2)	0.25%	2.00%

Three-year “AAA” municipal securities yield	1.48%	2.65%

Total fair value of available-for-sale securities	$2,096.8	$3,353.5

Average duration of available-for-sale securities in years (3)	2.3	2.7

Weighted-average yield-to-maturity of available-for-sale securities (3)	3.3%	3.4%

(1)	The net unrealized gain of our investment portfolio was approximately $65.5 million as of March 20, 2009.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2009.

(3)	These items exclude the impact of VRDNs held as of May 31, 2008, as they are tied to short-term interest rates.

Payroll service revenue: The increases in Payroll service revenue of 2% and 4%, respectively, for the third quarter and first nine months of fiscal 2009 from the same periods last year were primarily attributable to price increases and growth in the utilization of our ancillary payroll services. The rate of growth has been adversely impacted by the effects of the weakening economic conditions. During the third quarter and nine-month period of fiscal 2009, checks per client declined 4.3% and 2.4%, respectively.
Our payroll tax administration services were utilized by 93% of our clients as of February 28, 2009 and February 29, 2008. Our employee payment services were utilized by 74% of all clients as of February 28, 2009, compared with 72% as of February 29, 2008. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue: Human Resource Services revenue increased 9% to $131.0 million and 12% to $390.7 million for the third quarter and first nine months of fiscal 2009, respectively. The following factors contributed to Human Resource Services revenue growth:

				% Change
				from
As of:	February 28,		February 29,	February 28,
$ in millions	2009	% Change	2008	2007

Comprehensive human resource outsourcing services client employees served	432,000	6%	409,000	17%
Workers’ compensation insurance clients	75,000	8%	70,000	19%
Retirement services clients	50,000	6%	47,000	10%
Health and benefits services revenue	$14.6	79%	$8.2	97%

While the above factors positively contributed to the revenue growth as compared to the same period last year, the rate of growth has been adversely impacted by economic factors. The volatility in the financial markets has caused the asset value of retirement services client employees’ funds to decline 23% to $7.2 billion as of February 28, 2009 as compared to February 29, 2008. The S&P 500 declined 45% during the same period. The decline in asset value and clients’ employees moving their retirement portfolios to safer investments reduced retirement services revenue growth by $3.0 million and $5.9 million, respectively, during the third quarter and nine-month period. Within our comprehensive human resource outsourcing services we are experiencing lower levels of employees per client, which has reduced revenue growth by $2.9 million and $4.5 million, respectively, for the third quarter and nine-month period. The estimated growth in Human Resource Services revenue for the third quarter and nine-month period would have been 14% and 15%, respectively, exclusive of these two items. We also continue to experience volatility in PEO net service revenue due to fluctuations in workers’ compensation claims and adjustments to workers’ compensation rates in Florida.
Total service revenue: Total service revenue growth for the third quarter and first nine months of fiscal 2009 was 4% and 6%, respectively. The weak economy continues to have a negative impact on service revenue growth as, for the nine-month period, we have experienced a 16% increase in clients lost due to companies going out of business or no longer having any employees, a 16% decline in new sales from new business starts, and a 2.4% decrease in checks per client.

Interest on funds held for clients: For the third quarter and first nine months of fiscal 2009, interest on funds held for clients decreased 56% and 40%, respectively. The decreases in interest on funds held for clients were primarily the result of lower average interest rates earned. In addition, the overall economic trends of companies going out of business and lower checks per client have adversely impacted the growth in average investment balances for the third quarter and nine-month period.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2009	2008	% Change	2009	2008	% Change

Compensation-related expenses	$220.5	$213.6	3%	$625.3	$595.7	5%
Stock-based compensation costs	5.4	6.1	(12%)	19.3	19.0	2%
Facilities expense	15.0	14.4	4%	44.5	41.9	6%
Depreciation of property and equipment	15.8	15.4	2%	47.3	45.5	4%
Amortization of intangible assets	5.7	5.1	13%	15.9	13.8	15%
Other expenses	68.8	67.2	3%	203.6	200.7	2%

Total operating and SG&A expenses	$331.2	$321.8	3%	$955.9	$916.6	4%

Combined operating and SG&A expenses increased 3% and 4% for the third quarter and first nine months of fiscal 2009 as compared with the same periods last year, primarily as a result of increases in personnel and other costs related to selling and retaining clients, and promoting new services. As of February 28, 2009, we had approximately 12,600 employees compared with approximately 12,300 employees as of February 29, 2008. The lower growth rates in compensation-related expenses are a result of lower bonus and commission expenses attributed to the more challenging selling environment given the current economic conditions. The decrease in stock-based compensation costs during the third quarter is a result of timing of vesting for certain stock-based awards.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increase in amortization was mainly due to intangibles from acquisitions and client list acquisitions. Other expenses include such items as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: Operating income declined 6% for the third quarter, and was flat for the first nine months of fiscal 2009, as compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, excludes interest on funds held for clients. Refer to the discussion of operating income, net of certain items, in the “Overview” section on page 20 of this review. Operating income, net of certain items, is summarized as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2009	2008	% Change	2009	2008	% Change

Operating income	$197.4	$210.4	(6%)	$630.9	$630.5	—
Excluding: Interest on funds held for clients	(16.4)	(37.4)	(56%)	(60.4)	(100.4)	(40%)

Operating income, net of certain items	$181.0	$173.0	5%	$570.5	$530.1	8%

Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for the third quarter as compared to the same period last year was primarily due to lower average interest rates earned, offset by higher average investment balances. The decrease for the nine-month period was a result of lower average interest rates earned and lower average investment balances, which resulted from the funding of the stock repurchase program completed in December 2007.
Income taxes: Our effective income tax rate was 34.1% for both the third quarter and first nine months of fiscal 2009, compared with 33.4% and 32.6% for the respective prior year periods. The increase in the effective income tax rate is a result of lower levels of tax-exempt income derived from municipal debt securities held in our investment portfolios.
Net income and earnings per share: The decreases in net income were 8% and 5% for the third quarter and first nine months of fiscal 2009, respectively, as compared with the same periods last year. The decreases in net income were attributable to the factors previously discussed. In particular, combined interest on funds held for clients and investment income declined 57%, or $23.5 million, and 46%, or $57.3 million, for the third quarter and first nine months of fiscal 2009, respectively.
Diluted earnings per share for the third quarter of $0.36 per share decreased 8% from $0.39 per share for the same period last year. Diluted earnings per share for the nine-month period of $1.16 per share decreased 2% from $1.18 per share for the same period last year. Diluted earnings per share for the nine-month period decreased at a rate lower than the decline in net income due to a lower number of weighted-average shares outstanding as a result of the stock repurchase program completed in December 2007. Additionally, the decline in combined interest on funds held for clients and investment income noted above impacted diluted earnings per share for the third quarter and first nine months of fiscal 2009 by $0.04 per share and $0.10 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES
The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, we believe that our financial position as of February 28, 2009 remained strong with cash and total corporate investments of $571.8 million and no debt. We also believe that our investments as of February 28, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate an other-than-temporary impairment. Cash and total corporate investments as of February 28, 2009, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Lines of credit: As of February 28, 2009 we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during, the first nine months of fiscal 2009.
Credit facility: We have a committed, secured, one-year revolving credit facility, expiring on September 20, 2009. The credit facility is collateralized by the long-term securities of Paychex of New York LLC (the “Borrower”), to the extent of any borrowing. Under the credit facility the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. Upon expiration of the commitment in September 2009, any borrowings outstanding will mature and be payable on such date. No amounts were outstanding against this credit facility as of, or during, the first nine months of fiscal 2009.
The revolving loans under the credit facility will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment. Refer to Note J of the Notes to Consolidated Financial Statements for further discussion of the credit facility.
Letters of credit: As of February 28, 2009, we had irrevocable standby letters of credit available totaling $65.8 million, required to secure commitments for certain insurance policies and bonding requirements. These letters of credit expire at various dates between May 2009 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during, the first nine months of fiscal 2009.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. As of February 28, 2009, we had outstanding commitments to purchase approximately $4.2 million of capital assets.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of February 28, 2009.
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
Operating Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions	2009	2008

Net income	$419.7	$440.7
Non-cash adjustments to net income	92.9	85.0
Cash provided by changes in operating assets and liabilities	50.7	64.7

Net cash provided by operating activities	$563.3	$590.4

The decrease in our operating cash flows for the first nine months of fiscal 2009 related primarily to lower net income and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of lower interest receivable, timing of billing cycles within accounts receivable, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions	2009	2008

Net change in funds held for clients and corporate investment activities	$(197.2)	$463.5
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(53.3)	(63.9)
Acquisition of businesses, net of cash acquired	(6.5)	(32.9)
Purchases of other assets	(18.1)	(18.0)

Net cash (used in)/provided by investing activities	$(275.1)	$348.7

Funds held for clients and corporate investments: Funds held for clients and corporate investments consist of short-term funds and available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. During the nine months ended February 29, 2008, proceeds from sales and maturities of available-for-sale securities were not reinvested as a result of the $1.0 billion stock repurchase program completed in December 2007. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this review.
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $1.4 million and $4.0 million of data processing equipment and software from EMC Corporation during the third quarter and first nine months of fiscal 2009 as compared with $1.5 million and $4.1 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Construction in progress totaled $61.5 million as of February 28, 2009 and $52.1 million as of May 31, 2008. Of these costs, $60.4 million and $51.6 million represent software being developed for internal use as of February 28, 2009 and May 31, 2008, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. We expect amortization of a significant portion of the internal use software costs in construction in progress to begin during the last three months of fiscal 2009, and to be amortized over fifteen years.
During the nine months ended February 28, 2009 and February 29, 2008, we paid $6.5 million and $32.9 million, respectively, related to immaterial acquisitions. The purchase of other assets relates to purchases of customer lists.

Financing Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions, except per share amounts	2009	2008

Net change in client fund obligations	$305.9	$411.4
Repurchases of common stock	—	(1,000.0)
Dividends paid	(335.8)	(334.0)
Proceeds from and excess tax benefit related to exercise of stock options	5.8	64.0

Net cash used in financing activities	$(24.1)	$(858.6)

Cash dividends per common share	$0.93	$0.90

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days.
Repurchases of common stock: We repurchased 23.7 million shares of common stock for a total of $1.0 billion under our stock repurchase program completed in December 2007.
Dividends paid: In July 2008, our Board declared an increase of 3% in the quarterly dividend payment to $0.31 per share from $0.30 per share. The quarterly dividend of $0.31 per share was paid February 16, 2009 to stockholders of record as of February 1, 2009. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The decrease in proceeds from and excess tax benefit related to exercise of stock options is due to a decrease in the number of shares issued for stock option exercises to 0.2 million shares during the first nine months of fiscal 2009 from 1.8 million shares during the same period last year, and a decrease in the average exercise price per share.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. We attempt to mitigate the risks associated with our investing activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of February 28, 2009 are traded in active markets.

As of February 28, 2009, we had no exposure to VRDNs or prime money market funds. Our primary short-term investment option is currently U.S. agency discount notes. We have no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the first nine months of fiscal 2009, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.3% compared with 3.9% for the same period last year. With the turmoil currently in the financial markets, our conservative investment strategy translates to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2009 had an average duration of 2.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.
The cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2009
In millions	Cost	Fair value

Maturity date:
Due in one year or less	$598.9	$602.8
Due after one year through three years	638.3	660.7
Due after three years through five years	526.8	553.6
Due after five years	266.0	279.6

Total	$2,030.0	$2,096.7

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	February 28,	May 31,	May 31,
	2009	2008	2007

Federal Funds rate — beginning of period	2.00%	5.25%	5.00%
Rate (decrease)/increase:
First quarter	—	—	0.25
Second quarter	(1.00)	(0.75)	—
Third quarter	(0.75)	(1.50)	—
Fourth quarter	NA	(1.00)	—

Federal Funds rate — end of period (1)	0.25%	2.00%	5.25%

Three-year “AAA” municipal securities yield — end of period	1.48%	2.65%	3.71%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2009.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $66.8 million as of February 28, 2009, compared with a net unrealized gain of $24.8 million as of May 31, 2008. During the first nine months of fiscal 2009, the net unrealized gain/(loss) on our investment portfolios ranged from a net unrealized loss of $15.2 million to a net unrealized gain of $86.6 million. Our investment portfolios reflected a net unrealized gain of approximately $65.5 million as of March 20, 2009.

As of February 28, 2009 and May 31, 2008, we had $2.1 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.3% and 3.4% as of February 28, 2009 and May 31, 2008, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of February 28, 2009 would be in the range of $11.5 million to $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.
We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2009 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of February 28, 2009 and May 31, 2008, the majority of the securities with an unrealized loss held an AA rating or better. We currently believe that we have the ability and intent to hold these investments until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note J of the Notes to Consolidated Financial Statements, which is incorporated herein by reference thereto, for information regarding legal proceedings.
Item 1A. Risk Factors
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our fiscal 2008 Form 10-K.
We may be adversely impacted by volatility in the financial and economic environment: During periods of weakening economic conditions, employment levels may decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. We historically have not borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our financial results.
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

PAYCHEX, INC.
Date: March 25, 2009	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: March 25, 2009	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary