Form 10-K
period 2009-05-31
PAYCHEX INC
filed 2009-07-20
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of November 30, 2008, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $9,090,512,779 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2009, 361,095,044 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 13, 2009, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2009

i

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” or the “Company”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings- per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks as well as those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K (“Form 10-K”):

•	general market and economic conditions including, among others, changes in United States (“U.S.”) employment and wage levels, changes in new hiring trends, legislative changes to stimulate the economy, changes in short- and long-term interest rates, changes in the fair value and the credit rating of securities held by us, and accessibility of financing;

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans;

•	changes in workers’ compensation rates and underlying claims trends;

•	the possibility of failure to keep pace with technological changes and provide timely enhancements to services and products;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of penalties and losses resulting from errors and omissions in performing services;

•	the possible inability of our clients to meet their payroll obligations;

•	the possible failure of internal controls or our inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.

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

We are a leading provider of comprehensive payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2009, we serviced approximately 554,000 clients and had approximately 12,500 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

As of May 31, 2009, we serviced approximately 1,600 clients in Germany through four offices.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•	delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S.;

•	growing our client base, primarily through the efforts of our direct sales force;

•	continually improving client service and maximizing client retention;

•	capitalizing on the growth opportunities within our current client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	capitalizing on and leveraging our highly developed technological and operating infrastructure;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.

Market Opportunities

Outsourcing of payroll and human resource functions allows small- to medium-sized businesses to minimize the administrative burden and compliance risks associated with increasingly complex and changing administrative requirements and federal, state, and local tax regulations. By utilizing the expertise of outsourcing service providers, businesses are better able to efficiently meet their compliance requirements and administrative burdens while, at the same time, providing competitive benefits for their employees. The technical capabilities, knowledge, and operational expertise that we have built, along with the broad portfolio of ancillary services and products we offer our clients, have enabled us to capitalize on the trend to outsource these types of services.

Industry data indicates there are approximately 11.5 million employers in the geographic markets that we currently serve within the U.S. Of those employers, approximately 99% have fewer than 100 employees and are our primary customers and target market. Based on publicly available industry data, we estimate that all payroll processors combined serve approximately 10% to 15% of the potential businesses in the target market, with much of the unpenetrated market being composed of businesses with ten or fewer employees. We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in this market segment.

Clients

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. As of May 31, 2009, we serviced approximately 554,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the year ended May 31, 2009 (“fiscal 2009”), client retention was approximately 77% of our beginning of the fiscal year client base. The most significant factor impacting client retention is clients going out of business or no longer having any employees, which increased 17% for fiscal 2009. This, along with pricing pressure from our largest direct competitor and regional payroll providers, kept our client retention rate slightly below historical levels. No single client has a material impact on total service revenue or results of operations.

The composition of the market and the client base we serve (in the U.S.) by number of employees is as follows:

Business size	Estimated market distribution	Paychex, Inc. distribution
(Number of employees)	(11.5 million businesses in Paychex areas served)	of client base

1-4	79%	40%
5-19	16%	42%
20-49	3%	12%
50-99	1%	4%
100+	1%	2%

Services and Products

We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. These include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services;

•	regulatory compliance services (new-hire reporting and garnishment processing);

•	comprehensive human resource outsourcing services;

•	retirement services administration;

•	health and benefits services;

•	workers’ compensation insurance services;

•	time and attendance solutions; and

•	other human resource services and products.

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

Paychex Online is our secure Internet site, which offers core payroll clients a suite of self-service, interactive services and products twenty-four hours a day, seven days a week. These include Paychex Online Payroll®, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Clients can communicate payroll information through the Internet Time Sheet or use the Online Payroll service, and can access current and historical payroll information using Paychex Online Reports. The General Ledger Reporting Service transfers payroll information calculated by us to the clients’ general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. Approximately one-half of our clients are currently utilizing some form of Paychex Online payroll service.

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

Preview can be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs, in every step of the employee life cycle. Ancillary services particularly offered to our MMS clients include Paychex HR Online, BeneTrac, Paychex Time and Labor Online, Paychex Expense Manager, and applicant tracking. Paychex HR Online, our Internet-based human resource management system, offers powerful tools for managing employee benefits, personnel information, and critical human resource compliance and reporting needs. In addition, its self-service features allow for better communication between management and employees. BeneTrac, our employee benefits management and administration system, provides our MMS clients a simple, accurate, and cost-effective solution for streamlined benefits management. Paychex Time and Labor Online makes the time and attendance process more efficient. This solution can reduce time spent on preparing timesheets, minimize redundant data entry, increase awareness of critical labor information, and aid in compliance with federal time recording requirements. Paychex Expense Manager is an integrated payroll and expense management solution that allows clients to control discretionary spending while giving employees an easy-to-use, secure tool to prepare and submit expense reports online. We have also partnered with Taleo Corporation for applicant tracking, providing our MMS clients with a tool to manage their recruiting process in order to better hire and retain talented employees.

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

Payroll tax administration services:  As of May 31, 2009, 93% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). Nearly all of our new clients purchase our payroll tax administration services. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. Clients utilizing the payroll tax administration services are charged a base fee and a fee per transaction for each period that payroll is processed. In addition to fees paid by clients, we earn interest on client funds that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies.

Employee payment services:  As of May 31, 2009, 75% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. More than 80% of new clients select some form of employee payment services. For the first three methods, we electronically collect net payroll from the clients’ bank account, typically one business day before payday, and provide payment to the employee on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers. Clients utilizing employee payment services are charged a base fee for each period that payroll is processed and a fee per transaction or per employee depending on the service provided. In addition to fees paid by clients, we earn interest on client funds that are collected before pay dates and invested until remittance to clients’ employees.

Regulatory compliance services:  We offer new-hire reporting services, which enable clients to comply with federal and state requirements to report information on newly hired employees. This information aids the government in enforcing child support orders and minimizes fraudulent unemployment and workers’ compensation insurance claims. Our garnishment processing service provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligations to fulfillment. These services enable employers to comply with legal requirements and reduce the risk of penalties.

Comprehensive human resource outsourcing services:  Paychex Premier provides businesses a full-service approach to the outsourcing of employer and employee administrative needs. Paychex Premier offers businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our Professional Employer Organization (“PEO”) provides businesses with primarily the same services as Paychex Premier, except we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. Our PEO service is available primarily for clients domiciled in select U.S. states where the utilization of PEOs is more prevalent. We offer our PEO service through our subsidiary, Paychex Business Solutions, Inc. For comprehensive human resource outsourcing services, the client pays a fee per employee per processing period. As of May 31, 2009, comprehensive human resource outsourcing services were utilized by 18,000 clients with approximately 453,000 client employees.

Retirement services administration:  Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services. In fiscal 2009, we introduced auto enrollment as an optional plan feature, which allows employers to automatically enroll their employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. Clients utilizing this service are charged a one-time set up fee, a monthly recurring fee, and a fee per employee. We earn a fee approximating thirty basis points from the external fund managers based on the total asset value of client employee 401(k) funds. The asset value of client employee 401(k) funds externally managed totaled approximately $8.5 billion as of May 31, 2009. Retirement services were utilized by approximately 50,000 clients as of May 31, 2009.

Health and benefits services:  We offer health and benefits services through our licensed insurance agency, acting as general agent to provide insurance through a variety of carriers who are underwriters. Our services include shopping for the best plans, providing comparisons of national and regional insurers to match features and affordability to the client’s needs, informing and enrolling employees, tracking additions and terminations, calculating and initiating payroll deductions, communicating with the insurance carriers, and assisting with renewal of policies. These services simplify the insurance process while allowing access to group rates, enabling our clients to offer valuable benefits to their employees at an affordable cost.

Workers’ compensation insurance services:  Most employers are required to carry workers’ compensation insurance, which provides payments to employees who are unable to work because of job-related injuries. We provide workers’ compensation insurance services through our licensed insurance agency, acting as general agent to provide insurance through a variety of insurance carriers who are underwriters. Our Workers’ Compensation Payment Service uses rate and job classification information to enable clients to pay workers’ compensation premiums in regular monthly amounts rather than with large up-front payments, which stabilizes their cash flow and minimizes year-end adjustments. Our Workers’ Compensation Report Service provides our clients with comprehensive information to allow them to better manage workers’ compensation insurance costs. As of May 31, 2009, approximately 77,000 clients utilized our workers’ compensation insurance services.

Time and attendance solutions:  We offer Time In A Box®, Paychex Time and Labor Online, and other time and attendance solutions, which help employers minimize the time spent compiling time sheet information. These computer-based systems allow the employer flexibility to handle multiple payroll scenarios and result in improved productivity, accuracy, and reliability in the payroll process. Certain clients are charged a monthly fee for use of hardware, software, and support. Clients also have the option to purchase the hardware and software with annual maintenance contracts.

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

Sales and Marketing

We market our services primarily through our direct sales force based in the metropolitan markets we serve. Our sales representatives specialize in payroll or Human Resource Services. For the year ending May 31, 2010, our sales force is expected to total approximately 2,370 and is expected to be comprised of the following categories of sales representatives:

Payroll	1,590
Retirement services administration and other human resource services	350
Comprehensive human resource outsourcing services	210
Licensed agents for health and benefits services	160
Licensed agents for workers’ compensation insurance	60

Total sales representatives	2,370

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. More than 60% of our new clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program. As of May 31, 2009, more than 30,000 CPA firms nationwide participated in this program, which includes our payroll services and retirement services administration.

Our website at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in more geographically remote areas. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We have grown and expect to continue to grow our direct sales force in key areas, primarily MMS and health and benefits services. In recent years, we have increased our emphasis on the selling of ancillary services and products to both new clients and our existing client base.

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

In addition to traditional payroll processing and human resource service providers, we compete with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. Our Human Resource Services also compete with a variety of providers of human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.

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

Employees

As of May 31, 2009, we employed approximately 12,500 people. None of our employees were covered by collective bargaining agreements.

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

Other

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2009 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

We may be adversely impacted by volatility in the financial and economic environment:  During periods of weakening economic conditions, employment levels may decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business starts may be affected by an inability to obtain credit. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. We historically have not borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations.

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

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations:  Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have a business continuity plan in place in the event of system failure due to any of these events. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

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

We may have an adverse outcome of legal matters, which could harm our business:  We are subject to various claims and legal matters that arise in the normal course of business. These include disputes or potential disputes related to breach of contract, breach of fiduciary duty, employment-related claims, tax claims, and other matters. As of May 31, 2009, we have a reserve of $20.4 million for pending litigation. Refer to Item 3 of this Form 10-K for additional disclosure regarding legal proceedings. In light of the litigation reserve recorded, our management currently believes that resolution of outstanding legal matters will not have a material adverse effect on our financial position or results of our operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that their ultimate resolution could have a material adverse effect on our financial position and results of operations in the period in which any such effect is recorded.

Quantitative and qualitative disclosures about market risk:  Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2009:

Square feet

Owned facilities:
Rochester, New York	668,000
Other U.S. locations	66,000

Total owned facilities	734,000

Leased facilities:
Rochester, New York	141,000
Other U.S. locations	2,302,000
Germany	1,200

Total leased facilities	2,444,200

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

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in our prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, our former Chief Executive Officer, and our former Senior Vice President of Sales and Marketing. In accordance with our indemnification agreements with our senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 75 of the 76 licensees who were provided services by Rapid Payroll. In 2007, a verdict was issued in the Brunskill Associates, Inc. v. Rapid Payroll, Inc. et al. case, which was pending in California Superior Court, Los Angeles County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict. Any final judgment could be subject to an award of statutory interest.

We have a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2009 for settlements and incurred litigation expenditures. Our reserve for all pending litigation totaled $20.4 million as of May 31, 2009, and is included in current liabilities on the Consolidated Balance Sheets contained in Item 8 of this Form 10-K.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended May 31, 2009.

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

As of June 30, 2009, there were 16,352 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 8,249 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,650 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2009 and for the year ended May 31, 2008 (“fiscal 2008”) are as follows:

	Fiscal 2009			Fiscal 2008
			Cash			Cash
			dividends			dividends
	Sales prices		declared per	Sales prices		declared per
	High	Low	share	High	Low	share

First quarter	$35.53	$30.26	$0.31	$47.14	$38.69	$0.30
Second quarter	$35.29	$23.22	$0.31	$45.65	$37.05	$0.30
Third quarter	$27.95	$21.83	$0.31	$40.68	$31.35	$0.30
Fourth quarter	$28.20	$20.31	$0.31	$37.47	$30.09	$0.30

The closing price of our common stock as of May 29, 2009, as reported on the NASDAQ Global Select Market, was $27.34 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2004, in Paychex, Inc. common stock, the S&P Data Processing and Outsourced Services (the “S&P S(DP)”) Index, and the S&P 500 Index. The S&P S(DP) Index includes a representative peer group of companies, and includes Paychex, Inc. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. All comparisons of stock price performance shown assume reinvestment of dividends.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2004	2005	2006	2007	2008	2009

Paychex, Inc.	100.00	78.27	101.11	113.60	100.29	82.97
S&P 500	100.00	108.24	117.59	144.39	134.72	90.84
S&P S(DP)	100.00	97.68	112.78	136.90	124.38	96.49

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2009	2008	2007(1)	2006	2005

Service revenue	$2,007,305	$1,934,536	$1,752,868	$1,573,797	$1,384,674
Interest on funds held for clients	75,454	131,787	134,096	100,799	60,469

Total revenue	$2,082,759	$2,066,323	$1,886,964	$1,674,596	$1,445,143
Operating income	$805,200	$828,267	$701,548	$649,571	$533,775
As a % of total revenue	39%	40%	37%	39%	37%
Net income	$533,545	$576,145	$515,447	$464,914	$368,849
As a % of total revenue	26%	28%	27%	28%	26%
Diluted earnings per share	$1.48	$1.56	$1.35	$1.22	$0.97
Cash dividends per common share	$1.24	$1.20	$0.79	$0.61	$0.51
Purchases of property and equipment	$64,709	$82,289	$79,020	$81,143	$70,686
Total assets	$5,127,415	$5,309,791	$6,246,519	$5,549,302	$4,617,418
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,341,478	$1,196,642	$1,952,248	$1,654,843	$1,385,676
Return on stockholders’ equity	41%	39%	28%	30%	28%

(1)	Includes $25.7 million of stock-based compensation costs and an expense charge of $38.0 million to increase the litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2009 (“fiscal 2009”), May 31, 2008 (“fiscal 2008”), and May 31, 2007 (“fiscal 2007”), and our financial condition as of May 31, 2009. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs.

Our Payroll services are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefits needs, and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).

In addition to the above, our software-as-a-service solution through the MMS platform provides human resource management, employee benefits management, a time and attendance solution, online expense reporting, and applicant tracking.

Our Human Resource Services primarily include:

•	comprehensive human resource outsourcing services, which include Paychex Premier® Human Resources and our Professional Employer Organization (“PEO”);

•	retirement services administration;

•	health and benefits services;

•	workers’ compensation insurance services;

•	time and attendance solutions; and

•	other human resource services and products.

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

Our financial results for fiscal 2009 were affected by weak economic conditions in the United States (“U.S.”), the severe credit crisis in the financial markets, and extremely low investment rates of return on our funds held for clients. The weak economy affects our ability to sell and retain clients, reduces our transaction volumes related to fewer employees in our client base, and results in lower average invested balances in our funds held for clients. The impacts were reflected in many of our key indicators, with the most significant deterioration occurring in the three months ending May 31, 2009 (the “fourth quarter”), as follows:

•	Checks per client decreased 5.2% for the fourth quarter and 2.9% for fiscal 2009, and are projected to decline 3% for the year ending May 31, 2010 (“fiscal 2010”);

•	New client sales from new business starts declined 27% for the fourth quarter and 19% for fiscal 2009;

•	Clients lost due to companies going out of business or no longer having any employees increased 19% for the fourth quarter and 17% for fiscal 2009;

•	Average rate of return earned on our combined investment portfolios was 2.1% for fiscal 2009 compared to 3.7% for fiscal 2008; and

•	Short-term taxable average interest rate earned was 1.2% for fiscal 2009 compared to 4.2% for fiscal 2008.

Despite the economic pressures, we achieved service revenue growth of 4% over the prior fiscal year as a result of our annual price increase and growth in utilization of our ancillary payroll and Human Resource Services. We effectively managed our expenses as operating income, net of certain items, increased 5% and improved as a percentage of service revenue to 36.4% for fiscal 2009 as compared to 36.0% for fiscal 2008. Refer to the discussion below for further information on operating income, net of certain items.

Our financial results for fiscal 2009 included the following highlights:

•	Payroll service revenue increased 1% to $1.5 billion.

•	Human Resource Services revenue increased 11% to $523.6 million.

•	Total revenue increased 1% to $2.1 billion.

•	Operating income decreased 3% to $805.2 million, as combined interest on funds held for clients and investment income decreased 48%.

•	Operating income, net of certain items, increased 5% to $729.7 million.

•	Net income decreased 7% to $533.5 million.

•	Diluted earnings per share decreased 5% to $1.48 per share.

•	Cash flow from operations decreased 5% to $688.8 million.

•	Dividends of $447.7 million were paid to stockholders, representing 84% of net income.

In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2007 to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the Securities and Exchange Commission (“SEC”). As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 5% to $729.7 million for fiscal 2009 compared to $696.5 million for fiscal 2008 and $605.4 million for fiscal 2007.

Although we have been operating in an unprecedented economic environment during fiscal 2009, we maintained stability in our employee base, allowing us to continue to focus on providing excellent customer service and invest in our business. Some of these investments include the following:

Client base and increased utilization of ancillary services:  Our client base was approximately 554,000 clients as of May 31, 2009. This compares with approximately 572,000 clients as of May 31, 2008, and approximately 561,000 clients as of May 31, 2007. Our client base declined 3.1% for fiscal 2009, compared to growth of 2.0% for fiscal 2008 and growth of 3.3% for fiscal 2007. The reduction in our client base for fiscal 2009 reflects the impact of weaker economic conditions on our ability to attract and retain clients. New client sales from new business starts decreased 19% for fiscal 2009 compared to the prior year. Also, an increase of 17% in clients lost due to companies going out of business or no longer having any employees impacted our client retention, which was slightly below historical levels at approximately 77% of our beginning of the fiscal year client base.

Despite the challenging selling environment resulting from the weak economy, we added over 111,000 new clients during fiscal 2009. New sales revenue for MMS clients was strong for fiscal 2009, increasing just under 20% compared to fiscal 2008. The market for MMS has not been as severely impacted by the decline in new business starts.

We believe growth opportunities continue to exist in our target market of small- to medium-sized businesses. Accordingly, we continue to increase the size of our sales force in key areas, primarily MMS and health and benefits services. Reductions are expected in certain areas of our Human Resource Services sales force due to deceleration in client bases and aggressive sales force increases in prior periods. The following table summarizes the expected composition of our sales force in fiscal 2010 with comparisons to fiscal 2009 and 2008:

	Expected
Year ended May 31,	2010	Change	2009	Change	2008

Payroll	1,590	5%	1,515	1%	1,505
Retirement services administration and other human resource services	350	(5)%	370	4%	355
Comprehensive human resource outsourcing services	210	(5)%	220	7%	205
Licensed agents for health and benefits services	160	23%	130	37%	95
Licensed agents for workers’ compensation insurance	60	(8)%	65	8%	60

Total sales representatives	2,370	3%	2,300	4%	2,220

There are also opportunities for growth within our current client base, as well as with new clients, through increased penetration of our payroll and human resource ancillary services and products. Ancillary services effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. The following statistics demonstrate the growth in our ancillary service offerings:

$ in millions
As of May 31,	2009	2008	2007

Payroll tax administration services penetration	93%	93%	93%
Employee payment services penetration	75%	73%	71%
Retirement services clients	50,000	48,000	44,000
Comprehensive human resource outsourcing services client employees served	453,000	439,000	373,000
Comprehensive human resource outsourcing services clients	18,000	16,000	14,000
Workers’ compensation insurance clients	77,000	72,000	62,000
Health and benefits services revenue	$20.9	$12.3	$6.4

Service and product initiatives:  During fiscal 2009, we made investments in the ongoing expansion of our portfolio of services and products. These included strengthening our software-as-a-service solution for our MMS clients through the following:

•	Enhanced the Paychex Time and Labor Online product, an Internet-based, integrated time and labor management system that provides clients with an easy and cost-effective way to automate time and attendance processes.

•	Introduced Paychex Expense Manager, an integrated payroll and expense management solution to help clients control discretionary spending while giving their employees the convenience of preparing and submitting expense reports via an easy-to-use, secure, online tool.

In addition, other fiscal 2009 initiatives included the following:

•	Enhanced our 401(k) product through the addition of auto enrollment as an optional plan feature. This feature allows employers to automatically enroll their employees in their company’s 401(k) plan and increase overall plan participation.

•	Continued expansion of our health insurance services nationwide, simplifying the process for our clients to obtain coverage through our network of national and regional insurers. Revenue from health and benefits services increased 70% to $20.9 million for fiscal 2009, and is anticipated to exceed $30.0 million for fiscal 2010.

•	Made necessary adjustments to proactively respond to provisions under the American Recovery and Reinvestment Act of 2009 (the “2009 economic stimulus package”), particularly the “Making Work Pay” income tax credit and premium assistance for COBRA recipients. Our preparedness allowed us to educate and assist our clients with these regulatory changes.

Business acquisitions:  We may supplement our growth from time to time through strategic acquisitions when opportunities arise. In fiscal 2009, we made immaterial acquisitions to supplement our payroll client base.

Focus on customer service:  Integral to our strategy is satisfied customers to achieve maximum client retention. For fiscal 2009, we received high client satisfaction results which was encouraging considering the economic pressures our clients are facing. Client retention was approximately 77% of our beginning of the fiscal year client base. Although customer satisfaction remained strong, increases in clients going out of business or no longer having any employees, and pricing pressures from our largest direct competitor and regional payroll providers kept our client retention rate slightly below historical levels.

Financial position and liquidity:  The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, as of May 31, 2009, our financial position remained strong with cash and total corporate investments of $574.7 million and no debt. Our cash and total corporate investments have increased approximately $140 million since May 31, 2008.

We also believe that our investments as of May 31, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. In the current financial markets, this translates to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. Our exposure has been minimized in the current investment environment as the result of our policies of investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting the amounts that can be invested in any single issuer. All investments held as of May 31, 2009 are traded in active markets.

As of May 31, 2009, we had no exposure to variable rate demand notes (“VRDNs”) or prime money market funds. In September 2008, we sold all of our holdings in these types of investments as a result of turmoil in the related markets. No losses were recognized on these sales. The proceeds from the sale of these investments were reinvested in U.S. agency discount notes, which is our current primary short-term investment vehicle. We have no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage interest rate risk.

Our primary source of cash is our ongoing operations. Cash flow from operations was $688.8 million for fiscal 2009. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of May 31, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future. During fiscal 2009, dividends paid to stockholders were 84% of net income.

For further analysis of our results of operations for fiscal years 2009, 2008, and 2007, and our financial position as of May 31, 2009, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our current outlook for fiscal 2010 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. Comparisons to fiscal 2009 quarters are expected to improve as fiscal 2010 progresses. Projected changes in revenue and net income for fiscal 2010 are as follows:

	Low		High

Payroll service revenue	(5)%	—	(3)%
Human Resource Services revenue	3%	—	6%
Total service revenue	(4)%	—	(1)%
Interest on funds held for clients	(30)%	—	(25)%
Total revenue	(4)%	—	(1)%
Investment income, net	(35)%	—	(30)%
Net income	(12)%	—	(10)%

Operating income, net of certain items, as a percentage of service revenue is expected to range from 34% to 35% for fiscal 2010. The effective income tax rate is expected to approximate 35% for fiscal 2010. The higher tax rate for fiscal 2010 is driven by higher state income tax rates resulting from state legislative changes.

Interest on funds held for clients and investment income for fiscal 2010 are expected to be impacted by interest rate volatility. Interest on funds held for clients will be further impacted by a projected 5% decline in average invested balances, with most of the effect in the first half of fiscal 2010. This decline is largely the result of the 2009 economic stimulus package generating lower tax withholdings for client employees. The Federal Funds rate dropped significantly in fiscal 2009 from 2.00% as of May 31, 2008 to a range of zero to 0.25% as of May 31, 2009. As of May 31, 2009, the long-term investment portfolio had an average yield-to-maturity of 3.3% and an average duration of 2.5 years. In the next twelve months, slightly less than 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.40%. Based upon current interest rate and economic conditions, we expect interest on funds held for clients and investment income to (decrease)/increase by the following amounts in the respective quarters of fiscal 2010:

	Interest on funds held	Investment income,
Fiscal 2010	for clients	net

First quarter	(45)%	(70)%
Second quarter	(35)%	(40)%
Third quarter	(20)%	10%
Fourth quarter	(15)%	50%

Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate. We estimate the lowest level of combined interest on funds held for clients and investment income over the next fiscal year would be approximately $55 million.

Purchases of property and equipment in fiscal 2010 are expected to be in the range of $55 million to $60 million. Fiscal 2010 depreciation expense is projected to be in the range of $65 million to $70 million, and we project amortization of intangible assets for fiscal 2010 to be in the range of $20 million to $25 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2009	Change	2008	Change	2007

Revenue:
Payroll service revenue	$1,483.7	1%	$1,462.7	8%	$1,356.6
Human Resource Services revenue	523.6	11%	471.8	19%	396.2

Total service revenue	2,007.3	4%	1,934.5	10%	1,752.8
Interest on funds held for clients	75.5	(43)%	131.8	(2)%	134.1

Total revenue	2,082.8	1%	2,066.3	10%	1,886.9
Combined operating and SG&A expenses	1,277.6	3%	1,238.0	4%	1,185.4

Operating income	805.2	(3)%	828.3	18%	701.5
As a % of total revenue	39%		40%		37%
Investment income, net	6.9	(74)%	26.5	(36)%	41.7

Income before income taxes	812.1	(5)%	854.8	15%	743.2
As a % of total revenue	39%		41%		39%
Income taxes	278.6	—	278.7	22%	227.8

Net income	$533.5	(7)%	$576.1	12%	$515.4

As a % of total revenue	26%		28%		27%
Diluted earnings per share	$1.48	(5)%	$1.56	16%	$1.35

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2009, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2009	2008	2007

Average investment balances:
Funds held for clients	$3,323.3	$3,408.9	$3,275.9
Corporate investments	538.2	716.7	1,109.5

Total	$3,861.5	$4,125.6	$4,385.4

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	2.2%	3.7%	4.0%
Corporate investments	1.4%	3.7%	3.7%
Combined funds held for clients and corporate investments	2.1%	3.7%	4.0%
Net realized gains:
Funds held for clients	$1.1	$6.4	$1.7
Corporate investments	—	—	0.4

Total	$1.1	$6.4	$2.1

$ in millions
As of May 31,	2009	2008	2007

Net unrealized gains/(losses) on available-for-sale securities(1)	$66.7	$24.8	$(14.9)
Federal Funds rate(2)	0.25%	2.00%	5.25%
Three-year “AAA” municipal securities yield	1.35%	2.65%	3.71%
Total fair value of available-for-sale securities	$1,780.9	$3,353.5	$4,975.5
Weighted-average duration of available-for-sale securities in years(3)	2.5	2.7	2.5
Weighted-average yield-to-maturity of available-for-sale securities(3)	3.3%	3.4%	3.7%

(1)	The net unrealized gain of our investment portfolios was approximately $72.7 million as of July 10, 2009.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2009.

(3)	These items exclude the impact of VRDNs held as of May 31, 2008 and 2007, as they are tied to short-term interest rates. We did not hold any VRDNs as of May 31, 2009.

Payroll service revenue:  Payroll service revenue increased 1% to $1.5 billion for fiscal 2009 due to our annual price increase and growth in utilization of our ancillary payroll services. Payroll service revenue increased 8% to $1.5 billion for fiscal 2008 due to client base growth, higher check volume, our annual price increase, and growth in utilization of our ancillary payroll services. The weakening economic conditions in fiscal 2009 negatively impacted payroll service revenue. During fiscal 2009, our client base declined 3.1%, affected by a decline in new client sales from new business starts and clients lost due to companies going out of business or no longer having any employees. Also, checks per client declined 2.9%.

As of May 31, 2009, 2008, and 2007, 93% of clients utilized our payroll tax administration services. Our employee payment services were utilized by 75% of our clients as of May 31, 2009, compared with 73% as of May 31, 2008 and 71% as of May 31, 2007. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.

Human Resource Services revenue:  Human Resource Services revenue increased 11% for fiscal 2009 and 19% for fiscal 2008 to $523.6 million and $471.8 million, respectively. The following factors contributed to Human Resource Services revenue growth for fiscal 2009 and fiscal 2008:

$ in millions
As of May 31,	2009	Change	2008	Change	2007

Retirement services clients	50,000	2%	48,000	9%	44,000
Comprehensive human resource outsourcing services client employees served	453,000	3%	439,000	18%	373,000
Comprehensive human resource outsourcing clients	18,000	10%	16,000	17%	14,000
Workers’ compensation insurance clients	77,000	6%	72,000	17%	62,000
Health and benefits service revenue	$20.9	70%	$12.3	93%	$6.4

While the above factors contributed to the revenue growth as compared to the same period last year, the rate of growth has been adversely impacted by weak economic conditions. The volatility in the financial markets has caused the asset value of retirement services client employees’ funds to decline 12% to $8.5 billion as of May 31, 2009 as compared to the same period last year. The S&P 500 declined 34% during the same period. The decline in asset value and a shift in client employees’ retirement portfolios to investments earning lower fees from external fund managers reduced retirement services revenue growth by $8.9 million for fiscal 2009. Comprehensive human resource outsourcing services revenue growth was adversely impacted by fewer employees per client, decreasing revenue by $8.7 million for fiscal 2009. The estimated growth in Human Resource Services revenue for fiscal 2009 would have been 15% exclusive of these two items. We also continue to experience volatility in PEO net service revenue due to fluctuations in workers’ compensation claims and adjustments to workers’ compensation rates in

Florida. Offsetting some of the above revenue declines was $12.4 million of retirement services billings for client plan restatements during fiscal 2009 that are required by law approximately every ten years.

Total service revenue:  Total service revenue growth was 4% for fiscal 2009 and 10% for fiscal 2008. The weak economy had a negative impact on service revenue growth for fiscal 2009. Refer to the discussion of key indicators in the “Overview” section of this Item 7.

Interest on funds held for clients:  The decrease in interest on funds held for clients for fiscal 2009 compared to fiscal 2008 was the result of lower average interest rates earned, lower average investment balances, and lower realized gains on sales of available-for-sale securities. Interest on funds held for clients decreased in fiscal 2008 compared to fiscal 2007 as a result of lower average interest rates earned offset by higher average investment balances and higher realized gains on sales of available-for-sale securities. Overall economic factors, which have negatively impacted our client base, have resulted in a decrease of 3% in our average investment balances for fiscal 2009. Average investment balances for the fourth quarter of fiscal 2009, which deteriorated 9%, were also impacted by the 2009 economic stimulus package generating lower tax withholdings for client employees. Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for the fiscal year ended May 31:

In millions	2009	Change	2008	Change	2007

Compensation-related expenses	$835.1	4%	$804.7	10%	$728.3
Stock-based compensation costs	25.7	1%	25.4	(1)%	25.7
Facilities expenses	59.6	4%	57.4	7%	53.8
Depreciation of property and equipment	64.0	4%	61.4	8%	56.8
Amortization of intangible assets	21.8	13%	19.2	16%	16.6
Other expenses	271.4	1%	269.9	1%	266.2

	1,277.6	3%	1,238.0	8%	1,147.4
Expense charge to increase the litigation reserve	—	—	—	(100)%	38.0

Total operating and SG&A expenses	$1,277.6	3%	$1,238.0	4%	$1,185.4

During fiscal 2007, we recorded an expense charge of $38.0 million to increase our litigation reserve to account for settlements and for anticipated costs relating to pending legal matters. Refer to Note N of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on pending legal matters.

Excluding the expense charge to increase the litigation reserve, combined operating and SG&A expenses increased 3% for fiscal 2009 and 8% for fiscal 2008. This was primarily the result of increases in personnel, though at a slower pace than prior years, and other costs related to selling and retaining clients, and promoting new services. The lower growth rates in compensation-related expenses for fiscal 2009 are a result of lower bonus and commission expenses attributed to the more challenging selling environment given the weak economic conditions and the slower pace of new hires. As of May 31, 2009, we had approximately 12,500 employees compared with approximately 12,200 as of May 31, 2008 and 11,700 as of May 31, 2007.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increases in amortization are a result of intangibles from acquisitions and client list acquisitions. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.

Operating income:  Operating income declined 3% for fiscal 2009 as compared to growth of 18% for fiscal 2008. The fluctuations in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2007 to increase the litigation reserve. Refer to the previous discussion of operating income, net of certain items, in the “Overview” section of this Item 7. Operating income, net of certain items, is as follows for the year ended May 31:

In millions	2009	Change	2008	Change	2007

Operating income	$805.2	(3)%	$828.3	18%	$701.5
Excluding:
Interest on funds held for clients	(75.5)	(43)%	(131.8)	(2)%	(134.1)
Expense charge to increase the litigation reserve	—	—	—	(100)%	38.0

Operating income, net of certain items	$729.7	5%	$696.5	15%	$605.4

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for fiscal 2009 compared to fiscal 2008 was the result of lower average interest rates earned and lower average investment balances. The decrease in investment income for fiscal 2008 compared with fiscal 2007 was primarily due to lower average investment balances. The lower average investment balances in both fiscal 2009 and fiscal 2008 were a result of funding the stock repurchase program which was completed in December 2007.

Income taxes:  Our effective income tax rate was 34.3% for fiscal 2009, compared with 32.6% for fiscal 2008, and 30.7% for fiscal 2007. The increases in our effective income tax rate for fiscal 2009 and fiscal 2008 were primarily the result of lower levels of tax-exempt income, derived from municipal debt securities in the funds held for clients and corporate investment portfolios. The increase for fiscal 2008 compared to fiscal 2007 was impacted by a higher effective state income tax rate as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Refer to Note J of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net income and earnings per share:  Net income declined 7% for fiscal 2009, decreasing to $533.5 million, as compared to a net income growth of 12% to $576.1 million for fiscal 2008. These fluctuations were attributable to the factors previously discussed. In particular, for fiscal 2009, combined interest on funds held for clients and investment income decreased 48%, or $76.0 million. Net income growth for fiscal 2008 was impacted by the increase to the litigation reserve of $38.0 million recognized in fiscal 2007.

Diluted earnings per share decreased 5% for fiscal 2009 to $1.48 per share as compared to a 16% increase for fiscal 2008 to $1.56 per share. Diluted earnings per share for fiscal 2008 increased at a rate higher than net income growth and for fiscal 2009 decreased at a rate lower than the decrease in net income due to a lower number of weighted-average shares outstanding resulting from the stock repurchase program completed in December 2007. In fiscal 2009, the decline in combined interest on funds held for clients and investment income noted above impacted diluted earnings per share by $0.14 per share.

Liquidity and Capital Resources

The current credit crisis has resulted in unprecedented volatility in the global financial markets, with diminished liquidity and increased exposure to investment losses occurring in these markets. Despite this macroeconomic environment, as of May 31, 2009, our financial position remained strong as we had $574.7 million in cash and total corporate investments and no debt. We also believe that our investments as of May 31, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. Cash and total corporate investments as of May 31, 2009, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

Lines of credit:  As of May 31, 2009, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund deposit obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2009 or as of May 31, 2009.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our credit facility and irrevocable standby letters of credit, which arrangements are discussed below.

Credit facility:  We have a committed, secured, one-year revolving credit facility, expiring on September 20, 2009. This credit facility was available to extend the duration of our long-term investment portfolio. We have not used the credit facility during fiscal 2009 or as of May 31, 2009, and we do not have plans for it in the future. The credit facility is collateralized by the long-term securities of Paychex of New York LLC (the “Borrower”), to the extent of any borrowing. Under the credit facility the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. Upon expiration of the commitment in September 2009, any borrowings outstanding will mature and be payable on such date.

The revolving loans under the credit facility will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment. Refer to Note N of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of the credit facility.

Letters of credit:  As of May 31, 2009, we had irrevocable standby letters of credit outstanding totaling $65.8 million, required to secure commitments for certain of our insurance policies and bonding requirements. These letters of credit expire at various dates between December 2009 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2009 or as of May 31, 2009.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2009. The table below summarizes our estimated annual payment obligations under these commitments, as well as other contractual obligations shown as other liabilities on the Consolidated Balance Sheets as of May 31, 2009:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$142.2	$43.8	$62.7	$27.0	$8.7
Purchase obligations(2)	59.8	39.8	18.9	0.3	0.8
Other liabilities(3)	0.6	0.4	0.2	—	—

Total(4)	$202.6	$84.0	$81.8	$27.3	$9.5

(1)	Operating leases are primarily for office space and equipment used in our branch operations. These amounts do not include future payments under redundant leases related to the acquisitions of Advantage Payroll Services Inc. (“Advantage”) and InterPay Inc., which are included in the table above with other liabilities.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $4.5 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

(3)	The obligations shown as other liabilities represent business acquisition reserves and are reflected in the Consolidated Balance Sheets as of May 31, 2009 with $0.4 million in other current liabilities and $0.2 million in other long-term liabilities. Certain deferred compensation plan obligations and other long-term liabilities amounting to $45.3 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

(4)	The liability for uncertain tax positions was approximately $25.7 million as of May 31, 2009, including tax, penalty, and interest. Refer to Note J of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows and have excluded this liability from the table above. We are currently under a state income tax audit for the years ended May 31, 2004 through 2007. The examination phase of the audit may conclude within the next twelve months; however, based on the current status of the examination, it is not reasonably possible to estimate the impact, if any, to the amount of unrecognized tax benefits.

Advantage has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex, Inc. and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. As of May 31, 2009, we have ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal 2009, 2008, and 2007 was $12.3 million, and $15.3 million, and $15.2 million respectively.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2009.

Reclassification Within Consolidated Statements of Cash Flows

Client fund obligations represent our contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, in fiscal 2008 we reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any periods presented. Refer to Note B to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on this reclassification.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2009	2008	2007

Net income	$533.5	$576.1	$515.4
Non-cash adjustments to net income	134.4	125.4	144.7
Cash provided by/(used in) changes in operating assets and liabilities	20.9	23.2	(28.9)

Net cash provided by operating activities	$688.8	$724.7	$631.2

The decrease in our operating cash flows for fiscal 2009 is attributable to lower net income. The increase in operating cash flows for fiscal 2008 reflects higher net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in non-cash adjustments to net income in fiscal 2009 is primarily due to higher depreciation and amortization on property and equipment and intangible assets. The decrease in non-cash adjustments to net income for fiscal 2008 was primarily attributable to the expense charge of $38.0 million to increase the litigation reserve in fiscal 2007, offset by an increase in the provision for deferred income taxes. The fluctuations in our operating assets and liabilities between periods were primarily related to lower interest receivable balances and the timing of collection and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2009	2008	2007

Net change in funds held for clients and corporate investment activities	$491.4	$1,067.3	$(713.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(64.1)	(81.6)	(78.9)
Acquisitions of businesses, net of cash acquired	(6.4)	(32.9)	(3.1)
Purchases of other assets	(16.4)	(19.6)	(21.6)

Net cash provided by/(used in) investing activities	$404.5	$933.2	$(817.0)

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. During fiscal 2008, proceeds from sales and maturities of available-for-sale securities were not reinvested as a result of the $1.0 billion stock repurchase program completed in December 2007. In fiscal 2009, with the volatility in the financial markets, funds previously invested in certain available-for-sale securities were reinvested in cash equivalents. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.

Purchases of long-lived assets:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal 2009, fiscal 2008, and fiscal 2007, we purchased approximately $4.5 million, $4.4 million, and $2.8 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

Construction in progress totaled $4.0 million and $52.1 million as of May 31, 2009 and 2008, respectively. Of these costs, $3.4 million and $51.6 million represent software being developed for internal use as of May 31, 2009 and 2008, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time we begin amortization of the costs. During the last three months of fiscal 2009, a significant portion of the internal use software costs previously in construction in progress were placed in service. These internal use software costs are being amortized over fifteen years, at a rate of approximately $4.0 million annually.

During fiscal 2009, we paid $6.4 million related to acquisitions of businesses, compared with $32.9 million and $3.1 million for fiscal 2008 and 2007, respectively. The acquisitions in fiscal 2008 related mainly to employee benefits products. The purchases of other assets were for customer lists.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2009	2008	2007

Net change in client fund obligations	$(346.0)	$(198.7)	$376.1
Repurchases of common stock	—	(1,000.0)	—
Dividends paid	(447.7)	(442.1)	(301.3)
Proceeds from and excess tax benefit related to exercise of stock options	9.0	67.8	52.9

Net cash (used in)/provided by financing activities	$(784.7)	$(1,573.0)	$127.7

Cash dividends per common share	$1.24	$1.20	$0.79

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

Dividends paid:  In July 2008, our Board approved a 3% increase in our quarterly dividend payment to $0.31 per share from $0.30 per share. In July 2007, our Board approved an increase of 43% in the quarterly dividend payment to $0.30 per share from $0.21 per share. The dividends paid as a percentage of net income totaled 84%,

77%, and 58% for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:  Proceeds from and excess tax benefit related to exercise of stock options decreased for fiscal 2009 as compared to fiscal 2008, and increased for fiscal 2008 as compared to fiscal 2007. Common shares acquired through exercise of stock options for fiscal 2009 were 0.4 million shares compared with 2.0 million shares for fiscal 2008 and 1.8 million shares for fiscal 2007. Refer to Note C to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation plans.

Other

New accounting pronouncements:  In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R will impact business combinations that may be completed on or after June 1, 2009. We cannot anticipate whether the adoption of SFAS No. 141R will have a material effect on our results of operations or financial position as the impact is solely dependent on whether we enter into any business combination, and the terms of such transactions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. GAAP. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to our fiscal year beginning June 1, 2009. We do not expect that the adoption of this FSP will have an effect on our results of operations or financial condition.

In April 2009, the FASB issued the following three staff positions intended to provide additional accounting guidance and enhance disclosures regarding fair value measurements and impairments of debt securities:

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring publicly traded companies to disclose the fair value of financial instruments in interim financial statements;

•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” providing guidance for determining fair value when there is no active market or where price inputs being used represent distressed sales; and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” providing guidance for measurement and recognition of impaired debt securities along with expanded disclosures with respect to impaired debt securities.

These FSPs are effective for interim and annual periods ending after June 15, 2009, and are applicable to our fiscal year beginning June 1, 2009. We do not expect the adoption of these FSPs will have a material effect on our results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009, and is applicable to our fiscal year beginning June 1, 2009. We do not expect the adoption of this statement to have a material effect on our results of operations or financial position.

In June 2009, the FASB issued the following standards:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140;” and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to our fiscal year beginning June 1, 2010. We are currently evaluating both standards but do not expect their adoption to have a material effect on our results of operations or financial position.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on our results of operations or financial position.

Critical Accounting Policies

Note A to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion for each of fiscal 2009, 2008, and 2007.

Revenue from certain time and attendance solutions is recognized when all of the following are present: persuasive evidence that an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by our clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.

In certain situations we allow a client a right of return or refund. We maintain an allowance for returns, which is based on historical data. The allowance is reviewed periodically for adequacy with any adjustment to revenue reflected in our results of operations for the period in which the adjustment is identified.

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

We regularly review the adequacy of our estimated workers’ compensation insurance reserves. Adjustments to previously established reserves are reflected in our results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.

In fiscal 2009 and fiscal 2008, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. Our maximum individual claims liability was $1 million under both the fiscal 2009 and fiscal 2008 policies.

We had recorded the following amounts on our Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In millions	2009	2008

Prepaid expense	$2.5	$2.6
Current liability	$7.9	$8.4
Long-term liability	$17.9	$18.3

Valuation of investments:  Our investments in available-for-sale securities are reported at fair value. In determining the fair value of our available-for-sale securities, we utilize the Interactive Data Pricing Service, a market approach. Unrealized gains related to increases in the fair value of investments and unrealized losses related to decreases in the fair value of investments are included in comprehensive income, net of tax, as reported on our Consolidated Statements of Stockholders’ Equity. Changes in the fair value of investments impact our net income only when such investments are sold or impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of the security’s cost basis. On our Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients, whereas realized gains and losses from corporate investments are included in investment income, net.

We are exposed to credit risk in connection with our available-for-sale securities from the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings, and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer. We regularly review our investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating and any changes in credit rating for the investment, and our ability and intent to hold the investment until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

Goodwill and other intangible assets:  We have $433.3 million of goodwill recorded on our Consolidated Balance Sheet as of May 31, 2009, resulting from acquisitions of businesses. Goodwill is not amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual review in our fiscal fourth quarter. Based on the results of our goodwill impairment review, no impairment loss was recognized in the results of operations for fiscal 2009 or fiscal 2008. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Accrual for client fund losses:  We maintain an accrual for estimated losses associated with our clients’ inability to meet their payroll obligations. As part of providing payroll, payroll tax administration services, and employee payment services, we are authorized by the client to initiate money transfers from the client’s bank account for the amount of tax obligations and employees’ direct deposits. Electronic money fund transfers from client bank accounts are subject to potential risk of loss resulting from clients’ insufficient funds to cover such transfers. We evaluate certain uncollected amounts on a specific basis and analyze historical experience for amounts not specifically reviewed to determine the likelihood of recovery from the clients.

Contingent liabilities:  We are subject to various claims and legal matters that arise in the normal course of business. As of May 31, 2009, we had approximately $20.4 million of reserves for pending litigation. Based on the application of SFAS No. 5, “Accounting for Contingencies,” which requires us to record a reserve if we believe an unfavorable outcome is probable and the amount of the probable loss can be reasonably estimated, we deem this amount adequate. The determination of whether any particular matter involves a probable loss or if the amount of a probable loss can be reasonably estimated requires considerable judgment. This reserve may change in the future due to new developments or changes in our strategies or assumptions related to any particular matter. In light of the litigation reserve recorded, we currently believe that resolution of these matters will not have a material adverse effect on our financial position or results of operations. However, these matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on our financial position and our results of operations in the period in which any such effect is recorded. For additional information regarding pending legal matters, refer to Note N in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Stock-based compensation costs:  In accordance with SFAS No. 123R, all stock-based awards to employees, including grants of stock options, are recognized as compensation costs in our Consolidated Financial Statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. We estimate expected option life based on historical exercise behavior.

Under SFAS No. 123R, we are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of restricted stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards. We also maintain a reserve for uncertain tax positions in accordance with FIN 48.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. We attempt to mitigate the risks associated with our investing activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of May 31, 2009 are traded in active markets.

As of May 31, 2009, we had no exposure to VRDNs or prime money market funds. In September 2008, we sold all of our holdings of these types of investments as a result of turmoil in the related markets. No losses were recognized on those sales. The proceeds from the sales of these investments were reinvested in U.S. agency discount notes, which are currently our primary short-term investment option. We have no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2009, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.1% compared with 3.7% for fiscal 2008 and 4.0% for fiscal 2007. With the turmoil currently in the financial markets, our conservative investment strategy translates to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from available-for-sale securities, which as of May 31, 2009 had an average duration of two and one-half years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 20% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.40%.

The cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2009
In millions	Cost	Fair value

Maturity date:
Due in one year or less	$292.6	$294.8
Due after one year through three years	669.3	693.5
Due after three years through five years	513.8	541.1
Due after five years	238.4	251.4

Total	$1,714.1	$1,780.8

The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2009	2008	2007

Federal Funds rate — beginning of fiscal year	2.00%	5.25%	5.00%
Rate (decrease)/increase:
First quarter	—	—	0.25
Second quarter	(1.00)	(0.75)	—
Third quarter	(0.75)	(1.50)	—
Fourth quarter	—	(1.00)	—

Federal Funds rate — end of fiscal year(1)	0.25%	2.00%	5.25%

Three-year “AAA” municipal securities yields — end of fiscal year	1.35%	2.65%	3.71%

(1)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2009.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $3.9 billion for fiscal 2009. Our anticipated allocation is approximately 50% invested in short-term securities and available-for-sale securities with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $66.7 million as of May 31, 2009, compared with a net unrealized gain of $24.8 million as of May 31, 2008. During fiscal 2009, the investment portfolios ranged from a net unrealized loss of $15.2 million to a net unrealized gain of $86.6 million. During fiscal 2008, the investment portfolios ranged from a net unrealized loss of

$24.3 million to a net unrealized gain of $48.7 million. The net unrealized gain of our investment portfolios was approximately $72.7 million as of July 10, 2009.

As of May 31, 2009 and May 31, 2008, we had $1.8 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.3% and 3.4%, as of May 31, 2009 and May 31, 2008, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs held as of May 31, 2008. We held no VRDNs as of May 31, 2009. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2009, would be approximately $11.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:  We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.

We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2009 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of May 31, 2009 and May 31, 2008, the majority of the securities with an unrealized loss held an AA rating or better. We have the ability and intent to hold these investments until the earlier of market price recovery or maturity. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

The Audit Committee of our Company’s Board of Directors meets with the independent public accountants, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent public accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent public accountants and the chief internal auditor without management present to ensure that the independent public accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2009 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2009.

The Company’s independent public accountants, Ernst & Young LLP, a registered public accounting firm, are appointed by its Audit Committee. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Paychex, Inc. and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent public accountants are contained in this Annual Report on Form 10-K.

/s/ Jonathan J. Judge Jonathan J. Judge President and Chief Executive Officer	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer, and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
July 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited Paychex Inc.’s internal control over financial reporting as of May 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of May 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2009 of Paychex, Inc., and our report dated July 10, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
July 10, 2009

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2009	2008	2007

Revenue:
Service revenue	$2,007,305	$1,934,536	$1,752,868
Interest on funds held for clients	75,454	131,787	134,096

Total revenue	$2,082,759	$2,066,323	$1,886,964
Expenses:
Operating expenses	680,518	660,735	615,479
Selling, general and administrative expenses	597,041	577,321	569,937

Total expenses	1,277,559	1,238,056	1,185,416

Operating income	805,200	828,267	701,548
Investment income, net	6,875	26,548	41,721

Income before income taxes	812,075	854,815	743,269
Income taxes	278,530	278,670	227,822

Net income	$533,545	$576,145	$515,447

Basic earnings per share	$1.48	$1.56	$1.35
Diluted earnings per share	$1.48	$1.56	$1.35
Weighted-average common shares outstanding	360,783	368,420	381,149
Weighted-average common shares outstanding, assuming dilution	360,985	369,528	382,802
Cash dividends per common share	$1.24	$1.20	$0.79

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

As of May 31,	2009	2008

Assets
Cash and cash equivalents	$472,769	$164,237
Corporate investments	19,710	228,727
Interest receivable	27,722	34,435
Accounts receivable, net of allowance for doubtful accounts	177,958	184,686
Deferred income taxes	10,180	7,274
Prepaid income taxes	2,198	11,236
Prepaid expenses and other current assets	27,913	27,231

Current assets before funds held for clients	738,450	657,826
Funds held for clients	3,501,376	3,808,085

Total current assets	4,239,826	4,465,911
Long-term corporate investments	82,234	41,798
Property and equipment, net of accumulated depreciation	274,530	275,297
Intangible assets, net of accumulated amortization	76,641	74,500
Goodwill	433,316	433,316
Deferred income taxes	16,487	13,818
Other long-term assets	4,381	5,151

Total assets	$5,127,415	$5,309,791

Liabilities
Accounts payable	$37,334	$40,251
Accrued compensation and related items	135,064	132,589
Deferred revenue	9,542	10,326
Deferred taxes	17,159	—
Litigation reserve	20,411	22,968
Other current liabilities	44,704	47,457

Current liabilities before client fund obligations	264,214	253,591
Client fund obligations	3,437,679	3,783,681

Total current liabilities	3,701,893	4,037,272
Accrued income taxes	25,730	17,728
Deferred income taxes	12,773	9,600
Other long-term liabilities	45,541	48,549

Total liabilities	3,785,937	4,113,149

Commitments and contingencies — Note N

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 360,976 shares as of May 31, 2009, and 360,500 shares as of May 31, 2008, respectively	3,610	3,605
Additional paid-in capital	466,427	431,639
Retained earnings	829,501	745,351
Accumulated other comprehensive income	41,940	16,047

Total stockholders’ equity	1,341,478	1,196,642

Total liabilities and stockholders’ equity	$5,127,415	$5,309,791

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total

Balance as of May 31, 2006	380,303	$3,803	$284,395	$1,380,971	$(14,326)	$1,654,843
Net income				515,447		515,447
Unrealized gains on securities, net of tax					4,665	4,665

Total comprehensive income						520,112
Cash dividends declared				(301,313)		(301,313)
Stock-based compensation			25,690			25,690
Stock-based award transactions	1,848	19	52,897			52,916

Balance as of May 31, 2007	382,151	3,822	362,982	1,595,105	(9,661)	1,952,248

Net income				576,145		576,145
Unrealized gains on securities, net of tax					25,708	25,708

Total comprehensive income						601,853
Common shares repurchased	(23,658)	(237)	(24,395)	(975,367)		(999,999)
Cash dividends declared				(442,146)		(442,146)
Stock-based compensation			25,535			25,535
Stock-based award transactions	2,007	20	67,517			67,537
Cumulative effect of accounting change for FIN 48				(8,386)		(8,386)

Balance as of May 31, 2008	360,500	3,605	431,639	745,351	16,047	1,196,642

Net income				533,545		533,545
Unrealized gains on securities, net of tax					25,893	25,893

Total comprehensive income						559,438
Cash dividends declared				(447,732)		(447,732)
Stock-based compensation			25,827			25,827
Stock-based award transactions	476	5	8,961	(1,663)		7,303

Balance as of May 31, 2009	360,976	$3,610	$466,427	$829,501	$41,940	$1,341,478

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2009	2008	2007

Operating activities
Net income	$533,545	$576,145	$515,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	85,772	80,614	73,418
Amortization of premiums and discounts on available-for-sale securities	22,956	19,033	23,568
Stock-based compensation costs	25,707	25,434	25,690
(Benefit)/provision for deferred income taxes	(1,866)	3,713	(16,388)
Provision for allowance for doubtful accounts	2,910	3,044	2,548
Provision for litigation reserve	—	—	38,000
Net realized gains on sales of available-for-sale securities	(1,135)	(6,450)	(2,129)
Changes in operating assets and liabilities:
Interest receivable	6,713	19,189	(15,485)
Accounts receivable	3,818	(800)	986
Prepaid expenses and other current assets	8,356	(5,080)	(4,371)
Accounts payable and other current liabilities	(10,049)	2,715	(15,427)
Net change in other assets and liabilities	12,044	7,112	5,370

Net cash provided by operating activities	688,771	724,669	631,227

Investing activities
Purchases of available-for-sale securities	(16,365,721)	(79,919,857)	(109,642,485)
Proceeds from sales and maturities of available-for-sale securities	17,958,518	81,568,872	108,505,132
Net change in funds held for clients’ money market securities and other cash equivalents	(1,101,371)	(581,738)	423,906
Purchases of property and equipment	(64,709)	(82,289)	(79,020)
Proceeds from sale of property and equipment	618	716	116
Acquisition of businesses, net of cash acquired	(6,466)	(32,940)	(3,100)
Purchases of other assets	(16,407)	(19,599)	(21,586)

Net cash provided by/(used in) investing activities	404,462	933,165	(817,037)

Financing activities
Net change in client fund obligations	(346,002)	(198,649)	376,137
Repurchases of common stock	—	(999,999)	—
Dividends paid	(447,732)	(442,146)	(301,313)
Proceeds from and excess tax benefit related to exercise of stock options	9,033	67,844	52,916

Net cash (used in)/provided by financing activities	(784,701)	(1,572,950)	127,740

Increase/(decrease) in cash and cash equivalents	308,532	84,884	(58,070)
Cash and cash equivalents, beginning of fiscal year	164,237	79,353	137,423

Cash and cash equivalents, end of fiscal year	$472,769	$164,237	$79,353

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business and Significant Accounting Policies

Description of Business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2009 (“fiscal 2009”), 2008 (“fiscal 2008”), and 2007 (“fiscal 2007”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2009.

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

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt, with some items extending to 90 days. The Company handles regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, net payroll is collected electronically from the clients’ bank account, typically one day before payday, and provides payment to the employee on payday.

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

The Human Resource Services portfolio of services and products provides small- to medium-sized businesses with retirement services administration, health and benefit services, workers’ compensation insurance services, time and attendance solutions, and other human resource services and products. The Company’s Paychex Premier® Human Resources (“Paychex Premier”) provides a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative. This comprehensive bundle of services is designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The Company also operates a Professional Employer Organization (“PEO”), which provides primarily the same services as Paychex Premier, except Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides more sophisticated health care offerings to PEO clients.

Principles of consolidation:  The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, U.S. agency discount notes, and other investments with a maturity of three months or less as of the balance sheet date. Amounts reported in the Consolidated Balance Sheets approximate fair value.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $4.0 million as of May 31, 2009 and $4.1 million as of May 31, 2008. Amounts reported in the Consolidated Balance Sheets approximate fair value. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

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

Concentrations:  Substantially all of the Company’s deposited cash is maintained at two large credit-worthy financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities are held in custody with one of the two aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market mutual funds, are restricted to credit-worthy financial institutions.

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to 35 years, or the remaining life, whichever is shorter, for buildings and improvements; two to seven years for data processing equipment; seven years for furniture and fixtures; and ten years or the life of the lease, whichever is shorter, for leasehold improvements. Normal and recurring repair and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to five years, except for substantial changes in the functionality of processing applications, for which the estimated useful life may be longer. For software developed for internal use, costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software costs include external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the Company’s review, no impairment loss was recognized in the results of operations for fiscal 2009, fiscal 2008, or fiscal 2007. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

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

Other long-term assets:  Other long-term assets are primarily related to the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities. The Company is not the primary beneficiary of these variable interest entities and, therefore, does not consolidate them in its results of operations or financial position. The investments in these partnerships are accounted for under the equity method of accounting, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $1.5 million as of May 31, 2009 and $2.5 million as of May 31, 2008.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $2.6 billion for each of fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Revenue from certain time and attendance solutions is recognized when all of the following are present: persuasive evidence that an arrangement exists, typically a non-cancelable sales order; delivery is complete for the software and hardware; the fee is fixed or determinable and free of contingencies; and collectibility is reasonably assured. Maintenance contracts are generally purchased by the Company’s clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts is recognized ratably over the term of the contract.

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

In fiscal 2009 and fiscal 2008, workers’ compensation insurance for PEO worksite employees was provided based on claims paid as incurred. The Company’s maximum individual claims liability was $1 million under both its fiscal 2009 and its fiscal 2008 policies.

The Company had recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	May 31,
In thousands	2009	2008

Prepaid expense	$2,500	$2,612
Current liability	$7,911	$8,395
Long-term liability	$17,881	$18,294

The amount included in prepaid expense on the Consolidated Balance Sheets relates to the fiscal year ended May 31, 2004 (“fiscal 2004”) policy, which was a pre-funded policy.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation costs:  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” all stock-based awards to employees, including grants of stock options, are recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.

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

The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of restricted stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards. The company also maintains a reserve for uncertain tax positions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

New accounting pronouncements:  In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity will recognize

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R further requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. SFAS No. 141R will impact business combinations that may be completed on or after June 1, 2009. The Company cannot anticipate whether the adoption of SFAS No. 141R will have a material effect on its results of operations or financial position as the impact is solely dependent on whether the Company enters into any business combination, and the terms of such transactions.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. GAAP. This standard is effective for fiscal years beginning after December 15, 2008, and is applicable to the Company’s fiscal year beginning June 1, 2009. The Company does not expect that the adoption of this FSP will have an effect on its results of operations or financial condition.

In April 2009, the FASB issued the following three staff positions intended to provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:

•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requiring publicly traded companies to disclose the fair value of financial instruments in interim financial statements;

•	FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” providing guidance for determining fair value when there is no active market or where price inputs being used represent distressed sales; and

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” providing guidance for measurement and recognition of impaired debt securities along with expanded disclosures with respect to impaired debt securities.

These FSPs are effective for interim and annual periods ending after June 15, 2009, and are applicable to the Company’s fiscal year beginning June 1, 2009. The Company does not expect that the adoption of these FSPs will have a material effect on its results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS No. 165 is effective for reporting periods ending after June 15, 2009. The Company expects to adopt SFAS No. 165 in its fiscal year beginning June 1, 2009. The Company does not expect the adoption of this statement to have a material effect on its results of operations or financial position.

In June 2009, the FASB issued the following standards:

•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140;” and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”

Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating both standards but does not expect their adoption to have a material effect on its results of operations or financial position.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s results of operations or financial position.

Note B —	Reclassification Within Consolidated Statements of Cash Flows

Client fund obligations represent the Company’s contractual obligation to remit funds to satisfy clients’ payroll and tax payment obligations. To better reflect the nature of these activities, in fiscal 2008 the Company reclassified the net change in client fund obligations in the Consolidated Statements of Cash Flows from investing activities to financing activities for all periods presented. The impacts of the reclassification to prior year periods were as follows:

In thousands	Year ended May 31, 2007

Net cash used in investing activities — as previously reported	$(440,900)
Impact of reclassification — net change in client fund obligations	(376,137)

Net cash used in investing activities — as reclassified	$(817,037)

Net cash used in financing activities — as previously reported	$(248,397)
Impact of reclassification — net change in client fund obligations	376,137

Net cash provided by financing activities — as reclassified	$127,740

This reclassification had no impact on the net change in cash and cash equivalents or cash flows from operating activities for any period presented.

Note C —	Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), became effective on October 12, 2005 upon its approval by the Company’s stockholders. The 2002 Plan authorizes the granting of options to purchase up to 29.1 million shares of the Company’s common stock. As of May 31, 2009, there were 14.3 million shares available for future grants under the 2002 Plan. No future grants will be made pursuant to the Paychex, Inc. 1998 Stock Incentive Plan, which expired in August 2002; however, options to purchase an aggregate of 2.0 million shares under the plan remain outstanding as of May 31, 2009.

The Company accounts for stock-based awards in accordance with SFAS No. 123R. This statement requires that all stock-based awards to employees, including grants of stock options, be recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital.

The Company adopted this standard as of June 1, 2006 (the “adoption date”) using the modified-prospective transition method. Under this method, compensation costs were recognized for: (1) stock-based awards granted after the adoption date based on grant date fair value in accordance with the provisions of SFAS No. 123R on a straight-line basis over the requisite service period; and (2) the unvested portion of any grants issued prior to the adoption date based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” on an accelerated basis over the requisite service period. Stock-based compensation expense was $25.7 million, $25.4 million, and $25.7 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively. Related income tax benefits recognized were $8.0 million, $7.4 million, and $7.6 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2009, the total unrecognized compensation cost related to all unvested stock-based awards was $60.0 million and is expected to be recognized over a weighted-average period of 2.3 years.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option grants:  Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers, outside directors, and management are typically approved by the Board in July. Non-qualified stock option grants to officers and management, beginning with grants in July 2005, vest 20% per annum. Non-qualified stock option grants to the Board vest one-third per annum.

The Company has granted stock options to virtually all non-management employees with at least 90 days of service, and shares remain outstanding for the following broad-based stock option grants:

		Exercise	Shares
	Shares	price	outstanding as of
Date of broad-based grant	granted	per share	May 31, 2009	Vesting schedule

July 1999	1,381,000	$21.46	158,000	25% each July in 2000 through 2003
October 2001	1,295,000	$33.17	362,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	795,000	25% each April in 2005 through 2008
October 2006	2,033,000	$37.32	1,410,000	20% each October in 2007 through 2011

Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria. Beginning with grants issued in October 2005, such grants of options vest 20% per annum. Any future grants of stock-based awards are subject to the discretion of the Board.

The following table summarizes stock option activity for the three years ended May 31, 2009:

			Weighted-average
	Shares subject	Weighted-average	remaining	Aggregate intrinsic
	to options	exercise price	contractual term	value(1)
	(thousands)	per share	(years)	(thousands)

Outstanding as of May 31, 2006	13,510	$31.61
Granted	5,710	$37.03
Exercised	(1,848)	$23.37
Forfeited	(976)	$36.26
Expired	(128)	$37.45

Outstanding as of May 31, 2007	16,268	$34.12
Granted	971	$40.99
Exercised	(1,974)	$29.77
Forfeited	(854)	$36.84
Expired	(103)	$38.38

Outstanding as of May 31, 2008	14,308	$35.00
Granted	1,007	$30.10
Exercised	(371)	$23.41
Forfeited	(591)	$36.11
Expired	(350)	$37.56

Outstanding as of May 31, 2009	14,003	$34.84	5.9	$1,702

Exercisable as of May 31, 2009	8,763	$34.38	5.0	$1,627

(1)	Market price of the underlying stock as of May 31, 2009 less the exercise price.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In thousands, except per share amounts	2009	2008	2007

Weighted-average grant-date fair value of stock options granted (per share)	$6.52	$9.84	$11.65
Total intrinsic value of stock options exercised	$2,576	$25,154	$29,508
Total fair value of stock options vested	$25,842	$32,340	$24,614

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model for grants prior to and subsequent to the adoption date. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2009	2008	2007

Risk-free interest rate	3.2%	4.3%	4.8%
Dividend yield	3.6%	2.9%	1.9%
Volatility factor	.28	.26	.30
Expected option life in years	6.3	6.0	6.1

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices and implied market volatility, both over a period equal to the expected option life. The expected option life is based on historical exercise behavior.

The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, are appropriate in estimating the fair value of its stock option grants. The Company periodically assesses its assumptions as well as its choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.

Restricted stock awards:  Beginning in July 2006, the Board approved grants of restricted stock awards to the Company’s officers and outside directors in accordance with the 2002 Plan. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time of vesting of the awards. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.

For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, one-third of the award will vest. If the targets are met for three consecutive years, the award will be fully vested. For outside directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity for the three years ended May 31, 2009:

		Weighted-average
		grant-date
	Restricted	fair value
In thousands, except per share amounts	shares	per share

Nonvested as of May 31, 2006	—	—
Granted	106	$36.87
Vested	—	—
Forfeited	(1)	$36.87

Nonvested as of May 31, 2007	105	$36.87
Granted	134	$43.91
Vested	(33)	$36.87
Forfeited	(16)	$41.09

Nonvested as of May 31, 2008	190	$41.48
Granted	140	$31.76
Vested	(66)	$39.82
Forfeited	(19)	$36.81

Nonvested as of May 31, 2009	245	$36.74

Restricted stock units:  Beginning in July 2007, the Board approved grants of restricted stock units (“RSUs”) to non-officer management as a replacement of non-qualified stock options. RSUs do not have voting rights or earn dividend equivalents during the vesting period. These awards vest 20% per annum over five years with a small population of awards vesting on the fourth anniversary of the grant date. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for the two years ended May 31, 2009:

		Weighted-average
		grant-date
		fair value
In thousands, except per share amounts	RSUs	per share

Nonvested as of May 31, 2007	—	—
Granted	499	$40.60
Vested	—	—
Forfeited	(29)	$40.60

Nonvested as of May 31, 2008	470	$40.60
Granted	607	$28.30
Vested	(93)	$40.60
Forfeited	(44)	$34.65

Nonvested as of May 31, 2009	940	$32.93

Non-compensatory employee benefit plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory subject to the provisions of SFAS No. 123R and, therefore, no stock-based compensation costs have been recognized for fiscal 2009, fiscal 2008, or fiscal 2007 related to this plan.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D —	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In thousands, except per share amounts	2009	2008	2007

Basic earnings per share:
Net income	$533,545	$576,145	$515,447
Weighted-average common shares outstanding	360,783	368,420	381,149

Basic earnings per share	$1.48	$1.56	$1.35

Diluted earnings per share:
Net income	$533,545	$576,145	$515,447
Weighted-average common shares outstanding	360,783	368,420	381,149
Dilutive effect of common share equivalents at average market price	202	1,108	1,653

Weighted-average common shares outstanding, assuming dilution	360,985	369,528	382,802

Diluted earnings per share	$1.48	$1.56	$1.35

Weighted-average anti-dilutive common share equivalents	13,503	6,465	7,188

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In December 2007, the Company completed its stock repurchase program commenced in August 2007 to repurchase shares of its common stock, and repurchased 23.7 million shares for $1.0 billion.

Note E —	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2009
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,816,278	$—	$—	$1,816,278
Available-for-sale securities:
General obligation municipal bonds	849,594	32,698	(136)	882,156
Pre-refunded municipal bonds	527,864	21,334	(24)	549,174
Revenue municipal bonds	336,675	12,818	(32)	349,461
Variable rate demand notes	—	—	—	—
U.S. agency securities	—	—	—	—
Other equity securities	20	42	—	62

Total available-for-sale securities	1,714,153	66,892	(192)	1,780,853
Other	7,477	—	(1,288)	6,189

Total funds held for clients and corporate investments	$3,537,908	$66,892	$(1,480)	$3,603,320

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2008
		Gross	Gross
		unrealized	unrealized	Fair
In thousands	Cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$714,907	$—	$—	$714,907
Available-for-sale securities:
General obligation municipal bonds	812,611	12,732	(287)	825,056
Pre-refunded municipal bonds	504,377	7,724	(489)	511,612
Revenue municipal bonds	444,852	5,298	(295)	449,855
Variable rate demand notes	1,536,911	67	—	1,536,978
U.S. agency securities	30,000	—	(36)	29,964
Other equity securities	20	59	—	79

Total available-for-sale securities	3,328,771	25,880	(1,107)	3,353,544
Other	10,143	426	(410)	10,159

Total funds held for clients and corporate investments	$4,053,821	$26,306	$(1,517)	$4,078,610

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In thousands	2009	2008

Funds held for clients	$3,501,376	$3,808,085
Corporate investments	19,710	228,727
Long-term corporate investments	82,234	41,798

Total funds held for clients and corporate investments	$3,603,320	$4,078,610

The Company is exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy within its investment portfolios to maximize liquidity and protect principal. The Company attempts to mitigate the risks associated with its investment activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of May 31, 2009 are traded in active markets.

As of May 31, 2009, the Company had no exposure to variable rate demand notes or prime money market funds. The Company sold all of its holdings in these types of investments in September 2008 as a result of turmoil in the related markets. No losses were recognized on these sales. The proceeds from the sale of these investments were reinvested into U.S. agency discount notes, which is the Company’s current primary short-term investment vehicle. The Company has no exposure to auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company has not and does not utilize derivative financial instruments to manage interest rate risk.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s available-for-sale securities reflected a net unrealized gain of $66.7 million as of May 31, 2009 compared with a net unrealized gain of $24.8 million as of May 31, 2008. The gross unrealized losses of $0.2 million, included in the net unrealized gain as of May 31, 2009, were comprised of 14 available-for-sale securities, which had a total fair value of $39.4 million. The gross unrealized losses of $1.1 million, included in the net unrealized gain as of May 31, 2008, were comprised of 76 available-for-sale securities with a total fair value of $243.6 million. The securities in an unrealized loss position were as follows as of May 31, 2009 and 2008:

	Less than 12 months		More than 12 months
	Gross		Gross
	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value

2009	$(181)	$36,348	$(11)	$3,010
2008	$(1,107)	$243,572	$—	$—

The Company regularly reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of May 31, 2009 were not other-than-temporarily impaired. While certain available-for-sale securities had fair values that were below cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value was due to changes in interest rates and was not due to increased credit risk. As of May 31, 2009 and 2008, the majority of the securities in an unrealized loss position held an AA rating or better. The Company has the ability and intent to hold these investments until the earlier of market price recovery or maturity. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses are as follows:

	Year ended May 31,
In thousands	2009	2008	2007

Gross realized gains	$1,269	$7,161	$2,175
Gross realized losses	(134)	(711)	(46)

Net realized gains	$1,135	$6,450	$2,129

The cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2009
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$292,553	$294,784
Due after one year through three years	669,332	693,522
Due after three years through five years	513,810	541,047
Due after five years	238,438	251,438

Total	$1,714,133	$1,780,791

Note F —	Fair Value Measurements

Effective June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on fair value measurements; however, this standard does not require any new fair value measurements. The adoption of this standard has not had a material effect on the Company’s results of operations or financial position.

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

The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis under SFAS No. 157 as of May 31, 2009:

		Quoted
		prices in		Significant
	Carrying	active	Significant other	unobservable
	value	markets	observable inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,780,853	$62	$1,780,791	$—
Other securities	$6,189	$6,189	$—	$—
Liabilities
Other long-term liabilities	$6,197	$6,197	$—	$—

In determining the fair value of its assets and liabilities, the Company uses various valuation approaches, predominately the market and income approaches. The components of the Company’s available-for-sale securities are disclosed in Note E to the Consolidated Financial Statements. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service, a market approach. Other securities are comprised of mutual fund investments, which are valued based on quoted market prices. Other long-term liabilities includes the liability for the Company’s non-qualified and unfunded deferred compensation plan, and is valued based on the quoted market prices for various mutual fund investment choices.

The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

As of May 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In thousands	2009	2008

Land and improvements	$4,033	$3,617
Buildings and improvements	83,386	84,723
Data processing equipment	180,448	166,893
Software	165,959	98,513
Furniture, fixtures, and equipment	143,638	136,330
Leasehold improvements	88,509	76,244
Construction in progress	4,034	52,078

Total property and equipment, gross	670,007	618,398
Less: Accumulated depreciation and amortization	395,477	343,101

Property and equipment, net of accumulated depreciation	$274,530	$275,297

Depreciation expense was $64.0 million, $61.4 million, and $56.8 million for fiscal years 2009, 2008, and 2007, respectively.

Within construction in progress, there are costs for software being developed for internal use of $3.4 million and $51.6 million as of May 31, 2009 and 2008, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs. In the last three months of fiscal 2009, a significant portion of the internal use software costs previously in construction in progress were placed in service. These internal use software costs are being amortized over fifteen years at a rate of approximately $4.0 million annually.

Note H —	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company has goodwill balances on the Consolidated Balance Sheets of $433.3 million as of both May 31, 2009 and 2008, respectively.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In thousands	2009	2008

Client lists and associate offices license agreements	$194,887	$170,984
Other intangible assets	5,675	5,675

Total intangible assets, gross	200,562	176,659
Less: Accumulated amortization	123,921	102,159

Intangible assets, net of accumulated amortization	$76,641	$74,500

Amortization expense for intangible assets was $21.8 million, $19.2 million, and $16.6 million for fiscal years 2009, 2008, and 2007, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In thousands
Year ending May 31,	Estimated amortization expense

2010	$20,978
2011	$18,000
2012	$15,275
2013	$9,429
2014	$5,616

Note I —	Business Acquisition Reserves

The Company has recorded reserves related to acquisitions in the amounts of $10.2 million for severance and $6.2 million for redundant lease costs. Activity for fiscal 2009 for these reserves is summarized as follows:

	Balance as of	Utilization	Additions	Balance as of
In thousands	May 31, 2008	of reserve	to reserve	May 31, 2009

Severance costs	$149	$(203)	$203	$149
Redundant lease costs	$742	$(554)	$287	$475

The remaining severance payments are expected to be completed during the fiscal year ending May 31, 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.2 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of May 31, 2009.

Note J —	Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In thousands	2009	2008

Deferred tax assets:
Litigation reserve	$7,637	$8,165
Compensation and employee benefit liabilities	14,412	14,298
Other current liabilities	8,974	9,109
Tax credit carry forward	17,491	13,874
Depreciation	10,025	7,271
Stock-based compensation	20,770	14,774
Other	6,121	4,503

Gross deferred tax assets	85,430	71,994

Deferred tax liabilities:
Capitalized software	26,711	20,804
Intangible assets	25,529	19,825
Revenue not subject to current taxes	10,896	10,338
Unrealized gains on available-for-sale securities	24,710	8,773
Other	849	762

Gross deferred tax liabilities	88,695	60,502

Net deferred tax (liability)/asset	$(3,265)	$11,492

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	Year ended May 31,
In thousands	2009	2008	2007

Current:
Federal	$256,030	$252,623	$235,086
State	24,366	22,334	9,124

Total current	280,396	274,957	244,210

Deferred:
Federal	(1,313)	4,036	(15,502)
State	(553)	(323)	(886)

Total deferred	(1,866)	3,713	(16,388)

Provision for income taxes	$278,530	$278,670	$227,822

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal benefit	1.9	1.7	0.7
Tax-exempt municipal bond interest	(2.6)	(4.1)	(5.2)
Other items	—	—	0.2

Effective income tax rate	34.3%	32.6%	30.7%

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

Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. As of May 31, 2009, the total reserve for uncertain tax positions was $25.7 million and is included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

In thousands

Balance as of May 31, 2008	$25,673
Additions for tax positions of the current year	10,749
Adjustments for tax positions of prior years	(167)
Settlements with tax authorities	(102)
Expiration of the statute of limitations	(345)

Balance as of May 31, 2009	$35,808

The Company is subject to U.S. federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. The Company believes it is

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable that the reserve for uncertain tax positions will increase in the next twelve months, resulting from the settlement of open periods and the effect of operations on anticipated tax benefits. It is anticipated that this increase will impact the tax provision in the range of $1.0 to $3.0 million. The Company is currently under a state income tax audit for fiscal 2004 through 2007. The examination phase of the audit may conclude within the next twelve months; however, based on the current status of the examination, it is not reasonably possible to estimate the impact, if any, to the amount of unrecognized tax benefits.

The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2006, with fiscal 2007, 2008, and 2009 still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2004, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of May 31, 2009, substantially all of the $25.7 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal 2009 and fiscal 2008 was immaterial to the Company’s results of operations.

Note K —	Other Comprehensive Income

Other comprehensive income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive income:

	Year ended May 31,
In thousands	2009	2008	2007

Unrealized holding gains	$42,965	$46,127	$9,315
Income tax expense related to unrealized holding gains	(16,357)	(16,235)	(3,273)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(1,135)	(6,450)	(2,129)
Income tax expense on reclassification adjustment for net gain on sale of available-for-sale securities	420	2,266	752

Other comprehensive income	$25,893	$25,708	$4,665

As of May 31, 2009, the accumulated other comprehensive income was $41.9 million, which was net of taxes of $24.7 million. As of May 31, 2008, the accumulated other comprehensive income was $16.0 million, which was net of taxes of $8.8 million.

Note L —	Supplemental Cash Flow Information

Income taxes paid were $261.8 million, $258.6 million, and $235.4 million for fiscal 2009, 2008, and 2007, respectively.

Note M —	Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution. Beginning in September 2007, the Company matches up to 100% of the first 3% of eligible pay and up to 50% of the next 2% of eligible pay that an employee contributes to the Plan. Prior to September 2007, the Company matched

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

50% of an employee’s voluntary contribution up to 6% of eligible pay. Effective April 1, 2009, the Company has suspended the discretionary matching contribution for a twelve-month period.

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

Company contributions to the Plan for fiscal 2009, 2008, and 2007 were $14.3 million, $15.1 million, and $10.2 million, respectively.

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors to defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. In fiscal 2009, participants were allowed to make a one-time election for a distribution under the Internal Revenue Service Section 409A transition rules. The amounts accrued under these plans were $6.2 million and $10.2 million as of May 31, 2009 and 2008, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Prior to the April 1, 2003 acquisition, InterPay, Inc. (“InterPay”) entered into various salary continuation agreements with certain former employees. These agreements provide for benefits to these retired employees, and in certain cases to their beneficiaries, for life or other designated periods through 2015. The amounts accrued under these agreements were $0.8 million and $1.1 million as of May 31, 2009 and May 31, 2008, respectively, and represent the estimated present value of the benefits earned under these agreements.

Note N —	Commitments and Contingencies

Lines of credit:  As of May 31, 2009, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2009 or as of May 31, 2009.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s credit facility and irrevocable standby letters of credit, which arrangements are discussed below.

Credit facility:  The Company has a committed, secured, one-year revolving credit facility, expiring on September 20, 2009. Paychex of New York LLC (the “Borrower”), a subsidiary of the Company, entered into the credit facility with JPMorgan Chase Bank, N.A. and Bank of America, N.A. (the “Credit Agreement Lenders”). This credit facility was available to extend the duration of the Company’s long-term investment portfolio. The credit facility has not been used during fiscal 2009 or as of May 31, 2009, and the Company does not have plans for it in the future. The credit facility is collateralized by the long-term securities of the Borrower, to the extent of any borrowing. Under the credit facility the Borrower may, subject to certain restrictions, borrow up to $400 million to meet short-term funding requirements on client fund obligations. The obligations under this credit facility have been guaranteed by the Company and certain of its subsidiaries. Upon expiration of the commitment in September 2009, any borrowings outstanding will mature and be payable on such date.

The revolving loans under the credit facility will bear interest at competitive rates to be elected by the Borrower. The Borrower will also pay a facility fee at a rate of .05% per annum on the average daily unused amount of the commitment.

The credit facility includes various financial and other customary covenants, with which the Borrower must comply in order to maintain borrowing availability and avoid penalties, including a limitation on the Borrower’s ability to incur additional indebtedness, create liens, enter into consolidations or mergers, dispose of assets, make investments, pay dividends, enter into transactions with affiliates, or prepay certain indebtedness. The credit facility (and collateral security agreements executed in connection therewith) also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to other indebtedness, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in the Credit Agreement Lenders’ security interest, change in control events, and material adverse changes.

Certain Credit Agreement Lenders under the credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will receive, customary fees and expenses.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $65.8 million and $71.5 million as of May 31, 2009 and May 31, 2008, respectively, required to secure commitments for certain insurance policies and bonding requirements. Letters of credit as of May 31, 2009 expire at various dates between December 2009 and December 2012 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2009 or as of May 31, 2009.

Contingencies:  The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, breach of fiduciary duty, employment-related claims, tax claims, and other matters.

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action. As previously reported in the Company’s prior periodic reports, these lawsuits sought compensatory damages, punitive damages, and injunctive relief against Rapid Payroll, the Company, the Company’s former Chief Executive Officer, and the Company’s former Senior Vice President of Sales and Marketing. In accordance with the Company’s indemnification agreements with its senior executives, the Company has agreed to defend and, if necessary, indemnify them in connection with these pending matters.

At the present time, the Company has fully resolved its licensing responsibility and settled all litigation with 75 of the 76 licensees who were provided services by Rapid Payroll. In 2007, a verdict was issued in the Brunskill Associates, Inc. v. Rapid Payroll, Inc. et al. case, which was pending in California Superior Court, Los Angeles

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

County, in which a jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company is pursuing an appeal of that verdict. Any final judgment could be subject to an award of statutory interest.

The Company has a reserve for pending litigation matters. The litigation reserve has been adjusted in fiscal 2009 for settlements and incurred litigation expenditures. The Company’s reserve for all pending litigation totaled $20.4 million as of May 31, 2009, and is included in current liabilities on the Consolidated Balance Sheets contained in Item 8 of this Form 10-K.

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

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal 2009, 2008, and 2007 was $46.6 million, $44.5 million, and $41.4 million, respectively. As of May 31, 2009, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Year ending May 31,	Minimum lease payments

2010	$44,002
2011	$37,214
2012	$25,712
2013	$16,686
2014	$10,345
Thereafter	$8,679

The amounts shown above for operating leases include obligations under redundant leases related to Advantage and InterPay.

Other commitments:  As of May 31, 2009, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $59.8 million, including $4.5 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In thousands
Year ending May 31,	Minimum payment obligation

2010	$39,801
2011	$13,046
2012	$5,861
2013	$202
2014	$139
Thereafter	$765

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note O —	Related Parties

During fiscal years 2009, 2008, and 2007, the Company purchased approximately $4.5 million, $4.4 million, and $2.8 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note P —	Quarterly Financial Data (Unaudited)
In thousands, except per share amounts

	Three Months Ended
Fiscal 2009	August 31	November 30	February 28	May 31	Full Year

Service revenue	$509,867	$504,383	$512,196	$480,859	$2,007,305
Interest on funds held for clients	24,218	19,777	16,385	15,074	75,454

Total revenue	534,085	524,160	528,581	495,933	2,082,759

Operating income	221,585	211,900	197,401	174,314	805,200
Investment income, net	3,051	1,932	1,067	825	6,875

Income before income taxes	224,636	213,832	198,468	175,139	812,075
Income taxes	75,927	73,590	67,678	61,335	278,530

Net income	$148,709	$140,242	$130,790	$113,804	$533,545

Basic earnings per share(1)	$0.41	$0.39	$0.36	$0.32	$1.48
Diluted earnings per share(1)	$0.41	$0.39	$0.36	$0.32	$1.48
Weighted-average common shares outstanding	360,629	360,812	360,821	360,892	360,783
Weighted-average common shares outstanding, assuming dilution	361,040	360,977	360,913	361,034	360,985
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(2)	$300	$405	$173	$257	$1,135

	Three Months Ended
Fiscal 2008	August 31	November 30	February 29	May 31	Full Year

Service revenue	$474,815	$477,039	$494,845	$487,837	$1,934,536
Interest on funds held for clients	32,315	30,754	37,327	31,391	131,787

Total revenue	507,130	507,793	532,172	519,228	2,066,323

Operating income	210,588	209,476	210,399	197,804	828,267
Investment income, net	12,237	7,503	3,597	3,211	26,548

Income before income taxes	222,825	216,979	213,996	201,015	854,815
Income taxes	71,750	69,867	71,522	65,531	278,670

Net income	$151,075	$147,112	$142,474	$135,484	$576,145

Basic earnings per share(1)	$0.40	$0.40	$0.39	$0.38	$1.56
Diluted earnings per share(1)	$0.40	$0.40	$0.39	$0.38	$1.56
Weighted-average common shares outstanding	380,539	369,914	361,178	360,420	368,420
Weighted-average common shares outstanding, assuming dilution	382,255	371,404	361,770	361,053	369,528
Cash dividends per common share	$0.30	$0.30	$0.30	$0.30	$1.20
Total net realized gains(2)	$143	$390	$3,309	$2,608	$6,450

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

	Balance as of	Additions		Balance as
	beginning	charged to	Costs and	of end
Description	of year	expenses	deductions(1)	of year

2009
Allowance for doubtful accounts	$4,083	$2,910	$2,961	$4,032
Reserve for client fund losses	$2,888	$4,379	$4,079	$3,188
2008
Allowance for doubtful accounts	$3,285	$3,044	$2,246	$4,083
Reserve for client fund losses	$2,543	$4,214	$3,869	$2,888
2007
Allowance for doubtful accounts	$2,530	$2,548	$1,793	$3,285
Reserve for client fund losses	$2,521	$3,795	$3,773	$2,543

(1)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting:  During the three months ended May 31, 2009, the Company implemented changes to processes, procedures, and controls as a result of enhancements to its core processing capability. There were no other changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2009, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience

Jonathan J. Judge	55	Mr. Judge became President and Chief Executive Officer of the Company in October 2004. Prior to joining the Company, from October 2002 through December 2003, he served as President and Chief Executive Officer of Crystal Decisions, Inc., an information management software company. From 1976 to 2002, he worked for IBM in a variety of sales, marketing, and executive management positions, most recently as General Manager of IBM’s Personal Computing Division, a $10 billion business unit offering a broad range of products, services, and solutions, including IBM’s Thinkpad brand of mobile computers. Mr. Judge serves as a member of the Upstate New York Regional Advisory Board (UNYRAB) of the Federal Reserve Bank of New York. He also serves as a director of the Company, and is also a member of the boards of directors of PMC-Sierra, Inc. and Dun & Bradstreet Corporation.
John M. Morphy	61	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.
Martin Mucci	49	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services Inc. acquisition, and was appointed Senior Vice President, Operations in October 2002.
Jennifer Vossler	46	Ms. Vossler joined the Company in May 2009 as Vice President and Controller. Prior to joining the Company, she served as Vice President and Corporate Controller, and held various executive and senior management positions during her eleven years at Bausch & Lomb Incorporated. Previously in her career, she held leadership roles with a global facilities management outsourcing company and a public accounting firm.
William G. Kuchta, Ed. D	62	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation, a pharmaceutical company.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF BUSINESS ETHICS AND CONDUCT,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2009,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, and restricted stock units have been awarded to employees and the Board of Directors (“Board”). The 2002 Plan was adopted on July 7, 2005 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 12, 2005. There are previously granted options to purchase shares under the Paychex, Inc. 1998 Stock Incentive Plan that remain outstanding as of May 31, 2009. There will not be any new grants under this expired plan. Refer to Note C in the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2009:

			Number of
			securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation
In thousands	outstanding options	outstanding options	plans

Equity compensation plans approved by security holders	13,453	$35.01	14,300
Equity compensation plans not approved by security holders	550	$30.68	—

Total	14,003	$34.84	14,300

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the sub-heading “Policy on Transactions with Related Persons,” under the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the section “PROPOSAL 2 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data
See Financial Statements and Supplementary Data Table of Contents at page 34.
2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 34. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference to Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10.2)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005), incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129572.
#	(10.3)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10.4)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10.5)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.6)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.7)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Amended and Restated 2007 Master Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.8)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement for Directors, incorporated herein by reference to Exhibit 10(m) to the Company’s Form 10-K filed with the Commission on July 20, 2007.
#	(10.9)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2007.
#	(10.10)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.11)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.12)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10(n) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.13)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement, incorporated herein by reference to Exhibit 10(o) to the Company’s Form 10-K filed with the Commission on July 18, 2008.

#	(10.14)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors, incorporated herein by reference to Exhibit 10(p) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.15)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Agreement for Directors, incorporated herein by reference to Exhibit 10(q) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
*#	(10.16)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer).
*#	(10.17)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2009 Non-Qualified Stock Option Award Agreement (Special Grant).
*#	(10.18)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Board).
*#	(10.19)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of 2009-2010 Officer Performance Incentive Award Agreement (Quantitative Component).
*#	(10.20)	CEO Incentive Program — Fiscal 2010.
*#	(10.21)	Senior Vice President Incentive Program — Fiscal 2010.
*#	(10.22)	Vice President Incentive Program — Fiscal 2010.
#	(10.23)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10.24)	Paychex, Inc. Indemnification Agreement with B. Thomas Golisano, incorporated herein by reference to Exhibit 10(g) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10.25)	Paychex, Inc. Indemnification Agreement with Walter Turek, incorporated herein by reference to Exhibit 10(h) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
#	(10.26)	Paychex, Inc. Chairman of the Board Compensation Arrangement with B. Thomas Golisano, effective October 1, 2004, for service as Chairman of the Board of Directors, incorporated herein by reference to Exhibit 10(j) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10.27)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge, incorporated herein by reference to Exhibit 10(k) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10.28)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated November 30, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 4, 2007.
*#	(10.29)	Paychex, Inc. Board Deferred Compensation Plan.
*#	(10.30)	Paychex, Inc. Employee Deferred Compensation Plan.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit filed with this report

#	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2009.

PAYCHEX, INC.

By:
/s/  Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 20, 2009.

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