Form 10-Q
period 2009-08-31
PAYCHEX INC
filed 2009-09-23
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009
Commission file number 0-11330

PAYCHEX, INC.
911 Panorama Trail South
Rochester, New York 14625-2396
(585) 385-6666
A Delaware Corporation
IRS Employer Identification Number: 16-1124166
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date is as follows:

Common Stock, $0.01 Par Value	361,381,805 Shares
CLASS	OUTSTANDING AS OF AUGUST 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended
	August 31,	August 31,
	2009	2008

Revenue:
Service revenue	$486,491	$509,867
Interest on funds held for clients	13,723	24,218

Total revenue	500,214	534,085

Expenses:
Operating expenses	163,346	168,468
Selling, general and administrative expenses	147,001	144,032

Total expenses	310,347	312,500

Operating income	189,867	221,585

Investment income, net	905	3,051

Income before income taxes	190,772	224,636

Income taxes	67,152	75,927

Net income	$123,620	$148,709

Basic earnings per share	$0.34	$0.41

Diluted earnings per share	$0.34	$0.41

Weighted-average common shares outstanding	361,208	360,629

Weighted-average common shares outstanding, assuming dilution	361,362	361,040

Cash dividends per common share	$0.31	$0.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amount

	August 31,	May 31,
	2009	2009

ASSETS
Cash and cash equivalents	$315,323	$472,769
Corporate investments	13,853	19,710
Interest receivable	23,189	27,722
Accounts receivable, net of allowance for doubtful accounts	201,330	177,958
Deferred income taxes	4,099	10,180
Prepaid income taxes	—	2,198
Prepaid expenses and other current assets	28,564	27,913

Current assets before funds held for clients	586,358	738,450
Funds held for clients	3,017,511	3,501,376

Total current assets	3,603,869	4,239,826
Long-term corporate investments	304,874	82,234
Property and equipment, net of accumulated depreciation	268,317	274,530
Intangible assets, net of accumulated amortization	75,510	76,641
Goodwill	433,316	433,316
Deferred income taxes	17,706	16,487
Other long-term assets	4,151	4,381

Total assets	$4,707,743	$5,127,415

LIABILITIES
Accounts payable	$33,301	$37,334
Accrued compensation and related items	125,102	135,064
Deferred revenue	9,596	9,542
Accrued income taxes	58,223	—
Deferred income taxes	17,794	17,159
Litigation reserve	20,378	20,411
Other current liabilities	43,020	44,704

Current liabilities before client fund obligations	307,414	264,214
Client fund obligations	2,952,240	3,437,679

Total current liabilities	3,259,654	3,701,893
Accrued income taxes	26,155	25,730
Deferred income taxes	13,041	12,773
Other long-term liabilities	44,031	45,541

Total liabilities	3,342,881	3,785,937

COMMITMENTS AND CONTINGENCIES — NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares;
Issued and outstanding: 361,382 shares as of August 31, 2009
and 360,976 shares as of May 31, 2009, respectively	3,614	3,610
Additional paid-in capital	478,681	466,427
Retained earnings	839,366	829,501
Accumulated other comprehensive income	43,201	41,940

Total stockholders’ equity	1,364,862	1,341,478

Total liabilities and stockholders’ equity	$4,707,743	$5,127,415

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the three months ended
	August 31,	August 31,
	2009	2008

OPERATING ACTIVITIES
Net income	$123,620	$148,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	21,627	20,687
Amortization of premiums and discounts on available-for-sale securities	7,974	6,537
Stock-based compensation costs	6,725	6,922
Provision for deferred income taxes	4,222	6,422
Provision for allowance for doubtful accounts	945	464
Net realized gains on sales of available-for-sale securities	(285)	(300)
Changes in operating assets and liabilities:
Interest receivable	4,533	4,906
Accounts receivable	(24,317)	(12,906)
Prepaid expenses and other current assets	1,547	10,782
Accounts payable and other current liabilities	41,324	23,275
Net change in other assets and liabilities	(1,297)	(947)

Net cash provided by operating activities	186,618	214,551

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(336,555)	(13,140,530)
Proceeds from sales and maturities of available-for-sale securities	175,244	12,508,552
Net change in funds held for clients’ money market securities and other cash equivalents	423,092	599,586
Purchases of property and equipment	(10,139)	(16,207)
Purchases of other assets	(4,118)	(1,274)

Net cash provided by/(used in) investing activities	247,524	(49,873)

FINANCING ACTIVITIES
Net change in client fund obligations	(485,439)	(160,536)
Dividends paid	(112,112)	(111,904)
Proceeds from and excess tax benefit related to exercise of stock options	5,963	5,107

Net cash used in financing activities	(591,588)	(267,333)

Decrease in cash and cash equivalents	(157,446)	(102,655)
Cash and cash equivalents, beginning of period	472,769	164,237

Cash and cash equivalents, end of period	$315,323	$61,582

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2009
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2009 and 2008. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2009 and May 31, 2009.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2009 (“fiscal 2009”). Operating results and cash flows for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2010 (“fiscal 2010”). The Company has evaluated subsequent events for potential recognition and/or disclosure through September 23, 2009, the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $708.4 million and $635.7 million for the three months ended August 31, 2009 and 2008, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1.0 million under both its fiscal 2010 and fiscal 2009 policies.

Note A: Description of Business and Significant Accounting Policies—continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	August 31,	May 31,
In thousands	2009	2009

Prepaid expense	$2,723	$2,500
Current liability	$8,404	$7,911
Long-term liability	$16,839	$17,881

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
Stock-based compensation costs: The Company has issued stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units (“RSUs”). The Company typically makes grants to its officers, directors, and management in July. The grants approved by the Board of Directors (the “Board”) were as follows:

	For the three months ended
	August 31,
	2009		2008
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	1,037	$4.23	536	$7.29
Restricted stock	141	$24.21	134	$31.95
RSUs	567	$20.62	606	$28.30

The Company accounts for all stock-based awards to employees and directors, including grants of stock options, as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.7 million and $6.9 million for the three months ended August 31, 2009 and 2008, respectively. As of August 31, 2009, the total unrecognized compensation cost related to all unvested stock-based awards was $71.0 million and is expected to be recognized over a weighted-average period of 2.3 years.
The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period, as these awards do not earn dividend equivalents.

Note A: Description of Business and Significant Accounting Policies—continued
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended
	August 31,
	2009	2008

Risk-free interest rate	3.0%	3.5%
Dividend yield	4.5%	3.3%
Volatility factor	.28	.28
Expected option life in years	6.4	6.5

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
Newly adopted accounting pronouncements: On June 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity recognizes and measures the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. The Company cannot anticipate if the adoption of SFAS No. 141R will have a material effect on its results of operations or financial position as the impact is solely dependent on whether the Company enters into any business combination, and the terms of any such transaction.
On June 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this statement had no material effect on the Company’s results of operations or financial position.
On June 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this FSP had no material effect on the Company’s results of operations or financial position.

Note A: Description of Business and Significant Accounting Policies—continued
On June 1, 2009, the Company adopted the following three FASB staff positions which provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:
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
The adoption of these FSPs did not have a material effect on the Company’s results of operations or financial position. Refer to Notes C and D of the Notes to Consolidated Financial Statements for additional disclosures related to these FSPs.
Recently issued accounting pronouncements: In June 2009, the FASB issued the following statements:
•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 makes several amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity; and
•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.
Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to the Company’s fiscal year beginning June 1, 2010. The Company does not expect the adoption of these standards to have a material effect on its results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt this statement during its fiscal quarter ending November 30, 2009, and does not anticipate any material effect on its results of operations or financial position.

Note A: Description of Business and Significant Accounting Policies—continued
In August 2009, the FASB issued the following Accounting Standards Updates (“ASUs”):
•	Update No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins;” and
•	Update No. 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.”
Update No. 2009-03 has not had a material effect on the Company’s results of operations or financial position. The Company is currently evaluating Update No. 2009-05, but does not expect the adoption of the update to have a material effect on its results of operations or financial position.
Other recent accounting pronouncements issued by the FASB (including ASUs), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not, expected to have a material effect on the Company’s results of operations or financial position.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended August 31,
In thousands, except per share amounts	2009	2008

Basic earnings per share:
Net income	$123,620	$148,709

Weighted-average common shares outstanding	361,208	360,629

Basic earnings per share	$0.34	$0.41

Diluted earnings per share:
Net income	$123,620	$148,709

Weighted-average common shares outstanding	361,208	360,629
Dilutive effect of common share equivalents at average market price	154	411

Weighted-average common shares outstanding, assuming dilution	361,362	361,040

Diluted earnings per share	$0.34	$0.41

Weighted-average anti-dilutive common share equivalents	14,572	11,387

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2009, 0.5 million shares of the Company’s common stock were issued for stock option exercises and vesting of restricted stock and RSUs compared with 0.3 million shares for the three months ended August 31, 2008.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,393,187	$—	$—	$1,393,187
Available-for-sale securities:
General obligation municipal bonds	964,079	34,848	(319)	998,608
Pre-refunded municipal bonds(1)	565,008	20,825	(158)	585,675
Revenue municipal bonds	338,667	13,472	(80)	352,059
Other equity securities	20	48	—	68

Total available-for-sale securities	$1,867,774	69,193	(557)	1,936,410
Other	7,309	33	(701)	6,641

Total funds held for clients and corporate investments	$3,268,270	$69,226	$(1,258)	$3,336,238

	May 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,816,278	$—	$—	$1,816,278
Available-for-sale securities:
General obligation municipal bonds	849,594	32,698	(136)	882,156
Pre-refunded municipal bonds(1)	527,864	21,334	(24)	549,174
Revenue municipal bonds	336,675	12,818	(32)	349,461
Other equity securities	20	42	—	62

Total available-for-sale securities	1,714,153	66,892	(192)	1,780,853
Other	7,477	—	(1,288)	6,189

Total funds held for clients and corporate investments	$3,537,908	$66,892	$(1,480)	$3,603,320

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of August 31, 2009 and May 31, 2009 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.

Note C: Funds Held for Clients and Corporate Investments—continued
Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In thousands	2009	2009

Funds held for clients	$3,017,511	$3,501,376
Corporate investments	13,853	19,710
Long-term corporate investments	304,874	82,234

Total funds held for clients and corporate investments	$3,336,238	$3,603,320

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy within its investment portfolios to maximize liquidity and protect principal. The Company attempts to mitigate the risks associated with its investment activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of August 31, 2009 are traded in active markets.
In the current investment market, the Company’s primary short-term investment vehicle is U.S. agency discount notes. The Company has no exposure to variable rate demand notes, prime money market funds, auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $68.6 million as of August 31, 2009 compared with a net unrealized gain of $66.7 million as of May 31, 2009. The gross unrealized losses of $0.6 million, included in the net unrealized gain as of August 31, 2009, were comprised of 43 available-for-sale securities, which had a total fair value of $182.8 million. The gross unrealized losses of $0.2 million, included in the net unrealized gain as of May 31, 2009, were comprised of 14 available-for-sale securities, which had a total fair value of $39.4 million.

Note C: Funds Held for Clients and Corporate Investments-continued
The securities in an unrealized loss position were as follows:

	August 31, 2009
	Less than 12 months		More than 12 months
	Gross		Gross
	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(319)	88,077	$—	$—
Pre-refunded municipal bonds	(158)	59,557	—	—
Revenue municipal bonds	(79)	32,111	(1)	3,008

Total	$(556)	$179,745	$(1)	$3,008

	May 31, 2009
	Less than 12 months		More than 12 months
	Gross		Gross
	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(136)	28,915	$—	$—
Pre-refunded municipal bonds	(24)	4,490	—	—
Revenue municipal bonds	(21)	2,943	(11)	3,010

Total	$(181)	$36,348	$(11)	$3,010

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2009 were not other-than-temporarily impaired. While $182.8 million of available-for-sale securities had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.6 below amortized cost was due to changes in interest rates and was not due to increased credit risk. As of August 31, 2009 and May 31, 2009, the majority of the securities with an unrealized loss held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity and further believes that it is more-likely-than-not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note C: Funds Held for Clients and Corporate Investments—continued
Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were as follows:

	For the three months ended
	August 31,
In thousands	2009	2008

Gross realized gains	$285	$300
Gross realized losses	—	—

Net realized gains	$285	$300

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2009
	Amortized	Fair
In thousands	cost	value

Maturity date:
Due in one year or less	$258,409	$262,114
Due after one year through three years	872,377	901,062
Due after three years through five years	493,282	520,320
Due after five years	243,686	252,846

Total	$1,867,754	$1,936,342

Note D: Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, and trade accounts payable approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.
The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company has the ability to access.
•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other than quoted prices observable inputs.
•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Note D: Fair Value Measurements—continued
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$998,608	$—	$998,608	$—
Pre-refunded municipal bonds	585,675	—	585,675	—
Revenue municipal bonds	352,059	—	352,059	—
Other equity securities	68	68	—	—

Total available-for-sale securities	$1,936,410	$68	$1,936,342	$—
Other securities	$6,641	$6,641	$—	$—
Liabilities:
Other long-term liabilities	$6,641	$6,641	$—	$—

In determining the fair value of its assets and liabilities, the Company uses various valuation approaches, predominately the market and income approaches. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service, a market approach. Other securities are comprised of mutual fund investments, which are valued based on quoted market prices. Other long-term liabilities include the liability for the Company’s non-qualified and unfunded deferred compensation plans, and are valued based on the quoted market prices for various mutual fund investment choices.
The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
As of August 31, 2009, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2009	2009

Land and improvements	$4,033	$4,033
Buildings and improvements	83,404	83,386
Data processing equipment	183,085	180,448
Software	168,690	165,959
Furniture, fixtures, and equipment	144,606	143,638
Leasehold improvements	88,904	88,509
Construction in progress	5,893	4,034

Total property and equipment, gross	678,615	670,007
Less: Accumulated depreciation and amortization	410,298	395,477

Property and equipment, net of accumulated depreciation	$268,317	$274,530

Depreciation expense was $16.4 million and $15.9 million for the three months ended August 31, 2009 and 2008, respectively.
Within construction in progress, there are costs for software being developed for internal use of $5.1 million and $3.4 million as of August 31, 2009 and May 31, 2009, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $433.3 million as of both August 31, 2009 and May 31, 2009.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In thousands	2009	2009

Client lists and associate office license agreements	$198,995	$194,887
Other intangible assets	5,685	5,675

Total intangible assets, gross	204,680	200,562
Less: Accumulated amortization	129,170	123,921

Intangible assets, net of accumulated amortization	$75,510	$76,641

Amortization expense relating to intangible assets was $5.2 million and $4.8 million for the three months ended August 31, 2009 and 2008, respectively.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization—continued
As of August 31, 2009, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2010 and the following four fiscal years is as follows:

Estimated
In thousands	amortization
Year ending May 31,	expense

2010	$21,736
2011	$18,920
2012	$16,064
2013	$10,090
2014	$6,150

Note G: Business Acquisition Reserves
The Company had recorded reserves related to acquisitions in the amounts of $10.2 million for severance and $6.2 million for redundant lease costs. Activity for the three months ended August 31, 2009 for these reserves is summarized as follows:

	Balance as of		Balance as of
	May 31,	Utilization of	August 31,
In thousands	2009	reserve	2009

Severance costs	$149	$—	$149
Redundant lease costs	$475	$(63)	$412

The remaining severance payments are expected to be completed during fiscal 2010. Redundant lease payments are expected to be completed during the fiscal year ending May 31, 2016. Payments of $0.2 million extend beyond one year and are included in other long-term liabilities on the Consolidated Balance Sheets as of August 31, 2009.
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

Note H: Comprehensive Income—continued
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,
In thousands	2009	2008

Net income	$123,620	$148,709
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes	1,441	6,450
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(180)	(194)

Total other comprehensive income	1,261	6,256

Total comprehensive income	$124,881	$154,965

As of August 31, 2009, accumulated other comprehensive income was $43.2 million, which was net of taxes of $25.4 million. As of May 31, 2009, accumulated other comprehensive income was $41.9 million, which was net of taxes of $24.7 million.
Note I: Commitments and Contingencies
Lines of credit: As of August 31, 2009, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2009.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our credit facility and irrevocable standby letters of credit, which arrangements are discussed below.
Credit facility: The Company had a committed, secured, one-year revolving credit facility, which expired on September 20, 2009. Paychex of New York LLC (the “Borrower”), a subsidiary of the Company, entered into the credit facility with JPMorgan Chase Bank, N.A. and Bank of America, N.A. (the “Lenders”). The credit facility was available to extend the duration of the Company’s long-term investment portfolio. No amounts were outstanding against this credit facility as of, or during the three months ended, August 31, 2009. The Company did not renew the credit facility when it expired on September 20, 2009.

Note I: Commitments and Contingencies—continued
Certain Lenders under the credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will receive, customary fees and expenses.
Letters of credit: The Company had irrevocable standby letters of credit available totaling $65.8 million as of both August 31, 2009 and May 31, 2009, required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between December 2009 and December 2012 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2009.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2009, the Company had outstanding commitments to purchase approximately $6.4 million of capital assets.
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
The Company has a reserve for pending litigation matters. The Company’s reserve for all pending litigation totaled $20.4 million as of August 31, 2009, and is included in current liabilities on the Consolidated Balance Sheets.
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

Note J: Supplemental Cash Flow Information
Income taxes paid were $1.5 million and $0.5 million for the three months ended August 31, 2009 and 2008, respectively.
Note K: Related Party Transactions
During the three months ended August 31, 2009 and 2008, the Company purchased approximately $1.5 million and $0.3 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer (“CEO”) of EMC Corporation is a member of the Company’s Board. During the three months ended August 31, 2009 and 2008, respectively, the Company purchased $0.4 million and $0.5 million of services from Dun & Bradstreet Corporation. Jonathan J. Judge, the Company’s President and CEO, is a member of the Board of Directors of Dun & Bradstreet Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2009 (the “first quarter”) and the respective prior year period, and our financial condition as of August 31, 2009. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2009 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2009 (“fiscal 2009”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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
Our Payroll services are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefit needs, and include:
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

The weak economic conditions, credit crisis in the financial markets, and extremely low investment rates of return on our funds held for clients that we experienced in fiscal 2009 continue to impact our financial results for the first quarter of the fiscal year ending May 31, 2010 (“fiscal 2010”). The weak economy affects our ability to sell and retain clients, reduces our transaction volumes due to fewer employees in our client base, and results in lower average investment balances in our funds held for clients.
Our key indicators for the first quarter reflect deterioration when compared to the first quarter of fiscal 2009; however, we are not seeing further significant deterioration when compared to the fourth quarter of fiscal 2009. The year-over-year change in some of our key indicators for the first quarter of fiscal 2010, for the three months ended May 31, 2009 (the “fourth quarter”), and for full year fiscal 2009 are as follows:

	First quarter	Fourth quarter	Fiscal
(Decrease)/increase:	fiscal 2010	fiscal 2009	2009

Checks per client	(5.0%)	(5.2%)	(2.9%)
New client sales from new business starts	(13%)	(27%)	(19%)
Clients lost due to companies going out of business or no longer having any employees	1%	19%	17%

Highlights of the financial results for the first quarter as compared to the same period last year are as follows:
•	Payroll service revenue decreased 6% to $354.4 million.

•	Human Resource Services revenue increased 1% to $132.1 million.

•	Total revenue decreased 6% to $500.2 million.

•	Operating income decreased 14% to $189.9 million, as interest on funds held for clients decreased 43%.

•	Operating income excluding interest on funds held for clients decreased 11% to $176.2 million. Refer to the discussion on page 23 for further information on this non-GAAP measure.

•	Net income and diluted earnings per share decreased 17% to $123.6 million and $0.34 per share, respectively.

•	Cash flow from operations decreased 13% to $186.6 million.
Our service revenue for the first quarter decreased 5% compared to the same period last year. Weak economic conditions negatively impacted our client growth, check volume, and revenue per check. Despite the economic pressures, we continue to focus on providing excellent customer service and invest in our business, while controlling expenses.
The credit crisis in the financial markets caused a flight to quality investments, resulting in lower available yields on high quality investments. The average rate of return earned on our combined funds held for clients and corporate investment portfolio was 1.7% for the first quarter compared to 2.9% for the same period last year. We have seen stabilization here as well, as the 1.7% average interest rate earned is slightly higher than the 1.6% earned for the fourth quarter of fiscal 2009. Our short-term portfolio has been heavily invested in taxable securities and our short-term taxable interest rates earned averaged 0.1% for the first quarter compared to 2.6% for the same period last year.

In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income excluding interest on funds held for clients which is a non-GAAP measure. We believe operating income excluding interest on funds held for clients is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income excluding interest on funds held for clients is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income excluding interest on funds held for clients decreased 11% to $176.2 million for the first quarter, as compared to $197.4 million for the same period last year. Refer to the reconciliation of operating income to operating income excluding interest on funds held for clients on page 28 of this Form 10-Q.
Financial Position and Liquidity
Unprecedented volatility in the global financial markets in the past year has caused diminished liquidity and limited investment choices. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. In the current financial markets, this translates to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. Currently, our primary short-term investment vehicle is U.S. agency discount notes. However, we are seeing gradual improvements in liquidity for high quality money market securities and are beginning to explore opportunities to invest a portion of our short-term portfolio in investments other than the U.S. agency discount notes.
Our exposure from our investing activities has been limited in the current investment environment as the result of our policies of investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting the amounts that can be invested in any single issuer. All investments held as of August 31, 2009 are traded in active markets. Despite the macroeconomic environment, as of August 31, 2009, our financial position remained strong with cash and total corporate investments of $634.1 million and no debt.
Our primary source of cash is from our ongoing operations. Cash flows from operations were $186.6 million for the three months ended August 31, 2009, as compared with $214.6 million for the three months ended August 31, 2008. The decrease in cash flow from operations was related to lower net income. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of August 31, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three months ended August 31, 2009, and our financial position as of August 31, 2009, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this Form 10-Q.

Outlook
Our outlook for the full year fiscal 2010 reflects the impact of current economic and financial conditions, and assumes these conditions will continue through the remainder of the fiscal year. Refer to page 22 for information on some of our key indicators, which provides statistical evidence of the economic weakness in the first quarter of fiscal 2010.
Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes in interest rates. Comparisons to the prior year are expected to improve in the second half of fiscal 2010. Projected changes in revenue and net income for fiscal 2010 are as follows:

	Low		High
Payroll service revenue	(7%)	—	(5%)
Human Resource Services revenue	3%	—	6%
Total service revenue	(5%)	—	(2%)
Interest on funds held for clients	(30%)	—	(25%)
Total revenue	(5%)	—	(2%)
Investment income, net	(35%)	—	(30%)
Net income	(12%)	—	(10%)
Operating income excluding interest on funds held for clients as a percentage of service revenue is expected to range from 34% to 35% for fiscal 2010. The effective income tax rate is expected to approximate 35% throughout fiscal 2010. The higher tax rate for fiscal 2010 is driven by higher state income tax rates resulting from state legislative changes.
Interest on funds held for clients and investment income for fiscal 2010 are expected to be impacted by interest rate volatility. Interest on funds held for clients will be further impacted by a projected 7% decline in average invested balances, with most of the effect in the first half of fiscal 2010. This decline is largely the result of the American Recovery and Reinvestment Act of 2009 (the “2009 economic stimulus package”) generating lower tax withholdings for client employees. As of August 31, 2009, the long-term investment portfolio had an average yield-to-maturity of 3.0% and an average duration of 2.6 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.2%. Based upon current interest rate and economic conditions, we expect interest on funds held for clients and investment income to (decrease)/increase by the following amounts in the remaining respective quarters of fiscal 2010:

	Interest on
	funds held for	Investment
Fiscal 2010	clients	income, net
Second quarter	(35%)	(40%)
Third quarter	(20%)	10%
Fourth quarter	(15%)	50%
Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in the short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Purchases of property and equipment for fiscal 2010 are expected to be in the range of $55 million to $60 million, in line with our growth rates. Fiscal 2010 depreciation expense is projected to be approximately $65 million to $70 million, and we project amortization of intangible assets to be approximately $20 million to $25 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended
	August 31,
$ in millions	2009	2008	% Change

Revenue:
Payroll service revenue	$354.4	$378.5	(6%)
Human Resource Services revenue	132.1	131.4	1%

Total service revenue	486.5	509.9	(5%)
Interest on funds held for clients	13.7	24.2	(43%)

Total revenue	500.2	534.1	(6%)

Combined operating and SG&A expenses	310.3	312.5	(1%)

Operating income	189.9	221.6	(14%)

As a % of total revenue	38%	41%

Investment income, net	0.9	3.0	(70%)

Income before income taxes	190.8	224.6	(15%)

As a % of total revenue	38%	42%

Income taxes	67.2	75.9	(12%)

Net income	$123.6	$148.7	(17%)

As a % of total revenue	25%	28%

Diluted earnings per share	$0.34	$0.41	(17%)

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2009, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2009	2008

Average investment balances:
Funds held for clients	$2,907.2	$3,220.1
Corporate investments	618.4	484.5

Total	$3,525.6	$3,704.6

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.8%	3.0%
Corporate investments	0.7%	2.6%
Combined funds held for clients and corporate investments	1.7%	2.9%

Net realized gains:
Funds held for clients	$0.3	$0.3
Corporate investments	—	—

Total	$0.3	$0.3

As of:	August 31,	May 31,
$ in millions	2009	2009

Net unrealized gain on available-for-sale securities (1)	$68.6	$66.7

Federal Funds rate (2)	0.25%	0.25%

Three-year “AAA” municipal securities yield	1.22%	1.35%

Total fair value of available-for-sale securities	$1,936.4	$1,780.9

Weighted-average duration of available-for-sale securities in years	2.6	2.5

Weighted-average yield-to-maturity of available-for-sale securities	3.0%	3.3%

(1)	The net unrealized gain of our investment portfolio was approximately $74.8 million as of September 18, 2009.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2009 and May 31, 2009.

Payroll service revenue: Payroll service revenue decreased 6% for the first quarter of fiscal 2010 compared with the same period last year. Weak economic conditions negatively impacted our check volume, client growth, and revenue per check. During the first quarter, checks per client declined 5% compared with the same period last year. Our client base declined from May 31, 2009 as our client retention has been affected by clients lost due to companies going out of business or no longer having any employees. In addition, new client sales from new business starts declined 13% for the first quarter compared to the same period last year.
Our payroll tax administration services were utilized by 93% of our clients as of August 31, 2009 and 2008. Our employee payment services were utilized by 74% of all clients as of August 31, 2009, compared with 73% as of August 31, 2008. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.
Human Resource Services revenue: Human Resource Services revenue increased 1% to $132.1 million for the first quarter of fiscal 2010. The following factors contributed to Human Resource Services revenue growth:

				% Change
				from
As of:	August 31,	%	August 31,	August 31,
$ in millions	2009	Change	2008	2007

Comprehensive human resource outsourcing services client employees served	463,000	4%	446,000	17%
Comprehensive human resource outsourcing services clients	18,000	10%	17,000	18%
Workers’ compensation insurance clients	78,000	5%	74,000	15%
Retirement services clients	49,000	1%	49,000	9%
Asset value of retirement services client employees’ funds	$9,621	2%	$9,395	7%
Health and benefits services revenue	$6.5	39%	$4.7	96%

The impact from weak economic conditions on our payroll client base has nearly offset the revenue growth from Human Resource Services, as these ancillary services are most often provided to our payroll clients. The most significant impacts have been to retirement services and comprehensive human resource outsourcing services revenue. Although our client bases have grown, it has been at rates lower than we have seen historically, and we are experiencing fewer employees per client. Also, we continue to experience volatility in PEO net service revenue due to fluctuations in workers’ compensation claims.
The asset value of retirement services client employees’ funds increased 34% from the lowest point in fiscal 2009 of $7.2 billion as of February 28, 2009, due to some recovery in the financial markets and more of the retirement plans converting with existing assets. However, the shift in the mix of assets in the retirement services client employees’ funds to investments earning lower fees from external fund managers has generated lower revenue than the same quarter a year ago. In addition, we earned revenue in fiscal 2009 from the required restatement of clients’ retirement plans that is not recurring in fiscal 2010.
Total service revenue: Total service revenue decreased 5% for the first quarter compared with the same period last year. The weak economy continues to have a negative impact on service revenue growth as described above.

Interest on funds held for clients: For the first quarter of fiscal 2010, interest on funds held for clients decreased 43%. The decrease was primarily the result of lower average interest rates earned and lower average investment balances. Average investment balances for funds held for clients decreased 10% for the first quarter compared to the same period last year. This decline was the result of overall economic factors, which have negatively impacted our client base, and the impact of the 2009 economic stimulus package generating lower tax withholdings for client employees.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
$ in millions	2009	2008	% Change

Compensation-related expenses	$203.1	$201.6	1%
Stock-based compensation costs	6.7	6.9	(3%)
Facilities expense	15.1	15.0	1%
Depreciation of property and equipment	16.4	15.9	3%
Amortization of intangible assets	5.2	4.8	9%
Other expenses	63.8	68.3	(7%)

Total operating and SG&A expenses	$310.3	$312.5	(1%)

Combined operating and SG&A expenses for the first quarter decreased 1% primarily as a result of cost control measures and stable headcount, offset slightly by costs related to continued investment in key areas of our sales force and our technological infrastructure. As of August 31, 2009, we had approximately 12,400 employees compared with approximately 12,500 employees as of August 31, 2008.
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
Operating income: Operating income declined 14% for the first quarter as compared with the same period last year. The fluctuations in operating income were attributable to the factors previously discussed.
Operating income excluding interest on funds held for clients is summarized as follows:

	For the three months ended August 31,

$ in millions	2009	2008	% Change

Operating income	$189.9	$221.6	(14%)
Excluding interest on funds held for clients	(13.7)	(24.2)	(43%)

Operating income excluding interest on funds held for clients	$176.2	$197.4	(11%)

Refer to the previous discussion of operating income excluding interest on funds held for clients in the “Overview” section on page 23 of this Form 10-Q.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease in investment income for the first quarter as compared to the same period last year was primarily due to lower average interest rates earned, offset by higher average investment balances.
Income taxes: Our effective income tax rate was 35.2% for the first quarter compared with 33.8% for the same period last year. The increase in the effective income tax rate is a result of lower levels of tax-exempt income derived from municipal debt securities held in our investment portfolios and higher state income tax rates resulting from state legislative changes.
Net income and earnings per share: Net income and diluted earnings per share decreased 17% for the first quarter as compared with the same period last year. The decreases were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Unprecedented volatility in the global financial markets in the past year has caused diminished liquidity and limited investment choices. Despite this macroeconomic environment, as of August 31, 2009, our financial position remained strong with cash and total corporate investments of $634.1 million and no debt. We also believe that our investments as of August 31, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Lines of credit: As of August 31, 2009 we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2009.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our credit facility and irrevocable standby letters of credit, which arrangements are discussed below.

Credit facility: We had a committed, secured, one-year revolving credit facility, which expired on September 20, 2009. This credit facility was available to extend the duration of our long-term investment portfolio. No amounts were outstanding against this credit facility as of, or during the three months ended, August 31, 2009. We did not renew the credit facility when it expired on September 20, 2009.
Letters of credit: As of August 31, 2009, we had irrevocable standby letters of credit available totaling $65.8 million, required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between December 2009 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2009.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. As of August 31, 2009, we had outstanding commitments to purchase approximately $6.4 million of capital assets.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2009.
Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2009	2008

Net income	$123.6	$148.7
Non-cash adjustments to net income	41.2	40.7
Cash provided by changes in operating assets and liabilities	21.8	25.2

Net cash provided by operating activities	$186.6	$214.6

The decrease in our operating cash flows for the first quarter of fiscal 2010 related primarily to lower net income and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of billing cycles within accounts receivable, and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the three months ended August 31,
In millions	2009	2008

Net change in funds held for clients and corporate investment activities	$261.7	$(32.4)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(10.1)	(16.2)
Purchases of other assets	(4.1)	(1.3)

Net cash provided by/(used in) investing activities	$247.5	$(49.9)

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The increase in cash provided by investing activities was due to more corporate funds invested in U.S. agency discount notes, which are cash equivalents, and less in available-for-sale securities, due to the financial markets’ environment over the past twelve months. Fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will also vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $1.5 million and $0.3 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2009 and 2008, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
Construction in progress totaled $5.9 million as of August 31, 2009 and $4.0 million as of May 31, 2009. Of these costs, $5.1 million and $3.4 million represent software being developed for internal use as of August 31, 2009 and May 31, 2009, respectively. Capitalization of costs ceases when software is ready for its intended use, at which time we will begin amortization of the costs. The purchase of other assets relates to purchases of customer lists.

Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2009	2008

Net change in client fund obligations	$(485.4)	$(160.5)
Dividends paid	(112.1)	(111.9)
Proceeds from and excess tax benefit related to exercise of stock options	5.9	5.1

Net cash used in financing activities	$(591.6)	$(267.3)

Cash dividends per common share	$0.31	$0.31

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
Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid August 17, 2009 to stockholders of record as of August 3, 2009. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from and excess tax benefit related to exercise of stock options is due to an increase in the number of shares issued for stock option exercises to 0.3 million shares during the first quarter of 2010 from 0.2 million shares during the same period last year.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We maintain a conservative investment strategy within our investment portfolios to maximize liquidity and protect principal. We attempt to mitigate the risks associated with our investing activities by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, limiting amounts that can be invested in any single issuer, and by investing in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of August 31, 2009 are traded in active markets.
In the current investment market, our primary short-term investment vehicle is U.S. agency discount notes. We have no exposure to variable rate demand notes, prime money market funds, auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the three months ended August 31, 2009, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.7% compared with 2.9% for the same period last year. With the turmoil currently in the financial markets, our conservative investment strategy translates to significantly lower yields on high quality instruments. However, we are seeing gradual improvements in liquidity for high quality money market securities and are beginning to explore opportunities to invest a portion of our short-term portfolio in investments other than the U.S. agency discount notes. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2009 had an average duration of 2.6 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.2%.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2009
In millions	Amortized cost	Fair value

Maturity date:
Due in one year or less	$258.4	$262.1
Due after one year through three years	872.4	901.1
Due after three years through five years	493.3	520.3
Due after five years	243.7	252.8

Total	$1,867.8	$1,936.3

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	August 31,	May 31,	May 31,
	2009	2009	2008

Federal Funds rate — beginning of period (1)	0.25%	2.00%	5.25%
Rate decrease:
First quarter	—	—	—
Second quarter	NA	(1.00)	(0.75)
Third quarter	NA	(0.75)	(1.50)
Fourth quarter	NA	—	(1.00)

Federal Funds rate — end of period (1)	0.25%	0.25%	2.00%

Three-year “AAA” municipal securities yield — end of period	1.22%	1.35%	2.65%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2009 and May 31, 2009.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.7 billion for fiscal 2010. Our normal and anticipated allocation is approximately 50% invested in short-term and available-for-sale securities with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $68.6 million as of August 31, 2009, compared with a net unrealized gain of $66.7 million as of May 31, 2009. During the first quarter of fiscal 2010, the net unrealized gain on our investment portfolios ranged from $55.1 million to $76.7 million. Our investment portfolios reflected a net unrealized gain of approximately $74.8 million as of September 18, 2009.
As of August 31, 2009 and May 31, 2009, we had $1.9 billion and $1.8 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.0% and 3.3% as of August 31, 2009 and May 31, 2009, respectively. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of August 31, 2009 would be approximately $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We attempt to mitigate this risk by investing primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, and by limiting amounts that can be invested in any single issuer.

We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2009 were not other-than-temporarily impaired. While $182.8 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.6 million below amortized cost was due to changes in interest rates and was not due to increased credit risk. As of August 31, 2009 and May 31, 2009, the majority of the securities with an unrealized loss held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity and further believe that it is more-likely-than-not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2009, filed with the SEC on July 20, 2009. On an ongoing basis, we evaluate the critical accounting policies used to prepare our Consolidated Financial Statements, including, but not limited to, those related to:
•	revenue recognition;

•	PEO workers’ compensation insurance;

•	valuation of investments;

•	goodwill and other intangible assets;

•	accrual for client fund losses;

•	contingent liabilities;

•	stock-based compensation costs; and

•	income taxes.
There have been no material changes in these aforementioned critical accounting policies.
NEW ACCOUNTING PRONOUNCEMENTS
Newly adopted accounting pronouncements: On June 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity recognizes and measures the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity will be expensed as incurred. We cannot anticipate if the adoption of SFAS No. 141R will have a material effect on our results of operations or financial position as the impact is solely dependent on whether we enter into any business combination, and the terms of any such transaction.
On June 1, 2009, we adopted SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this statement had no material effect on our results of operations or financial position.

On June 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this FSP had no material effect on our results of operations or financial position.
On June 1, 2009, we adopted the following three FASB staff positions which provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:
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
The adoption of these FSPs did not have a material effect on our results of operations or financial position. Refer to Notes C and D of the Notes to Consolidated Financial Statements for additional disclosures related to these FSPs.
Recently issued accounting pronouncements: In June 2009, the FASB issued the following statements:
•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 makes several amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” including the removal of the concept of a qualifying special-purpose entity; and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.
Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to our fiscal year beginning June 1, 2010. We do not expect the adoption of these standards will have a material effect on our results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt this statement during our fiscal quarter ending November 30, 2009, and do not anticipate any material effect on our results of operations or financial position.
In August 2009, the FASB issued the following Accounting Standards Updates (“ASUs”):
•	Update No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins;” and

•	Update No. 2009-05, “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value.”
Update No. 2009-03 has not had a material effect on our results of operations or financial position. We are currently evaluating Update No. 2009-05, but do not expect the adoption of the update to have a material effect on our results of operations or financial position.
Other recent accounting pronouncements issued by the FASB (including ASUs), the American Institute of Certified Public Accountants, and the SEC did not, or are not, expected to have a material effect on our results of operations or financial position.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk
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

Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 5.	Other Information
On July 9, 2009, our Board approved the grant of restricted stock to outside members of the Board as provided under our 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.
This and additional information regarding compensation awarded to our directors for the year ended May 31, 2009 was provided in our Proxy Statement for our 2009 Annual Meeting of Stockholders, which was filed with the SEC on September 3, 2009.

Item 6.	Exhibits

Exhibit number	Description

10.1	Separation Agreement and Release between Walter Turek and Paychex, Inc. dated August 18, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document.

101.SCH*	XBRL taxonomy extension schema document.

101.CAL*	XBRL taxonomy extension calculation linkbase document.

101.LAB*	XBRL taxonomy label linkbase document.

101.PRE*	XBRL taxonomy extension presentation linkbase document.

101.DEF*	XBRL taxonomy extension definition linkbase document.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.
Date: September 23, 2009	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: September 23, 2009	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary