Form 10-Q
period 2009-11-30
PAYCHEX INC
filed 2009-12-16
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	361,406,822 Shares

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2009	2008	2009	2008

Revenue:
Service revenue	$483,024	$504,383	$969,515	$1,014,250
Interest on funds held for clients	13,552	19,777	27,275	43,995

Total revenue	496,576	524,160	996,790	1,058,245

Expenses:
Operating expenses	162,648	170,675	325,994	339,143
Selling, general and administrative expenses	140,863	141,585	287,864	285,617

Total expenses	303,511	312,260	613,858	624,760

Operating income	193,065	211,900	382,932	433,485

Investment income, net	1,147	1,932	2,052	4,983

Income before income taxes	194,212	213,832	384,984	438,468

Income taxes	68,362	73,590	135,514	149,517

Net income	$125,850	$140,242	$249,470	$288,951

Basic earnings per share	$0.35	$0.39	$0.69	$0.80

Diluted earnings per share	$0.35	$0.39	$0.69	$0.80

Weighted-average common shares outstanding	361,392	360,812	361,288	360,710

Weighted-average common shares outstanding, assuming dilution	361,692	360,977	361,515	360,998

Cash dividends per common share	$0.31	$0.31	$0.62	$0.62

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amount

	November 30,	May 31,
	2009	2009

ASSETS
Cash and cash equivalents	$ 225,304	$472,769
Corporate investments	62,011	19,710
Interest receivable	29,107	27,722
Accounts receivable, net of allowance for doubtful accounts	221,711	177,958
Deferred income taxes	—	10,180
Prepaid income taxes	—	2,198
Prepaid expenses and other current assets	27,958	27,913

Current assets before funds held for clients	566,091	738,450
Funds held for clients	2,996,115	3,501,376

Total current assets	3,562,206	4,239,826
Long-term corporate investments	317,430	82,234
Property and equipment, net of accumulated depreciation	262,024	274,530
Intangible assets, net of accumulated amortization	71,478	76,641
Goodwill	421,559	433,316
Deferred income taxes	18,488	16,487
Other long-term assets	3,947	4,381

Total assets	$4,657,132	$5,127,415

LIABILITIES
Accounts payable	$ 36,494	$37,334
Accrued compensation and related items	136,777	135,064
Deferred revenue	2,516	9,542
Accrued income taxes	1,739	—
Deferred income taxes	23,683	17,159
Litigation reserve	20,396	20,411
Other current liabilities	42,138	44,704

Current liabilities before client fund obligations	263,743	264,214
Client fund obligations	2,922,986	3,437,679

Total current liabilities	3,186,729	3,701,893
Accrued income taxes	26,580	25,730
Deferred income taxes	7,743	12,773
Other long-term liabilities	43,890	45,541

Total liabilities	3,264,942	3,785,937

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 361,407 shares as of November 30, 2009 and 360,976 shares as of May 31, 2009, respectively	3,614	3,610
Additional paid-in capital	485,853	466,427
Retained earnings	853,084	829,501
Accumulated other comprehensive income	49,639	41,940

Total stockholders’ equity	1,392,190	1,341,478

Total liabilities and stockholders’ equity	$4,657,132	$5,127,415

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the six months ended
	November 30,
	2009	2008

OPERATING ACTIVITIES
Net income	$249,470	$288,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	43,313	41,678
Amortization of premiums and discounts on available-for-sale securities	16,801	11,940
Stock-based compensation costs	13,310	13,942
Provision for deferred income taxes	4,263	13,089
Provision for allowance for doubtful accounts	1,958	1,084
Net realized gains on sales of available-for-sale securities	(1,014)	(705)
Changes in operating assets and liabilities:
Interest receivable	(1,385)	4,644
Accounts receivable	(44,641)	(35,836)
Prepaid expenses and other current assets	1,665	5,501
Accounts payable and other current liabilities	(1,422)	(18,712)
Net change in other assets and liabilities	(3,147)	2,809

Net cash provided by operating activities	279,171	328,385

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(756,826)	(16,284,599)
Proceeds from sales and maturities of available-for-sale securities	284,071	17,493,183
Net change in funds held for clients’ money market securities and other cash equivalents	697,664	(820,736)
Purchases of property and equipment	(23,091)	(39,207)
Proceeds from sale of business	13,050	—
Purchases of other assets	(9,168)	(13,445)

Net cash provided by investing activities	205,700	335,196

FINANCING ACTIVITIES
Net change in client fund obligations	(514,693)	(279,002)
Dividends paid	(224,234)	(223,840)
Proceeds from and excess tax benefit related to exercise of stock options	6,591	5,657

Net cash used in financing activities	(732,336)	(497,185)

(Decrease)/increase in cash and cash equivalents	(247,465)	166,396
Cash and cash equivalents, beginning of period	472,769	164,237

Cash and cash equivalents, end of period	$225,304	$330,633

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2009
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the six months ended November 30, 2009 and 2008. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2009 and May 31, 2009.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2009 (“fiscal 2009”). Operating results and cash flows for the six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2010 (“fiscal 2010”). The Company has evaluated subsequent events for potential recognition and/or disclosure through December 16, 2009, the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $730.7 million and $637.4 million for the three months ended November 30, 2009 and 2008, respectively, and $1.4 billion and $1.3 billion for the six months ended November 30, 2009 and 2008, respectively.
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

Note A: Description of Business and Significant Accounting Policies — continued
The Company has recorded the following amounts on its Consolidated Balance Sheets for workers’ compensation claims as of:

	November 30,	May 31,
In thousands	2009	2009

Prepaid expense	$2,746	$2,500
Current liability	$7,072	$7,911
Long-term liability	$17,978	$17,881

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
Stock-based compensation costs: The Company has issued stock-based awards to employees consisting of stock options, restricted stock awards, and restricted stock units (“RSUs”). Grants approved by the Company’s Board of Directors (the “Board”) were as follows:

	For the six months ended
	November 30,
	2009		2008
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	1,248	$4.32	783	$6.90
Restricted stock	153	$24.60	137	$31.86
RSUs	567	$20.62	607	$28.30

The Company accounts for all stock-based awards to employees and directors as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.6 million and $13.3 million for the three and six months ended November 30, 2009, as compared with $7.0 million and $13.9 million for the respective prior year periods. As of November 30, 2009, the total unrecognized compensation cost related to all unvested stock-based awards was $63.7 million and is expected to be recognized over a weighted-average period of 2.1 years.

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
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the six months ended
	November 30,
	2009	2008

Risk-free interest rate	3.0%	3.3%
Dividend yield	4.5%	3.4%
Volatility factor	.28	.28
Expected option life in years	6.3	6.4

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
Newly adopted accounting pronouncements: On June 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity recognizes and measures the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred. The Company cannot anticipate if the adoption of SFAS No. 141R will have a material effect on its results of operations or financial position as the impact is solely dependent on whether the Company enters into any business combination, and the terms of any such transaction.
On June 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this statement had no material effect on the Company’s results of operations or financial position.

Note A: Description of Business and Significant Accounting Policies — continued
On June 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this FSP had no material effect on the Company’s results of operations or financial position.
On June 1, 2009, the Company adopted the following three FSPs which provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:
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
On September 1, 2009, the Company adopted SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.
On September 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU No. 2009-05 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability may not be available. The adoption of this ASU had no material effect on the Company’s results of operations or financial position.
In August and September 2009, the Company adopted the following ASUs, neither of which had a material effect on its results of operations or financial position:
•	ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins”; and

•	ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs.”

Note A: Description of Business and Significant Accounting Policies — continued
Recently issued accounting pronouncements: In June 2009, the FASB issued the following statements:
•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 makes several amendments to Codification Topic 860, Transfers and Servicing, including the removal of the concept of a qualifying special purpose entity; and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.
Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to the Company’s fiscal year beginning June 1, 2010. The Company does not expect the adoption of these standards to have a material effect on its results of operations or financial position.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 amends accounting guidance related to revenue recognition for arrangements with multiple deliverables and related disclosure requirements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted, and is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on its results of operations and financial position.
In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-14 eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current GAAP for software. This ASU is effective for arrangements entered into or materially modified in fiscal years that start on or after June 15, 2010 and is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on its results of operations and financial position.
Other recent accounting pronouncements issued by the FASB (including ASUs), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not, expected to have a material effect on the Company’s results of operations or financial position.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands, except per share amounts	2009	2008	2009	2008

Basic earnings per share:
Net income	$125,850	$140,242	$249,470	$288,951

Weighted-average common shares outstanding	361,392	360,812	361,288	360,710

Basic earnings per share	$0.35	$0.39	$0.69	$0.80

Diluted earnings per share:
Net income	$125,850	$140,242	$249,470	$288,951

Weighted-average common shares outstanding	361,392	360,812	361,288	360,710
Dilutive effect of common share equivalents at average market price	300	165	227	288

Weighted-average common shares outstanding, assuming dilution	361,692	360,977	361,515	360,998

Diluted earnings per share	$0.35	$0.39	$0.69	$0.80

Weighted-average anti-dilutive common share equivalents	13,459	14,035	14,016	12,711

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
Shares of the Company’s common stock issued for the three months ended November 30, 2009 and 2008 were minimal. For the six months ended November 30, 2009 and 2008, shares of the Company’s common stock issued for stock option exercises and vesting of restricted stock and RSUs were 0.5 million and 0.3 million, respectively.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,118,614	$—	$—	$1,118,614
Available-for-sale securities:
General obligation municipal bonds	943,218	40,277	(16)	983,479
Pre-refunded municipal bonds(1)	551,829	23,442	—	575,271
Revenue municipal bonds	347,439	15,129	(66)	362,502
Variable rate demand notes(2)	328,615	—	—	328,615
Other equity securities	20	54	—	74

Total available-for-sale securities	2,171,121	78,902	(82)	2,249,941
Other	7,441	69	(509)	7,001

Total funds held for clients and corporate investments	$3,297,176	$78,971	$(591)	$3,375,556

	May 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,816,278	$—	$—	$1,816,278
Available-for-sale securities:
General obligation municipal bonds	849,594	32,698	(136)	882,156
Pre-refunded municipal bonds(1)	527,864	21,334	(24)	549,174
Revenue municipal bonds	336,675	12,818	(32)	349,461
Variable rate demand notes(2)	—	—	—	—
Other equity securities	20	42	—	62

Total available-for-sale securities	1,714,153	66,892	(192)	1,780,853
Other	7,477	—	(1,288)	6,189

Total funds held for clients and corporate investments	$3,537,908	$66,892	$(1,480)	$3,603,320

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

(2)	For the first time since September 2008, the Company began to invest in variable rate demand notes (“VRDNs”) beginning in November 2009.

Note C: Funds Held for Clients and Corporate Investments — continued
Included in money market securities and other cash equivalents as of November 30, 2009 and May 31, 2009 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.
Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In thousands	2009	2009

Funds held for clients	$2,996,115	$3,501,376
Corporate investments	62,011	19,710
Long-term corporate investments	317,430	82,234

Total funds held for clients and corporate investments	$3,375,556	$3,603,320

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy of maximizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. It limits the amounts that can be invested in any single issuer, and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of November 30, 2009 are traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $78.8 million as of November 30, 2009 compared with a net unrealized gain of $66.7 million as of May 31, 2009. The gross unrealized losses of $0.1 million, included in the net unrealized gain as of November 30, 2009, were comprised of 5 available-for-sale securities, which had a total fair value of $17.1 million. The gross unrealized losses of $0.2 million, included in the net unrealized gain as of May 31, 2009, were comprised of 14 available-for-sale securities, which had a total fair value of $39.4 million.

Note C: Funds Held for Clients and Corporate Investments - continued
The securities in an unrealized loss position were as follows:

	November 30, 2009
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(16)	$8,495	$—	$—	$(16)	$8,495
Revenue municipal bonds	(66)	8,598	—	—	(66)	8,598

Total	$(82)	$17,093	$—	$—	$(82)	$17,093

	May 31, 2009
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(136)	$28,915	$—	$—	$(136)	$28,915
Pre-refunded municipal bonds	(24)	4,490	—	—	(24)	4,490
Revenue municipal bonds	(21)	2,943	(11)	3,010	(32)	5,953

Total	$(181)	$36,348	$(11)	$3,010	$(192)	$39,358

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2009 were not other-than-temporarily impaired. While $17.1 million of available-for-sale securities had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.1 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of November 30, 2009 and the majority of the securities in an unrealized loss position as of May 31, 2009 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity, and further believes that it is more-likely-than-not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note C: Funds Held for Clients and Corporate Investments — continued
Realized gains and losses on the sales of securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2009	2008	2009	2008

Gross realized gains	$729	$540	$1,014	$840
Gross realized losses	—	(135)	—	(135)

Net realized gains	$729	$405	$1,014	$705

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2009
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$270,427	$274,999
Due after one year through three years	810,854	839,797
Due after three years through five years	491,437	524,465
Due after five years	598,383	610,606

Total	$2,171,101	$2,249,867

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

Note D: Fair Value Measurements — continued
•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other than quoted prices observable inputs.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2009:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$983,479	$—	$983,479	$—
Pre-refunded municipal bonds	575,271	—	575,271	—
Revenue municipal bonds	362,502	—	362,502	—
Variable rate demand notes	328,615	—	328,615	—
Other equity securities	74	74	—	—

Total available-for-sale securities	$2,249,941	$74	$2,249,867	$—
Other securities	$7,001	$7,001	$—	$—
Liabilities:
Other long-term liabilities	$7,014	$7,014	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service. Other securities are comprised of mutual fund investments, which are valued based on quoted market prices. Other long-term liabilities include the liability for the Company’s non-qualified and unfunded deferred compensation plans, and are valued based on the quoted market prices for various mutual fund investment choices.
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

	November 30,	May 31,
In thousands	2009	2009

Land and improvements	$4,033	$4,033
Buildings and improvements	83,456	83,386
Data processing equipment	184,853	180,448
Software	170,117	165,959
Furniture, fixtures, and equipment	145,520	143,638
Leasehold improvements	88,924	88,509
Construction in progress	5,060	4,034

Total property and equipment, gross	681,963	670,007
Less: Accumulated depreciation and amortization	419,939	395,477

Property and equipment, net of accumulated depreciation	$262,024	$274,530

Depreciation expense was $16.0 million and $32.4 million for the three and six months ended November 30, 2009, respectively, as compared with $15.6 million and $31.5 million for the three and six months ended November 30, 2008, respectively.
Within construction in progress, there were costs for software being developed for internal use of $3.0 million and $3.4 million as of November 30, 2009 and May 31, 2009, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $421.6 million and $433.3 million as of November 30, 2009 and May 31, 2009, respectively. The decrease in goodwill was due to divesting of Stromberg time and attendance, an immaterial component of the Company.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In thousands	2009	2009

Client lists and associate office license agreements	$191,595	$194,887
Other intangible assets	4,935	5,675

Total intangible assets, gross	196,530	200,562
Less: Accumulated amortization	125,052	123,921

Intangible assets, net of accumulated amortization	$71,478	$76,641

Amortization expense relating to intangible assets was $5.7 million and $10.9 million for the three and six months ended November 30, 2009, respectively, as compared with $5.4 million and $10.2 million for the three and six months ended November 30, 2008, respectively.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization — continued
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2010 and the following four fiscal years, as of November 30, 2009, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2010	$21,718
2011	$18,703
2012	$15,700
2013	$10,885
2014	$6,798

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In thousands	2009	2008	2009	2008

Net income	$125,850	$140,242	$249,470	$288,951
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of taxes	6,898	(1,046)	8,339	5,404
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(460)	(262)	(640)	(456)

Total other comprehensive income/(loss)	6,438	(1,308)	7,699	4,948

Total comprehensive income	$132,288	$138,934	$257,169	$293,899

As of November 30, 2009, accumulated other comprehensive income was $49.6 million, which was net of taxes of $29.2 million. As of May 31, 2009, accumulated other comprehensive income was $41.9 million, which was net of taxes of $24.7 million.

Note H: Commitments and Contingencies
Lines of credit: As of November 30, 2009, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2009.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of November 30, 2009, and May 31, 2009, the Company had irrevocable standby letters of credit available totaling $65.8 million required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between May 2010 and December 2012 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2009.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $12.1 million and $4.5 million of capital assets as of November 30, 2009 and May 31, 2009, respectively. During the three months ended November 30, 2009, the Company entered into a multi-year commitment with a vendor to purchase computer systems.
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

Note H: Commitments and Contingencies — continued
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, breach of fiduciary duty, employment-related claims, tax claims, and other matters.
The Company has a reserve for pending litigation matters of $20.4 million as of November 30, 2009. This reserve is included in current liabilities on the Consolidated Balance Sheets.
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
Note I: Related Party Transactions
During the three and six months ended November 30, 2009, the Company purchased approximately $0.1 million and $1.6 million of data processing equipment and software from EMC Corporation, as compared with $2.3 million and $2.6 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer (“CEO”) of EMC Corporation is a member of the Company’s Board.
During the six months ended November 30, 2009 and 2008, the Company purchased $0.4 million and $0.5 million of services from Dun & Bradstreet Corporation, respectively. Purchases for the three months ended November 30, 2009 and 2008 were minimal. Jonathan J. Judge, the Company’s President and CEO, is a member of the Board of Directors of Dun & Bradstreet Corporation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for the three and six months ended November 30, 2009 and 2008, and our financial condition as of November 30, 2009. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2009 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2009 (“fiscal 2009”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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
Business
We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. Our business strategy is focused on achieving strong long-term financial performance by providing high quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.
Our Payroll and Human Resource Services offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our Payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefit needs, and include the services that follow.
•	Payroll processing includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

•	Payroll tax administration services provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies.

•	Employee payment services provide the employer the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us.

•	Regulatory compliance services include new-hire reporting and garnishment processing, which allow employers to comply with legal requirements and reduce the risk of penalties.
In addition to the above, our software-as-a-service solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
Our Human Resource Services include the services that follow.
•	Comprehensive human resource outsourcing services are provided through Paychex Premier® Human Resources and our Professional Employer Organization (“PEO”). Both offer a package that includes payroll and compliance, human resource and employee benefits administration, and the on-site availability of a professionally trained human resource representative, among other services. With our PEO we serve as co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients.

•	Retirement services administration offers a variety of retirement plan options to employers, as well as recordkeeping services which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services.

•	Health and benefits services provide insurance through a variety of carriers, simplifying the insurance process for clients and allowing them to offer valuable benefits to their employees at an affordable cost.

•	Workers’ compensation insurance services provide insurance through a variety of carriers and enable clients to pay premiums in regular monthly amounts rather than with large up-front payments, which helps stabilize their cash flow.

•	Time and attendance solutions help employers minimize the time spent compiling time sheet information, allowing flexibility for the employer and improved productivity, accuracy, and reliability in the payroll process.

•	Other human resource services and products include section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.
Overview
The weak economic conditions, credit crisis in the financial markets, and extremely low investment rates of return on our funds held for clients of the last twelve months continue to impact our financial results for the first half of the fiscal year ending May 31, 2010 (“fiscal 2010”). The weak economy affects our ability to sell and retain clients, reduces our transaction volumes due to fewer employees in our client base, and results in lower average investment balances in our funds held for clients.
Although the economy remains weak, our key indicators have stabilized with consecutive quarter comparisons continuing to improve in fiscal 2010. The year-over-year change in some of our key indicators for the three months ended November 30, 2009. (the “second quarter”), the three months ended August 31, 2009 (the “first quarter”), and the three months ended May 31, 2009 (the “fourth quarter”) are as follows:

	Second	First	Fourth
	quarter	quarter	quarter
% Change	fiscal 2010	fiscal 2010	fiscal 2009

Checks per client	(3.7%)	(5.0%)	(5.2%)
New client sales from new business starts	(8%)	(13%)	(27%)
Clients lost due to companies going out of business or no longer having any employees	(9%)	1%	19%

Highlights of the financial results for the second quarter as compared to the same period last year are as follows:
•	Payroll service revenue decreased 7% to $350.8 million.

•	Human Resource Services revenue increased 3% to $132.2 million.

•	Total revenue decreased 5% to $496.6 million.

•	Operating income decreased 9% to $193.1 million, as interest on funds held for clients decreased 31%.

•	Operating income excluding interest on funds held for clients decreased 7% to $179.5 million. Refer to the “Non-GAAP Financial Measure” section below for further information on this non-GAAP measure.

•	Net income and diluted earnings per share decreased 10% to $125.8 million and $0.35 per share, respectively.
Our service revenue for the second quarter decreased 4% compared to the same period last year. Weak economic conditions negatively impacted our client base and check volume. Despite the economic pressures, we continue to focus on providing excellent customer service, and invest in our sales force for key areas and technological infrastructure, while controlling expenses.
The credit crisis in the financial markets caused a flight to quality investments, resulting in lower available yields on high quality investments. The average rate of return earned on our combined funds held for clients and corporate investment portfolio was 1.7% for the second quarter compared to 2.4% for the same period last year. We have seen stabilization here as well, as the 1.7% average interest rate earned is comparable with the first quarter of fiscal 2010. Our short-term portfolio has been heavily invested in taxable securities and our short-term taxable interest rates earned averaged 0.1% for the second quarter compared to 1.4% for the same period last year.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income excluding interest on funds held for clients, which is a non-GAAP measure. We believe operating income excluding interest on funds held for clients is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income excluding interest on funds held for clients is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income excluding interest on funds held for clients decreased 7% to $179.5 million and 9% to $355.6 million for the three and six months ended November 30, 2009 as compared to the same periods last year. Refer to the reconciliation of operating income to operating income excluding interest on funds held for clients on page 30 of this Form 10-Q.

Financial Position and Liquidity
We continue to follow our conservative investment strategy of maximizing liquidity and protecting principal. With the turmoil in the financial markets, this has translated to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. During the past year, our primary short-term investment vehicle has been U.S. agency discount notes. However, we have seen gradual improvements in liquidity in certain money market sectors, and during the second quarter we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”). We are currently earning an after-tax rate of approximately 0.18% on VRDNs compared to approximately 0.04% for U.S. agency discount notes.
We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer. All investments held as of November 30, 2009 are traded in active markets. Despite the macroeconomic environment, as of November 30, 2009, our financial position remained strong with cash and total corporate investments of $604.7 million and no debt.
Our primary source of cash is from our ongoing operations. Cash flow from operations was $279.2 million for the six months ended November 30, 2009, as compared with $328.4 million for the six months ended November 30, 2008. The decrease in cash flow from operations primarily related to lower net income. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of November 30, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the three and six months ended November 30, 2009, and our financial position as of November 30, 2009, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this Form 10-Q.
Outlook
Our outlook for the full year fiscal 2010 is unchanged from guidance provided at the end of the first quarter. This guidance reflects the impact of current economic and financial conditions, and assumes these conditions will continue through the remainder of the fiscal year. Refer to page 22 for information on some of our key indicators, which provides statistical evidence of the economic weakness experienced in the first half of fiscal 2010.
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
Interest on funds held for clients and investment income for fiscal 2010 are expected to be impacted by interest rate volatility, and comparisons to the prior year are expected to improve in the second half of fiscal 2010. Interest on funds held for clients will be further impacted by a projected 8% decline in average invested balances for fiscal 2010 compared to the prior year. This decline is the result of overall economic factors, which have negatively impacted our client base, and the American Recovery and Reinvestment Act of 2009 (the “2009 economic stimulus package”) generating lower tax withholdings for client employees. As of November 30, 2009, the long-term investment portfolio had an average yield-to-maturity of 3.0% and an average duration of 2.6 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
Based upon current interest rate and economic conditions, we expect interest on funds held for clients and investment income to (decrease)/increase by the following amounts in the remaining quarters of fiscal 2010:

	Interest on
	funds held for	Investment
Fiscal 2010	clients	income, net
Third quarter	(20%)	15%
Fourth quarter	(15%)	55%

Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in the short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Purchases of property and equipment for fiscal 2010 are expected to be in the range of $60 million to $65 million, in line with our growth rates. Fiscal 2010 depreciation expense is projected to be approximately $65 million, and we project amortization of intangible assets to be approximately $20 million to $25 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2009	2008	% Change	2009	2008	% Change

Revenue:
Payroll service revenue	$350.8	$376.1	(7%)	$705.2	$754.5	(7%)
Human Resource Services revenue	132.2	128.3	3%	264.3	259.7	2%

Total service revenue	483.0	504.4	(4%)	969.5	1,014.2	(4%)
Interest on funds held for clients	13.6	19.8	(31%)	27.3	44.0	(38%)

Total revenue	496.6	524.2	(5%)	996.8	1,058.2	(6%)

Combined operating and SG&A expenses	303.5	312.3	(3%)	613.9	624.7	(2%)

Operating income	193.1	211.9	(9%)	382.9	433.5	(12%)

As a % of total revenue	39%	40%		38%	41%

Investment income, net	1.1	1.9	(41%)	2.1	5.0	(59%)

Income before income taxes	194.2	213.8	(9%)	385.0	438.5	(12%)

As a % of total revenue	39%	41%		39%	41%

Income taxes	68.4	73.6	(7%)	135.5	149.5	(9%)

Effective income tax rate	35.2%	34.4%		35.2%	34.1%

Net income	$125.8	$140.2	(10%)	$249.5	$289.0	(14%)

As a % of total revenue	25%	27%		25%	27%

Diluted earnings per share	$0.35	$0.39	(10%)	$0.69	$0.80	(14%)

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2009, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2009	2008	% Change	2009	2008	% Change

Average investment balances:
Funds held for clients	$2,790.8	$3,088.3	(10%)	$2,849.0	$3,154.2	(10%)
Corporate investments	627.1	510.2	23%	622.8	497.3	25%

Total	$3,417.9	$3,598.5	(5%)	$3,471.8	$3,651.5	(5%)

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.8%	2.5%		1.8%	2.7%
Corporate investments	0.9%	1.6%		0.8%	2.1%
Combined funds held for clients and corporate investments	1.7%	2.4%		1.7%	2.7%

Net realized gains:
Funds held for clients	$0.7	$0.4		$1.0	$0.7
Corporate investments	—	—		—	—

Total	$0.7	$0.4		$1.0	$0.7

As of:	November 30,	May 31,
$ in millions	2009	2009

Net unrealized gain on available-for-sale securities (1)	$78.8	$66.7

Federal Funds rate (2)	0.25%	0.25%

Three-year “AAA” municipal securities yield	0.93%	1.35%

Total fair value of available-for-sale securities	$2,249.9	$1,780.9

Weighted-average duration of available-for-sale securities in years (3)	2.6	2.5

Weighted-average yield-to-maturity of available-for-sale securities (3)	3.0%	3.3%

(1)	The net unrealized gain of our investment portfolio was approximately $79.2 million as of December 11, 2009.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2009 and May 31, 2009.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue decreased 7% for both the second quarter and six months ended November 30, 2009 (“six months”) from the same periods last year. Weak economic conditions negatively impacted our client base and check volume. During the second quarter and six months of fiscal 2010, checks per client declined 3.7% and 4.3%, respectively. New client sales from new business starts declined 8% and 10% for the second quarter and six months, respectively, compared to the same periods last year. Our client base declined less than 1% from May 31, 2009.
Our payroll tax administration services were utilized by 94% of all clients as of November 30, 2009 compared with 93% as of November 30, 2008. Our employee payment services were utilized by 74% of all clients as of November 30, 2009 and 2008. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue: Human Resource Services revenue increased 3% to $132.2 million and 2% to $264.3 million for the second quarter and six months, respectively, compared to the same periods last year. The following factors contributed to Human Resource Services revenue growth:

As of:	November 30,		November 30,
$ in billions	2009	% Change	2008	% Change(1)

Comprehensive human resource outsourcing services client employees served	468,000	5%	445,000	11%
Comprehensive human resource outsourcing services clients	19,000	8%	17,000	15%
Workers’ compensation insurance clients	78,000	5%	75,000	11%
Retirement services clients	50,000	(1%)	50,000	10%
Asset value of retirement services client employees’ funds	$ 10.3	43%	$ 7.2	(22%)

(1)	Percent change compared to balances as of November 30, 2007.
Positively contributing to Human Resource Services revenue growth is our health and benefits services revenue which increased 54% to $7.4 million for the second quarter and 46% to $14.0 million for the first six months of fiscal 2010. Human Resource Services products that primarily support our MMS clients have experienced growth for the second quarter and six months of fiscal 2010 compared to the same periods last year. In addition, fluctuations in workers’ compensation claims have resulted in favorability in PEO net service revenue.
Offsetting some of this revenue growth has been the impact from weak economic conditions on our client base and fee revenue. The most significant impacts have been to retirement services and comprehensive human resource outsourcing services. Our retirement services client base is flat compared to a year ago. While our comprehensive human resource services client base has grown, the rate of growth is lower than we have seen historically, and we are experiencing fewer employees per client.
Our retirement services revenue is down for both the second quarter and six months of fiscal 2010 compared to the same periods last year, partly as a result of the economic impacts previously noted. The asset value of retirement services client employees’ funds has increased 43% from the lowest point in fiscal 2009 of $7.2 billion at February 28, 2009, as a result of recovery in the financial markets. This positive impact has been offset by retirement services client employees shifting the mix of assets invested to funds earning lower fees.

Also, retirement services revenue growth was impacted by $3.4 million and $5.1 million for billings in the three and six months ended November 30, 2008, respectively, related to statutory required restatements of clients’ retirement plans which are not expected to recur for approximately six years.
During the second quarter, we sold Stromberg time and attendance, an immaterial component of Paychex. Our Human Resource Services revenue growth excluding Stromberg revenue and the retirement plan restatement billings would have been as follows for the second quarter and six months, respectively, and comparative prior year periods.

	For the three months		For the six months
	ended		ended
	November 30,		November 30,
% Change	2009	2008	2009	2008

Human Resource Services revenue, as reported	3%	11%	2%	14%

Human Resource Services revenue excluding Stromberg revenue and retirement plan restatement billings	9%	9%	5%	12%

Total service revenue: Total service revenue declined 4% for both the second quarter and six months of fiscal 2010 compared to the same periods last year. The weak economy continues to have a negative impact on service revenue growth as described above.
Interest on funds held for clients: For the second quarter and six months of fiscal 2010, interest on funds held for clients decreased 31% and 38%, respectively, compared to the same periods last year. The decreases were the result of lower average interest rates earned and lower average investment balances. Average investment balances for funds held for clients decreased 10% for both the second quarter and six months as compared to the same periods last year. These declines were the result of overall economic factors, which have negatively impacted our client base, and the impact of the 2009 economic stimulus package generating lower tax withholdings for client employees.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2009	2008	% Change	2009	2008	% Change

Compensation-related expenses	$199.9	$203.2	(2%)	$403.0	$404.8	—
Stock-based compensation costs	6.6	7.0	(6%)	13.3	13.9	(5%)
Facilities expense	15.0	14.5	4%	30.1	29.5	2%
Depreciation of property and equipment	16.0	15.6	3%	32.4	31.5	3%
Amortization of intangible assets	5.7	5.4	5%	10.9	10.2	7%
Other expenses	60.3	66.6	(9%)	124.2	134.8	(8%)

Total operating and SG&A expenses	$303.5	$312.3	(3%)	$613.9	$624.7	(2%)

Combined operating and SG&A expenses decreased 3% and 2% for the second quarter and six months as compared with the same periods last year, primarily as a result of cost control measures and lower headcount, offset slightly by costs related to continued investment in our sales force for key areas, customer service, and technological infrastructure. The decrease in employees to approximately 12,300 as of November 30, 2009 from approximately 12,700 employees as of November 30, 2008 was the result of employee attrition.
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
Operating income: Operating income declined 9% and 12% for the second quarter and six months of fiscal 2010 as compared with the same periods last year. The fluctuations in operating income were attributable to the factors previously discussed.
Operating income excluding interest on funds held for clients is summarized as follows:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2009	2008	% Change	2009	2008	% Change

Operating income	$193.1	$211.9	(9%)	$382.9	$433.5	(12%)
Excluding interest on funds held for clients	(13.6)	(19.8)	(31%)	(27.3)	(44.0)	(38%)

Operating income excluding interest on funds held for clients	$179.5	$192.1	(7%)	$355.6	$389.5	(9%)

Operating income excluding interest on funds held for clients as a % of service revenue	37.2%	38.1%		36.7%	38.4%

Refer to the previous discussion of operating income excluding interest on funds held for clients in the “Non-GAAP Financial Measure” section on page 23 of this Form 10-Q.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income decreased 41% and 59% for the second quarter and six months of fiscal 2010, respectively. The decreases in investment income were primarily due to lower average interest rates earned, offset somewhat by higher average investment balances resulting from investment of cash generated from operations.
Income taxes: Our effective income tax rate was 35.2% for both the second quarter and six months of fiscal 2010 compared with 34.4% and 34.1% for the respective prior year periods. The increases in the effective income tax rate are a result of higher state income tax rates from state legislative changes.

Net income and earnings per share: The decreases in net income and diluted earnings per share were 10% and 14% for the second quarter and six months of fiscal 2010, respectively, as compared with the same periods last year. The decreases in net income were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
The volatility in the global financial markets in the past year has caused diminished liquidity and limited investment choices. Despite this macroeconomic environment, our financial position as of November 30, 2009 remained strong with cash and total corporate investments of $604.7 million and no debt. We also believe that our investments as of November 30, 2009 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2009, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Lines of credit: As of November 30, 2009 we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2010
Bank of America, N.A.	$250 million	February 2010
PNC Bank, National Association	$150 million	February 2010
Wells Fargo Bank, National Association	$150 million	February 2010

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2009.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of November 30, 2009, we had irrevocable standby letters of credit available totaling $65.8 million, required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between May 2010 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2009.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $12.1 million and $4.5 million of capital assets as of November 30, 2009 and May 31, 2009, respectively. During the second quarter, we entered into a multi-year commitment with a vendor to purchase computer systems.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2009.
Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2009	2008

Net income	$249.5	$289.0
Non-cash adjustments to net income	78.6	81.0
Cash used in changes in operating assets and liabilities	(48.9)	(41.6)

Net cash provided by operating activities	$279.2	$328.4

The decrease in our operating cash flows for the six months of fiscal 2010 related primarily to lower net income and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of billing cycles within accounts receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2009	2008

Net change in funds held for clients and corporate investment activities	$224.9	$387.8
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(23.1)	(39.2)
Proceeds from sale of business	13.1	—
Purchases of other assets	(9.2)	(13.4)

Net cash provided by investing activities	$205.7	$335.2

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The decrease in cash provided by investing activities reflects more corporate funds invested in U.S. agency discount notes, which are cash equivalents, and less in available-for-sale securities during the six months of fiscal 2010 compared to the prior year period as a result of the financial markets’ environment over the past twelve months. In September 2008, we divested of any VRDN securities held and began to utilize U.S. agency discount notes as our primary short-term investment vehicle. VRDNs, although priced and traded as short-term securities, are classified as available-for-sale securities and the cash paid and proceeds received for these securities are included in net cash provided by investing activities. In the six months of fiscal 2010, most of the securities traded for short-term needs were U.S. agency discount notes, which are classified as cash equivalents and not reflected in net cash provided by investing activities. In November 2009, we began to again invest in select A-1/P-1-rated VRDNs, but there is considerably less activity reflected in investing activities for these securities than in the prior year.
In general, fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will also vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $0.1 million and $1.6 million of data processing equipment and software from EMC Corporation during the second quarter and six months of fiscal 2010 as compared with $2.3 million and $2.6 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During the six months ended November 30, 2009, we received $13.1 million from the sale of Stromberg time and attendance, an immaterial component of Paychex. The purchase of other assets relates to purchases of customer lists.

Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2009	2008

Net change in client fund obligations	$(514.7)	$(279.0)
Dividends paid	(224.2)	(223.8)
Proceeds from and excess tax benefit related to exercise of stock options	6.6	5.6

Net cash used in financing activities	$(732.3)	$(497.2)

Cash dividends per common share	$0.62	$0.62

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in cash used for client obligations is due to this timing as November 30, 2009 was a Monday, on which there are large cash outflows for remittances to client employees. This compares to November 30, 2008, a Sunday, where these outflows had not yet occurred.
Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid November 16, 2009 to stockholders of record as of November 2, 2009. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from and excess tax benefit related to exercise of stock options is due to an increase in the number of shares issued for stock option exercises to 0.3 million shares during the six months of fiscal 2010 from 0.2 million shares during the same period last year.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations or financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow a conservative investment strategy of maximizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of November 30, 2009 are traded in active markets.

During the past year, our primary short-term investment vehicle has been U.S. agency discount notes. We have seen gradual improvement in liquidity in certain money market sectors, and during the second quarter we began to invest in select A-1/P-1-rated VRDNs. We are currently earning an after-tax rate of approximately 0.18% for VRDNs as compared to approximately 0.04% for U.S. agency discount notes. We have no exposure to high risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the six months of fiscal 2010, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.7% compared with 2.7% for the same period last year. With the turmoil in the financial markets, our conservative investment strategy has translated to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2009 had an average duration of 2.6 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
The cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2009 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2009
		Fair
In millions	Cost	value

Maturity date:
Due in one year or less	$270.4	$275.0
Due after one year through three years	810.9	839.8
Due after three years through five years	491.4	524.5
Due after five years	598.4	610.6

Total	$2,171.1	$2,249.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	November 30,	May 31,	May 31,
	2009	2009	2008

Federal Funds rate — beginning of period (1)	0.25%	2.00%	5.25%
Rate decrease:
First quarter	—	—	—
Second quarter	—	(1.00)	(0.75)
Third quarter	NA	(0.75)	(1.50)
Fourth quarter	NA	—	(1.00)

Federal Funds rate — end of period (1)	0.25%	0.25%	2.00%

Three-year “AAA” municipal securities yield — end of period	0.93%	1.35%	2.65%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2009 and May 31, 2009.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $78.8 million as of November 30, 2009, compared with a net unrealized gain of $66.7 million as of May 31, 2009. During the first six months of fiscal 2010, the net unrealized gain on our investment portfolios ranged from $55.1 million to $78.8 million. Our investment portfolios reflected a net unrealized gain of approximately $79.2 million as of December 11, 2009.

As of November 30, 2009 and May 31, 2009, we had $2.2 billion and $1.8 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.0% and 3.3% as of November 30, 2009 and May 31, 2009, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of November 30, 2009 would be in the range of $12.0 to $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2009 were not other-than-temporarily impaired. While $17.1 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.1 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities with an unrealized loss as of November 30, 2009 and the majority of the securities with an unrealized loss as of May 31, 2009 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity and further believe that it is more-likely-than-not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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

NEW ACCOUNTING PRONOUNCEMENTS
Newly adopted accounting pronouncements: On June 1, 2009, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R provides guidance on how an entity recognizes and measures the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS No. 141R also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred. We cannot anticipate if the adoption of SFAS No. 141R will have a material effect on our results of operations or financial position as the impact is solely dependent on whether we enter into any business combination, and the terms of any such transaction.
On June 1, 2009, we adopted SFAS No. 165, “Subsequent Events.” This statement establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. The adoption of this statement had no material effect on our results of operations or financial position.
On June 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this FSP had no material effect on our results of operations or financial position.
On June 1, 2009, we adopted the following three FSPs which provide additional accounting guidance and enhanced disclosures regarding fair value measurements and impairments of debt securities:
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
On September 1, 2009, we adopted SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP.

On September 1, 2009, we adopted Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU No. 2009-05 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability may not be available. The adoption of this ASU had no material effect on our results of operations or financial position.
In August and September 2009, we adopted the following ASUs, neither of which had a material effect on our results of operations or financial position:
•	ASU No. 2009-03, “SEC Update — Amendments to Various Topics Containing SEC Staff Accounting Bulletins”; and

•	ASU No. 2009-07, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs.”
Recently issued accounting pronouncements: In June 2009, the FASB issued the following statements:
•	SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 166 makes several amendments to Codification Topic 860, Transfers and Servicing, including the removal of the concept of a qualifying special purpose entity; and

•	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity for consolidation purposes.
Both standards are effective for annual periods beginning after November 15, 2009, and are applicable to our fiscal year beginning June 1, 2010. We do not expect the adoption of these standards to have a material effect on our results of operations or financial position.
In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-13 amends accounting guidance related to revenue recognition for arrangements with multiple deliverables and related disclosure requirements. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted, and is applicable to our fiscal year beginning June 1, 2011. We are currently evaluating the impact, if any, that the adoption of this ASU will have on our results of operations and financial position.
In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” ASU No. 2009-14 eliminates tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current GAAP for software. This ASU is effective for arrangements entered into or materially modified in fiscal years that start on or after June 15, 2010 and is applicable to our fiscal year beginning June 1, 2011. We are currently evaluating the impact, if any, that the adoption of this ASU will have on our results of operations and financial position.
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
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on October 13, 2009. There were present at the meeting, either in person or by proxy, holders of 315,059,382 common shares. Stockholders elected the seven directors nominated in the September 3, 2009 Proxy Statement, constituting our entire Board, to hold office until the next Annual Meeting of Stockholders, and ratified the selection of our independent registered public accounting firm.
Results of stockholder voting are as follows:

Election of Directors	For	Against	Abstain

B. Thomas Golisano	308,770,640	5,923,601	365,141
David J. S. Flaschen	311,037,043	3,548,159	474,178
Grant M. Inman	309,513,523	4,903,494	635,806
Pamela A. Joseph	311,658,039	2,928,677	466,109
Jonathan J. Judge	307,304,552	7,357,094	391,179
Joseph M. Tucci	300,005,810	14,597,812	449,203
Joseph M. Velli	311,451,985	3,151,267	449,572

Ratification of Selection of Ernst & Young LLP as the Company’s Independent Registered Public Accounting Firm	For	Against	Abstain

	312,026,327	2,400,201	626,296

Item 6. Exhibits

Exhibit
number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL instance document.

101.SCH*	XBRL taxonomy extension schema document.

101.CAL*	XBRL taxonomy extension calculation linkbase document.

101.LAB*	XBRL taxonomy label linkbase document.

101.PRE*	XBRL taxonomy extension presentation linkbase document.

101.DEF*	XBRL taxonomy extension definition linkbase document.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.
Date: December 16, 2009	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: December 16, 2009	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary