Form 10-Q
period 2010-02-28
PAYCHEX INC
filed 2010-03-24
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	361,421,034 Shares

CLASS	OUTSTANDING AS OF FEBRUARY 28, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In thousands, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2010	2009	2010	2009

Revenue:
Service revenue	$493,790	$512,196	$1,463,305	$1,526,446
Interest on funds held for clients	14,029	16,385	41,304	60,380

Total revenue	507,819	528,581	1,504,609	1,586,826

Expenses:
Operating expenses	164,508	174,503	490,502	513,646
Selling, general and administrative expenses	175,062	156,677	462,926	442,294

Total expenses	339,570	331,180	953,428	955,940

Operating income	168,249	197,401	551,181	630,886

Investment income, net	1,180	1,067	3,232	6,050

Income before income taxes	169,429	198,468	554,413	636,936

Income taxes	57,422	67,678	192,936	217,195

Net income	$112,007	$130,790	$361,477	$419,741

Basic earnings per share	$0.31	$0.36	$1.00	$1.16

Diluted earnings per share	$0.31	$0.36	$1.00	$1.16

Weighted-average common shares outstanding	361,417	360,821	361,328	360,743

Weighted-average common shares outstanding, assuming dilution	361,860	360,913	361,627	360,966

Cash dividends per common share	$0.31	$0.31	$0.93	$0.93

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In thousands, except per share amount

	February 28,	May 31,
	2010	2009

ASSETS
Cash and cash equivalents	$279,261	$472,769
Corporate investments	115,765	19,710
Interest receivable	22,591	27,722
Accounts receivable, net of allowance for doubtful accounts	159,131	177,958
Deferred income taxes	23,221	10,180
Prepaid income taxes	—	2,198
Prepaid expenses and other current assets	25,035	27,913

Current assets before funds held for clients	625,004	738,450
Funds held for clients	4,091,527	3,501,376

Total current assets	4,716,531	4,239,826
Long-term corporate investments	294,088	82,234
Property and equipment, net of accumulated depreciation	264,273	274,530
Intangible assets, net of accumulated amortization	68,085	76,641
Goodwill	421,559	433,316
Deferred income taxes	19,723	16,487
Other long-term assets	3,772	4,381

Total assets	$5,788,031	$5,127,415

LIABILITIES
Accounts payable	$35,081	$37,334
Accrued compensation and related items	128,745	135,064
Deferred revenue	3,792	9,542
Accrued income taxes	23,531	—
Deferred income taxes	19,463	17,159
Litigation reserve	39,096	20,411
Other current liabilities	41,314	44,704

Current liabilities before client fund obligations	291,022	264,214
Client fund obligations	4,021,401	3,437,679

Total current liabilities	4,312,423	3,701,893
Accrued income taxes	27,305	25,730
Deferred income taxes	5,786	12,773
Other long-term liabilities	45,397	45,541

Total liabilities	4,390,911	3,785,937

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 361,421 shares as of February 28, 2010 and 360,976 shares as of May 31, 2009, respectively	3,614	3,610
Additional paid-in capital	492,008	466,427
Retained earnings	852,936	829,501
Accumulated other comprehensive income	48,562	41,940

Total stockholders’ equity	1,397,120	1,341,478

Total liabilities and stockholders’ equity	$5,788,031	$5,127,415

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In thousands

	For the nine months ended
	February 28,
	2010	2009

OPERATING ACTIVITIES
Net income	$361,477	$419,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	64,894	63,164
Amortization of premiums and discounts on available-for-sale securities	25,791	16,808
Stock-based compensation costs	19,121	19,310
Benefit for deferred income taxes	(24,862)	(7,389)
Provision for allowance for doubtful accounts	1,847	1,819
Provision for pending legal matters	18,700	—
Net realized gains on sales of available-for-sale securities	(2,289)	(878)
Changes in operating assets and liabilities:
Interest receivable	5,131	12,480
Accounts receivable	18,050	17,713
Prepaid expenses and other current assets	4,588	10,748
Accounts payable and other current liabilities	11,369	2,592
Net change in other assets and liabilities	(801)	7,215

Net cash provided by operating activities	503,016	563,323

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,267,658)	(16,334,122)
Proceeds from sales and maturities of available-for-sale securities	416,348	17,616,942
Net change in funds held for clients’ money market securities and other cash equivalents	(59,857)	(1,480,049)
Purchases of property and equipment	(41,444)	(53,281)
Acquisition of businesses, net of cash acquired	—	(6,466)
Proceeds from sale of business	13,050	—
Purchases of other assets	(11,295)	(18,097)

Net cash used in investing activities	(950,856)	(275,073)

FINANCING ACTIVITIES
Net change in client fund obligations	583,722	305,889
Dividends paid	(336,390)	(335,779)
Proceeds from and excess tax benefit related to exercise of stock options	7,000	5,810

Net cash provided by/(used in) financing activities	254,332	(24,080)

(Decrease)/increase in cash and cash equivalents	(193,508)	264,170
Cash and cash equivalents, beginning of period	472,769	164,237

Cash and cash equivalents, end of period	$279,261	$428,407

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2010
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the nine months ended February 28, 2010 and 2009. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 28, 2010 and May 31, 2009.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2009 (“fiscal 2009”). Operating results and cash flows for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2010 (“fiscal 2010”). The Company has evaluated subsequent events for potential recognition and/or disclosure through March 24, 2010, the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $841.6 million and $677.0 million for the three months ended February 28, 2010 and 2009, respectively, and $2.3 billion and $1.9 billion for the nine months ended February 28, 2010 and 2009, respectively.

Note A: Description of Business and Significant Accounting Policies - continued
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Claims are paid as incurred and the Company’s maximum individual claims liability is $1.0 million under both its fiscal 2010 and fiscal 2009 policies. As of February 28, 2010, the Company had recorded $6.1 million in current liabilities and $19.3 million in long-term liabilities for workers’ compensation insurance claims.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, and restricted stock units (“RSUs”). Grants approved by the Company’s Board of Directors (the “Board”) were as follows:

	For the nine months ended
	February 28,
	2010		2009
		Weighted-		Weighted-
		average		average
	Shares	fair value	Shares	fair value
In thousands, except per share amounts	granted	per share	granted	per share

Stock options	1,248	$4.32	783	$6.90
Restricted stock	153	$24.60	137	$31.86
RSUs	567	$20.62	607	$28.30

The Company accounts for all stock-based awards to employees and directors as compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $5.8 million and $19.1 million for the three and nine months ended February 28, 2010, as compared with $5.4 million and $19.3 million for the respective prior year periods. As of February 28, 2010, the total unrecognized compensation cost related to all unvested stock-based awards was $57.7 million and is expected to be recognized over a weighted-average period of 1.9 years.
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

Note A: Description of Business and Significant Accounting Policies - continued
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the nine months ended
	February 28,
	2010	2009

Risk-free interest rate	3.0%	3.3%
Dividend yield	4.5%	3.4%
Volatility factor	.28	.28
Expected option life in years	6.3	6.4

Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility, using weekly stock prices over a period equal to the expected option life, and implied market volatility. The expected option life is based on historical exercise behavior.
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
Recently adopted accounting pronouncements: Effective June 1, 2009, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on its consolidated financial statements:
•	Revised guidance on business combinations that establishes principles and requirements for recognizing and measuring the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. This guidance also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred.
•	Guidance on subsequent events that establishes standards related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements.
•	Guidance on determination of the useful life of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.

Note A: Description of Business and Significant Accounting Policies - continued
•	Updates to authoritative standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of debt securities. Refer to Notes C and D of the Notes to Consolidated Financial Statements for disclosures related to our investments in debt securities and fair value measurements.
Effective September 1, 2009, the Company adopted the following FASB authoritative guidance, which did not have a material impact on its consolidated financial statements:
•	Guidance that establishes the FASB Accounting Standards Codification (the “Codification”). The Codification, released on July 1, 2009, became the single source of authoritative non-governmental U.S. GAAP and supercedes all previously existing accounting standards. The adoption changed certain disclosure references to U.S. GAAP; and
•	Guidance providing acceptable valuation techniques for measuring the fair value of a liability in circumstances in which a quoted price in an active market for an identical liability may not be available.
Effective December 1, 2009, the Company adopted the following FASB authoritative guidance, which did not have a material impact on its consolidated financial statements:
•	Guidance that clarifies that the stock portion of a dividend payment that is part cash and part stock be considered a share issuance in calculating earnings per share; and
•	Guidance that clarifies the scope of the decrease-in-ownership provisions in the Codification and expands the information an entity is required to disclose upon the consolidation or deconsolidation of a subsidiary.
Recently issued accounting pronouncements: In June 2009, the FASB issued the following authoritative guidance, which was incorporated into the Codification in December 2009:
•	Guidance amending the accounting and reporting standards for transfers and servicing of financial assets, including the removal of the concept of a qualifying special purpose entity; and
•	Guidance to require a qualitative analysis rather than a quantitative-based risks and rewards calculation to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. This qualitative approach focuses on identifying which entity has the power to direct the activities of a VIE with the most significant impact on the VIE’s economic performance.
Both of these items are effective for annual periods beginning after November 15, 2009, and are applicable to the Company’s fiscal year beginning June 1, 2010. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Note A: Description of Business and Significant Accounting Policies - continued
In October 2009, the FASB issued authoritative guidance related to revenue recognition as follows:
•	Guidance for arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance; and
•	Guidance eliminating tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current GAAP for software.
Both of these items are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted, and are applicable to the Company’s fiscal year beginning June 1, 2011. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (except for certain Level 3 disclosures), and is applicable to the Company’s interim reporting period beginning March 1, 2010. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have, a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands, except per share amounts	2010	2009	2010	2009

Basic earnings per share:
Net income	$112,007	$130,790	$361,477	$419,741

Weighted-average common shares outstanding	361,417	360,821	361,328	360,743

Basic earnings per share	$0.31	$0.36	$1.00	$1.16

Diluted earnings per share:
Net income	$112,007	$130,790	$361,477	$419,741

Weighted-average common shares outstanding	361,417	360,821	361,328	360,743
Dilutive effect of common share equivalents at average market price	443	92	299	223

Weighted-average common shares outstanding, assuming dilution	361,860	360,913	361,627	360,966

Diluted earnings per share	$0.31	$0.36	$1.00	$1.16

Weighted-average anti-dilutive common share equivalents	12,488	14,379	13,506	13,267

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
Shares of the Company’s common stock issued for the three months ended February 28, 2010 and 2009 were minimal. For the nine months ended February 28, 2010 and 2009, shares of the Company’s common stock issued for stock option exercises and vesting of restricted stock and RSUs were 0.4 million and 0.3 million, respectively.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 28, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,876,136	$—	$—	$1,876,136
Available-for-sale securities:
General obligation municipal bonds	917,409	39,167	(8)	956,568
Pre-refunded municipal bonds(1)	556,213	22,268	(1)	578,480
Revenue municipal bonds	364,458	14,740	(71)	379,127
Variable rate demand notes(2)	703,860	—	—	703,860
Other equity securities	20	51	—	71

Total available-for-sale securities	2,541,960	76,226	(80)	2,618,106
Other	7,384	151	(397)	7,138

Total funds held for clients and corporate investments	$4,425,480	$76,377	$(477)	$4,501,380

	May 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,816,278	$—	$—	$1,816,278
Available-for-sale securities:
General obligation municipal bonds	849,594	32,698	(136)	882,156
Pre-refunded municipal bonds(1)	527,864	21,334	(24)	549,174
Revenue municipal bonds	336,675	12,818	(32)	349,461
Variable rate demand notes(2)	—	—	—	—
Other equity securities	20	42	—	62

Total available-for-sale securities	1,714,153	66,892	(192)	1,780,853
Other	7,477	—	(1,288)	6,189

Total funds held for clients and corporate investments	$3,537,908	$66,892	$(1,480)	$3,603,320

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

(2)	Beginning in November 2009, the Company began to invest in variable rate demand notes (“VRDNs”) for the first time since September 2008.

Note C: Funds Held for Clients and Corporate Investments - continued
Included in money market securities and other cash equivalents as of February 28, 2010 and May 31, 2009 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.
Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In thousands	2010	2009

Funds held for clients	$4,091,527	$3,501,376
Corporate investments	115,765	19,710
Long-term corporate investments	294,088	82,234

Total funds held for clients and corporate investments	$4,501,380	$3,603,320

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company maintains a conservative investment strategy of maximizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. It limits the amounts that can be invested in any single issuer, and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of February 28, 2010 are traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $76.1 million as of February 28, 2010 compared with a net unrealized gain of $66.7 million as of May 31, 2009. The gross unrealized losses of $0.1 million, included in the net unrealized gain as of February 28, 2010, were comprised of 11 available-for-sale securities, which had a total fair value of $33.3 million. The gross unrealized losses of $0.2 million, included in the net unrealized gain as of May 31, 2009, were comprised of 14 available-for-sale securities, which had a total fair value of $39.4 million.

Note C: Funds Held for Clients and Corporate Investments - continued
The securities in an unrealized loss position were as follows:

	February 28, 2010
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(8)	$3,065	$—	$—	$(8)	$3,065
Pre-refunded municipal bonds	(1)	4,189	—	—	(1)	4,189
Revenue municipal bonds	(71)	26,020	—	—	(71)	26,020

Total	$(80)	$33,274	$—	$—	$(80)	$33,274

	May 31, 2009
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(136)	$28,915	$—	$—	$(136)	$28,915
Pre-refunded municipal bonds	(24)	4,490	—	—	(24)	4,490
Revenue municipal bonds	(21)	2,943	(11)	3,010	(32)	5,953

Total	$(181)	$36,348	$(11)	$3,010	$(192)	$39,358

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 28, 2010 were not other-than-temporarily impaired. While $33.3 million of available-for-sale securities had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.1 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of February 28, 2010 and the majority of the securities in an unrealized loss position as of May 31, 2009 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity, and further believes that it is more-likely-than-not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note C: Funds Held for Clients and Corporate Investments - continued
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands	2010	2009	2010	2009

Gross realized gains	$1,275	$173	$2,289	$1,013
Gross realized losses	—	—	—	(135)

Net realized gains	$1,275	$173	$2,289	$878

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2010
		Fair
In thousands	Cost	value

Maturity date:
Due in one year or less	$309,650	$314,006
Due after one year through three years	785,313	814,289
Due after three years through five years	490,060	520,522
Due after five years	956,917	969,218

Total	$2,541,940	$2,618,035

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
Note D: Fair Value Measurements
The carrying values of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, and accounts payable approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.
The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company has the ability to access.

Note D: Fair Value Measurements - continued
•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other than quoted prices observable inputs.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
The following table presents information on the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2010:

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$956,568	$—	$956,568	$—
Pre-refunded municipal bonds	578,480	—	578,480	—
Revenue municipal bonds	379,127	—	379,127	—
Variable rate demand notes	703,860	—	703,860	—
Other equity securities	71	71	—	—

Total available-for-sale securities	$2,618,106	$71	$2,618,035	$—
Other securities	$7,138	$7,138	$—	$—
Liabilities:
Other long-term liabilities	$7,138	$7,138	$—	$—

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

	February 28,	May 31,
In thousands	2010	2009

Land and improvements	$4,200	$4,033
Buildings and improvements	83,780	83,386
Data processing equipment	183,874	180,448
Software	172,753	165,959
Furniture, fixtures, and equipment	146,034	143,638
Leasehold improvements	89,863	88,509
Construction in progress	14,279	4,034

Total property and equipment, gross	694,783	670,007
Less: Accumulated depreciation and amortization	430,510	395,477

Property and equipment, net of accumulated depreciation	$264,273	$274,530

Depreciation expense was $16.1 million and $48.5 million for the three and nine months ended February 28, 2010, respectively, as compared with $15.8 million and $47.3 million for the three and nine months ended February 28, 2009, respectively.
Within construction in progress, there were costs for software being developed for internal use of $4.2 million and $3.4 million as of February 28, 2010 and May 31, 2009, respectively. Capitalization of costs ceases when the software is ready for its intended use, at which time the Company begins amortization of the costs.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $421.6 million as of February 28, 2010, and $433.3 million as of May 31, 2009. The decrease in goodwill was due to divesting of Paychex Time and Attendance Inc. (Stromberg), an immaterial component of the Company.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In thousands	2010	2009

Client lists and associate office license agreements	$193,722	$194,887
Other intangible assets	4,935	5,675

Total intangible assets, gross	198,657	200,562
Less: Accumulated amortization	130,572	123,921

Intangible assets, net of accumulated amortization	$68,085	$76,641

Amortization expense relating to intangible assets was $5.5 million and $16.4 million for the three and nine months ended February 28, 2010, respectively, as compared with $5.7 million and $15.9 million for the three and nine months ended February 28, 2009, respectively.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization - continued
The estimated amortization expense relating to intangible asset balances for the full fiscal year 2010 and the following four fiscal years, as of February 28, 2010, is as follows:

Estimated
In thousands	amortization
Fiscal year ending May 31,	expense

2010	$21,872
2011	$19,157
2012	$16,095
2013	$11,223
2014	$7,077

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In thousands	2010	2009	2010	2009

Net income	$112,007	$130,790	$361,477	$419,741
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of taxes	(257)	22,241	8,082	27,645
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(820)	(111)	(1,460)	(567)

Total other comprehensive (loss)/income	(1,077)	22,130	6,622	27,078

Total comprehensive income	$110,930	$152,920	$368,099	$446,819

As of February 28, 2010, accumulated other comprehensive income was $48.6 million, which was net of taxes of $27.5 million. As of May 31, 2009, accumulated other comprehensive income was $41.9 million, which was net of taxes of $24.7 million.

Note H: Commitments and Contingencies
Lines of credit: As of February 28, 2010, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the nine months ended, February 28, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of February 28, 2010, the Company also had irrevocable standby letters of credit available totaling $65.3 million required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between May 2010 and December 2012 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2010.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $9.0 million and $4.5 million of capital assets as of February 28, 2010 and May 31, 2009, respectively. During the nine months ended February 28, 2010, the Company entered into a multi-year commitment with a vendor to purchase computer systems.
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
In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. The communication was sent due to the licensee contract assumed by Paychex during the acquisition of Rapid Payroll in 1996 being very unfavorable to the Company. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action.
On March 9, 2010, the Court of Appeal of the State of California upheld a jury verdict issued on June 27, 2007 in litigation brought by one of the licensees. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company will satisfy the judgment, including statutory interest, without further appeal. This is the final pending matter in the Rapid Payroll litigation.
During fiscal 2010, the Company increased its litigation reserve by $18.7 million to account for anticipated costs relating to pending litigation matters. The Company’s reserve totaled $39.1 million as of February 28, 2010, and is included in current liabilities on the Consolidated Balance Sheets.
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
Note I: Related Party Transactions
During the three and nine months ended February 28, 2010, the Company purchased approximately $0.2 million and $1.8 million of data processing equipment and software from EMC Corporation, as compared with $1.4 million and $4.0 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
During the nine months ended February 28, 2010 and 2009, the Company purchased $0.4 million and $0.5 million, respectively, of services from Dun & Bradstreet Corporation. Purchases for the three months ended February 28, 2010 and 2009 were minimal. Jonathan J. Judge, the Company’s President and CEO, is a member of the Board of Directors of Dun & Bradstreet Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for the three months ended February 28, 2010 (the “third quarter”), the nine months ended February 28, 2010 (the “nine months” or the “nine-month period”), and the three and nine month periods ended February 28, 2009, and our financial condition as of February 28, 2010. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2010 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2009 (“fiscal 2009”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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
Our Payroll and Human Resource Services offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our Payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefit needs. In addition to the services described below, our software-as-a-service solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking. Our services and products are as follows:

Service	Description

Payroll:

Payroll processing	Includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Payroll tax administration services	Provides accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies.

Employee payment services	Provides the employer the option of paying their employees by direct deposit, Chase Pay Card Plus, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us.

Regulatory compliance services	Includes new-hire reporting and garnishment processing, which allow employers to comply with legal requirements and reduce the risk of penalties.

Service	Description

Human Resource Services:

Comprehensive human resource outsourcing services	Provided through Paychex Premier® Human Resources and our Professional Employer Organization (“PEO”). Both offer a package that includes payroll and compliance, human resource and employee benefits administration, and the on-site availability of a professionally trained human resource representative, among other services. With our PEO we serve as co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients.

Retirement services administration	Offers a variety of retirement plan options to employers, as well as recordkeeping services which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services.

Health and benefits services	Provides insurance through a variety of carriers, simplifying the insurance process for clients and allowing them to offer valuable benefits to their employees at an affordable cost.

Workers’ compensation insurance services	Provides insurance through a variety of carriers and enables clients to pay premiums in regular monthly amounts rather than with large up-front payments, which helps stabilize their cash flow.

Time and attendance solutions	Helps employers minimize the time spent compiling time sheet information, allowing flexibility for the employer and improved productivity, accuracy, and reliability in the payroll process.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Overview
Although the economy remains weak, our key indicators have shown improvement in each consecutive quarter in the fiscal year ending May 31, 2010 (“fiscal 2010”). The year-over-year change in some of our key indicators for the third quarter, the three months ended November 30, 2009 (the “second quarter”), the three months ended August 31, 2009 (the “first quarter”), and the three months ended May 31, 2009 (the “fourth quarter”) are as follows:

	Third	Second	First	Fourth
	quarter	quarter	quarter	quarter
% Change	fiscal 2010	fiscal 2010	fiscal 2010	fiscal 2009

Checks per client	(2.2%)	(3.7%)	(5.0%)	(5.2%)
New client sales from new business starts	(4%)	(8%)	(13%)	(27%)
Clients lost due to companies going out of business or no longer having any employees	(17%)	(9%)	1%	19%

Highlights of the financial results for the third quarter as compared to the same period last year are as follows:
•	Payroll service revenue decreased 6% to $358.3 million.

•	Human Resource Services revenue increased 3% to $135.5 million.

•	Interest on funds held for clients decreased 14% to $14.0 million.

•	Total revenue decreased 4% to $507.8 million.

•	Operating income decreased 15% to $168.2 million and operating income, net of certain items, decreased 4% to $172.9 million. Refer to the “Non-GAAP Financial Measure” section on page 24 for further information on this non-GAAP measure.

•	In the third quarter, we recognized an expense charge of $18.7 million to increase the litigation reserve, which reduced diluted earnings per share by $0.03 per share.

•	Net income and diluted earnings per share decreased 14% to $112.0 million and $0.31 per share, respectively.
Our service revenue for the third quarter decreased 4% compared to the same period last year, primarily as a result of the cumulative adverse effect of weak economic conditions on our client base and check volume. Some of the more important factors affecting revenue growth were a 2.1% decline in client base since May 31, 2009 and a 2.2% decline in checks per client for the third quarter compared to the same period last year. Refer to the “Results of Operations” section on pages 28 and 29 for a more detailed discussion of Payroll and Human Resource Services revenue.
Continued investment in our business, including our technological infrastructure, is critical to our success. We have invested over $60 million in an enhanced platform for our core payroll processing capability, which was fully implemented by the end of the third quarter. The new platform allows us to leverage efficiencies in our processes and continue to provide excellent customer service to our clients. As of February 28, 2010, over 470,000 of our clients were migrated to this platform. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning us to capitalize on opportunities for long-term growth. Over the next few years, we expect to continue to make significant investments to expand our enhanced platform to additional service offerings.
In the third quarter, we continued to experience low yields on our high quality investments. The credit crisis, which began in the fall of 2008, caused a flight to quality investments resulting in lower available yields on those instruments. The average rate of return earned on our combined funds held for clients and corporate investment portfolio was 1.4% for the third quarter compared to 1.7% for the same period last year. Our short-term portfolio has been heavily invested in taxable securities and our short-term taxable interest rates earned averaged 0.05% for the third quarter compared to 0.5% for the same period last year.

Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in the third quarter to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, decreased 4% to $172.9 million and 7% to $528.6 million for the three and nine months as compared to the same periods last year. Refer to the reconciliation of operating income to operating income, net of certain items, on page 31 of this Form 10-Q.
Financial Position and Liquidity
We continue to follow our conservative investment strategy of maximizing liquidity and protecting principal. With the turmoil in the financial markets, this has translated to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. Since September 2008, our primary short-term investment vehicle has been U.S. agency discount notes. However, we have seen gradual improvements in liquidity in certain money market sectors, and beginning in November 2009 we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”). During the third quarter, we earned an after-tax rate of approximately 0.18% on VRDNs compared to approximately 0.03% for U.S. agency discount notes.
We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer. All investments held as of February 28, 2010 are traded in active markets. Despite the macroeconomic environment, as of February 28, 2010, our financial position remained strong with cash and total corporate investments of $689.1 million and no debt.
Our primary source of cash is from our ongoing operations. Cash flow from operations was $503.0 million for the nine months as compared with $563.3 million for the same period last year. The decrease in cash flow from operations is primarily related to lower net income. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. It is anticipated that cash and total corporate investments as of February 28, 2010, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for the third quarter and nine-month period, and our financial position as of February 28, 2010, refer to the analysis and discussion in the “Results of Operations,” “Liquidity and Capital Resources,” and “Critical Accounting Policies” sections of this Form 10-Q.
Outlook
Our outlook for the full year fiscal 2010 remains unchanged from guidance provided at the end of the first quarter. Our guidance reflects the impact of current economic and financial conditions, and assumes these conditions will continue through the remainder of the fiscal year. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes in interest rates.
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
Interest on funds held for clients and investment income for fiscal 2010 are expected to be impacted by interest rate volatility, and comparisons to the prior year are expected to continue to improve in the remainder of fiscal 2010. Interest on funds held for clients will be further impacted by a projected 5% decline in average invested balances for fiscal 2010 compared to the prior year. This decline is the result of the cumulative adverse effect of the weak economy on our client base and lower tax withholdings for client employees as a result of the American Recovery and Reinvestment Act of 2009 (the “2009 economic stimulus package”), partially offset by the impact of increases in state unemployment insurance rates for the 2010 calendar year. As of February 28, 2010, the long-term investment portfolio had an average yield-to-maturity of 3.0% and an average duration of 2.5 years. In the next twelve months, slightly over 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
$ in millions	2010	2009	% Change	2010	2009	% Change

Revenue:
Payroll service revenue	$358.3	$381.2	(6%)	$1,063.6	$1,135.7	(6%)
Human Resource Services revenue	135.5	131.0	3%	399.7	390.7	2%

Total service revenue	493.8	512.2	(4%)	1,463.3	1,526.4	(4%)
Interest on funds held for clients	14.0	16.4	(14%)	41.3	60.4	(32%)

Total revenue	507.8	528.6	(4%)	1,504.6	1,586.8	(5%)

Combined operating and SG&A expenses	339.6	331.2	3%	953.4	955.9	—
u
Operating income	168.2	197.4	(15%)	551.2	630.9	(13%)

As a % of total revenue	33%	37%		37%	40%

Investment income, net	1.2	1.1	11%	3.2	6.0	(47%)

Income before income taxes	169.4	198.5	(15%)	554.4	636.9	(13%)

As a % of total revenue	33%	38%		37%	40%

Income taxes	57.4	67.7	(15%)	192.9	217.2	(11%)

Effective income tax rate	33.9%	34.1%		34.8%	34.1%

Net income	$112.0	$130.8	(14%)	$361.5	$419.7	(14%)

As a % of total revenue	22%	25%		24%	26%

Diluted earnings per share	$0.31	$0.36	(14%)	$1.00	$1.16	(14%)

Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2010	2009	% Change	2010	2009	% Change

Average investment balances:
Funds held for clients	$3,462.6	$3,589.0	(4%)	$3,053.5	$3,299.1	(7%)
Corporate investments	672.2	550.8	22%	639.2	515.1	24%
Total	$4,134.8	$4,139.8	—	$3,692.7	$3,814.2	(3%)

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.5%	1.8%		1.7%	2.4%
Corporate investments	0.8%	1.0%		0.8%	1.7%
Combined funds held for clients and corporate investments	1.4%	1.7%		1.5%	2.3%

Net realized gains:
Funds held for clients	$1.3	$0.2		$2.3	$0.9
Corporate investments	—	—		—	—

Total	$1.3	$0.2		$2.3	$0.9

As of:	February 28,	May 31,
$ in millions	2010	2009

Net unrealized gain on available-for-sale securities (1)	$76.1	$66.7
Federal Funds rate (2)	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.84%	1.35%
Total fair value of available-for-sale securities	$2,618.1	$1,780.9
Weighted-average duration of available-for-sale securities in years (3)	2.5	2.5
Weighted-average yield-to-maturity of available-for-sale securities (3)	3.0%	3.3%

(1)	The net unrealized gain of our investment portfolio was approximately $74.9 million as of March 19, 2010.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2010 and May 31, 2009.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue decreased 6% for both the third quarter and nine months of fiscal 2010 from the same periods last year as a result of the cumulative adverse effect of weak economic conditions on our client base and check volume. During the third quarter and nine months, checks per client declined 2.2% and 3.6%, respectively. During the first nine months of fiscal 2010, our client base decreased 2.1%. The new sales environment remains difficult as new sales units for the nine months have decreased approximately 6% compared to the same period last year, due to declines in new business formation and fewer companies moving to outsourcing. Client retention began to show some improvement as clients lost for the nine months decreased 5% compared to the same period last year.
Our payroll tax administration services were utilized by 94% of all clients as of February 28, 2010 compared with 93% as of February 28, 2009. Our employee payment services were utilized by 76% of all clients as of February 28, 2010, compared with 74% as of February 28, 2009. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of employee payment services.
Human Resource Services revenue: Human Resource Services revenue increased 3% to $135.5 million and 2% to $399.7 million for the third quarter and nine months of fiscal 2010, respectively. The following factors contributed to Human Resource Services revenue growth:

As of:	February 28,		February 28,
$ in billions	2010	% Change	2009	% Change(1)

Comprehensive human resource outsourcing services client employees served	472,000	9%	432,000	6%
Comprehensive human resource outsourcing services clients	19,000	7%	17,000	12%
Workers’ compensation insurance clients	79,000	5%	75,000	8%
Retirement services clients	50,000	—	50,000	6%
Asset value of retirement services client employees’ funds	$11.0	53%	$7.2	(23%)

(1)	Percent change compared to balances as of February 29, 2008.
The 53% increase in the asset value of retirement services client employees’ funds was driven by recovery in the financial markets and increased levels of larger plans converting to Paychex. Positively contributing to Human Resource Services revenue growth is our health and benefits services revenue, which increased 54% to $7.8 million for the third quarter and 49% to $21.7 million for the nine months of fiscal 2010. Human Resource Services products that support our MMS clients have experienced growth for the third quarter and nine months of fiscal 2010 compared to the same periods last year.
Dampening our revenue growth has been the cumulative impact from weak economic conditions on our client base growth, especially on our retirement services. Our retirement services revenue growth was negatively impacted by $2.7 million and $7.8 million in billings for the three and nine months ended February 28, 2009, respectively, related to restatements of clients’ retirement plans as required by statute, which are not expected to recur for approximately six years.

During our second quarter we sold Stromberg time and attendance, an immaterial component of Paychex. Our Human Resource Services revenue growth excluding Stromberg revenue and the retirement plan restatement billings would have been as follows for the third quarter and nine months, respectively, and comparative prior year periods.

	For the three months		For the nine months
	ended		ended
	February 28,		February 28,
% Change	2010	2009	2010	2009

Human Resource Services revenue, as reported	3%	9%	2%	12%
Human Resource Services revenue excluding Stromberg revenue and retirement plan restatement billings	10%	5%	7%	10%

Total service revenue: Total service revenue declined 4% for both the third quarter and nine months of fiscal 2010 compared to the same periods last year. The cumulative effect of the weak economy continues to have a negative impact on service revenue growth as previously described.
Interest on funds held for clients: For the third quarter and nine months of fiscal 2010, interest on funds held for clients decreased 14% and 32%, respectively, compared to the same periods last year. The decreases were the result of lower average interest rates earned and lower average investment balances, offset somewhat by higher net realized gains on sales of available-for-sale securities. Average investment balances for funds held for clients decreased 4% and 7% for the third quarter and nine months as compared to the same periods last year. These declines were the result of the cumulative adverse effect of weak economic conditions on our client base and lower tax withholdings for client employees resulting from the 2009 economic stimulus package. In the third quarter, the impact of these factors was partially offset by increases in state unemployment insurance rates for the 2010 calendar year.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
$ in millions	2010	2009	% Change	2010	2009	% Change

Compensation-related expenses	$214.0	$220.5	(3%)	$617.0	$625.3	(1%)
Stock-based compensation costs	5.8	5.4	8%	19.1	19.3	(1%)
Facilities expense	15.0	15.0	—	45.1	44.5	1%
Depreciation of property and equipment	16.1	15.8	2%	48.5	47.3	3%
Amortization of intangible assets	5.5	5.7	(4%)	16.4	15.9	3%
Other expenses	64.5	68.8	(6%)	188.6	203.6	(7%)

	320.9	331.2	(3%)	934.7	955.9	(2%)
Expense charge to increase the litigation reserve	18.7	—	100%	18.7	—	100%

Total operating and SG&A expenses	$339.6	$331.2	3%	$953.4	$955.9	—

Total expenses increased 3% for the third quarter and remained flat for the nine months of fiscal 2010 as compared with the same periods last year. The increase in the third quarter was the result of an expense charge of $18.7 million to increase the litigation reserve. Excluding this expense charge, total expenses would have declined 3% for the third quarter and 2% for the nine months of fiscal 2010. These results were generated from cost control measures and lower headcount, offset slightly by costs related to continued investment in our sales force for key areas, customer service, and technological infrastructure. As of February 28, 2010, we had approximately 12,300 employees compared to 12,600 employees as of February 28, 2009.
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
Operating income: Operating income declined 15% and 13%, respectively, for the third quarter and nine months of fiscal 2010, as compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months			For the nine months
	ended			ended
	February 28,			February 28,
$ in millions	2010	2009	% Change	2010	2009	% Change

Operating income	$168.2	$197.4	(15%)	$551.2	$630.9	(13%)
Excluding:
Interest on funds held for clients	(14.0)	(16.4)	(14%)	(41.3)	(60.4)	(32%)
Expense charge to increase litigation reserve	18.7	—	100%	18.7	—	100%

Operating income, net of certain items	$172.9	$181.0	(4%)	$528.6	$570.5	(7%)

Operating income, net of certain items, as a % of total service revenue	35.0%	35.3%		36.1%	37.4%

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 24 of this Form 10-Q.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 11% for the third quarter and decreased 47% for the nine months of fiscal 2010. The increase for the third quarter was a result of higher average invested balances offset somewhat by lower average interest rates earned. The decrease for the nine-month period was due to lower average interest rates earned, offset somewhat by higher average investment balances resulting from investment of cash generated from operations.
Income taxes: Our effective income tax rate was 33.9% for the third quarter and 34.8% for the nine months of fiscal 2010, compared with 34.1% for both the respective prior year periods. The increase in the effective income tax rate for the nine months is the result of higher state income tax rates from state legislative changes.
Net income and earnings per share: Net income and diluted earnings per share decreased 14% for both the third quarter and nine months as compared with the same periods last year. The decreases in net income were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
The volatility in the global financial markets that began in September 2008 has caused diminished liquidity and limited investment choices. Despite this macroeconomic environment, our financial position as of February 28, 2010 remained strong with cash and total corporate investments of $689.1 million and no debt. We also believe that our investments as of February 28, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 28, 2010, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of February 28, 2010, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the nine months ended, February 28, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of February 28, 2010, we had irrevocable standby letters of credit available totaling $65.3 million, required to secure commitments for certain insurance policies and bonding requirements. The letters of credit expire at various dates between May 2010 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2010.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $9.0 million and $4.5 million of capital assets as of February 28, 2010 and May 31, 2009, respectively. During the nine months of fiscal 2010, we entered into a multi-year commitment with a vendor to purchase computer systems.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of February 28, 2010.
Operating Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2010	2009

Net income	$361.5	$419.7
Non-cash adjustments to net income	103.2	92.9
Cash provided by changes in operating assets and liabilities	38.3	50.7

Net cash provided by operating activities	$503.0	$563.3

The decrease in our operating cash flows for the nine months of fiscal 2010 related primarily to lower net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in non-cash adjustments to net income is due to the $18.7 million expense charge in the third quarter to increase the litigation reserve, partially offset by the related increase in deferred tax benefit. The fluctuation in operating assets and liabilities between periods was primarily the result of lower interest receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2010	2009

Net change in funds held for clients and corporate investment activities	$(911.2)	$(197.2)
Purchases of property and equipment	(41.5)	(53.3)
Sale/(acquisition) of businesses	13.1	(6.5)
Purchases of other assets	(11.3)	(18.1)

Net cash used in investing activities	$(950.9)	$(275.1)

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.

The increase in cash used in investing activities reflects the changing mix of investments. In September 2008, we divested of any VRDN securities held and began to utilize U.S. agency discount notes as our primary short-term investment vehicle. VRDNs, although priced and traded as short-term securities, are classified as available-for-sale securities and the cash paid and proceeds received for these securities are included in investing activities. As a result of the divestiture, the proceeds from sales of available-for-sale securities exceeded the purchases of available-for-sale securities in the nine months ended February 28, 2009. In November 2009, we began to again invest in select A-1/P-1-rated VRDNs, although at considerably lower levels than in the prior year. However, in the nine months of fiscal 2010 more cash has been used to purchase available-for-sale securities than has been received from the sale of available-for-sale securities. Also, in the nine months of fiscal 2010, more corporate funds have been invested in longer-term municipal bonds.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. We purchased approximately $0.2 million and $1.8 million of data processing equipment and software from EMC Corporation during the third quarter and nine months of fiscal 2010 as compared with $1.4 million and $4.0 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During the nine months of fiscal 2010, we received $13.1 million from the sale of Stromberg time and attendance, an immaterial component of Paychex. During the nine months ended February 28, 2009, we paid $6.5 million related to an immaterial acquisition. The purchase of other assets relates to purchases of customer lists.
Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions, except per share amounts	2010	2009

Net change in client fund obligations	$583.7	$305.9
Dividends paid	(336.4)	(335.8)
Proceeds from and excess tax benefit related to exercise of stock options	7.0	5.8

Net cash provided by/(used in) financing activities	$254.3	$(24.1)

Cash dividends per common share	$0.93	$0.93

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. In the third quarter of fiscal 2010, we have seen an increase in client fund obligations as a result of higher withholdings for state unemployment insurance related to rate increases for the 2010 calendar year.

Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid February 16, 2010 to stockholders of record as of February 1, 2010. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The increase in proceeds from and excess tax benefit related to exercise of stock options is due to an increase in the number of shares issued for stock option exercises to 0.3 million shares during the nine months of fiscal 2010 from 0.2 million shares during the same period last year.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations or financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow a conservative investment strategy of maximizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of February 28, 2010 are traded in active markets.
Since September 2008, our primary short-term investment vehicle has been U.S. agency discount notes. We have seen gradual improvement in liquidity in certain money market sectors, and beginning in November 2009 we began to invest in select A-1/P-1-rated VRDNs. For the third quarter, we earned an after-tax rate of approximately 0.18% for VRDNs as compared to approximately 0.03% for U.S. agency discount notes. We have no exposure to high risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the nine months of fiscal 2010, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5% compared with 2.3% for the same period last year. With the turmoil in the financial markets, our conservative investment strategy has translated to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2010 had an average duration of 2.5 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly over 15% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2010
		Fair
In millions	Cost	value

Maturity date:
Due in one year or less	$309.6	$314.0
Due after one year through three years	785.3	814.3
Due after three years through five years	490.1	520.5
Due after five years	956.9	969.2

Total	$2,541.9	$2,618.0

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	February 28,	May 31,	May 31,
	2010	2009	2008

Federal Funds rate – beginning of period	0.25%	2.00%	5.25%
Rate decrease:
First quarter	—	—	—
Second quarter	—	(1.00)	(0.75)
Third quarter	—	(0.75)	(1.50)
Fourth quarter	NA	—	(1.00)

Federal Funds rate – end of period (1)	0.25%	0.25%	2.00%

Three-year “AAA” municipal securities yield – end of period	0.84%	1.35%	2.65%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2010 and May 31, 2009.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.8 billion for fiscal 2010. Our normal and anticipated allocation is approximately 50% invested in short-term and available-for-sale securities with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $76.1 million as of February 28, 2010, compared with a net unrealized gain of $66.7 million as of May 31, 2009. During the first nine months of fiscal 2010, the net unrealized gain on our investment portfolios ranged from $55.1 million to $82.4 million. Our investment portfolios reflected a net unrealized gain of approximately $74.9 million as of March 19, 2010.
As of February 28, 2010 and May 31, 2009, we had $2.6 billion and $1.8 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 3.0% and 3.3% as of February 28, 2010 and May 31, 2009, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of February 28, 2010 would be in the range of $12.0 million to $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2010 were not other-than-temporarily impaired. While $33.3 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.1 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities with an unrealized loss as of February 28, 2010 and the majority of the securities with an unrealized loss as of May 31, 2009 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity and further believe that it is more-likely-than-not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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
NEW ACCOUNTING PRONOUNCEMENTS
Newly adopted accounting pronouncements: Refer to Note A of the Notes to Consolidated Financial Statements for a discussion of newly adopted accounting pronouncements.
Recently issued accounting pronouncements: At this time, we do not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on our consolidated financial statements. Refer to Note A of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
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

Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PAYCHEX, INC.
Date: March 24, 2010	/s/ Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Date: March 24, 2010	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary