Form 10-K
period 2010-05-31
PAYCHEX INC
filed 2010-07-16
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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
(Do not check if a smaller
     reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 30, 2009, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $10,119,675,949 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2010, 361,463,054 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on October 13, 2010, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2010

	Description	Page

PART I
	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995	1
Item 1	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Reserved	10

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8	Financial Statements and Supplementary Data	31
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
Item 9A	Controls and Procedures	62
Item 9B	Other Information	62

PART III
Item 10	Directors, Executive Officers and Corporate Governance	63
Item 11	Executive Compensation	64
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13	Certain Relationships and Related Transactions, and Director Independence	64
Item 14	Principal Accounting Fees and Services	65

PART IV
Item 15	Exhibits and Financial Statement Schedules	65
	Signatures	68
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

PART I

“SAFE HARBOR” STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” “Paychex,” or the “Company”) may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks as well as those described in “Risk Factors” under Item 1A and elsewhere in this Annual Report on Form 10-K (“Form 10-K”):

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

We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2010, we serviced approximately 536,000 clients and had approximately 12,200 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

As of May 31, 2010, we serviced approximately 1,700 clients in Germany through four offices.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•	delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S.;

•	growing our client base, primarily through the efforts of our direct sales force;

•	continually improving client service to maximize client retention;

•	capitalizing on the growth opportunities within our existing client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	capitalizing on and leveraging our highly developed technological and operating infrastructure;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.

Services and Products

We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. These include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services;

•	regulatory compliance services (new-hire reporting and garnishment processing);

•	Paychex HR Solutions;

•	retirement services administration;

•	insurance services;

•	eServices; and

•	other human resource services and products.

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

Paychex Online is our secure Internet site, which offers core payroll clients a suite of self-service, interactive services and products twenty-four hours a day, seven days a week. These include Paychex Online Payroll®, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Using these services, clients can communicate payroll information, access current and historical payroll information, and transfer payroll information calculated by us to their general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. More than one-half of our clients are currently utilizing some form of Paychex Online payroll service.

Major Market Services:  MMS primarily targets companies that have more sophisticated payroll and benefits needs. We currently offer this service in all of our significant markets. Our proprietary MMS software, Preview®, provides a powerful payroll solution and allows smooth integration with other Paychex service offerings. Preview can be used as an on-site, PC-based system or via a secure web-hosted environment.

We offer a software-as-a-service solution to meet the payroll and human resource administrative needs of our MMS clients. This allows Preview to be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs through every step of the employee life cycle. Ancillary services particularly beneficial to our MMS clients include the following:

•	Paychex HR Online, our Internet-based human resource management system, offers powerful tools for managing employee benefits, personnel information, and critical human resource compliance and reporting needs. In addition, its self-service features allow for better communication between management and employees.

•	BeneTrac, our employee benefits management and administration system, provides our MMS clients a simple, accurate, and cost-effective solution for streamlined benefits management.

•	Paychex Time and Labor Online makes the time and attendance process more efficient. This solution can reduce time spent on preparing timesheets, minimize redundant data entry, increase awareness of critical labor information, and aid in compliance with federal time recording requirements.

•	Paychex Expense Manager is an integrated payroll and expense management solution that allows clients to control discretionary spending while giving employees an easy-to-use, secure tool to prepare and submit expense reports online.

•	Applicant tracking, offered through our partnership with Taleo Corporation, provides our MMS clients with a tool to manage their recruiting process in order to better hire and retain talented employees.

MMS clients can select Paychex One-Source Solutions, which seamlessly integrates Preview, Paychex Time and Labor Online, and Paychex HR Online applications through a single, web-based client portal. MMS clients also have the option to select from a number of á la carte payroll and human resource ancillary services or opt for our comprehensive human resource and payroll outsourcing solution, Paychex HR Solutions. This flexibility allows our clients to define the solution that best meets their particular needs.

Payroll tax administration services:  As of May 31, 2010, 94% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). Nearly all of our new clients purchase our payroll tax administration services. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes.

Employee payment services:  As of May 31, 2010, 77% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. More than 80% of new clients select some form of employee payment services. For the first three methods, we electronically collect net payroll from the clients’ bank account, typically one business day before payday, and provide payment to the employee on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

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

Human Resource Services

Paychex HR Solutions:  We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Solutions offering is available as an administrative services organization (“ASO”), previously known as Paychex Premier® Human Resources, and a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients. PEO services continue to be sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Solutions has reduced redundancies and created more flexible options for businesses owners to find the solution that best meets their needs. As of May 31, 2010, Paychex HR Solutions were utilized by 19,000 clients with approximately 502,000 client employees.

Retirement services administration:  Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature allowing employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. We earn a fee of approximately twenty-five basis points from the external fund managers based on the total asset value of client employee 401(k) funds. As of May 31, 2010, retirement services were utilized by approximately 51,000 clients and the asset value of client employee 401(k) funds externally managed totaled approximately $11.3 billion.

Insurance services:  Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to over 150 of the top national and regional carriers, our professional insurance agents enjoy a wide selection of plans from which to best match the insurance needs of small business. Clients also have the option to integrate with Paychex payroll processing for easy, accurate plan administration. Paychex Insurance Agency has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. As of May 31, 2010, approximately 92,000 clients have appointed Paychex Insurance Agency as their agent for servicing their business insurance needs.

eServices:  We offer online human resource administration software products for employee benefits management and administration and time and attendance solutions. Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and human resource compliance and reporting. Time and

Labor Online helps minimize the time spent compiling time sheet information. It allows the employer to handle multiple payroll scenarios and results in improved productivity, accuracy, and reliability in the payroll process.

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

Sales and Marketing

We market our services primarily through our direct sales force based in the metropolitan markets we serve, with sales representatives specializing within our portfolio of services. For the year ending May 31, 2011 (“fiscal 2011”), our sales force is expected to total approximately 2,380 representatives. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We have grown and expect to continue to grow our direct sales force. In recent years, we have increased our emphasis on the selling of ancillary services and products to both new clients and our existing client base.

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. More than 60% of our new core payroll clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program since 2003.

Our website at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in more geographically remote areas. In addition, our insurance services website at www.paychexinsurance.com provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with a one of our professional insurance agents.

In addition, Advantage Payroll Services Inc. (“Advantage”), a wholly owned subsidiary of Paychex, Inc., has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. The marketing and selling by the Associates is conducted under their own logos.

Markets and Competition

Industry data indicates there are approximately ten million employers in the geographic markets that we currently serve within the U.S. Of those employers, approximately 99% have fewer than 100 employees and are our primary customers and target market. We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in this market segment.

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. As of May 31, 2010, we serviced approximately 536,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the fiscal year ended May 31, 2010 (“fiscal 2010”), client retention was approximately 77% of our beginning of the fiscal year client base. While this is relatively consistent with the prior year, we have begun to see some signs of improvement, as clients lost in fiscal 2010 decreased 6% compared to the fiscal year ended May 31, 2009 (“fiscal 2009”). No single client has a material impact on total service revenue or results of operations.

The composition of the U.S. market and the client base we serve by number of employees is as follows:

Business size		Paychex, Inc. distribution
(Number of employees)	Estimated market distribution(1)	of client base

1-4	77%	41%
5-19	17%	41%
20-49	4%	12%
50-99	1%	4%
100+	1%	2%

(1)	Based on currently available market data from Dun & Bradstreet.

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

Software Maintenance and Development

The ever-changing mandates of federal, state, and local tax and regulatory agencies require us to regularly update the proprietary software we utilize to provide payroll and human resource services to our clients. We are continually engaged in developing enhancements to and the maintenance of our various software platforms to meet the changing requirements of our clients and the marketplace.

In fiscal 2010, we completed implementation of an enhanced platform for our core processing capability, which allows us to leverage efficiencies in our processes and continue to provide excellent customer service. Over the next few years, we expect to expand this platform to additional service offerings.

Employees

As of May 31, 2010, we employed approximately 12,200 people. None of our employees were covered by collective bargaining agreements.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new Paychex HR Solutions worksite employees tends to be higher than during the rest of the fiscal year, primarily because a majority of new clients begin using our services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during the third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in the third fiscal quarter, with greater sales commission expenses also reported in this quarter.

Other

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished to, the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2010 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our services may be adversely impacted by changes in government regulations and policies:  Many of our services, particularly payroll tax administration services and employee benefit plan administration services, are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. The recently enacted Hiring Incentives to Restore Employment (“HIRE”) Act provides temporary tax breaks to companies that hire the unemployed and will impact our payroll tax administration service clients. The recently enacted health care reform legislation will have a direct impact on insurance services clients. Failure to educate and assist our client regarding these legislations could have an adverse impact on our reputation. Failure by us to modify our services in a timely fashion in response to regulatory changes could have a material adverse effect on our business and results of operations.

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

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations:  Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, severe weather including events resulting from climate change, unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including floods and snowstorms, and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

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

We may be exposed to additional risks related to our co-employment relationship within our PEO business:  Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship. As a result, there is a possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with the clients provide that the client will indemnify us for any liability attributable to its own or its employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any applicable state or federal laws.

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

Quantitative and qualitative disclosures about market risk:  Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2010:

Square feet

Owned facilities:
Rochester, New York	668,000
Other U.S. locations	280,000

Total owned facilities	948,000

Leased facilities:
Rochester, New York	141,000
Other U.S. locations	2,295,000
Germany	1,000

Total leased facilities	2,437,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions; certain ancillary functions; a telemarketing unit; and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and Germany and house our regional, branch, and sales offices and data processing centers. These locations are concentrated in metropolitan areas. We believe that adequate, suitable lease space will continue to be available for our needs.

Item 3.	Legal Proceedings

We are subject to various claims and legal matters that arise in the normal course of our business. These include disputes or potential disputes related to breach of contract, breach of fiduciary duty, employment-related claims, tax claims, and other matters.

In August 2001, the Company’s wholly owned subsidiary, Rapid Payroll, Inc. (“Rapid Payroll”) informed 76 licensees that it intended to stop supporting their payroll processing software in August of 2002. The communication was sent due to the licensee contract assumed by us during the acquisition of Rapid Payroll in 1996 being very unfavorable to us. Thereafter, lawsuits were commenced by licensees asserting various claims, including breach of contract and related tort and fraud causes of action.

On March 9, 2010, the Court of Appeal of the State of California upheld a jury verdict issued on June 27, 2007 in litigation brought by one of the licensees. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. We satisfied the judgment, including statutory interest, without further appeal. This was the final pending matter in the Rapid Payroll litigation.

During fiscal 2010, we increased our litigation reserve by $18.7 million for the Rapid Payroll litigation. Our management currently believes that resolution of outstanding legal matters will not have a material adverse effect on our financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of the Board of Directors.

As of June 30, 2010, there were 15,961 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,891 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,463 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2010 and fiscal 2009 are as follows:

	Fiscal 2010			Fiscal 2009
			Cash			Cash
			dividends			dividends
	Sales prices		declared per	Sales prices		declared per
	High	Low	share	High	Low	share

First quarter	$28.74	$23.84	$0.31	$35.53	$30.26	$0.31
Second quarter	$31.85	$27.16	$0.31	$35.29	$23.22	$0.31
Third quarter	$32.88	$28.50	$0.31	$27.95	$21.83	$0.31
Fourth quarter	$32.82	$28.11	$0.31	$28.20	$20.31	$0.31

The closing price of our common stock as of May 28, 2010, as reported on the NASDAQ Global Select Market, was $28.54 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2005, in Paychex, Inc. common stock, the S&P 500 Index, and the S&P Data Processing and Outsourced Services (the “S&P S(DP)”) Index. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. The S&P S(DP) Index includes a representative peer group of companies, and includes Paychex, Inc. All comparisons of stock price performance shown assume reinvestment of dividends.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2005	2006	2007	2008	2009	2010

Paychex, Inc.	100.00	129.17	145.14	128.13	106.00	115.53
S&P 500	100.00	108.64	133.40	124.47	83.93	101.54
S&P S(DP)	100.00	115.46	140.15	127.33	98.78	106.65

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In thousands, except per share amounts
Year ended May 31,	2010(1)	2009	2008	2007(2)	2006

Service revenue	$1,945,789	$2,007,305	$1,934,536	$1,752,868	$1,573,797
Interest on funds held for clients	55,031	75,454	131,787	134,096	100,799

Total revenue	$2,000,820	$2,082,759	$2,066,323	$1,886,964	$1,674,596
Operating income	$724,795	$805,200	$828,267	$701,548	$649,571
As a % of total revenue	36%	39%	40%	37%	39%
Net income	$476,999	$533,545	$576,145	$515,447	$464,914
As a % of total revenue	24%	26%	28%	27%	28%
Diluted earnings per share	$1.32	$1.48	$1.56	$1.35	$1.22
Cash dividends per common share	$1.24	$1.24	$1.20	$0.79	$0.61
Purchases of property and equipment	$61,262	$64,709	$82,289	$79,020	$81,143
Cash and total corporate investments	$656,918	$574,713	$434,762	$1,224,211	$962,011
Total assets	$5,226,299	$5,127,415	$5,309,791	$6,246,519	$5,549,302
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,401,979	$1,341,478	$1,196,642	$1,952,248	$1,654,843
Return on stockholders’ equity	34%	41%	39%	28%	30%

(1)	Includes an expense charge of $18.7 million to increase the litigation reserve.

(2)	Includes $25.7 million of stock-based compensation costs and an expense charge of $38.0 million to increase the litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2010 (“fiscal 2010”), May 31, 2009 (“fiscal 2009”), and May 31, 2008 (“fiscal 2008”), and our financial condition as of May 31, 2010. This review should be read in conjunction with the accompanying Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

In addition to the above, our software-as-a-service option through our MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.

Our Human Resource Services primarily include:

•	Paychex HR Solutions, under which we offer our administrative services organization (“ASO”) and our professional employer organization (“PEO”);

•	retirement services administration;

•	insurance services;

•	eServices; and

•	other human resource services and products.

We mainly earn revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our business strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service offerings.

Our financial results for fiscal 2010 were impacted by the cumulative adverse effects of the economic recession in the United States (“U.S.”) and global financial crisis that began in 2008. Unemployment rates in the U.S. reached a high in October 2009, and have remained high. The equity markets hit a low in March 2009, with interest rates available on high quality instruments remaining low since then. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for fiscal 2010, compared to 2.1% for fiscal 2009 and 3.7% for fiscal 2008.

The weak economy affects our ability to acquire and retain clients, reduces our transaction volumes related to fewer employees in our client base, and results in lower average invested balances in our funds held for clients portfolio. Our results, while reflecting a decline compared to fiscal 2009, were in line with our expectations. Although the economy has remained weak throughout fiscal 2010, our key indicators have reflected modest improvement as the fiscal year progressed.

Highlights of our financial results for fiscal 2010 compared to fiscal 2009 are as follows:

•	Payroll service revenue decreased 5% to $1.4 billion.

•	Human Resource Services revenue increased 3% to $540.9 million.

•	Interest on funds held for clients decreased 27% to $55.0 million.

•	Total revenue decreased 4% to $2.0 billion.

•	Operating income decreased 10% to $724.8 million, and operating income, net of certain items, decreased 6% to $688.5 million. Refer to the “Non-GAAP Financial Measure” discussion on page 14 for further information on operating income, net of certain items.

•	Operating income reflected an expense charge of $18.7 million to increase the litigation reserve for the Rapid Payroll court decision during the third quarter of fiscal 2010, which reduced diluted earnings per share by $0.03 per share.

•	Net income and diluted earnings per share decreased 11% to $477.0 million and $1.32 per share, respectively.

•	Cash flow from operations decreased 11% to $610.9 million, primarily related to the decline in net income and fluctuations in operating assets and liabilities.

•	Dividends of $448.6 million were paid to stockholders, representing 94% of net income.

Non-GAAP Financial Measure

In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the basis of the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2010 to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the Securities and Exchange Commission (“SEC”). As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, decreased 6% to $688.5 million for fiscal 2010 compared to $729.7 million for fiscal 2009 and $696.5 million for fiscal 2008.

Business Outlook

Our client base was approximately 536,000 clients as of May 31, 2010, compared to approximately 554,000 clients as of May 31, 2009, and approximately 572,000 clients as of May 31, 2008. Our client base declined 3.2% for fiscal 2010, compared to a decline of 3.1% for fiscal 2009 and growth of 2.0% for fiscal 2008. The reduction in our client base for fiscal 2010 reflects the impact of weaker economic conditions on our ability to acquire and retain clients. The environment for new sales remained difficult and new sales units decreased 4.9% for fiscal 2010 compared to fiscal 2009 as a result of low levels of new business formation and fewer companies moving to outsourcing.

For fiscal 2010, client retention was approximately 77% of our beginning of the fiscal year client base. While this was relatively consistent with the prior year, we have begun to see some signs of improvement, as clients lost in fiscal 2010 decreased 6% compared to fiscal 2009. Clients lost due to companies going out of business or no longer having any employees decreased 11% for fiscal 2010, compared to an increase of 17% for fiscal 2009. We focus on satisfying customers to maximize client retention, and for fiscal 2010 we again received high client satisfaction results.

Ancillary services effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. Although the growth rates for our ancillary services for fiscal 2010 were slower than we have seen historically due to the impacts of the weak economy, we continue to see opportunities within these services. The following statistics demonstrate the growth in our ancillary service offerings:

As of May 31,	2010	2009	2008

Payroll tax administration services penetration	94%	93%	93%
Employee payment services penetration	77%	75%	73%
Paychex HR Solutions client employees served	502,000	453,000	439,000
Paychex HR Solutions clients	19,000	18,000	16,000
Insurance services clients(1)	92,000	86,000	79,000
Retirement services clients	51,000	50,000	48,000

(1)	Includes workers’ compensation insurance clients and health and benefits services clients.

Continued investment in our business is critical to our success. In fiscal 2010, we made investments in our sales force and in our technological infrastructure. Our sales force increased 2% to 2,340 sales representatives for fiscal 2010, and is expected to grow 2% to 2,380 sales representatives for the fiscal year ending May 31, 2011 (“fiscal 2011”). This growth is driven primarily by increases in insurance services and other Human Resource Services offerings.

We have invested over $60 million in an enhanced platform for our core payroll processing capability, which was fully implemented in fiscal 2010. This new platform allows us to leverage efficiencies in our processes and continue to provide excellent customer service to our clients. Over the next few years, we expect to expand our enhanced platform to additional service offerings.

We continued expansion of our insurance services nationwide, simplifying the process for our clients to obtain coverage through our network of national and regional insurers. We see our insurance services as an area that continues to offer significant opportunities for future growth.

We also strengthened our position as an expert in our industry by serving as a source of education and information to clients and other interested parties. The new Paychex Insurance Agency website, www.paychexinsurance.com, helps small business owners navigate the area of insurance coverage. In addition, we provide information for existing and prospective clients on the impacts of regulatory changes, such as the Hiring Incentives to Restore Employment (“HIRE”) Act and the recently passed federal health care reform bill.

Our ASO and PEO are now being offered under Paychex HR Solutions. We integrated the sales and service model to support and expand our comprehensive human resource outsourcing services nationwide. This allowed us to eliminate redundancies, and create more flexible options for potential clients. PEO services will continue to be sold by the registered and licensed Paychex Business Solutions, Inc. and its affiliates.

Looking to the future, we continue to focus on investing in our products, people, and service capabilities. This will position us to capitalize on opportunities for long term growth.

Financial position and liquidity

The current credit crisis has resulted in unprecedented volatility in the global financial markets, which has curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, as of May 31, 2010, our financial position remained strong with cash and total corporate investments of $656.9 million and no debt.

We continue to follow our conservative investment strategy of optimizing liquidity and protecting principal. In the past twenty months, this has translated to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. Since September 2008, our primary short-term investment vehicle has been U.S. agency discount notes. Since then, we have seen gradual improvement in liquidity in certain money market sectors, and starting in November 2009 we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”). During fiscal 2010, we earned an after-tax rate of approximately 0.21% for VRDNs compared to approximately 0.07% for U.S. agency discount notes. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings.

We limit the amounts that can be invested in any single issuer. As of May 31, 2010, we had no exposure to British Petroleum (BP) or any of its subsidiaries. We believe that our investments as of May 31, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of May 31, 2010 are traded in active markets.

Our primary source of cash is our ongoing operations. Cash flow from operations was $610.9 million for fiscal 2010. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. Our positive cash flows in fiscal 2010 allowed us to support our business and to pay substantial dividends to our stockholders. During fiscal 2010, dividends paid to stockholders were 94% of net income. It is anticipated that cash and total corporate investments as of May 31, 2010, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2010, 2009, and 2008, and our financial position as of May 31, 2010, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our outlook for fiscal 2011 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. We project that payroll service revenue for fiscal 2011 will be flat compared to fiscal 2010. Human Resource Services revenue is anticipated to increase in the range of 10% to 13%. Interest on funds held for clients is expected to decrease in the range of 12% to 17%, while investment income, net is expected to increase in the range of 24% to 27%.

Operating income, net of certain items, as a percentage of service revenue is expected to range from 34% to 35% for fiscal 2011. The effective income tax rate is expected to approximate 35% for fiscal 2011. Net income is expected to improve slightly over fiscal 2010. However, when the impact of the expense charge to increase the litigation reserve is excluded from fiscal 2010, net income growth for fiscal 2011 is expected to be flat.

Interest on funds held for clients and investment income for fiscal 2011 are expected to be impacted by the low-interest-rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.3% for fiscal 2011. As of May 31, 2010, the long-term investment portfolio had an average yield-to-maturity of 2.9% and an average duration of 2.5 years. In the next twelve months, slightly over 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%. Investment income is expected to benefit from ongoing investment of cash generated from operations.

Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Purchases of property and equipment for fiscal 2011 are expected to be in the range of $80 million to $85 million, as we continue to invest in our technological infrastructure. Fiscal 2011 depreciation expense is projected to be in the range of $65 million to $70 million, and we project amortization of intangible assets for fiscal 2011 to be approximately $20 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2010	Change	2009	Change	2008

Revenue:
Payroll service revenue	$1,404.9	(5)%	$1,483.7	1%	$1,462.7
Human Resource Services revenue	540.9	3%	523.6	11%	471.8

Total service revenue	1,945.8	(3)%	2,007.3	4%	1,934.5
Interest on funds held for clients	55.0	(27)%	75.5	(43)%	131.8

Total revenue	2,000.8	(4)%	2,082.8	1%	2,066.3
Combined operating and SG&A expenses	1,276.0	—	1,277.6	3%	1,238.0

Operating income	724.8	(10)%	805.2	(3)%	828.3
As a % of total revenue	36%		39%		40%
Investment income, net	4.5	(34)%	6.9	(74)%	26.5

Income before income taxes	729.3	(10)%	812.1	(5)%	854.8
As a % of total revenue	36%		39%		41%
Income taxes	252.3	(9)%	278.6	—	278.7

Effective income tax rate	34.6%		34.3%		32.6%
Net income	$477.0	(11)%	$533.5	(7)%	$576.1

As a % of total revenue	24%		26%		28%
Diluted earnings per share	$1.32	(11)%	$1.48	(5)%	$1.56

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2010, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2010	2009	2008

Average investment balances:
Funds held for clients	$3,167.9	$3,323.3	$3,408.9
Corporate investments	653.8	538.2	716.7

Total	$3,821.7	$3,861.5	$4,125.6

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.6%	2.2%	3.7%
Corporate investments	0.8%	1.4%	3.7%
Combined funds held for clients and corporate investments	1.5%	2.1%	3.7%
Net realized gains:
Funds held for clients	$3.2	$1.1	$6.4
Corporate investments	—	—	—

Total	$3.2	$1.1	$6.4

$ in millions
As of May 31,	2010	2009	2008

Net unrealized gains on available-for-sale securities(1)	$66.6	$66.7	$24.8
Federal Funds rate(2)	0.25%	0.25%	2.00%
Three-year “AAA” municipal securities yield	0.99%	1.35%	2.65%
Total fair value of available-for-sale securities	$2,151.8	$1,780.9	$3,353.5
Weighted-average duration of available-for-sale securities in years(3)	2.5	2.5	2.7
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.9%	3.3%	3.4%

(1)	The net unrealized gain of our investment portfolios was approximately $71.9 million as of July 12, 2010.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2010 and May 31, 2009.

(3)	These items exclude the impact of VRDNs held as of May 31, 2010 and May 31, 2008, as they are tied to short-term interest rates. We did not hold any VRDNs as of May 31, 2009.

Payroll service revenue:  Payroll service revenue decreased 5% to $1.4 billion for fiscal 2010 as a result of the cumulative adverse effects of weak economic conditions on our client base and check volume. Our client base decreased 3.2% during fiscal 2010 and checks per client decreased 2.6% for fiscal 2010 compared to fiscal 2009. Checks per client has shown modest improvement in each sequential quarter of fiscal 2010, reflecting year-over-year declines of 5.0%, 3.7%, and 2.2% for the first through third fiscal quarters, and an increase of 1.1% for the three months ended May 31, 2010 (the “fourth quarter”). At the end of fiscal 2010, checks per client were slightly higher than at the end of fiscal 2009. Payroll service revenue increased 1% to $1.5 billion for fiscal 2009 due to our annual price increase and growth in utilization of our ancillary payroll services, offset by impacts of weak economic conditions. During fiscal 2009, our client base declined 3.1%, affected by a decline in new client sales from new business starts and clients lost due to companies going out of business or no longer having any employees. Checks per client declined 2.9% for fiscal 2009.

Our payroll tax administration services were utilized by 94% of all our clients as of May 31, 2010, compared with 93% as of May 31, 2009 and May 31, 2008. Our employee payment services were utilized by 77% of our clients as of May 31, 2010, compared with 75% as of May 31, 2009 and 73% as of May 31, 2008. Nearly all new clients purchase our payroll tax administration services and more than 80% of new clients select a form of our employee payment services.

Human Resource Services revenue:  Human Resource Services revenue increased 3% for fiscal 2010 and 11% for fiscal 2009 to $540.9 million and $523.6 million, respectively. The following factors contributed to Human Resource Services revenue growth for fiscal 2010 and fiscal 2009:

$ in billions
As of May 31,	2010	Change	2009	Change	2008

Paychex HR Solutions client employees served	502,000	11%	453,000	3%	439,000
Paychex HR Solutions clients	19,000	8%	18,000	10%	16,000
Insurance services clients(1)	92,000	7%	86,000	9%	79,000
Retirement services clients	51,000	3%	50,000	2%	48,000
Asset value of retirement services client employees’ funds	$11.3	33%	$8.5	(12)%	$9.7

(1)	Includes workers’ compensation insurance clients and health and benefits services clients.

In addition, growth in products that are primarily beneficial to our MMS clients contributed positively to Human Resource Services revenue growth for fiscal 2010. Health and benefits service revenue increased 49% to $31.0 million for fiscal 2010 and increased 70% to $20.9 million for fiscal 2009.

While the above factors contributed to the revenue growth in both fiscal 2010 and fiscal 2009 as compared to the respective prior year periods, the rates of growth have been adversely affected by the cumulative impact of weak economic conditions on our client base growth. This particularly affected retirement services, although we have seen client growth for retirement services rebound somewhat late in fiscal 2010 as client losses have improved compared to the prior year.

Retirement services revenue growth was impacted in both fiscal 2010 and fiscal 2009 by billings in fiscal 2009 related to restatements of clients’ retirement plans required by statute, which are not expected to recur for approximately six years. This favorably impacted retirement services revenue growth for fiscal 2009 by $12.4 million and did not recur in fiscal 2010.

In fiscal 2010, Human Resource Services revenue was also impacted by the sale of Stromberg time and attendance (“Stromberg”), an immaterial component of Paychex. Our Human Resource Services revenue growth, excluding Stromberg revenue and the retirement plan restatement billings, would have been as follows:

% Change	2010	2009	2008

Human Resource Services revenue, as reported	3%	11%	19%
Human Resource Services revenue excluding Stromberg revenue and retirement plan restatement billings	8%	8%	20%

In fiscal 2010, the 33% increase in the asset value of retirement services client employees’ funds was driven by recovery in the financial markets and increased levels of larger plans converting to Paychex. For fiscal 2009, the volatility in the financial markets caused the asset value of retirement services client employees’ funds to decline 12%. The S&P 500 declined 34% during the same period. For both fiscal 2010 and fiscal 2009, retirement services revenue growth was adversely impacted by a shift in the mix of assets in the retirement services client employees’ funds to investments earning lower fees from external fund managers.

For fiscal 2009, the decline in asset value and the shift in client employees’ retirement portfolios to investments earning lower fees from external fund managers reduced retirement services revenue growth by $8.9 million. Also for fiscal 2009, Paychex HR Solutions revenue growth was adversely impacted by fewer employees per client, decreasing revenue by $8.7 million.

Total service revenue:  Total service revenue declined 3% for fiscal 2010 and increased 4% for fiscal 2009. The cumulative effect of the weak economy had a negative impact on service revenue growth as previously described.

Interest on funds held for clients:  The decrease of 27% in interest on funds held for clients for fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates earned and lower average investment balances, offset somewhat by higher net realized gains on sales of available-for-sale securities. The decrease of 43% in interest on funds held for clients for fiscal 2009 compared to fiscal 2008 was the result of lower average interest rates earned, lower average investment balances, and lower net realized gains on sales of available-for-sale securities.

Average investment balances for funds held for clients decreased 5% for fiscal 2010 and 3% for fiscal 2009. These declines were the result of the cumulative adverse effect of weak economic conditions on our client base and lower tax withholdings for client employees resulting from the American Recovery and Reinvestment Act of 2009 (the “economic stimulus package”). In the second half of fiscal 2010, the impact of these factors was partially offset by increases in state unemployment insurance rates for the 2010 calendar year. The economic stimulus package went into effect in April 2009, and its impact on year-over-year comparisons of average invested balances has abated in the fourth quarter of fiscal 2010. This factor, along with the increases in state unemployment insurance rates, resulted in average invested balances for funds held for clients growing 3% for the fourth quarter of fiscal 2010 compared to the same period in fiscal 2009.

Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for fiscal years:

In millions	2010	Change	2009	Change	2008

Compensation-related expenses	$829.3	(1)%	$835.1	4%	$804.7
Stock-based compensation costs	25.6	—	25.7	1%	25.4
Facilities expenses	60.4	1%	59.6	4%	57.4
Depreciation of property and equipment	64.6	1%	64.0	4%	61.4
Amortization of intangible assets	21.9	—	21.8	13%	19.2
Other expenses	255.5	(6)%	271.4	1%	269.9

	1,257.3	(2)%	1,277.6	3%	1,238.0
Expense charge to increase the litigation reserve	18.7	100%	—	—	—

Total operating and SG&A expenses	$1,276.0	—	$1,277.6	3%	$1,238.0

During fiscal 2010, we recorded an expense charge of $18.7 million to increase our litigation reserve. Refer to Note L of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on legal matters.

Excluding the expense charge to increase the litigation reserve, combined operating and SG&A expenses decreased 2% for fiscal 2010 and increased 3% for fiscal 2009. The decline for fiscal 2010 was generated from cost control measures and lower headcount, offset slightly by costs related to continued investment in our sales force, customer service, and technological infrastructure. In fiscal 2010, we had a freeze on salary increases and made no matching contributions to our 401(k) plan. We reinstituted salary increases beginning March 1, 2010, but the freeze saved us approximately $15.0 million for fiscal 2010. As of May 31, 2010, no decision had been made on the reinstatement of the 401(k) match, although we saved approximately $15.0 million for fiscal 2010 from its suspension. The increase for fiscal 2009 was primarily due to increases in personnel, though at a slower pace than prior years, and other costs related to selling and retaining clients and promoting new services. As of May 31, 2010, we had approximately 12,200 employees compared with approximately 12,500 employees as of May 31, 2009 and 12,200 employees as of May 31, 2008.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increase in amortization in fiscal 2009 was a result of intangibles from acquisitions and client list acquisitions. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.

Operating income:  Operating income declined 10% and 3% for fiscal 2010 and fiscal 2009, respectively. The fluctuations in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is as follows for fiscal years:

In millions	2010	Change	2009	Change	2008

Operating income	$724.8	(10)%	$805.2	(3)%	$828.3
Excluding:
Interest on funds held for clients	(55.0)	(27)%	(75.5)	(43)%	(131.8)
Expense charge to increase the litigation reserve	18.7	100%	—	—	—

Operating income, net of certain items	$688.5	(6)%	$729.7	5%	$696.5

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 14.

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The decrease of 34% in investment income for fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates earned offset somewhat by higher average investment balances resulting from investment of cash generated from operations. The decrease of 74% in investment income for fiscal 2009 compared with fiscal 2008 was primarily due to lower average interest rates earned and lower average investment balances attributed to funding the stock repurchase program, which was completed in December 2007.

Income taxes:  Our effective income tax rate was 34.6% for fiscal 2010, compared with 34.3% for fiscal 2009, and 32.6% for fiscal 2008. The increase in our effective income tax rate for fiscal 2010 was primarily the result of higher state income tax rates from state legislative changes. The increase in the effective income tax rate for fiscal 2009 was primarily the result of lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios. Refer to Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net income and earnings per share:  Net income decreased 11% for fiscal 2010 and 7% for fiscal 2009 to $477.0 million and $533.5 million, respectively. Diluted earnings per share decreased 11% for fiscal 2010 and 5% for fiscal 2009 to $1.32 per share and $1.48 per share, respectively. These fluctuations were attributable to the factors previously discussed. In particular, the $18.7 million expense charge to increase the litigation reserve reduced diluted earnings per share by $0.03 per share for fiscal 2010. Combined interest on funds held for clients and corporate investment income for fiscal 2010 decreased 28% or $22.8 million, reducing diluted earnings per share by $0.04 per share. For fiscal 2009, combined interest on funds held for clients and corporate investment income decreased 48% or $76.0 million, reducing diluted earnings per share by $0.14 per share. For fiscal 2009, diluted earnings per share decreased at a lower rate than net income due to a lower number of weighted-average shares outstanding resulting from the stock repurchase program completed in December 2007.

Liquidity and Capital Resources

The volatility in the global financial markets that began in September 2008 curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2010 remained strong with cash and total corporate investments of $656.9 million and no debt. We also believe that our investments as of May 31, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of May 31, 2010, along with projected operating cash flows, are expected to support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

Lines of credit:  As of May 31, 2010, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2010 or as of May 31, 2010.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which arrangements are discussed below.

Letters of credit:  As of May 31, 2010, we had irrevocable standby letters of credit outstanding totaling $50.3 million, required to secure commitments for certain of our insurance policies. The letters of credit expire at various dates between July 2010 and May 2011, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2010 or as of May 31, 2010. Subsequent to May 31, 2010, the letter of credit expiring in July 2010 was renewed and will expire in July 2011.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2010. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2010:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$147.9	$41.4	$59.8	$32.1	$14.6
Purchase obligations(2)	73.0	46.2	23.6	2.3	0.9

Total	$220.9	$87.6	$83.4	$34.4	$15.5

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $8.9 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

The liability for uncertain tax positions was approximately $27.5 million as of May 31, 2010. Refer to Note H of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above. We are currently under a state income tax audit for the years ended May 31, 2004 through 2007. The examination phase of the audit is ongoing and we have received a summary of proposed audit adjustments. It is not possible for us to reasonably estimate the impact, if any, if resolution of these proposed adjustments is ultimately unfavorable to us.

Certain deferred compensation plan obligations and other long-term liabilities amounting to $46.9 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, some arrangements with various Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2010, 2009, and 2008 was $9.9 million, $12.3 million, and $15.3 million, respectively.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2010.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2010	2009	2008

Net income	$477.0	$533.5	$576.1
Non-cash adjustments to net income	161.3	134.4	125.4
Cash (used in)/provided by changes in operating assets and liabilities	(27.4)	20.9	23.2

Net cash provided by operating activities	$610.9	$688.8	$724.7

The decrease in our operating cash flows for fiscal 2010 related primarily to lower net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in non-cash adjustments to net income in fiscal 2010 is primarily due to the $18.7 million expense charge to increase the litigation reserve, partially offset by the related increase in deferred tax benefit. The decrease in our operating cash flows for fiscal 2009 was attributable to lower net income. The increase in non-cash adjustments to net income in fiscal 2009 is primarily due to higher depreciation and amortization on property and equipment and intangible assets. The fluctuations in our operating assets and liabilities between periods for both fiscal 2010 and fiscal 2009 were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2010	2009	2008

Net change in funds held for clients and corporate investment activities	$(341.2)	$491.4	$1,067.3
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(61.3)	(64.1)	(81.6)
Sale/(acquisition) of businesses	13.1	(6.4)	(32.9)
Purchases of other assets	(11.9)	(16.4)	(19.6)

Net cash (used in)/provided by investing activities	$(401.3)	$404.5	$933.2

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

The fluctuations in the net change in funds held for clients and corporate investment activities reflect the changing mix of investments. As a result of volatility in the financial markets, in September 2008 we divested of any VRDN securities held and began to utilize U.S. agency discount notes as our primary short-term investment vehicle. U.S. agency discount notes are cash equivalents. VRDNs, although priced and traded as short-term securities, are classified as available-for-sale securities and the cash paid and proceeds received for these securities are included in investing activities. As a result of the divestiture, the proceeds from sales of available-for-sale securities exceeded the purchases of available-for-sale securities in fiscal 2009. Much of these proceeds were held as cash equivalents in the funds held for clients portfolio. In November 2009, we began to again invest in select A-1/P-1-rated VRDNs, although at considerably lower levels than in the prior year. We utilized some of our cash equivalents to purchase these VRDNs, and in fiscal 2010 these purchases of available-for-sale securities were in excess of funds received from any sales of available-for-sale securities. Also in fiscal 2010, more corporate funds have been invested in longer-term municipal bonds. There is a significant decline in net cash received from changes in funds held for clients and corporate investment activities in fiscal 2009 compared to fiscal 2008 related to proceeds from sales of available-for-sale securities in fiscal 2008 that were not reinvested as part of the funding of the $1.0 billion stock repurchase program completed in December 2007.

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

Purchases of long-lived assets:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal 2010, fiscal 2009, and fiscal 2008, we purchased approximately $3.2 million, $4.5 million, and $4.4 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

During fiscal 2010, we received $13.1 million from the sale of Stromberg, an immaterial component of the Company. During fiscal 2009 and fiscal 2008, we paid $6.4 million and $32.9 million, respectively, related to acquisitions of businesses. The acquisitions in fiscal 2008 related mainly to employee benefits products. The purchases of other assets were for customer lists.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2010	2009	2008

Net change in client fund obligations	$42.3	$(346.0)	$(198.7)
Repurchases of common stock	—	—	(1,000.0)
Dividends paid	(448.6)	(447.7)	(442.1)
Proceeds from and excess tax benefit related to exercise of stock options	8.2	9.0	67.8

Net cash used in financing activities	$(398.1)	$(784.7)	$(1,573.0)

Cash dividends per common share	$1.24	$1.24	$1.20

Net change in client fund obligations:  The client fund obligations liability will vary based on the timing of collecting client funds, and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. As a result of May 31, 2010 being a Federal holiday, client fund obligations were higher as collections were made on Friday, May 28, 2010 that were not remitted to client employees and tax or regulatory agencies until June 2010. Also, in fiscal 2010 we have seen an increase in client fund obligations as a result of higher withholdings for state unemployment insurance related to rate increases for the 2010 calendar year.

Repurchases of common stock:  We repurchased 23.7 million shares of common stock for a total of $1.0 billion under our stock repurchase program completed in December 2007.

Dividends paid:  A quarterly dividend of $0.31 per share was paid to stockholders of record during fiscal 2010 and fiscal 2009. In July 2008, our Board approved a 3% increase in our quarterly dividend payment to $0.31 per share from $0.30 per share. The dividends paid as a percentage of net income totaled 94%, 84%, and 77% for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:  Proceeds from and excess tax benefit related to exercise of stock options decreased for fiscal 2010 and for fiscal 2009 as compared to the respective prior years. Common shares acquired through exercise of stock options were 0.4 million shares for each of fiscal 2010 and fiscal 2009 and 2.0 million shares for fiscal 2008. Refer to Note B to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation incentive plans.

Other

Recently adopted accounting pronouncements:  Refer to Note A of the Notes to Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements:  At this time, we do not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on our Consolidated Financial Statements. Refer to Note A of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex, Inc. Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the Consolidated Financial Statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.1 billion for fiscal 2010, and $2.6 billion for both fiscal 2009 and fiscal 2008.

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

Our maximum individual claims liability was $1.0 million under both the fiscal 2010 and fiscal 2009 policies. As of May 31, 2010 and May 31, 2009, we had recorded current liabilities of $5.8 million and $7.9 million, respectively, and long-term liabilities of $20.1 million and $17.9 million, respectively, for workers’ compensation claims.

Goodwill and other intangible assets:  We have $421.6 million and $433.3 million of goodwill recorded on our Consolidated Balance Sheet as of May 31, 2010 and May 31, 2009, respectively, resulting from acquisitions of businesses. The decrease in goodwill was due to the divestiture in fiscal 2010 of Stromberg, an immaterial component of the Company.

Goodwill is not amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal 2010 or fiscal 2009. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Stock-based compensation costs:  All stock-based awards to employees, including grants of stock options, are recognized as compensation costs in our Consolidated Financial Statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using weekly stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior.

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

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our Consolidated Financial Statements. Prior to recording the related tax benefit in our Consolidated Financial Statements, we must conclude that tax positions must be “more likely than not” to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our Consolidated Financial Statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the “more likely than not” standard could materially impact our results of operations or financial position. Our reserve for uncertain tax positions was $27.5 million as of May 31, 2010 and $25.7 million as of May 31, 2009. Refer to Note H of the Notes to Consolidated Financial Statements for further discussion of our reserve for uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow a conservative investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of May 31, 2010 are traded in active markets.

Since September 2008, our primary short-term investment vehicle has been U.S. agency discount notes. In September 2008, we sold all of our holdings of VRDNs and prime money market funds as a result of turmoil in the related markets. No losses were recognized on those sales. The proceeds from the sales of these investments were reinvested in U.S. agency discount notes. Since then, we have seen gradual improvement in liquidity in certain money market sectors, and starting in November 2009 we began to invest in select A-1/P-1-rated VRDNs. During fiscal 2010, we earned an after-tax rate of approximately 0.21% for VRDNs compared to approximately 0.07% for U.S. agency discount notes. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2010, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5%, compared with 2.1% for fiscal 2009 and 3.7% for fiscal 2008. With the turmoil in the financial markets, our conservative investment strategy has translated to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2010 had an average duration of 2.5 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly over 15% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2010
In millions	Amortized cost	Fair value

Maturity date:
Due in one year or less	$320.3	$324.0
Due after one year through three years	756.3	783.1
Due after three years through five years	499.5	526.1
Due after five years	509.1	518.6

Total	$2,085.2	$2,151.8

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2010	2009	2008

Federal Funds rate — beginning of fiscal year	0.25%	2.00%	5.25%
Rate decrease:
First quarter	—	—	—
Second quarter	—	(1.00)	(0.75)
Third quarter	—	(0.75)	(1.50)
Fourth quarter	—	—	(1.00)

Federal Funds rate — end of fiscal year(1)	0.25%	0.25%	2.00%

Three-year “AAA” municipal securities yields — end of fiscal year	0.99%	1.35%	2.65%

(1)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2010 and May 31, 2009.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $3.8 billion for fiscal 2010. Our anticipated allocation is approximately 50% invested in short-term securities and available-for-sale securities with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $66.6 million as of May 31, 2010, compared with a net unrealized gain of $66.7 million as of May 31, 2009. During fiscal 2010, the net unrealized gain on our investment portfolios ranged from $55.1 million to $82.4 million. During fiscal 2009, the investment portfolios ranged from a net unrealized loss of $15.2 million to a net unrealized gain of $86.6 million. The net unrealized gain of our investment portfolios was approximately $71.9 million as of July 12, 2010.

As of May 31, 2010 and May 31, 2009, we had $2.2 billion and $1.8 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.9% and 3.3% as of May 31, 2010 and May 31, 2009, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs held as of May 31, 2010. We held no VRDNs as of May 31, 2009. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2010, would be approximately $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:  We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2010 were not other-than-temporarily impaired. While $73.6 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the decline in the fair value to $0.4 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of May 31, 2010 and the majority of the securities in an unrealized loss position as of May 31, 2009 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity, and further believe that it is more likely than not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

Item 8.	Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Paychex, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, and careful selection and training of qualified personnel.

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

The Audit Committee of our Company’s Board of Directors meets with the independent registered public accounting firm (the “independent accountants”), management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent accountants and the chief internal auditor without management present to ensure that the independent accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2010 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2010.

The Company’s independent accountants, Ernst & Young LLP, an independent registered public accounting firm, are appointed by its Audit Committee. Ernst & Young LLP has audited and reported on the Consolidated Financial Statements of Paychex, Inc. and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent accountants are contained in this Annual Report on Form 10-K.

/s/ Jonathan J. Judge Jonathan J. Judge President and Chief Executive Officer	/s/ John M. Morphy John M. Morphy Senior Vice President, Chief Financial Officer, and Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited Paychex Inc.’s internal control over financial reporting as of May 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of May 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010 of Paychex, Inc., and our report dated July 16, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Cleveland, Ohio
July 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of the Board of Directors
and the Stockholders of Paychex, Inc.

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2010, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 16, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Cleveland, Ohio
July 16, 2010

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share amounts

Year ended May 31,	2010	2009	2008

Revenue:
Service revenue	$1,945,789	$2,007,305	$1,934,536
Interest on funds held for clients	55,031	75,454	131,787

Total revenue	$2,000,820	$2,082,759	$2,066,323
Expenses:
Operating expenses	653,585	680,518	660,735
Selling, general and administrative expenses	622,440	597,041	577,321

Total expenses	1,276,025	1,277,559	1,238,056

Operating income	724,795	805,200	828,267
Investment income, net	4,513	6,875	26,548

Income before income taxes	729,308	812,075	854,815
Income taxes	252,309	278,530	278,670

Net income	$476,999	$533,545	$576,145

Basic earnings per share	$1.32	$1.48	$1.56
Diluted earnings per share	$1.32	$1.48	$1.56
Weighted-average common shares outstanding	361,359	360,783	368,420
Weighted-average common shares outstanding, assuming dilution	361,728	360,985	369,528
Cash dividends per common share	$1.24	$1.24	$1.20

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
In thousands, except per share amount

As of May 31,	2010	2009

Assets
Cash and cash equivalents	$284,316	$472,769
Corporate investments	82,496	19,710
Interest receivable	28,672	27,722
Accounts receivable, net of allowance for doubtful accounts	186,587	177,958
Deferred income taxes	3,799	10,180
Prepaid income taxes	6,653	2,198
Prepaid expenses and other current assets	25,540	27,913

Current assets before funds held for clients	618,063	738,450
Funds held for clients	3,541,054	3,501,376

Total current assets	4,159,117	4,239,826
Long-term corporate investments	290,106	82,234
Property and equipment, net of accumulated depreciation	267,583	274,530
Intangible assets, net of accumulated amortization	63,262	76,641
Goodwill	421,559	433,316
Deferred income taxes	21,080	16,487
Other long-term assets	3,592	4,381

Total assets	$5,226,299	$5,127,415

Liabilities
Accounts payable	$37,305	$37,334
Accrued compensation and related items	163,219	135,064
Deferred revenue	3,447	9,542
Deferred income taxes	17,005	17,159
Litigation reserve	—	20,411
Other current liabilities	41,225	44,704

Current liabilities before client fund obligations	262,201	264,214
Client fund obligations	3,479,977	3,437,679

Total current liabilities	3,742,178	3,701,893
Accrued income taxes	27,468	25,730
Deferred income taxes	7,803	12,773
Other long-term liabilities	46,871	45,541

Total liabilities	3,824,320	3,785,937

Commitments and contingencies — Note L

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600,000 shares; Issued and outstanding: 361,463 shares as of May 31, 2010, and 360,976 shares as of May 31, 2009, respectively	3,615	3,610
Additional paid-in capital	499,665	466,427
Retained earnings	856,290	829,501
Accumulated other comprehensive income	42,409	41,940

Total stockholders’ equity	1,401,979	1,341,478

Total liabilities and stockholders’ equity	$5,226,299	$5,127,415

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In thousands

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	(loss)/income	Total

Balance as of May 31, 2007	382,151	$3,822	$362,982	$1,595,105	$(9,661)	$1,952,248
Net income				576,145		576,145
Unrealized gains on securities, net of tax					25,708	25,708

Total comprehensive income						601,853
Common shares repurchased	(23,658)	(237)	(24,395)	(975,367)		(999,999)
Cash dividends declared				(442,146)		(442,146)
Stock-based compensation			25,535			25,535
Stock-based award transactions	2,007	20	67,517			67,537
Cumulative effect of accounting change for uncertain tax positions				(8,386)		(8,386)

Balance as of May 31, 2008	360,500	3,605	431,639	745,351	16,047	1,196,642

Net income				533,545		533,545
Unrealized gains on securities, net of tax					25,893	25,893

Total comprehensive income						559,438
Cash dividends declared				(447,732)		(447,732)
Stock-based compensation			25,827			25,827
Stock-based award transactions	476	5	8,961	(1,663)		7,303

Balance as of May 31, 2009	360,976	3,610	466,427	829,501	41,940	1,341,478

Net income				476,999		476,999
Unrealized gains on securities, net of tax					469	469

Total comprehensive income						477,468
Cash dividends declared				(448,558)		(448,558)
Stock-based compensation			25,716			25,716
Stock-based award transactions	487	5	7,522	(1,652)		5,875

Balance as of May 31, 2010	361,463	$3,615	$499,665	$856,290	$42,409	$1,401,979

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

Year ended May 31,	2010	2009	2008

Operating activities
Net income	$476,999	$533,545	$576,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	86,445	85,772	80,614
Amortization of premiums and discounts on available-for-sale securities	35,048	22,956	19,033
Stock-based compensation costs	25,580	25,707	25,434
(Benefit)/provision for deferred income taxes	(3,856)	(1,866)	3,713
Provision for allowance for doubtful accounts	2,631	2,910	3,044
Provision for litigation reserve	18,700	—	—
Net realized gains on sales of available-for-sale securities	(3,232)	(1,135)	(6,450)
Changes in operating assets and liabilities:
Interest receivable	(950)	6,713	19,189
Accounts receivable	(10,190)	3,818	(800)
Prepaid expenses and other current assets	(2,570)	8,356	(5,080)
Accounts payable and other current liabilities	(15,003)	(10,049)	2,715
Net change in other assets and liabilities	1,321	12,044	7,112

Net cash provided by operating activities	610,923	688,771	724,669

Investing activities
Purchases of available-for-sale securities	(1,554,950)	(16,365,721)	(79,919,857)
Proceeds from sales and maturities of available-for-sale securities	1,152,019	17,958,518	81,568,872
Net change in funds held for clients’ money market securities and other cash equivalents	61,733	(1,101,371)	(581,738)
Purchases of property and equipment	(61,262)	(64,709)	(82,289)
Proceeds from sale of property and equipment	—	618	716
Acquisition of businesses, net of cash acquired	—	(6,466)	(32,940)
Proceeds from sale of business	13,050	—	—
Purchases of other assets	(11,912)	(16,407)	(19,599)

Net cash (used in)/provided by investing activities	(401,322)	404,462	933,165

Financing activities
Net change in client fund obligations	42,298	(346,002)	(198,649)
Repurchases of common stock	—	—	(999,999)
Dividends paid	(448,558)	(447,732)	(442,146)
Proceeds from and excess tax benefit related to exercise of stock options	8,206	9,033	67,844

Net cash used in financing activities	(398,054)	(784,701)	(1,572,950)

(Decrease)/increase in cash and cash equivalents	(188,453)	308,532	84,884
Cash and cash equivalents, beginning of fiscal year	472,769	164,237	79,353

Cash and cash equivalents, end of fiscal year	$284,316	$472,769	$164,237

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business and Significant Accounting Policies

Description of business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2010 (“fiscal 2010”), 2009 (“fiscal 2009”), and 2008 (“fiscal 2008”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2010 and May 31, 2009.

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

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. The Company handles regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, Paychex electronically collects net payroll from the clients’ bank account, typically one business day before payday, and provides payment to the employee on payday.

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

The Human Resource Services portfolio of services and products provides small- to medium-sized businesses with retirement services administration, insurance services, eServices, and other human resource services and products. Paychex HR Solutions is available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options provide a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides more sophisticated health care offerings to PEO clients. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc.

Basis of presentation:  The Consolidated Financial Statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, U.S. agency discount notes, and other investments with a maturity of three months or less as of the balance sheet date.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $1.9 million as of May 31, 2010 and $4.0 million as of May 31, 2009. The decrease in allowance for doubtful accounts from May 31, 2009 was the result of the sale of Paychex Time and Attendance Inc. (“Stromberg”), an immaterial component of the Company. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from their respective portfolios are included in interest on funds held for clients and investment income, net.

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

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally ten to 35 years or the remaining life, whichever is shorter, for buildings and improvements; two to seven years for data processing equipment; seven years for furniture and fixtures; and ten years or the life of the lease, whichever is shorter, for leasehold improvements. Normal and recurring repair and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to five years, except for substantial changes in the functionality of processing applications, for which the estimated useful life may be longer. For software developed for internal use certain costs are capitalized including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal 2010, fiscal 2009, or fiscal 2008. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either the straight-line method, an accelerated method, or based on client attrition. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Other long-term assets:  Included in other long-term assets is the Company’s investment as a limited partner in various low-income housing partnerships. These partnerships were determined to be variable interest entities (“VIEs”). The Company is not the primary beneficiary of these VIEs and, therefore, does not consolidate them in its results of operations or financial position. The investments in these partnerships are accounted for under the equity method of accounting, with the Company’s share of partnership losses recorded in investment income, net on the Consolidated Statements of Income. The net investment in these entities recorded on the Consolidated Balance Sheets was $0.6 million as of May 31, 2010 and $1.5 million as of May 31, 2009.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.1 billion for fiscal 2010, and $2.6 billion for both fiscal 2009 and fiscal 2008.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2010 and fiscal 2009 policies. As of May 31, 2010 and May 31, 2009, the Company had recorded current liabilities of $5.8 million and $7.9 million, respectively, and long-term liabilities of $20.1 million and $17.9 million, respectively, on its Consolidated Balance Sheets for workers’ compensation claims.

Stock-based compensation costs:  All stock-based awards to employees, including grants of stock options, are recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility using weekly stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior.

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

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.

The Company maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its Consolidated Financial Statements. Prior to recording the related tax benefit in the Consolidated Financial Statements, the Company must conclude that tax positions must be “more likely than not” to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the Consolidated Financial Statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the “more likely than not” standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the “more likely than not” standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the “more likely than not” standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions was $27.5 million as of May 31, 2010 and $25.7 million as of May 31, 2009. Refer to Note H of the Notes to Consolidated Financial Statements for further discussion of the Company’s reserve for uncertain tax positions.

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

Recently adopted accounting pronouncements:  Effective June 1, 2009, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on its Consolidated Financial Statements:

•	Revised guidance on business combinations that establishes principles and requirements for recognizing and measuring the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. This guidance also requires that acquisition-related costs and costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred;

•	Guidance on subsequent events that establishes standards related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements;

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Guidance on determination of the useful life of intangible assets that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset; and

•	Updates to authoritative standards that provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of debt securities. Refer to Notes D and E of the Notes to Consolidated Financial Statements for disclosures related to the Company’s investments in debt securities and fair value measurements.

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

Effective March 1, 2010, the Company adopted FASB authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. The adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Recently issued accounting pronouncements:  In June 2009, the FASB issued the following authoritative guidance, which was incorporated into the Codification in December 2009:

•	Guidance amending the accounting and reporting standards for transfers and servicing of financial assets, including the removal of the concept of a qualifying special purpose entity; and

•	Guidance to require a qualitative analysis rather than a quantitative-based risks and rewards calculation to determine the primary beneficiary of a VIE for consolidation purposes. This qualitative approach focuses on identifying which entity has the power to direct the activities of a VIE with the most significant impact on the VIE’s economic performance.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s Consolidated Financial Statements.

Note B —	Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), effective on October 12, 2005 upon its approval by the Company’s stockholders, authorizes grants of up to 29.1 million shares of the Company’s common stock. As of May 31, 2010, there were 14.1 million shares available for future grants under the 2002 Plan. No future grants will be made pursuant to the Paychex, Inc. 1998 Stock Incentive Plan, which expired in August 2002; however, options to purchase an aggregate of 1.5 million shares under the plan remain outstanding as of May 31, 2010.

All stock-based awards to employees are recognized as compensation costs in the Consolidated Financial Statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period and increase additional paid-in capital. For grants prior to June 1, 2006, costs were recognized on an accelerated basis over the requisite service period.

Stock-based compensation expense was $25.6 million, $25.7 million, and $25.4 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. Related income tax benefits recognized were $7.9 million, $8.0 million, and $7.4 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2010, the total unrecognized compensation cost related to all unvested stock-based awards was $52.0 million and is expected to be recognized over a weighted-average period of 1.7 years.

Stock option grants:  Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers, outside directors, and management are typically approved by the Board in July. Non-qualified stock option grants to officers and management vest 20% per annum while grants to the Board vest one-third per annum.

The Company has granted stock options to virtually all non-management employees with at least 90 days of service, and shares remain outstanding for the following broad-based stock option grants:

		Exercise	Shares
	Shares	price	outstanding as of
Date of broad-based grant	granted	per share	May 31, 2010	Vesting schedule

October 2001	1,295,000	$33.17	350,000	25% each October in 2002 through 2005
April 2004	1,655,000	$37.72	755,000	25% each April in 2005 through 2008
October 2006	2,033,000	$37.32	1,294,000	20% each October in 2007 through 2011

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Historically, each April and October, the Company has granted options to newly hired employees who met certain criteria. Beginning with grants issued in October 2005, such grants of options vest 20% per annum. Any future grants of stock-based awards are subject to the discretion of the Board.

The following table summarizes stock option activity for the three years ended May 31, 2010:

			Weighted-average
	Shares subject	Weighted-average	remaining	Aggregate intrinsic
	to options	exercise price	contractual term	value(1)
	(thousands)	per share	(years)	(thousands)

Outstanding as of May 31, 2007	16,268	$34.12
Granted	971	$40.99
Exercised	(1,974)	$29.77
Forfeited	(854)	$36.84
Expired	(103)	$38.38

Outstanding as of May 31, 2008	14,308	$35.00
Granted	1,007	$30.10
Exercised	(371)	$23.41
Forfeited	(591)	$36.11
Expired	(350)	$37.56

Outstanding as of May 31, 2009	14,003	$34.84
Granted	1,391	$26.34
Exercised	(355)	$23.12
Forfeited	(448)	$33.35
Expired	(428)	$36.18

Outstanding as of May 31, 2010	14,163	$34.31	5.4	$4,175

Exercisable as of May 31, 2010	9,770	$34.95	4.5	$232

(1)	Market price of the underlying stock as of May 28, 2010 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In thousands, except per share amounts	2010	2009	2008

Weighted-average grant-date fair value of stock options granted (per share)	$4.37	$6.52	$9.84
Total intrinsic value of stock options exercised	$1,378	$2,576	$25,154
Total fair value of stock options vested	$18,996	$25,842	$32,340

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2010	2009	2008

Risk-free interest rate	3.0%	3.2%	4.3%
Dividend yield	4.5%	3.6%	2.9%
Volatility factor	.28	.28	.26
Expected option life in years	6.3	6.3	6.0

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility using weekly stock prices over a period equal to the expected option life and implied market volatility. The expected option life is based on historical exercise behavior.

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

Restricted stock awards:  The Board has approved grants of restricted stock awards to the Company’s officers and outside directors in accordance with the 2002 Plan. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time of vesting of the awards. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.

For restricted stock awards granted to officers, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, up to one-third of the award may vest. If all the targets are met for three consecutive years, the award will be fully vested. For outside directors, the shares vest on the third anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

The following table summarizes restricted stock activity for the three years ended May 31, 2010:

		Weighted-average
		grant-date
	Restricted	fair value
In thousands, except per share amounts	shares	per share

Nonvested as of May 31, 2007	105	$36.87
Granted	134	$43.91
Vested	(33)	$36.87
Forfeited	(16)	$41.09

Nonvested as of May 31, 2008	190	$41.48
Granted	140	$31.76
Vested	(66)	$39.82
Forfeited	(19)	$36.81

Nonvested as of May 31, 2009	245	$36.74
Granted	153	$24.60
Vested	(9)	$35.79
Forfeited	(19)	$32.66

Nonvested as of May 31, 2010	370	$31.95

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for the three years ended May 31, 2010:

		Weighted-average
		grant-date
		fair value
In thousands, except per share amounts	RSUs	per share

Nonvested as of May 31, 2007	—	—
Granted	499	$40.60
Vested	—	—
Forfeited	(29)	$40.60

Nonvested as of May 31, 2008	470	$40.60
Granted	607	$28.30
Vested	(93)	$40.60
Forfeited	(44)	$34.65

Nonvested as of May 31, 2009	940	$32.93
Granted	567	$20.62
Vested	(193)	$34.01
Forfeited	(69)	$28.88

Nonvested as of May 31, 2010	1,245	$27.39

Non-compensatory employee benefit plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal 2010, fiscal 2009, or fiscal 2008 related to this plan.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In thousands, except per share amounts	2010	2009	2008

Basic earnings per share:
Net income	$476,999	$533,545	$576,145
Weighted-average common shares outstanding	361,359	360,783	368,420

Basic earnings per share	$1.32	$1.48	$1.56

Diluted earnings per share:
Net income	$476,999	$533,545	$576,145
Weighted-average common shares outstanding	361,359	360,783	368,420
Dilutive effect of common share equivalents at average market price	369	202	1,108

Weighted-average common shares outstanding, assuming dilution	361,728	360,985	369,528

Diluted earnings per share	$1.32	$1.48	$1.56

Weighted-average anti-dilutive common share equivalents	13,020	13,503	6,465

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In December 2007, the Company completed its stock repurchase program commenced in August 2007 to repurchase shares of its common stock, and repurchased 23.7 million shares for $1.0 billion.

Note D —	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,754,545	$—	$—	$1,754,545
Available-for-sale securities:
General obligation municipal bonds	951,085	33,653	(248)	984,490
Pre-refunded municipal bonds(1)	539,809	19,545	(26)	559,328
Revenue municipal bonds	368,075	13,726	(121)	381,680
Variable rate demand notes(2)	226,280	—	—	226,280
Other equity securities	20	49	—	69

Total available-for-sale securities	2,085,269	66,973	(395)	2,151,847
Other	7,484	15	(235)	7,264

Total funds held for clients and corporate investments	$3,847,298	$66,988	$(630)	$3,913,656

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In thousands	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,816,278	$—	$—	$1,816,278
Available-for-sale securities:
General obligation municipal bonds	849,594	32,698	(136)	882,156
Pre-refunded municipal bonds(1)	527,864	21,334	(24)	549,174
Revenue municipal bonds	336,675	12,818	(32)	349,461
Variable rate demand notes	—	—	—	—
Other equity securities	20	42	—	62

Total available-for-sale securities	1,714,153	66,892	(192)	1,780,853
Other	7,477	—	(1,288)	6,189

Total funds held for clients and corporate investments	$3,537,908	$66,892	$(1,480)	$3,603,320

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

(2)	Beginning in November 2009, the Company began to invest in variable rate demand notes (“VRDNs”) for the first time since September 2008.

Included in money market securities and other cash equivalents as of May 31, 2010 and May 31, 2009 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In thousands	2010	2009

Funds held for clients	$3,541,054	$3,501,376
Corporate investments	82,496	19,710
Long-term corporate investments	290,106	82,234

Total funds held for clients and corporate investments	$3,913,656	$3,603,320

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company follows a conservative investment strategy of optimizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. It limits the amounts that can be invested in any single issuer, and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of May 31, 2010 are traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.

The Company’s available-for-sale securities reflected a net unrealized gain of $66.6 million as of May 31, 2010 compared with a net unrealized gain of $66.7 million as of May 31, 2009. The gross unrealized losses of $0.4 million, included in the net unrealized gain as of May 31, 2010, were comprised of 23 available-for-sale securities, which had a total fair value of $73.6 million. The gross unrealized losses of $0.2 million, included in the

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net unrealized gain as of May 31, 2009, were comprised of 14 available-for-sale securities with a total fair value of $39.4 million. The securities in an unrealized loss position were as follows as of May 31, 2010 and May 31, 2009:

The securities in an unrealized loss position were as follows:

	May 31, 2010
	Less than		More than
	twelve months		twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	losses	value	losses	value	losses	value

Type of issue:
General obligation municipal bonds	$(248)	$44,025	$—	$—	$(248)	$44,025
Pre-refunded municipal bonds	(26)	4,135	—	—	(26)	4,135
Revenue municipal bonds	(121)	25,469	—	—	(121)	25,469

Total	$(395)	$73,629	$—	$—	$(395)	$73,629

	May 31, 2009
	Less than		More than
	twelve months		twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In thousands	losses	value	losses	value	losses	value

Type of issue:
General obligation municipal bonds	$(136)	$28,915	$—	$—	$(136)	$28,915
Pre-refunded municipal bonds	(24)	4,490	—	—	(24)	4,490
Revenue municipal bonds	(21)	2,943	(11)	3,010	(32)	5,953

Total	$(181)	$36,348	$(11)	$3,010	$(192)	$39,358

The Company regularly reviews its investment portfolios to determine if any investment is other-than-
temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2010 were not other-than-temporarily impaired. While $73.6 million of available-for-sale securities had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the decline in the fair value to $0.4 million below amortized cost was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of May 31, 2010 and the majority of the securities in an unrealized loss position as of May 31, 2009 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity, and further believes that it is more likely than not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In thousands	2010	2009	2008

Gross realized gains	$3,235	$1,269	$7,161
Gross realized losses	(3)	(134)	(711)

Net realized gains	$3,232	$1,135	$6,450

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2010
	Amortized	Fair
In thousands	cost	value

Maturity date:
Due in one year or less	$320,289	$323,966
Due after one year through three years	756,267	783,097
Due after three years through five years	499,530	526,116
Due after five years	509,163	518,599

Total	$2,085,249	$2,151,778

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note E —	Fair Value Measurements

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2010
		Quoted
		prices in		Significant
	Carrying	active	Significant other	unobservable
	value	markets	observable inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$984,490	$—	$984,490	$—
Pre-refunded municipal bonds	559,328	—	559,328	—
Revenue municipal bonds	381,680	—	381,680	—
Variable rate demand notes	226,280	—	226,280	—
Other equity securities	69	69	—	—

Total available-for-sale securities	$2,151,847	$69	$2,151,778	$—
Other securities	$7,264	$7,264	$—	$—
Liabilities:
Other long-term liabilities	$7,254	$7,254	$—	$—

	May 31, 2009
		Quoted
		prices in		Significant
	Carrying	active	Significant other	unobservable
	value	markets	observable inputs	inputs
In thousands	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$882,156	$—	$882,156	$—
Pre-refunded municipal bonds	549,174	—	549,174	—
Revenue municipal bonds	349,461	—	349,461	—
Variable rate demand notes	—	—	—	—
Other equity securities	62	62	—	—

Total available-for-sale securities	$1,780,853	$62	$1,780,791	$—
Other securities	$6,189	$6,189	$—	$—
Liabilities:
Other long-term liabilities	$6,197	$6,197	$—	$—

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F —	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In thousands	2010	2009

Land and improvements	$4,200	$4,033
Buildings and improvements	84,080	83,386
Data processing equipment	186,778	180,448
Software	178,793	165,959
Furniture, fixtures, and equipment	147,093	143,638
Leasehold improvements	91,418	88,509
Construction in progress	17,916	4,034

Total property and equipment, gross	710,278	670,007
Less: Accumulated depreciation and amortization	442,695	395,477

Property and equipment, net of accumulated depreciation	$267,583	$274,530

Depreciation expense was $64.6 million, $64.0 million, and $61.4 million for fiscal years 2010, 2009, and 2008, respectively.

Note G —	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $421.6 million as of May 31, 2010, and $433.3 million as of May 31, 2009. The decrease in goodwill was due to divesting of Stromberg, an immaterial component of the Company.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In thousands	2010	2009

Client lists	$194,339	$194,887
Other intangible assets	4,935	5,675

Total intangible assets, gross	199,274	200,562
Less: Accumulated amortization	136,012	123,921

Intangible assets, net of accumulated amortization	$63,262	$76,641

Amortization expense for intangible assets was $21.9 million, $21.8 million, and $19.2 million for fiscal years 2010, 2009, and 2008, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In thousands
Year ending May 31,	Estimated amortization expense

2011	$19,312
2012	$16,209
2013	$11,342
2014	$7,177
2015	$4,574

Note H —	Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In thousands	2010	2009

Deferred tax assets:
Litigation reserve	$—	$7,637
Compensation and employee benefit liabilities	14,753	14,412
Other current liabilities	8,300	8,974
Tax credit carry forward	22,467	17,491
Depreciation	11,985	10,025
Stock-based compensation	25,218	20,770
Other	7,565	6,121

Gross deferred tax assets	90,288	85,430

Deferred tax liabilities:
Capitalized software	27,578	26,711
Intangible assets	27,679	25,529
Revenue not subject to current taxes	10,513	10,896
Unrealized gains on available-for-sale securities	24,115	24,710
Other	332	849

Gross deferred tax liabilities	90,217	88,695

Net deferred tax asset/(liability)	$71	$(3,265)

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	Year ended May 31,
In thousands	2010	2009	2008

Current:
Federal	$230,143	$256,030	$252,623
State	26,022	24,366	22,334

Total current	256,165	280,396	274,957

Deferred:
Federal	(3,812)	(1,313)	4,036
State	(44)	(553)	(323)

Total deferred	(3,856)	(1,866)	3,713

Provision for income taxes	$252,309	$278,530	$278,670

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	2.3	1.9	1.7
Tax-exempt municipal bond interest	(2.7)	(2.6)	(4.1)

Effective income tax rate	34.6%	34.3%	32.6%

On June 1, 2007, the Company adopted authoritative accounting guidance on uncertain tax positions. This guidance prescribes minimum recognition thresholds for evaluating uncertain income tax positions, and provides information on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The impact of the adoption mainly affected the state income tax rate, net of federal benefit.

Upon adoption, the Company recorded a cumulative effect adjustment by increasing its reserve for uncertain tax positions by $8.4 million, with an offsetting decrease to opening retained earnings. As of May 31, 2010 and May 31, 2009, the total reserve for uncertain tax positions was $27.5 million and $25.7 million, respectively, and is included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In thousands	2010	2009	2008

Balance as of beginning of fiscal year	$35,808	$25,673	$15,911
Additions for tax positions of the current year	464	10,749	9,650
Adjustments for tax positions of prior years	25	(167)	102
Settlements with tax authorities	—	(102)	241
Expiration of the statute of limitations	(472)	(345)	(231)

Balance as of end of fiscal year	$35,825	$35,808	$25,673

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to U.S. federal income tax as well as income tax in one foreign and numerous state jurisdictions. Uncertain tax positions relate primarily to state income tax matters. The Company believes it is probable that the reserve for uncertain tax positions will increase in the next twelve months, resulting from the settlement of open periods and the effect of operations on anticipated tax benefits. It is anticipated that this increase will impact the tax provision in the range of $1.0 million to $3.0 million. The Company is currently under a state income tax audit for fiscal years 2004 through 2007. The examination phase of the audit is ongoing. On July 14, 2010, the Company received a summary of proposed tax audit adjustments from the New York State Department of Taxation and Finance, which are in excess of the reserve recorded as of May 31, 2010. The Company is currently evaluating the proposed tax audit adjustments and preparing a response to those proposed adjustments. The Company expects to vigorously defend its positions. While the Company believes its reserve for uncertain tax positions is adequate, it is not possible to reasonably estimate the impact, if any, if resolution is ultimately unfavorable to the Company. An unfavorable outcome of this matter could have a material adverse impact on the Company’s financial position and results of operations in the period in which the matter is concluded.

The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2007. Fiscal 2008 is currently under examination and fiscal 2009 and fiscal 2010 are still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2005, primarily due to expiration of the statute of limitations. Audit outcomes and the timing of audit settlements are subject to a high degree of uncertainty. As of May 31, 2010, substantially all of the $27.5 million reserve for uncertain tax positions, if recognized, would favorably affect the Company’s effective income tax rate.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal 2010 and fiscal 2009 was immaterial to the Company’s results of operations.

Note I —	Other Comprehensive Income

Other comprehensive income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive income:

	Year ended May 31,
In thousands	2010	2009	2008

Unrealized holding gains	$3,106	$42,965	$46,127
Income tax expense related to unrealized holding gains	(574)	(16,357)	(16,235)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(3,232)	(1,135)	(6,450)
Income tax expense on reclassification adjustment for net gain on sale of available-for-sale securities	1,169	420	2,266

Other comprehensive income	$469	$25,893	$25,708

As of May 31, 2010, the accumulated other comprehensive income was $42.4 million, which was net of taxes of $24.1 million. As of May 31, 2009, the accumulated other comprehensive income was $41.9 million, which was net of taxes of $24.7 million.

Note J —	Supplemental Cash Flow Information

Income taxes paid were $258.0 million, $261.8 million, and $258.6 million for fiscal years 2010, 2009, and 2008, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note K —	Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. Prior to April 2009, the Company matched up to 100% of the first 3% of eligible pay and up to 50% of the next 2% of eligible pay that an employee contributed to the Plan. Prior to September 2007, the Company matched 50% of an employee’s voluntary contribution up to 6% of eligible pay. Effective April 3, 2009, the Company suspended the employer matching contribution and as of May 31, 2010, had not yet made a decision related to its reinstatement.

The Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (ESOP) Stock Fund, are not restricted in any manner. The Company match contribution, when in effect, follows the same fund elections as the employee compensation deferrals.

Company contributions to the Plan for fiscal 2009 and fiscal 2008 were $14.3 million and $15.1 million, respectively.

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors to defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. In fiscal 2009, participants were allowed to make a one-time election for a distribution under the Internal Revenue Service Section 409A transition rules. The amounts accrued under these plans were $7.3 million and $6.2 million as of May 31, 2010 and May 31, 2009, respectively, and are reflected in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Note L —	Commitments and Contingencies

Lines of credit:  As of May 31, 2010, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2010 or as of May 31, 2010.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which arrangements are discussed below.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $50.3 million and $65.8 million as of May 31, 2010 and May 31, 2009, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2010 and May 2011, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2010 or as of May 31, 2010. Subsequent to May 31, 2010, the letter of credit expiring in July 2010 was renewed and will expire in July 2011.

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

On March 9, 2010, the Court of Appeal of the State of California upheld a jury verdict issued on June 27, 2007 in litigation brought by one of the licensees. In that case, the California Superior Court, Los Angeles County jury awarded to the plaintiff $15.0 million in compensatory damages and subsequently awarded an additional $11.0 million in punitive damages. The Company satisfied the judgment, including statutory interest, without further appeal. This was the final pending matter in the Rapid Payroll litigation.

During fiscal 2010, the Company increased its litigation reserve by $18.7 million for the Rapid Payroll litigation. The Company’s management currently believes that resolution of outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and the results of operations in the period in which any such effect is recorded.

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2010, 2009, and 2008 was $46.9 million, $46.6 million, and $44.5 million, respectively. As of May 31, 2010, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In thousands
Year ending May 31,	Minimum lease payments

2011	$41,441
2012	$34,803
2013	$25,042
2014	$18,342
2015	$13,743
Thereafter	$14,573

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other commitments:  As of May 31, 2010, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $73.0 million, including $8.9 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In thousands
Year ending May 31,	Minimum payment obligation

2011	$46,228
2012	$16,226
2013	$7,357
2014	$1,186
2015	$1,156
Thereafter	$853

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

During fiscal years 2010, 2009, and 2008, the Company purchased approximately $3.2 million, $4.5 million, and $4.4 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2010, 2009, and 2008, the Company purchased approximately $0.4 million, $0.5 million, and $0.5 million, respectively, of services from Dun & Bradstreet Corporation. Jonathan J. Judge, the Company’s President and Chief Executive Officer, is a member of the Board of Directors of Dun & Bradstreet Corporation.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note N —	Quarterly Financial Data (Unaudited)
In thousands, except per share amounts

	Three Months Ended
Fiscal 2010	August 31	November 30	February 28(1)	May 31	Full Year

Service revenue	$486,491	$483,024	$493,790	$482,484	$1,945,789
Interest on funds held for clients	13,723	13,552	14,029	13,727	55,031

Total revenue	500,214	496,576	507,819	496,211	2,000,820

Operating income	189,867	193,065	168,249	173,614	724,795
Investment income, net	905	1,147	1,180	1,281	4,513

Income before income taxes	190,772	194,212	169,429	174,895	729,308
Income taxes	67,152	68,362	57,422	59,373	252,309

Net income	$123,620	$125,850	$112,007	$115,522	$476,999

Basic earnings per share(2)	$0.34	$0.35	$0.31	$0.32	$1.32
Diluted earnings per share(2)	$0.34	$0.35	$0.31	$0.32	$1.32
Weighted-average common shares outstanding	361,208	361,392	361,417	361,451	361,359
Weighted-average common shares outstanding, assuming dilution	361,362	361,692	361,860	362,032	361,728
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(3)	$285	$729	$1,275	$943	$3,232

	Three Months Ended
Fiscal 2009	August 31	November 30	February 28	May 31	Full Year

Service revenue	$509,867	$504,383	$512,196	$480,859	$2,007,305
Interest on funds held for clients	24,218	19,777	16,385	15,074	75,454

Total revenue	534,085	524,160	528,581	495,933	2,082,759

Operating income	221,585	211,900	197,401	174,314	805,200
Investment income, net	3,051	1,932	1,067	825	6,875

Income before income taxes	224,636	213,832	198,468	175,139	812,075
Income taxes	75,927	73,590	67,678	61,335	278,530

Net income	$148,709	$140,242	$130,790	$113,804	$533,545

Basic earnings per share(2)	$0.41	$0.39	$0.36	$0.32	$1.48
Diluted earnings per share(2)	$0.41	$0.39	$0.36	$0.32	$1.48
Weighted-average common shares outstanding	360,629	360,812	360,821	360,892	360,783
Weighted-average common shares outstanding, assuming dilution	361,040	360,977	360,913	361,034	360,985
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(3)	$300	$405	$173	$257	$1,135

(1)	Includes an expense charge of $18.7 million to increase the litigation reserve.

(2)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(3)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In thousands

	Balance as of	Additions		Balance as
	beginning	charged to	Costs and	of end
Description	of year	expenses	deductions(1)	of year

2010
Allowance for doubtful accounts	$4,032	$2,631	$4,811	$1,852
Reserve for client fund losses	$3,188	$3,460	$4,057	$2,591
2009
Allowance for doubtful accounts	$4,083	$2,910	$2,961	$4,032
Reserve for client fund losses	$2,888	$4,379	$4,079	$3,188
2008
Allowance for doubtful accounts	$3,285	$3,044	$2,246	$4,083
Reserve for client fund losses	$2,543	$4,214	$3,869	$2,888

(1)	Uncollectible amounts written off, net of recoveries. For fiscal 2010, this column includes the amount disposed of with the divestiture of Stromberg, an immaterial component of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting:  We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2010, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience

Jonathan J. Judge	56	Mr. Judge has been President and Chief Executive Officer of the Company since October 2004. Prior to joining Paychex, he served as President and Chief Executive Officer of Crystal Decisions, Inc., an information management software company from October 2002 through December 2003. Mr. Judge serves as a member of the Upstate New York Regional Advisory Board (UNYRAB) of the Federal Reserve Bank of New York. He is a director of PMC-Sierra, Inc. and Dun & Bradstreet Corporation. He also serves as a director of the Company and is chairman of the Executive Committee.
John M. Morphy	62	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.
Martin Mucci	50	Mr. Mucci joined the Company in March 2002 as a consultant on operational issues of the Company, including responsibility for implementation of the Advantage Payroll Services Inc. acquisition, and was appointed Senior Vice President, Operations in October 2002.
Delbert M. Humenik	48	Mr. Humenik was appointed Senior Vice President of Sales and Marketing of the Company in September 2009. Prior to joining the Company, he served as Senior Vice President and General Manager for R.H. Donnelly Corporation, a leading national consumer and business-to-business local commercial search company, since 2007. From 2005 to 2006, he was Senior Vice President for R.H. Donnelly and from 2002 to 2005, he was Senior Vice President at Verizon Communications, a world leader in communication services. During his 20-year tenure with Verizon, Mr. Humenik held various sales management and executive leadership positions.
Jennifer Vossler	47	Ms. Vossler joined the Company in May 2009 as Vice President and Controller. Prior to joining the Company, she served as Vice President and Corporate Controller, and held various executive and senior management positions during her eleven years at Bausch & Lomb Incorporated. Previously in her career, she held leadership roles with a global facilities management outsourcing company and a public accounting firm.
William G. Kuchta, Ed. D	63	Mr. Kuchta joined the Company in February 1995 and was named Vice President, Organizational Development in April 1996. From 1993 to 1995, he was principal of his own consulting firm, and from 1989 to 1993, he served as Vice President of Human Resources of Fisons Corporation, a pharmaceutical company.

On July 12, 2010, Paychex announced Mr. Judge’s resignation from his position as President and Chief Executive Officer effective July 31, 2010. Until his replacement is in place, the Board has established an executive committee comprised of Delbert M. Humenik, John M. Morphy, and Martin Mucci. Chairman of the Board, B. Thomas Golisano, and the Board will provide oversight for the executive committee.

In connection with his resignation, Mr. Judge signed a separation agreement. The following is a summary of terms and conditions of that agreement.

•	Mr. Judge will receive a severance payment of $1.9 million, as well as immediate acceleration on July 31, 2010 of unvested equity awards granted prior to July 1, 2007; and health insurance premiums for twelve months.

•	An additional 11,111 shares of restricted stock and an additional 30,000 non-qualified stock options from the July 17, 2007 awards will also vest immediately on July 31, 2010.

•	All vested and exercisable equity awards will continue to be governed by applicable plan documents.

•	In consideration of the Company entering into the agreement, Mr. Judge has agreed to certain non-compete, non-disparagement, confidentiality, and non-solicitation provisions. In addition to the agreement and in consideration of benefits received as indicated above, Mr. Judge entered into a general release of all claims with the Company.

•	Certain terms of Mr. Judge’s employment agreement dated November 30, 2007 survive the separation and remain in full force as do the non-competition, non-solicitation, confidentiality, and detrimental conduct provisions of Mr. Judge’s July 2008 and July 2009 equity compensation agreements with the Company.

Mr. Judge is expected to continue to serve as a director of the Company through the end of his term of service to the Board in October 2010. On July 12, 2010, Mr. Judge informed the Board that he does not intend to stand for re-election. There were no disagreements between Mr. Judge and the Company relating to the Company’s operations, policies, or practices involved in Mr. Judge’s decision not to stand for re-election as a director.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “CODE OF BUSINESS ETHICS AND CONDUCT,” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

Item 11.	Executive Compensation

Refer to Part III, Item 10 for information on Mr. Judge’s resignation and separation agreement.

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2010,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the sub-heading “Equity Compensation Plan Information” within “PROPOSAL 2 — TO AMEND THE PAYCHEX, INC. 2002 STOCK INCENTIVE PLAN AND INCREASE THE SHARES AVAILABLE UNDER THE PLAN,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the sub-headings “Policy on Transactions with Related Persons” and “Board of Directors Committees” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the section “PROPOSAL 3 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	Financial Statements and Supplementary Data
See Financial Statements and Supplementary Data Table of Contents at page 31.
2.	Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 31. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10.2)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005), incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129572.
#	(10.3)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10.4)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10.5)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.6)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.7)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Amended and Restated 2007 Master Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.8)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2007.
#	(10.9)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.10)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.

#	(10.11)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10(n) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.12)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement, incorporated herein by reference from Exhibit 10(o) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.13)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors, incorporated herein by reference from Exhibit 10(p) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.14)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Agreement for Directors, incorporated herein by reference from Exhibit 10(q) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.15)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer), incorporated herein by reference from Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.16)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2009 Non-Qualified Stock Option Award Agreement (Special Grant), incorporated herein by reference from Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.17)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Board), incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
*#	(10.18)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer).
*#	(10.19)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement (Officer).
*#	(10.20)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Officer Performance Incentive Award Agreement (Long Term).
*#	(10.21)	Paychex, Inc. Form of Performance Award Incentive Program Fiscal Year 2011.
#	(10.22)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10.23)	Paychex, Inc. Indemnification Agreement with Jonathan J. Judge, incorporated herein by reference from Exhibit 10(k) to the Company’s Form 10-K filed with the Commission on July 22, 2005.
#	(10.24)	Paychex, Inc. Employment Agreement with Jonathan J. Judge dated November 30, 2007, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 4, 2007.
#	(10.25)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.26)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL instance document.
**	101.SCH	XBRL taxonomy extension schema document.
**	101.CAL	XBRL taxonomy extension calculation linkbase document.
**	101.LAB	XBRL taxonomy label linkbase document.
**	101.PRE	XBRL taxonomy extension presentation linkbase document.
**	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2010.

PAYCHEX, INC.

By:
/s/  Jonathan J. Judge
Jonathan J. Judge
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 16, 2010.

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