Form 10-Q
period 2010-08-31
PAYCHEX INC
filed 2010-09-27
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2010
Commission file number 0-11330

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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	361,670,988 Shares

CLASS	OUTSTANDING AS OF August 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended
	August 31,	August 31,
	2010	2009

Revenue:
Service revenue	$506.2	$486.5
Interest on funds held for clients	12.1	13.7

Total revenue	518.3	500.2

Expenses:
Operating expenses	160.2	163.3
Selling, general and administrative expenses	157.3	147.0

Total expenses	317.5	310.3

Operating income	200.8	189.9

Investment income, net	1.4	0.9

Income before income taxes	202.2	190.8

Income taxes	70.3	67.2

Net income	$131.9	$123.6

Basic earnings per share	$0.36	$0.34

Diluted earnings per share	$0.36	$0.34

Weighted-average common shares outstanding	361.6	361.2

Weighted-average common shares outstanding, assuming dilution	362.0	361.4

Cash dividends per common share	$0.31	$0.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	August 31,	May 31,
	2010	2010

ASSETS
Cash and cash equivalents	$272.9	$284.3
Corporate investments	177.2	82.5
Interest receivable	22.8	28.7
Accounts receivable, net of allowance for doubtful accounts	208.6	186.6
Deferred income taxes	—	3.8
Prepaid income taxes	—	6.7
Prepaid expenses and other current assets	28.3	25.5

Current assets before funds held for clients	709.8	618.1
Funds held for clients	3,290.1	3,541.0

Total current assets	3,999.9	4,159.1
Long-term corporate investments	266.3	290.1
Property and equipment, net of accumulated depreciation	268.0	267.6
Intangible assets, net of accumulated amortization	58.4	63.3
Goodwill	421.6	421.6
Deferred income taxes	21.3	21.1
Other long-term assets	3.5	3.5

Total assets	$5,039.0	$5,226.3

LIABILITIES
Accounts payable	$34.4	$37.3
Accrued compensation and related items	148.8	163.2
Deferred revenue	2.9	3.5
Accrued income taxes	54.8	—
Deferred income taxes	24.3	17.0
Other current liabilities	41.4	41.2

Current liabilities before client fund obligations	306.6	262.2
Client fund obligations	3,213.6	3,480.0

Total current liabilities	3,520.2	3,742.2
Accrued income taxes	27.9	27.4
Deferred income taxes	8.1	7.8
Other long-term liabilities	45.8	46.9

Total liabilities	3,602.0	3,824.3

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.7 shares as of August 31, 2010 and 361.5 shares as of May 31, 2010, respectively.	3.6	3.6
Additional paid-in capital	506.2	499.7
Retained earnings	873.0	856.3
Accumulated other comprehensive income	54.2	42.4

Total stockholders’ equity	1,437.0	1,402.0

Total liabilities and stockholders’ equity	$5,039.0	$5,226.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the three months ended
	August 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$131.9	$123.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	20.9	21.6
Amortization of premiums and discounts on available-for-sale securities	9.4	8.0
Stock-based compensation costs	7.1	6.7
Provision for deferred income taxes	3.6	4.2
Provision for allowance for doubtful accounts	0.2	1.0
Net realized gains on sales of available-for-sale securities	(0.1)	(0.3)
Changes in operating assets and liabilities:
Interest receivable	5.9	4.5
Accounts receivable	(22.2)	(24.3)
Prepaid expenses and other current assets	3.9	1.6
Accounts payable and other current liabilities	33.8	41.3
Net change in other assets and liabilities	(0.1)	(1.3)

Net cash provided by operating activities	194.3	186.6

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,958.4)	(336.6)
Proceeds from sales and maturities of available-for-sale securities	1,549.8	175.2
Net change in funds held for clients’ money market securities and other cash equivalents	598.3	423.1
Purchases of property and equipment	(16.6)	(10.1)
Purchases of other assets	(0.6)	(4.1)

Net cash provided by investing activities	172.5	247.5

FINANCING ACTIVITIES
Net change in client fund obligations	(266.4)	(485.4)
Dividends paid	(112.0)	(112.1)
Proceeds from and excess tax benefit related to exercise of stock options	0.2	5.9

Net cash used in financing activities	(378.2)	(591.6)

Decrease in cash and cash equivalents	(11.4)	(157.5)
Cash and cash equivalents, beginning of period	284.3	472.8

Cash and cash equivalents, end of period	$272.9	$315.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2010
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2010 and 2009. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2010 and May 31, 2010.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2010 (“fiscal 2010”). Operating results and cash flows for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2011 (“fiscal 2011”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $950.9 million and $708.4 million for the three months ended August 31, 2010, and 2009, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2011 and fiscal 2010 policies. As of August 31, 2010 and May 31, 2010, the Company had current liabilities of $6.8 million and $5.8 million, respectively, and long-term liabilities of $18.8 million and $20.1 million, respectively, on its Consolidated Balance Sheets.

Note A: Description of Business and Significant Accounting Policies — continued
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units (“RSUs”), and performance shares. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $7.1 million for the three months ended August 31, 2010, compared to $6.7 million for the respective prior year period. As of August 31, 2010, the total unrecognized compensation cost related to all unvested stock-based awards was $56.5 million and is expected to be recognized over a weighted-average period of 3.0 years.
The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period, as these awards do not earn dividend equivalents. The fair value of performance shares is equal to the closing market price as of the measurement date, adjusted for the present value of the expected dividends over the performance period.
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended
	August 31,
	2010	2009

Risk-free interest rate	2.5%	3.0%
Dividend yield	4.2%	4.5%
Volatility factor	.24	.28
Expected option life in years	6.5	6.4

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
Recently adopted accounting pronouncements: Effective June 1, 2010, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, neither of which had a material impact on its consolidated financial statements:
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
Recently issued accounting pronouncements: Recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2010	2009

Basic earnings per share:
Net income	$131.9	$123.6

Weighted-average common shares outstanding	361.6	361.2

Basic earnings per share	$0.36	$0.34

Diluted earnings per share:
Net income	$131.9	$123.6

Weighted-average common shares outstanding	361.6	361.2
Dilutive effect of common share equivalents at average market price	0.4	0.2

Weighted-average common shares outstanding, assuming dilution	362.0	361.4

Diluted earnings per share	$0.36	$0.34

Weighted-average anti-dilutive common share equivalents	14.2	14.6

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2010, 0.2 million shares of the Company’s common stock were issued for stock option exercises and vesting of restricted stock and RSUs, compared with 0.5 million shares for the three months ended August 31, 2009.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,156.3	$—	$—	$1,156.3
Available-for-sale securities:
General obligation municipal bonds	1,021.2	46.2	—	1,067.4
Pre-refunded municipal bonds(1)	503.8	21.5	—	525.3
Revenue municipal bonds	354.0	17.4	—	371.4
Variable rate demand notes	605.6	—	—	605.6

Total available-for-sale securities	2,484.6	85.1	—	2,569.7
Other	7.9	0.1	(0.4)	7.6

Total funds held for clients and corporate investments	$3,648.8	$85.2	$(0.4)	$3,733.6

	May 31, 2010
	Amortized	Gross unrealized	Gross unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,754.5	$—	$—	$1,754.5
Available-for-sale securities:
General obligation municipal bonds	951.1	33.7	(0.3)	984.5
Pre-refunded municipal bonds(1)	539.8	19.5	—	559.3
Revenue municipal bonds	368.0	13.8	(0.1)	381.7
Variable rate demand notes	226.3	—	—	226.3

Total available-for-sale securities	2,085.2	67.0	(0.4)	2,151.8
Other	7.5	—	(0.2)	7.3

Total funds held for clients and corporate investments	$3,847.2	$67.0	$(0.6)	$3,913.6

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note C: Funds Held for Clients and Corporate Investments — continued
Included in money market securities and other cash equivalents as of August 31, 2010 and May 31, 2010 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.
Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2010	2010

Funds held for clients	$3,290.1	$3,541.0
Corporate investments	177.2	82.5
Long-term corporate investments	266.3	290.1

Total funds held for clients and corporate investments	$3,733.6	$3,913.6

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company follows a conservative investment strategy of optimizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. The Company limits the amounts that can be invested in any single issuer and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of August 31, 2010 are traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $85.1 million as of August 31, 2010 compared with a net unrealized gain of $66.6 million as of May 31, 2010. There were no securities held as of August 31, 2010 that were in an unrealized loss position. As of May 31, 2010, there were 23 available-for-sale securities in an unrealized loss position as follows:

	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(0.3)	$44.0	$—	$—	$(0.3)	$44.0
Pre-refunded municipal bonds	—	4.1	—	—	—	4.1
Revenue municipal bonds	(0.1)	25.5	—	—	(0.1)	25.5

Total	$(0.4)	$73.6	$—	$—	$(0.4)	$73.6

Note C: Funds Held for Clients and Corporate Investments — continued
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2010 were not other-than-temporarily impaired, as none of the securities held had fair values that were below amortized cost. All of the securities in an unrealized loss position as of May 31, 2010 held an AA rating or better. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
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

	For the three months ended
	August 31,
In millions	2010	2009
Gross realized gains	$0.1	$0.3
Gross realized losses	—	—

Net realized gains	$0.1	$0.3

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2010
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$391.2	$395.9
Due after one year through three years	750.2	785.1
Due after three years through five years	456.6	484.1
Due after five years	886.6	904.6

Total	$2,484.6	$2,569.7

Variable rate demand notes (“VRDNs”) are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

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
The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company has the ability to access.

•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other significant observable inputs besides quoted prices.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2010
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,067.4	$—	$1,067.4	$—
Pre-refunded municipal bonds	525.3	—	525.3	—
Revenue municipal bonds	371.4	—	371.4	—
Variable rate demand notes	605.6	—	605.6	—

Total available-for-sale securities	$2,569.7	$—	$2,569.7	$—
Other securities	$7.6	$7.6	$—	$—
Liabilities:
Other long-term liabilities	$7.6	$7.6	$—	$—

Note D: Fair Value Measurements — continued

	May 31, 2010
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$984.5	$—	$984.5	$—
Pre-refunded municipal bonds	559.3	—	559.3	—
Revenue municipal bonds	381.7	—	381.7	—
Variable rate demand notes	226.3	—	226.3	—

Total available-for-sale securities	$2,151.8	$—	$2,151.8	$—
Other securities	$7.3	$7.3	$—	$—
Liabilities:
Other long-term liabilities	$7.3	$7.3	$—	$—

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

	August 31,	May 31,
In millions	2010	2010

Land and improvements	$4.2	$4.2
Buildings and improvements	85.6	84.1
Data processing equipment	190.4	186.8
Software	186.2	178.8
Furniture, fixtures, and equipment	147.0	147.1
Leasehold improvements	91.8	91.4
Construction in progress	17.1	17.9

Total property and equipment, gross	722.3	710.3
Less: Accumulated depreciation and amortization	454.3	442.7

Property and equipment, net of accumulated depreciation	$268.0	$267.6

Depreciation expense was $16.2 million and $16.4 million for the three months ended August 31, 2010 and 2009, respectively.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $421.6 million as of both August 31, 2010 and May 31, 2010.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In millions	2010	2010

Client lists	$195.0	$194.4
Other intangible assets	4.9	4.9

Total intangible assets, gross	199.9	199.3
Less: Accumulated amortization	141.5	136.0

Intangible assets, net of accumulated amortization	$58.4	$63.3

Amortization expense relating to intangible assets was $4.7 million and $5.2 million for the three months ended August 31, 2010 and 2009, respectively.
As of August 31, 2010, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2011 and the following four fiscal years is as follows:

In millions	Estimated amortization expense
Fiscal year ending May 31,
2011	$19.3
2012	$16.3
2013	$11.5
2014	$7.3
2015	$4.7

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,
In millions	2010	2009

Net income	$131.9	$123.6
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of taxes	11.9	1.5
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	(0.2)

Total other comprehensive income	11.8	1.3

Total comprehensive income	$143.7	$124.9

As of August 31, 2010, accumulated other comprehensive income was $54.2 million, which was net of taxes of $30.8 million. As of May 31, 2010, accumulated other comprehensive income was $42.4 million, which was net of taxes of $24.1 million.
Note H: Commitments and Contingencies
Lines of credit: As of August 31, 2010, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which arrangements are discussed next.

Note H: Commitments and Contingencies — continued
Letters of credit: As of August 31, 2010, the Company also had irrevocable standby letters of credit available totaling $47.5 million required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2010 and July 2011, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2010.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $9.6 million and $8.9 million of capital assets as of August 31, 2010 and May 31, 2010, respectively.
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
The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effect is recorded.
Note I: Related Party Transactions
During the three months ended August 31, 2010 and 2009, the Company purchased approximately $0.8 million and $1.5 million of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board of Directors (the “Board”).
During both the three months ended August 31, 2010 and 2009, the Company purchased approximately $0.4 million of services from Dun & Bradstreet Corporation. Jonathan J. Judge, the Company’s former President and Chief Executive Officer, and a current member of the Company’s Board, is a member of the Board of Directors of Dun & Bradstreet Corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2010 (the “first quarter”) and August 31, 2009, and our financial condition as of August 31, 2010. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2010 Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2010 (“fiscal 2010”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
     “Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995: Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks as well as those described in our periodic filings with the Securities and Exchange Commission (“SEC”):
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
Business
We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. Our business strategy is focused on achieving strong long-term financial performance by providing high quality, timely, accurate, and affordable services; growing our client base; continually improving client service to maximize client retention; increasing utilization of our ancillary services; leveraging our technological and operating infrastructure; and expanding our service and product offerings to continually add value for our clients.
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

Service	Description

Payroll:

Payroll processing	Includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Payroll tax administration services	Provides accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies.

Employee payment services	Provides the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us.

Regulatory compliance services	Includes new-hire reporting and garnishment processing, which allow employers to comply with legal requirements and reduce the risk of penalties.

Service	Description

Human Resource Services:

Paychex HR Solutions	Is available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both offer a package that includes payroll and compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide more sophisticated health care offerings to PEO clients.

Retirement services administration	Offers a variety of retirement plan options to employers, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer access online, electronic funds transfer, and other administrative services.

Insurance services	Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

eServices	Offers online software products for employee benefits management and administration and time and attendance solutions.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Overview
Our financial results for the first quarter of the fiscal year ending May 31, 2011 (“fiscal 2011”) reflected year-over-year growth. Checks per client increased 1.2% for the first quarter of fiscal 2011 compared to the same period last year, whereas for the first quarter of fiscal 2010 checks per client had declined 5.0% year over year. Checks per client for the fiscal fourth quarter ended May 31, 2010 had increased 1.1%.

Our financial results continue to be adversely impacted by the interest rate environment. The equity markets hit a low in March 2009, with interest rates available on high-quality instruments remaining low since then. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for the first quarter of fiscal 2011 compared to 1.7% for the same period last year.
Our operating income, net of certain items, as a percent of service revenue was 37.3% for the first quarter, up from 36.2% for the same period last year. We continue to manage our expenses while still investing in our business, particularly in areas related to selling and servicing our clients and the technological infrastructure to support these areas. These investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning us to capitalize on opportunities for long-term growth.
Highlights of the financial results for the first quarter as compared to the same period last year are as follows:
•	Payroll service revenue increased 2% to $360.7 million.

•	Human Resource Services revenue increased 10% to $145.5 million.

•	Interest on funds held for clients decreased 12% to $12.1 million.

•	Total revenue increased 4% to $518.3 million.

•	Operating income increased 6% to $200.8 million and operating income, net of certain items, increased 7% to $188.7 million. Refer to the “Non-GAAP Financial Measure” section below for further information on this non-GAAP measure.

•	Net income increased 7% to $131.9 million and diluted earnings per share increased 6% to $0.36 per share.

•	Cash flow from operations increased 4% to $194.3 million.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 7% to $188.7 million for the three months ended August 31, 2010 as compared to the same period last year. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations” section of this Form 10-Q.

Financial Position and Liquidity
The current credit crisis has resulted in unprecedented volatility in the global financial markets, which has curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, as of August 31, 2010, our financial position remained strong with cash and total corporate investments of $716.4 million and no debt.
We continue to follow our conservative investment strategy of optimizing liquidity and protecting principal. During the past two years, this has translated to significantly lower yields on high quality instruments, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominantly in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the first quarter of fiscal 2010, our primary short-term investment vehicle was U.S. agency discount notes. Starting in November 2009, we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”). We have gradually increased our investments in VRDNs to $605.6 million as of August 31, 2010, up from $226.3 million as of May 31, 2010. During the first quarter, we earned an after-tax rate of approximately 0.22% on VRDNs compared to approximately 0.08% on U.S. agency discount notes.
We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We limit the amounts that can be invested in any single issuer and invest in short-to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of August 31, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of August 31, 2010 are traded in active markets.
Our primary source of cash is our ongoing operations. Cash flow from operations was $194.3 million for the first quarter of fiscal 2011. Historically, we have funded our operations, capital purchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2010, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2010, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2011 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. Although our first quarter results were slightly better than anticipated, we remain cautiously optimistic about the economic recovery and will watch how fiscal 2011 evolves before determining if we should revise the fiscal 2011 guidance issued in June 2010. Our guidance at that time was as follows:
•	We project that payroll service revenue for fiscal 2011 will be flat compared to fiscal 2010. Human Resource Services revenue is anticipated to increase in the range of 10% to 13%. Interest on funds held for clients is expected to decrease in the range of 12% to 17%, while investment income, net is expected to increase in the range of 24% to 27%.

•	Operating income, net of certain items, as a percentage of service revenue is expected to range from 34% to 35% for fiscal 2011. The effective income tax rate is expected to approximate 35% for fiscal 2011. Net income is expected to improve slightly over fiscal 2010.
Interest on funds held for clients and investment income for fiscal 2011 are expected to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.4% for fiscal 2011. As of August 31, 2010, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 2.8% and an average duration of 2.5 years. In the next twelve months, slightly over 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%. Investment income is expected to benefit from ongoing investment of cash generated from operations.
Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Purchases of property and equipment for fiscal 2011, revised for infrastructure investments, are expected to be in the range of $90 million to $95 million, as we continue to invest in technology and infrastructure. Fiscal 2011 depreciation expense is projected to be in the range of $65 million to $70 million, and we project amortization of intangible assets for fiscal 2011 to be approximately $20 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended
	August 31,
$ in millions	2010	2009	Change

Revenue:
Payroll service revenue	$360.7	$354.4	2%
Human Resource Services revenue	145.5	132.1	10%

Total service revenue	506.2	486.5	4%
Interest on funds held for clients	12.1	13.7	(12%)

Total revenue	518.3	500.2	4%
Combined operating and SG&A expenses	317.5	310.3	2%

Operating income	200.8	189.9	6%
As a % of total revenue	39%	38%
Investment income, net	1.4	0.9	57%

Income before income taxes	202.2	190.8	6%
As a % of total revenue	39%	38%
Income taxes	70.3	67.2	5%

Effective income tax rate	34.8%	35.2%
Net income	$131.9	$123.6	7%

As a % of total revenue	25%	25%
Diluted earnings per share	$0.36	$0.34	6%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2010, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2010	2009	Change

Average investment balances:
Funds held for clients	$2,949.1	$2,907.2	1%
Corporate investments	665.7	618.4	8%

Total	$3,614.8	$3,525.6	3%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.6%	1.8%
Corporate investments	0.9%	0.7%
Combined funds held for clients and corporate investments	1.5%	1.7%

Net realized gains:
Funds held for clients	$0.1	$0.3
Corporate investments	—	—

Total	$0.1	$0.3

As of:	August 31,	May 31,
$ in millions	2010	2010

Net unrealized gain on available-for-sale securities (1)	$85.1	$66.6
Federal Funds rate (2)	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.48%	0.99%
Total fair value of available-for-sale securities	$2,569.7	$2,151.8
Weighted-average duration of available-for-sale securities in years (3)	2.5	2.5
Weighted-average yield-to-maturity of available-for-sale securities (3)	2.8%	2.9%

(1)	The net unrealized gain of our investment portfolio was approximately $77.3 million as of September 22, 2010.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2010 and May 31, 2010.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue increased 2% to $360.7 million for the first quarter compared to the same period last year. Positively contributing to payroll service revenue was an increase in checks per client of 1.2% for the first quarter and annual price increases. Client retention reflected improvement as client losses decreased 12% for the first quarter compared to the prior year period. New client sales were down slightly for the first quarter compared to the same period last year.
Our payroll tax administration services were utilized by 94% of all clients as of August 31, 2010 compared with 93% as of August 31, 2009. Our employee payment services were utilized by 77% of all clients as of August 31, 2010, compared with 75% as of August 31, 2009.
Human Resource Services revenue: Human Resource Services revenue increased 10% to $145.5 million for the first quarter compared to the same period last year. Human Resource Services revenue growth was impacted by the sale of Stromberg time and attendance operations (“Stromberg”) in October 2009. Excluding Stromberg, Human Resource Services revenue would have increased 13% for the first quarter. This growth was generated from the following:

As of:	August 31,		August 31,
$ in billions	2010	Change	2009	Change (1)

Paychex HR Solutions client employees served	522,000	13%	463,000	4%
Paychex HR Solutions clients	20,000	8%	18,000	10%
Insurance services clients (2)	94,000	7%	88,000	8%
Retirement services clients	51,000	4%	49,000	1%
Asset value of retirement services client employees’ funds	$11.5	20%	$9.6	2%

(1)	Percent change compared to balances as of August 31, 2008.

(2)	Includes workers’ compensation insurance clients and health and benefits services clients.
Human Resource Services revenue growth reflects modest improvements in economic conditions and annual price increases. The asset value of retirement services client employees’ funds increased 20% as a result of recovery in the financial markets and increased levels of larger plans converting to Paychex. This positive contribution to revenue was offset somewhat by the impact of a shift in the mix of assets to investments earning lower fees from investment managers. In addition, Paychex HR Solutions revenue was positively impacted by increases in clients and client employees and the related checks per client for the first quarter compared to the same period last year. This was largely attributed to the nationwide expansion of our PEO.
Health and benefits services revenue increased 41% to $9.7 million for the first quarter, driven primarily by a 35% increase in the number of applicants. Growth in certain products that primarily support our MMS clients has also positively contributed to Human Resource Services revenue growth.
Total service revenue: Total service revenue increased 4% to $506.2 for the first quarter of fiscal 2011 compared to the same period last year, attributable to the factors previously discussed.

Interest on funds held for clients: The decrease of 12% to $12.1 million in interest on funds held for clients for the first quarter compared to the same period last year was the result of lower average interest rates earned, offset slightly by a 1% increase in average investment balances. The increase in average invested balances was due to an increase in state unemployment insurance rates for the 2010 calendar year, offset by lingering effects of the difficult economic conditions on our client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
$ in millions	2010	2009	Change

Compensation-related expenses	$207.2	$203.1	2%
Stock-based compensation costs	7.1	6.7	6%
Facilities expense	15.1	15.1	—
Depreciation of property and equipment	16.2	16.4	(1%)
Amortization of intangible assets	4.7	5.2	(10%)
Other expenses	67.2	63.8	5%

Total operating and SG&A expenses	$317.5	$310.3	2%

Total expenses increased 2% to $317.5 million for the first quarter compared to the same period last year. This increase is primarily due to costs related to continued investment in our sales force, customer service, and technological infrastructure. Improvements in productivity within operations with related lower headcount have offset this increase somewhat. Sales representatives are in line with our expected growth of 2% for fiscal 2011. As of August 31, 2010, we had approximately 12,300 employees compared to approximately 12,400 employees as of August 31, 2009. One-time costs related to the separation agreement entered into during the first quarter with Jonathan J. Judge, former President and Chief Executive Officer, are reflected in compensation-related expenses and stock-based compensation costs.
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
Operating income: Operating income increased 6% to $200.8 million for the first quarter, as compared with the same period last year. The change in operating income is attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended
	August 31,
$ in millions	2010	2009	Change

Operating income	$200.8	$189.9	6%
Excluding interest on funds held for clients	(12.1)	(13.7)	(12%)

Operating income, net of certain items	$188.7	$176.2	7%

Operating income, net of certain items, as a % of total service revenue	37.3%	36.2%

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 57% to $1.4 million for the first quarter of fiscal 2011. The increase was a result of higher average invested balances resulting from investment of cash generated from operations and slightly higher average interest rates earned. The increase in average interest rates earned resulted from the allocation of funds from short-term to higher-rate longer-term investments late in the first quarter of fiscal 2010.
Income taxes: Our effective income tax rate was 34.8% for the first quarter of fiscal 2011 compared with 35.2% for the respective prior year period. The decrease in the effective income tax rate for the three months was primarily the result of lower overall state effective tax rate offset by lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income increased 7% to $131.9 million for the first quarter as compared with the same period last year. Diluted earnings per share increased 6% to $0.36 per share for the first quarter as compared with the same period last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
The volatility in the global financial markets that began in September 2008 has curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, our financial position as of August 31, 2010 remained strong with cash and total corporate investments of $716.4 million and no debt. We also believe that our investments as of August 31, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2010 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of August 31, 2010, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which arrangements are discussed below.
Letters of credit: As of August 31, 2010, we had irrevocable standby letters of credit available totaling $47.5 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2010 and July 2011, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2010.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $9.6 million of capital assets as of August 31, 2010.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2010.
Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2010	2009

Net income	$131.9	$123.6
Non-cash adjustments to net income	41.1	41.2
Cash provided by changes in operating assets and liabilities	21.3	21.8

Net cash provided by operating activities	$194.3	$186.6

The increase in our operating cash flows for the first three months of fiscal 2011 was a result of higher net income.
Investing Cash Flow Activities

	For the three months ended August 31,
In millions	2010	2009

Net change in funds held for clients and corporate investment activities	$189.7	$261.7
Purchases of property and equipment	(16.6)	(10.1)
Purchases of other assets	(0.6)	(4.1)

Net cash provided by investing activities	$172.5	$247.5

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. The increase in purchases of property and equipment for the first quarter of fiscal 2011 is related to additional investment in our technological infrastructure.
We purchased approximately $0.8 million and $1.5 million of data processing equipment and software from EMC Corporation during the three months ended August 31, 2010 and 2009, respectively. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
The decrease in purchases of other assets for the first quarter of fiscal 2011 compared to the same period last year relates to purchases of customer lists for the three months ended August 31, 2009.
Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2010	2009

Net change in client fund obligations	$(266.4)	$(485.4)
Dividends paid	(112.0)	(112.1)
Proceeds from and excess tax benefit related to exercise of stock options	0.2	5.9

Net cash used in financing activities	$(378.2)	$(591.6)

Cash dividends per common share	$0.31	$0.31

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The net change in client fund obligations for the three months ended August 31, 2009 was adversely impacted by a decline in average invested balances for our funds held for clients resulting from the effect of difficult economic conditions on our client base during that time period.
Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid August 16, 2010 to stockholders of record as of August 2, 2010. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The decrease in proceeds from and excess tax benefit related to exercise of stock options is due to minimal stock option exercises during the first quarter of fiscal 2011 compared to 0.3 million shares exercised during the same period last year.

MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow a conservative investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We invest predominantly in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of August 31, 2010 are traded in active markets.
During the first quarter of fiscal 2010, our primary short-term investment vehicle was U.S. agency discount notes. Starting in November 2009, we began to invest in select A-1/P-1-rated VRDNs. We have gradually increased our investments in VRDNs to $605.6 million as of August 31, 2010, up from $226.3 million as of May 31, 2010. During the first quarter, we earned an after-tax rate of approximately 0.22% on VRDNs as compared to approximately 0.08% on U.S. agency discount notes. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the three months ending August 31, 2010, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5% compared with 1.7% for the same period last year. With the turmoil in the financial markets, our conservative investment strategy has translated to significantly lower yields on high quality instruments. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2010 had an average duration of 2.5 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly over 20% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2010
In millions	Amortized cost	Fair value

Maturity date:
Due in one year or less	$391.2	$395.9
Due after one year through three years	750.2	785.1
Due after three years through five years	456.6	484.1
Due after five years	886.6	904.6

Total	$2,484.6	$2,569.7

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	August 31,	May 31,	May 31,
	2010	2010	2009

Federal Funds rate — beginning of period	0.25%	0.25%	2.00%
Rate decrease:
First quarter	—	—	—
Second quarter	NA	—	(1.00)
Third quarter	NA	—	(0.75)
Fourth quarter	NA	—	—

Federal Funds rate — end of period (1)	0.25%	0.25%	0.25%

Three-year “AAA” municipal securities yield — end of period	0.48%	0.99%	1.35%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2010 and May 31, 2010.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, and under normal financial market conditions, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $3.9 billion for fiscal 2011. Our normal and anticipated allocation is approximately 50% invested in short-term and available-for-sale securities with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $85.1 million as of August 31, 2010, compared with a net unrealized gain of $66.6 million as of May 31, 2010. During the first quarter of fiscal 2011, the net unrealized gain on our investment portfolios ranged from $62.4 million to $86.2 million. Our investment portfolios reflected a net unrealized gain of approximately $77.3 million as of September 22, 2010.
As of August 31, 2010 and May 31, 2010, we had $2.6 billion and $2.2 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.8% and 2.9% as of August 31, 2010 and May 31, 2010, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of August 31, 2010 would be approximately $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2010 were not other-than-temporarily impaired, as none of our available-for-sale securities had fair values that were below amortized cost. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2010, filed with the SEC on July 16, 2010. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:
•	revenue recognition;

•	PEO workers’ compensation insurance;

•	goodwill and other intangible assets;

•	stock-based compensation costs; and

•	income taxes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures and Internal Control Over Financial Reporting: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Committee, consisting of our Chief Financial Officer, Senior Vice President of Operations, and Senior Vice President of Sales and Marketing, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Executive Committee and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Executive Committee and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 5. Other Information
On July 6, 2010, our Board approved the grant of restricted stock to outside members of the Board, as provided under our 2002 Stock Incentive Plan, as amended and restated effective October 12, 2005.
This and additional information regarding compensation awarded to our directors for the year ended May 31, 2010 was provided in our Proxy Statement for our 2010 Annual Meeting of Stockholders, which was filed with the SEC on September 3, 2010.
Item 6. Exhibits

Exhibit
number	Description

10.1	Separation Agreement and Release between Jonathan J. Judge and Paychex, Inc. dated July 12, 2010.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL instance document.
101.SCH*	XBRL taxonomy extension schema document.
101.CAL*	XBRL taxonomy extension calculation linkbase document.
101.LAB*	XBRL taxonomy label linkbase document.
101.PRE*	XBRL taxonomy extension presentation linkbase document.
101.DEF*	XBRL taxonomy extension definition linkbase document.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.
Date: September 27, 2010	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary (Principal Executive on behalf of Executive Committee and Principal Financial Officer)