Form 10-Q
period 2010-11-30
PAYCHEX INC
filed 2010-12-20
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2010
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	361,683,521 Shares

CLASS	OUTSTANDING AS OF NOVEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-2.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenue:
Total service revenue	$500.0	$483.0	$1,006.2	$969.5
Interest on funds held for clients	12.0	13.6	24.1	27.3

Total revenue	512.0	496.6	1,030.3	996.8

Expenses:
Operating expenses	159.0	162.6	319.2	326.0
Selling, general and administrative expenses	149.1	140.9	306.4	287.9

Total expenses	308.1	303.5	625.6	613.9

Operating income	203.9	193.1	404.7	382.9

Investment income, net	1.5	1.1	2.9	2.1

Income before income taxes	205.4	194.2	407.6	385.0

Income taxes	71.5	68.4	141.8	135.5

Net income	$133.9	$125.8	$265.8	$249.5

Basic earnings per share	$0.37	$0.35	$0.73	$0.69

Diluted earnings per share	$0.37	$0.35	$0.73	$0.69

Weighted-average common shares outstanding	361.7	361.4	361.6	361.3

Weighted-average common shares outstanding, assuming dilution	362.1	361.7	362.0	361.5

Cash dividends per common share	$0.31	$0.31	$0.62	$0.62

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	November 30,	May 31,
	2010	2010

ASSETS
Cash and cash equivalents	$233.2	$284.3
Corporate investments	230.3	82.5
Interest receivable	28.2	28.7
Accounts receivable, net of allowance for doubtful accounts	224.6	186.6
Deferred income taxes	—	3.8
Prepaid income taxes	5.1	6.7
Prepaid expenses and other current assets	32.1	25.5

Current assets before funds held for clients	753.5	618.1
Funds held for clients	3,260.4	3,541.0

Total current assets	4,013.9	4,159.1
Long-term corporate investments	226.4	290.1
Property and equipment, net of accumulated depreciation	279.5	267.6
Intangible assets, net of accumulated amortization	54.2	63.3
Goodwill	421.6	421.6
Deferred income taxes	23.3	21.1
Other long-term assets	3.8	3.5

Total assets	$5,022.7	$5,226.3

LIABILITIES
Accounts payable	$33.8	$37.3
Accrued compensation and related items	183.2	163.2
Deferred revenue	2.7	3.5
Deferred income taxes	23.1	17.0
Other current liabilities	38.0	41.2

Current liabilities before client fund obligations	280.8	262.2
Client fund obligations	3,204.9	3,480.0

Total current liabilities	3,485.7	3,742.2
Accrued income taxes	28.1	27.4
Deferred income taxes	9.2	7.8
Other long-term liabilities	50.2	46.9

Total liabilities	3,573.2	3,824.3

COMMITMENTS AND CONTINGENCIES — NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.7 shares as of November 30, 2010 and 361.5 shares as of May 31, 2010, respectively.	3.6	3.6
Additional paid-in capital	512.3	499.7
Retained earnings	894.5	856.3
Accumulated other comprehensive income	39.1	42.4

Total stockholders’ equity	1,449.5	1,402.0

Total liabilities and stockholders’ equity	$5,022.7	$5,226.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the six months ended
	November 30,
	2010	2009

OPERATING ACTIVITIES
Net income	$265.8	$249.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	41.5	43.3
Amortization of premiums and discounts on available-for-sale securities	19.0	16.8
Stock-based compensation costs	13.5	13.3
Provision for deferred income taxes	9.7	4.3
Provision for allowance for doubtful accounts	0.6	1.9
Net realized gains on sales of available-for-sale securities	(0.3)	(1.0)
Changes in operating assets and liabilities:
Interest receivable	0.4	(1.4)
Accounts receivable	(39.8)	(44.7)
Prepaid expenses and other current assets	(5.0)	1.7
Accounts payable and other current liabilities	10.4	(1.4)
Net change in other assets and liabilities	3.4	(3.2)

Net cash provided by operating activities	319.2	279.1

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(3,913.5)	(756.8)
Proceeds from sales and maturities of available-for-sale securities	3,429.8	284.1
Net change in funds held for clients’ money market securities and other cash equivalents	657.4	697.6
Purchases of property and equipment	(44.1)	(23.1)
Proceeds from sale of business	—	13.1
Purchases of other assets	(1.0)	(9.2)

Net cash provided by investing activities	128.6	205.7

FINANCING ACTIVITIES
Net change in client fund obligations	(275.1)	(514.7)
Dividends paid	(224.2)	(224.2)
Proceeds from exercise and excess tax benefit related to stock-based awards	0.4	6.6

Net cash used in financing activities	(498.9)	(732.3)

Decrease in cash and cash equivalents	(51.1)	(247.5)
Cash and cash equivalents, beginning of period	284.3	472.8

Cash and cash equivalents, end of period	$233.2	$225.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and employee benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the six months ended November 30, 2010 and 2009. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2010 and May 31, 2010.
Basis of presentation: The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2010 (“fiscal 2010”). Operating results and cash flows for the six months ended November 30, 2010 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2011 (“fiscal 2011”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $1.0 billion and $730.7 million for the three months ended November 30, 2010 and 2009, respectively, and $2.0 billion and $1.4 billion for the six months ended November 30, 2010 and 2009, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2011 and fiscal 2010 policies. As of November 30, 2010 and May 31, 2010, the Company had current liabilities of $8.1 million and $5.8 million, respectively, and long-term liabilities of $19.6 million and $20.1 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.

Note A: Description of Business and Significant Accounting Policies - continued
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units (“RSUs”), and performance shares. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.4 million and $13.5 million for the three and six months ended November 30, 2010, as compared with $6.6 million and $13.3 million for the respective prior year periods. As of November 30, 2010, the total unrecognized compensation cost related to all unvested stock-based awards was $50.0 million and is expected to be recognized over a weighted-average period of 2.9 years.
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
The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the six months ended
	November 30,
	2010	2009

Risk-free interest rate	2.2%	3.0%
Dividend yield	4.2%	4.5%
Volatility factor	.25	.28
Expected option life in years	6.5	6.3

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
Recently issued accounting pronouncements: Recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2010	2009	2010	2009

Basic earnings per share:
Net income	$133.9	$125.8	$265.8	$249.5

Weighted-average common shares outstanding	361.7	361.4	361.6	361.3

Basic earnings per share	$0.37	$0.35	$0.73	$0.69

Diluted earnings per share:
Net income	$133.9	$125.8	$265.8	$249.5

Weighted-average common shares outstanding	361.7	361.4	361.6	361.3
Dilutive effect of common share equivalents at average market price	0.4	0.3	0.4	0.2

Weighted-average common shares outstanding, assuming dilution	362.1	361.7	362.0	361.5

Diluted earnings per share	$0.37	$0.35	$0.73	$0.69

Weighted-average anti-dilutive common share equivalents	13.4	13.5	13.8	14.0

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended November 30, 2010 and 2009, minimal shares of the Company’s common stock were issued. For the six months ended November 30, 2010 and 2009, 0.2 million shares and 0.5 million shares, respectively, of the Company’s common stock were issued related to exercises or vesting of stock-based awards.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,097.1	$—	$—	$1,097.1
Available-for-sale securities:
General obligation municipal bonds	995.9	32.6	(0.7)	1,027.8
Pre-refunded municipal bonds(1)	509.6	17.5	—	527.1
Revenue municipal bonds	344.8	12.1	(0.1)	356.8
Variable rate demand notes	700.0	—	—	700.0

Total available-for-sale securities	2,550.3	62.2	(0.8)	2,611.7
Other	8.1	0.2	—	8.3
	—
Total funds held for clients and corporate investments	$3,655.5	$62.4	$(0.8)	$3,717.1

	May 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	Value

Type of issue:
Money market securities and other cash equivalents	$1,754.5	$—	$—	$1,754.5
Available-for-sale securities:
General obligation municipal bonds	951.1	33.7	(0.3)	984.5
Pre-refunded municipal bonds(1)	539.8	19.5	—	559.3
Revenue municipal bonds	368.0	13.8	(0.1)	381.7
Variable rate demand notes	226.3	—	—	226.3

Total available-for-sale securities	2,085.2	67.0	(0.4)	2,151.8
Other	7.5	—	(0.2)	7.3
	—
Total funds held for clients and corporate investments	$3,847.2	$67.0	$(0.6)	$3,913.6

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note C: Funds Held for Clients and Corporate Investments - continued
Included in money market securities and other cash equivalents as of November 30, 2010 and May 31, 2010 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts.
Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In millions	2010	2010

Funds held for clients	$3,260.4	$3,541.0
Corporate investments	230.3	82.5
Long-term corporate investments	226.4	290.1

Total funds held for clients and corporate investments	$3,717.1	$3,913.6

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company follows a conservative investment strategy of optimizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. The Company limits the amounts that can be invested in any single issuer and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of November 30, 2010 are traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $61.4 million as of November 30, 2010 compared with a net unrealized gain of $66.6 million as of May 31, 2010. Included in the net unrealized gain as of November 30, 2010 and May 31, 2010, there were, respectively, 36 and 23 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position were as follows:

	November 30, 2010
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(0.7)	$85.5	$—	$—	$(0.7)	$85.5
Pre-refunded municipal bonds	—	—	—	—	—	—
Revenue municipal bonds	(0.1)	25.9	—	—	(0.1)	25.9

Total	$(0.8)	$111.4	$—	$—	$(0.8)	$111.4

Note C: Funds Held for Clients and Corporate Investments - continued

	May 31, 2010
	Less than 12 months		More than 12 months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	loss	value	loss	value	loss	value

Type of issue:
General obligation municipal bonds	$(0.3)	$44.0	$—	$—	$(0.3)	$44.0
Pre-refunded municipal bonds	—	4.1	—	—	—	4.1
Revenue municipal bonds	(0.1)	25.5	—	—	(0.1)	25.5

Total	$(0.4)	$73.6	$—	$—	$(0.4)	$73.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2010 were not other-than-temporarily impaired. While $111.4 million of available-for-sale securities held had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss on these securities of $0.8 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of November 30, 2010 and May 31, 2010 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized costs basis or maturity, and further believes that it is more-likely-than-not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
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

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2010	2009	2010	2009

Gross realized gains	$0.2	$0.7	$0.3	$1.0
Gross realized losses	—	—	—	—

Net realized gains	$0.2	$0.7	$0.3	$1.0

Note C: Funds Held for Clients and Corporate Investments - continued
The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2010
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$379.7	$383.6
Due after one year through three years	690.8	718.6
Due after three years through five years	484.5	504.8
Due after five years	995.3	1,004.7

Total	$2,550.3	$2,611.7

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
The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company has the ability to access.

•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other significant observable inputs besides quoted prices.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Note D: Fair Value Measurements - continued
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2010
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,027.8	$—	$1,027.8	$—
Pre-refunded municipal bonds	527.1	—	527.1	—
Revenue municipal bonds	356.8	—	356.8	—
Variable rate demand notes	700.0	—	700.0	—

Total available-for-sale securities	$2,611.7	$—	$2,611.7	$—
Other securities	$8.3	$8.3	$—	$—
Liabilities:
Other long-term liabilities	$8.3	$8.3	$—	$—

	May 31, 2010
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$984.5	$—	$984.5	$—
Pre-refunded municipal bonds	559.3	—	559.3	—
Revenue municipal bonds	381.7	—	381.7	—
Variable rate demand notes	226.3	—	226.3	—

Total available-for-sale securities	$2,151.8	$—	$2,151.8	$—
Other securities	$7.3	$7.3	$—	$—
Liabilities:
Other long-term liabilities	$7.3	$7.3	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. In determining the fair value of its available-for-sale securities, the Company utilizes the Interactive Data Pricing service. Other securities are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are valued based on quoted market prices.

Note D: Fair Value Measurements - continued
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

	November 30,	May 31,
In millions	2010	2010

Land and improvements	$6.4	$4.2
Buildings and improvements	84.8	84.1
Data processing equipment	197.4	186.8
Software	201.3	178.8
Furniture, fixtures, and equipment	148.4	147.1
Leasehold improvements	92.9	91.4
Construction in progress	14.1	17.9

Total property and equipment, gross	745.3	710.3
Less: Accumulated depreciation and amortization	465.8	442.7

Property and equipment, net of accumulated depreciation	$279.5	$267.6

Depreciation expense was $16.0 million and $32.2 million for the three and six months ended November 30, 2010, respectively, as compared with $16.0 million and $32.4 million for the three and six months ended November 30, 2009, respectively.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $421.6 million as of both November 30, 2010 and May 31, 2010.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In millions	2010	2010

Client lists	$193.5	$194.4
Other intangible assets	4.9	4.9

Total intangible assets, gross	198.4	199.3
Less: Accumulated amortization	144.2	136.0

Intangible assets, net of accumulated amortization	$54.2	$63.3

Amortization expense relating to intangible assets was $4.6 million and $9.3 million for the three and six months ended November 30, 2010, respectively, as compared with $5.7 million and $10.9 million for the three and six months ended November 30, 2009, respectively.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization - continued
As of November 30, 2010, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2011 and the following four fiscal years is as follows:

Estimated
In millions	amortization
Fiscal year ending May 31,	expense

2011	$19.0
2012	$16.3
2013	$11.4
2014	$7.2
2015	$4.7

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
Comprehensive income, net of related tax effects, is as follows

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2010	2009	2010	2009

Net income	$133.9	$125.8	$265.8	$249.5
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of taxes	(14.9)	6.9	(3.1)	8.3
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.2)	(0.4)	(0.2)	(0.6)

Total other comprehensive (loss)/income	(15.1)	6.5	(3.3)	7.7

Total comprehensive income	$118.8	$132.3	$262.5	$257.2

As of November 30, 2010, accumulated other comprehensive income was $39.1 million, which was net of taxes of $22.2 million. As of May 31, 2010, accumulated other comprehensive income was $42.4 million, which was net of taxes of $24.1 million.

Note H: Commitments and Contingencies
Lines of credit: As of November 30, 2010, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of November 30, 2010 and May 31, 2010, the Company had irrevocable standby letters of credit available totaling $47.5 million and $50.3 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2010 and December 2011, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2010.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $19.3 million and $8.9 million of capital assets as of November 30, 2010 and May 31, 2010, respectively. Capital commitments as of November 30, 2010 include the pending purchase of a building in Rochester, New York.
On December 9, 2010, the Company announced that it had entered into an agreement to acquire SurePayroll, Inc., a Software-as-a-Service payroll processor for small businesses, for approximately $115.0 million. Completion of the transaction is subject to satisfaction of certain conditions and obtaining certain approvals, including the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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

Note H: Commitments and Contingencies - continued
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
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
Note I: Related Party Transactions
During the three and six months ended November 30, 2010, the Company purchased approximately $3.0 million and $3.8 million of data processing equipment and software from EMC Corporation, as compared with $0.1 million and $1.6 million for the respective prior year periods. The Chairman, President, and Chief Executive Officer (“CEO”) of EMC Corporation is a member of the Company’s Board of Directors (the “Board”).
During both the six months ended November 30, 2010 and 2009, the Company purchased $0.4 million of services from Dun & Bradstreet Corporation. Purchases for the three months ended November 30, 2010 and 2009 were minimal. Jonathan J. Judge, the Company’s former President and CEO, is a member of the Board of Directors of Dun & Bradstreet Corporation.
During the three and six months ended November 30, 2010, the Company purchased $0.5 million and $0.9 million of office supplies from Staples, Inc., as compared with $0.4 million and $0.7 million for the respective prior year periods. The President of Staples North American Delivery, one of Staples’ three business segments, is a member of the Company’s Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for the three and six months ended November 30, 2010 and 2009, and our financial condition as of November 30, 2010. The focus of this discussion is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This discussion should be read in conjunction with the November 30, 2010 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2010 (“fiscal 2010”). Forward-looking statements in this discussion are qualified by the cautionary statement included in this review under the next sub-heading, “Safe-Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
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

Service	Description

Payroll:
Payroll processing	Includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Payroll tax administration services	Provides accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies.

Employee payment services	Provides the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us.

Regulatory compliance services	Includes new-hire reporting and garnishment processing, which allow employers to comply with legal requirements and reduce the risk of penalties.

Service	Description

Human Resource Services:

Paychex HR Solutions	Available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both offer a package that includes payroll and compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide health care to PEO clients.

Retirement services administration	Offers a variety of retirement plan options to employers, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services.

Insurance services	Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

eServices	Offers online software products for employee benefits management and administration, and time and attendance solutions.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Overview
Our financial results for the three months ended November 30, 2010 (the “second quarter”) of the fiscal year ending May 31, 2011 (“fiscal 2011”) reflected year-over-year growth. Our key business indicators of checks per client, revenue per check, and client retention continued to improve. Checks per client increased 2.5% for the second quarter of fiscal 2011 compared to the same period last year, whereas for the second quarter of fiscal 2010 checks per client had declined 3.7% year over year. Checks per client for the three months ended August 31, 2010 (the “first quarter”) had increased 1.2% compared to the same period last year. The increase in revenue per check is consistent with the annual price increase implemented in May 2010, and reflects decreases in discounting. Our client losses have decreased 12% year over year in both our first and second quarters of fiscal 2011.

Our financial results continue to be adversely impacted by the interest rate environment. The equity markets hit a low in March 2009, with interest rates available on high-quality instruments remaining low since then. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for the second quarter of fiscal 2011 compared to 1.7% for the same period last year.
We continue to manage our headcount and expenses while still investing in our business, particularly in areas related to selling and servicing our clients, and the technological infrastructure to support these areas. We believe these investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning ourselves to capitalize on opportunities for long-term growth.
Highlights of the financial results for the second quarter as compared to the same period last year are as follows:
•	Total service revenue increased 4% to $500.0 million.

•	Payroll service revenue increased 1% to $354.8 million.

•	Human Resource Services revenue increased 10% to $145.2 million.

•	Interest on funds held for clients decreased 12% to $12.0 million.

•	Total revenue increased 3% to $512.0 million.

•	Operating income increased 6% to $203.9 million and operating income, net of certain items, increased 7% to $191.9 million. Refer to the “Non-GAAP Financial Measure” section for further information on this non-GAAP measure.

•	Net income and diluted earnings per share increased 6% to $133.9 million and $0.37 per share, respectively.
On December 9, 2010, we announced that we entered into an agreement to acquire SurePayroll, Inc. (“SurePayroll”), the nation’s leading provider of software-as-a-service payroll processing for small businesses, for approximately $115.0 million. SurePayroll serves approximately 30,000 small businesses with its easy-to-use, online payroll product. The transaction is expected to close by the end of calendar year 2010. Calendar year 2010 revenue for SurePayroll is expected to be approximately $23.0 million. We do not anticipate that this acquisition will have a material impact on our financial results for fiscal 2011.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 7% for both the second quarter and six months ended November 30, 2010 (the “six months”), to $191.9 million and $380.6 million respectively, as compared to the same periods last year. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations” section of this Form 10-Q.
Financial Position and Liquidity
The volatility in the global financial markets that began in September 2008 has curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, as of November 30, 2010, our financial position remained strong with cash and total corporate investments of $689.9 million and no debt.
We continue to follow our conservative investment strategy of optimizing liquidity and protecting principal. Yields on high quality instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. Starting in November 2009, we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”) and have gradually increased our investments in VRDNs to $700.0 million as of November 30, 2010, up from $226.3 million as of May 31, 2010. During the second quarter, we earned an after-tax rate of approximately 0.25% on VRDNs compared to approximately 0.08% on U.S. agency discount notes, which are our primary short-term investment vehicle.
We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of November 30, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of November 30, 2010 are traded in active markets.
Our primary source of cash is from our ongoing operations. Cash flow from operations was $319.2 million for the six months of fiscal 2011, as compared with $279.1 million for the same period last year. Historically, we have funded operations, capital purchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay what we believe are substantial dividends to our stockholders. We anticipate that cash and total corporate investments as of November 30, 2010, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the second quarter and six months of fiscal 2011, and our financial position as of November 30, 2010, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

Outlook
Our outlook for fiscal 2011 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. Our guidance is consistent with the net income trends for the years ending May 31, 2007 through 2010, when net income for the second half of the fiscal year was slightly less than the first half of the fiscal year. This relates primarily to the timing of price increases and additions to our sales force, the year end payroll processing occurring in our third fiscal quarter, and higher levels of selling expense in the second half of the fiscal year. Our favorable second quarter financial results were a continuation of the first quarter, and our outlook for the full year fiscal 2011 has improved accordingly. Our fiscal 2011 guidance does not reflect any anticipated results from Sure Payroll as the anticipated revenue impact is less than 1% and the anticipated earnings dilution is expected to be approximately $.01 per share due to amortization of acquired intangible assets and one-time acquisition costs. Our fiscal 2011 guidance is as follows:

	Low		High
Payroll service revenue	1%	—	2%
Human Resource Services revenue	10%	—	13%
Total service revenue	3%	—	5%
Interest on funds held for clients	(17%)	—	(12%)
Investment income, net	29%	—	32%
Net income	4%	—	6%
Operating income, net of certain items, is expected to increase at a rate similar to the first half of fiscal 2011. Operating income, net of certain items, as a percentage of total service revenue is expected to be approximately 36% for fiscal 2011. The effective income tax rate is expected to approximate 35% for fiscal 2011.
Interest on funds held for clients and investment income for fiscal 2011 are expected to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.4% for fiscal 2011. As of November 30, 2010, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 2.7% and an average duration of 2.5 years. In the next twelve months, slightly less than 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income is expected to benefit from ongoing investment of cash generated from operations.
Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be approximately $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Purchases of property and equipment for fiscal 2011 were revised to an expected range of $95 million to $100 million, as we continue to invest in technology and infrastructure. Fiscal 2011 depreciation expense is projected to be in the range of $65 million to $70 million, and we project amortization of intangible assets for fiscal 2011 to be approximately $20 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2010	2009	% Change	2010	2009	% Change

Revenue:
Payroll service revenue	$354.8	$350.8	1%	$715.5	$705.2	1%
Human Resource Services revenue	145.2	132.2	10%	290.7	264.3	10%

Total service revenue	500.0	483.0	4%	1,006.2	969.5	4%
Interest on funds held for clients	12.0	13.6	(12%)	24.1	27.3	(12%)

Total revenue	512.0	496.6	3%	1,030.3	996.8	3%
Combined operating and SG&A expenses	308.1	303.5	1%	625.6	613.9	2%

Operating income	203.9	193.1	6%	404.7	382.9	6%
As a % of total revenue	40%	39%		39%	38%
Investment income, net	1.5	1.1	34%	2.9	2.1	44%

Income before income taxes	205.4	194.2	6%	407.6	385.0	6%
As a % of total revenue	40%	39%		40%	39%
Income taxes	71.5	68.4	5%	141.8	135.5	5%

Effective income tax rate	34.8%	35.2%		34.8%	35.2%
Net income	$133.9	$125.8	6%	$265.8	$249.5	7%

As a % of total revenue	26%	25%		26%	25%
Diluted earnings per share	$0.37	$0.35	6%	$0.73	$0.69	6%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2010, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2010	2009	% Change	2010	2009	% Change

Average investment balances:
Funds held for clients	$2,888.0	$2,790.8	3%	$2,918.5	$2,849.0	2%
Corporate investments	658.8	627.1	5%	662.2	622.8	6%

Total	$3,546.8	$3,417.9	4%	$3,580.7	$3,471.8	3%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.6%	1.8%		1.6%	1.8%
Corporate investments	0.9%	0.9%		0.9%	0.8%
Combined funds held for clients and corporate investments	1.5%	1.7%		1.5%	1.7%

Net realized gains:
Funds held for clients	$0.2	$0.7		$0.3	$1.0
Corporate investments	—	—		—	—

Total	$0.2	$0.7		$0.3	$1.0

As of:	November 30,	May 31,
$ in millions	2010	2010

Net unrealized gain on available-for-sale securities (1)	$61.4	$66.6
Federal Funds rate (2)	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.96%	0.99%
Total fair value of available-for-sale securities	$2,611.7	$2,151.8
Weighted-average duration of available-for-sale securities in years (3)	2.5	2.5
Weighted-average yield-to-maturity of available-for-sale securities (3)	2.7%	2.9%

(1)	The net unrealized gain of our investment portfolio was approximately $49.1 million as of December 15, 2010.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2010 and May 31, 2010.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue increased 1% for both the second quarter and six months of fiscal 2011 to $354.8 million and $715.5 million, respectively, compared to the same periods last year. Positively contributing to payroll service revenue was an increase in checks per client and our annual price increase. Checks per client increased 2.5% for the second quarter and 1.8% for the six months of fiscal 2011 compared to the respective prior year periods. Client retention continues to improve as client losses decreased 12% year over year for both the second quarter and six months of fiscal 2011. Our payroll client base as of November 30, 2010 is 2.2% lower compared to November 30, 2009, with all of the decrease occurring in the last half of fiscal 2010. We have seen a slight increase in our client base since May 31, 2010.
Human Resource Services revenue: Human Resource Services revenue increased 10% for both the second quarter and six months of fiscal 2011 to $145.2 million and $290.7 million, respectively, compared to the same periods last year. Human Resource Services revenue growth was impacted by the sale of Stromberg time and attendance operations (“Stromberg”) in October 2009. Excluding Stromberg, Human Resource Services revenue would have increased 11% and 12% for the second quarter and six months, respectively. This growth was generated from the following:

As of:	November 30,		November 30,
$ in billions	2010	% Change	2009	% Change(1)

Paychex HR Solutions client employees served	532,000	14%	468,000	5%
Paychex HR Solutions clients	20,000	8%	19,000	8%
Retirement services clients	52,000	4%	50,000	(1%)
Asset value of retirement services client employees’ funds	$12.6	23%	$10.3	43%

(1)	Percent change compared to balances as of November 30, 2008.
Human Resource Services revenue growth reflects modest improvements in economic conditions, the client growth noted above, and our annual price increase. Our Paychex HR Solutions revenue has been positively impacted by increases in clients and client employees and the related checks per client for the second quarter and six months of fiscal 2011, compared to the same periods last year. This was largely attributed to the nationwide expansion of our PEO. Health and benefits services revenue increased 29% to $10.1 million for the second quarter and 35% to $19.8 million for the six months of fiscal 2011, driven primarily by a 29% increase in the number of applicants as of November 30, 2010 compared to November 30, 2009. In addition, growth in certain products that primarily support our MMS clients has also positively contributed to Human Resource Services revenue growth. The revenue growth from these factors was somewhat offset by fluctuations in PEO workers’ compensation, which negatively impacted PEO net service revenue.
Total service revenue: Total service revenue increased 4% for both the second quarter and six months of fiscal 2011 compared to the same periods last year, attributable to the factors previously discussed.

Interest on funds held for clients: Interest on funds held for clients decreased 12% for both the second quarter and six months of fiscal 2011 to $12.0 million and $24.1 million, respectively. The decreases were the result of the lower average interest rates earned, offset slightly by increases in average investment balances. Average invested balances increased 3% for the second quarter and 2% for the six months due to an increase in state unemployment insurance rates for the 2010 calendar year and the increases in checks per client, offset somewhat by lingering effects of the difficult economic conditions on our client base. We expect that recent tax legislation will reduce average invested balances for funds held for clients by approximately 3% over the next twelve months.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2010	2009	% Change	2010	2009	% Change

Compensation-related expenses	$210.4	$206.5	2%	$424.7	$416.3	2%
Facilities expense	14.8	15.0	(2%)	29.9	30.1	(1%)
Depreciation of property and equipment	16.0	16.0	—	32.2	32.4	(1%)
Amortization of intangible assets	4.6	5.7	(18%)	9.3	10.9	(15%)
Other expenses	62.3	60.3	3%	129.5	124.2	4%

Total operating and SG&A expenses	$308.1	$303.5	1%	$625.6	$613.9	2%

Total expenses increased 1% for the second quarter and 2% for the six months of fiscal 2011 as compared with the same periods last year. These increases were primarily due to costs related to continued investment in our sales force, customer service, and technological infrastructure. Improvements in productivity within operations with related lower headcount have offset this increase somewhat. Sales representative headcount is at the expected level going into our main selling season. As of both November 30, 2010 and 2009, we had approximately 12,300 employees. One-time costs related to the separation agreement entered into during the first quarter with Jonathan J. Judge, our former President and Chief Executive Officer, are reflected in compensation-related expenses. We anticipate that expenses will be higher in the second half of fiscal 2011. Contributing to that increase will be the reinstatement of an employer match on our 401(k) Incentive Retirement Plan beginning in January 2011.
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
Operating income: Operating income increased 6% for both the second quarter and six months of fiscal 2011 as compared with the same periods last year. The changes in operating income are attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months			For the six months
	ended			ended
	November 30,			November 30,
$ in millions	2010	2009	% Change	2010	2009	% Change

Operating income	$203.9	$193.1	6%	$404.7	$382.9	6%
Excluding interest on funds held for clients	(12.0)	(13.6)	(12%)	(24.1)	(27.3)	(12%)

Operating income, net of certain items	$191.9	$179.5	7%	$380.6	$355.6	7%

Operating income, net of certain items, as a % of total service revenue	38.4%	37.2%		37.8%	36.7%

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 34% to $1.5 million for the second quarter and 44% to $2.9 million for the six months of fiscal 2011, compared to the respective periods last year. These increases were a result of higher average invested balances resulting from investment of cash generated from operations.
Income taxes: Our effective income tax rate was 34.8% for both the second quarter and six months of fiscal 2011 compared with 35.2% for the respective prior year periods. The decrease in the effective income tax rate was primarily the result of lower overall state effective tax rates offset by lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and diluted earnings per share: Net income increased 6% to $133.9 million for the second quarter and 7% to $265.8 million for the six months of fiscal 2011, compared with the respective periods last year. Diluted earnings per share increased 6% for both the second quarter and six months to $0.37 per share and $0.73 per share, respectively. The increases in net income and diluted earnings per share were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
The volatility in the global financial markets that began in September 2008 has curtailed available liquidity and limited investment choices. Despite this macroeconomic environment, our financial position as of November 30, 2010 remained strong with cash and total corporate investments of $689.9 million and no debt. We also believe that our investments as of November 30, 2010 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of November 30, 2010 along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, and dividend payments for the foreseeable future.

Lines of credit: As of November 30, 2010, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2011
Bank of America, N.A.	$250 million	February 2011
PNC Bank, National Association	$150 million	February 2011
Wells Fargo Bank, National Association	$150 million	February 2011

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2010.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.
Letters of credit: As of November 30, 2010, we had irrevocable standby letters of credit available totaling $47.5 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2010 and December 2011 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2010.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $19.3 million of capital assets as of November 30, 2010. Capital commitments as of November 30, 2010 include the pending purchase of a building in Rochester, New York.
On December 9, 2010, we announced that we have entered into an agreement to acquire SurePayroll for approximately $115.0 million. Completion of the transaction is subject to satisfaction of certain conditions and obtaining certain approvals, including the termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2010.
Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2010	2009

Net income	$265.8	$249.5
Non-cash adjustments to net income	84.0	78.6
Cash used in changes in operating assets and liabilities	(30.6)	(49.0)

Net cash provided by operating activities	$319.2	$279.1

The increase in our operating cash flows for the six months of fiscal 2011 was a result of higher net income and changes in operating assets and liabilities. The fluctuation in operating assets and liabilities between periods was primarily the result of timing of billing cycles within accounts receivable and timing of payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2010	2009

Net change in funds held for clients and corporate investment activities	$173.7	$224.9
Purchases of property and equipment	(44.1)	(23.1)
Proceeds from sale of business	—	13.1
Purchases of other assets	(1.0)	(9.2)

Net cash provided by investing activities	$128.6	$205.7

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. The increase in purchases of property and equipment for the first six months of fiscal 2011 is related to additional investment in our technological infrastructure.
We purchased approximately $3.0 million and $3.8 million of data processing equipment and software from EMC Corporation during the second quarter and six months of fiscal 2011, respectively, as compared with $0.1 million and $1.6 million in the respective prior year periods. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During the six months ended November 30, 2009, we received $13.1 million from the sale of Stromberg time and attendance, an immaterial component of Paychex. The decrease in purchases of other assets is attributable to customer lists.
Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2010	2009

Net change in client fund obligations	$(275.1)	$(514.7)
Dividends paid	(224.2)	(224.2)
Proceeds from exercise and excess tax benefit related to stock-based awards	0.4	6.6

Net cash used in financing activities	$(498.9)	$(732.3)

Cash dividends per common share	$0.62	$0.62

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The net change in client fund obligations for the six months ended November 30, 2009 was adversely impacted by a decline in average invested balances for our funds held for clients resulting from the effect of difficult economic conditions on our client base during that time period.
Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid November 15, 2010 to stockholders of record as of November 1, 2010. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Exercise of stock options: The decrease in proceeds from exercise and excess tax benefit related to stock-based awards is due to minimal stock option exercises during the six months of fiscal 2011, compared to 0.3 million shares exercised during the same period last year.

MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations or financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow a conservative investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We invest predominantly in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of November 30, 2010 are traded in active markets.
Starting in November 2009, we began to invest in select A-1/P-1-rated VRDNs and have gradually increased our investment in VRDNs to $700.0 million as of November 30, 2010, up from $226.3 million as of May 31, 2010. For the first six months of fiscal 2011, we earned an after-tax rate of approximately 0.24% on VRDNs as compared to approximately 0.08% on U.S. agency discount notes, which are our primary short-term investment vehicle. We have no exposure to high risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
For the first six months of fiscal 2011, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5% compared with 1.7% for the same period last year, as yields on high quality instruments remain low. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2010 had an average duration of 2.5 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly under 20% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.

The cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2010 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2010
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$379.7	$383.6
Due after one year through three years	690.8	718.6
Due after three years through five years	484.5	504.8
Due after five years	995.3	1,004.7

Total	$2,550.3	$2,611.7

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	November 30,	May 31,	May 31,
	2010	2010	2009

Federal Funds rate — beginning of period	0.25%	0.25%	2.00%
Rate decrease:
First quarter	—	—	—
Second quarter	—	—	(1.00)
Third quarter	NA	—	(0.75)
Fourth quarter	NA	—	—

Federal Funds rate — end of period (1)	0.25%	0.25%	0.25%

Three-year “AAA” municipal securities yield — end of period	0.96%	0.99%	1.35%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2010 and May 31, 2010.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $61.4 million as of November 30, 2010, compared with a net unrealized gain of $66.6 million as of May 31, 2010. During the first six months of fiscal 2011, the net unrealized gain on our investment portfolios ranged from $56.6 million to $86.2 million. Our investment portfolios reflected a net unrealized gain of approximately $49.1 million as of December 15, 2010.
As of November 30, 2010 and May 31, 2010, we had $2.6 billion and $2.2 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.7% and 2.9% as of November 30, 2010 and May 31, 2010, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of November 30, 2010 would be approximately $12.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2010 were not other-than-temporarily impaired. While $111.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized loss on these securities of $0.8 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities with an unrealized loss as of November 30, 2010 and May 31, 2010 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity and further believe that it is more likely than not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
number	Description
2.1	Agreement and Plan of Merger among Paychex, Inc., SurePayroll Acquisition Corp., SurePayroll, Inc. and George P. Colis as Representative of the Company Stockholders dated December 8, 2010.
10.1	Separation Agreement and Release between Delbert Humenik and Paychex, Inc. dated October 25, 2010.
10.2	Certain compensation information for Martin Mucci is incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 15, 2010.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL instance document.
101.SCH*	XBRL taxonomy extension schema document.
101.CAL*	XBRL taxonomy extension calculation linkbase document.
101.LAB*	XBRL taxonomy label linkbase document.
101.PRE*	XBRL taxonomy extension presentation linkbase document.
101.DEF*	XBRL taxonomy extension definition linkbase document.

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date: December 20, 2010	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer

Date: December 20, 2010	/s/ John M. Morphy
John M. Morphy
Senior Vice President, Chief Financial Officer, and Secretary