Form 10-K
period 2011-05-31
PAYCHEX INC
filed 2011-07-15
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

As of November 30, 2010, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $9,219,176,824 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2011, 362,115,182 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 11, 2011, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2011

	Description	Page

PART I
	“Safe Harbor” Statement Under the Private Securities Litigation Reform Act of 1995	1
Item 1	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	Reserved	10

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8	Financial Statements and Supplementary Data	31
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A	Controls and Procedures	63
Item 9B	Other Information	64

PART III
Item 10	Directors, Executive Officers and Corporate Governance	64
Item 11	Executive Compensation	65
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13	Certain Relationships and Related Transactions, and Director Independence	65
Item 14	Principal Accounting Fees and Services	65

PART IV
Item 15	Exhibits and Financial Statement Schedules	66
	Signatures	69
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
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

We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2011, we serviced approximately 564,000 clients and had approximately 12,400 employees. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

As of May 31, 2011, we serviced approximately 1,900 clients in Germany through four offices.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•	delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S.;

•	growing our client base, primarily through the efforts of our direct sales force;

•	continually improving client service to maximize client retention;

•	capitalizing on the growth opportunities within our existing client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	capitalizing on and leveraging our highly developed technology and operating infrastructure;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.

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

During the fiscal year ended May 31, 2011 (“fiscal 2011”), we acquired SurePayroll, Inc. (“SurePayroll”), a provider of software-as-a-service payroll processing for small businesses. This acquisition expands our product offering for small business clients to self-service and mobile applications.

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

Payroll tax administration services:  As of May 31, 2011, 95% of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes.

Employee payment services:  As of May 31, 2011, 79% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

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

Human Resource Services

Paychex HR Solutions:  We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Solutions offering is available as an administrative services organization (“ASO”), previously known as Paychex Premier® Human Resources, and a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide health care coverage to PEO client employees. PEO services continue to be sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Solutions has reduced redundancies and created more flexible options for business owners to find the solution that best meets their needs. In fiscal 2011, we introduced Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics. As of May 31, 2011, Paychex HR Solutions were utilized by 21,000 clients with approximately 567,000 client employees.

Retirement services administration:  Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature allowing employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. We earn an average fee of slightly less than twenty-five basis points from the external fund managers based on the total asset value of client employee 401(k) funds. In May 2011, we acquired ePlan Services, Inc., a provider of recordkeeping and administrative solutions to the defined contribution marketplace. This acquisition allows us to expand our retirement services to financial advisers. As of May 31, 2011, retirement services were utilized by approximately 57,000 clients and the asset value of client employee 401(k) funds externally managed totaled approximately $15.3 billion.

Insurance services:  Our licensed insurance agency, Paychex Insurance Agency, Inc. (“Paychex Insurance Agency”), provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional carriers, our professional insurance agents enjoy a wide selection of plans from which to best match the insurance needs of small business. Clients also have the option to integrate with Paychex payroll processing for easy, accurate plan administration. Paychex Insurance Agency has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. As of May 31, 2011, approximately 100,000 clients have appointed Paychex Insurance Agency as their agent for servicing their business insurance needs.

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

Sales and Marketing

We market our services primarily through our direct sales force based in the metropolitan markets we serve, with sales representatives specializing within our portfolio of services. For the year ending May 31, 2012 (“fiscal 2012”), our sales force is expected to total approximately 2,400 representatives. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We have grown and expect to continue to grow our direct sales force. In recent years, we have increased our emphasis on the selling of ancillary services and products to both new clients and our existing client base.

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. More than 60% of our new core payroll clients (excluding acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions Partner Program since 2003. This long-standing strategic alliance has been extended to September 2016.

Our website at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in more geographically remote areas. In addition, our insurance services website at www.paychexinsurance.com provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.

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

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. As of May 31, 2011, we serviced approximately 564,000 clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For fiscal 2011, client retention was approximately 79% of our beginning client base, up two percentage points from the fiscal year ended May 31, 2010 (“fiscal 2010”). Clients lost in fiscal 2011 decreased 9% compared to fiscal

2010, largely due to fewer clients going out of business or having no employees. No single client has a material impact on total service revenue or results of operations.

The composition of the U.S. market and the client base we serve by number of employees is as follows:

Business size	Estimated	Paychex, Inc. distribution
(Number of employees)	market distribution(1)	of client base

1-4	80%	42%
5-19	15%	40%
20-49	3%	12%
50-99	1%	4%
100+	1%	2%

(1)	Based on currently available market data from Dun & Bradstreet.

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

In fiscal 2010, we completed implementation of an enhanced platform for our core processing capability, which allows us to leverage efficiencies in our processes and continue to provide excellent customer service. Over the next few years, we will expand this platform to additional service offerings.

Employees

As of May 31, 2011, we employed approximately 12,400 people. None of our employees were covered by collective bargaining agreements.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new Paychex HR Solutions worksite employees tends to be higher than during the rest of the fiscal year, primarily because a majority of new clients begin using our services in the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in our third fiscal quarter, with greater sales commission expenses also reported in this quarter.

Other

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, and any amendments to such reports and filings, are made available, free of charge, on the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to, the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2011 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our services may be adversely impacted by changes in government regulations and policies:  Many of our services, particularly payroll tax administration services and employee benefit plan administration services, are designed according to government regulations that continually change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. Failure to educate and assist our clients regarding new or revised legislation that impacts them could have an adverse impact on our reputation. Failure by us to modify our services in a timely fashion in response to regulatory changes could have a material adverse effect on our business and results of operations.

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

We may be adversely impacted by volatility in the financial and economic environment:  During periods of weak economic conditions, employment levels tend to decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business starts may be affected by an inability to obtain credit. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. We historically have not borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations.

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

Quantitative and qualitative disclosures about market risk:  Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2011:

Square feet

Owned facilities:
Rochester, New York	721,000
Other U.S. locations	280,000

Total owned facilities	1,001,000

Leased facilities:
Rochester, New York	90,000
Other U.S. locations	2,377,000
Germany	1,000

Total leased facilities	2,468,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions; certain ancillary functions; a telemarketing unit; and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and Germany and house our regional, branch, and sales offices and data processing centers. These locations are concentrated in metropolitan areas. We believe that adequate, suitable lease space will continue to be available to meet our needs.

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

As of June 30, 2011, there were 15,344 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,559 participants in the Paychex, Inc. Employee Stock Purchase Plan and 6,019 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2011 and fiscal 2010 are as follows:

	Fiscal 2011			Fiscal 2010
			Cash			Cash
			dividends			dividends
	Sales prices		declared per	Sales prices		declared per
	High	Low	share	High	Low	share

First quarter	$29.14	$24.65	$0.31	$28.74	$23.84	$0.31
Second quarter	$28.88	$25.16	$0.31	$31.85	$27.16	$0.31
Third quarter	$33.69	$28.78	$0.31	$32.88	$28.50	$0.31
Fourth quarter	$33.91	$30.75	$0.31	$32.82	$28.11	$0.31

The closing price of our common stock as of May 31, 2011, as reported on the NASDAQ Global Select Market, was $32.30 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2006, in Paychex common stock, the S&P 500 Index, and the S&P Data Processing and Outsourced Services (the “S&P S(DP)”) Index. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. The S&P S(DP) Index includes a representative peer group of companies, and includes Paychex. All comparisons of stock price performance shown assume reinvestment of dividends.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2006	2007	2008	2009	2010	2011

Paychex	100.00	112.35	99.18	82.04	89.43	105.56
S&P 500	100.00	122.80	114.57	77.24	93.44	117.69
S&P S(DP)	100.00	121.38	110.23	85.49	92.31	114.63

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In millions, except per share amounts
Year ended May 31,	2011	2010(1)	2009	2008	2007(2)

Service revenue	$2,036.2	$1,945.8	$2,007.3	$1,934.5	$1,752.9
Interest on funds held for clients	48.1	55.0	75.5	131.8	134.1

Total revenue	$2,084.3	$2,000.8	$2,082.8	$2,066.3	$1,887.0
Operating income	$786.4	$724.8	$805.2	$828.3	$701.5
As a % of total revenue	38%	36%	39%	40%	37%
Net income	$515.3	$477.0	$533.5	$576.1	$515.4
As a % of total revenue	25%	24%	26%	28%	27%
Diluted earnings per share	$1.42	$1.32	$1.48	$1.56	$1.35
Cash dividends per common share	$1.24	$1.24	$1.24	$1.20	$0.79
Purchases of property and equipment	$100.5	$61.3	$64.7	$82.3	$79.0
Cash and total corporate investments	$671.3	$656.9	$574.7	$434.8	$1,224.2
Total assets	$5,393.8	$5,226.3	$5,127.4	$5,309.8	$6,246.5
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,496.2	$1,402.0	$1,341.5	$1,196.6	$1,952.2
Return on stockholders’ equity	35%	34%	41%	39%	28%

(1)	Includes an expense charge of $18.7 million to increase the litigation reserve.

(2)	Includes an expense charge of $38.0 million to increase the litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2011 (“fiscal 2011”), May 31, 2010 (“fiscal 2010”), and May 31, 2009 (“fiscal 2009”), and our financial condition as of May 31, 2011. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

Our Human Resource Services primarily include:

•	Paychex HR Solutions, under which we offer our administrative services organization (“ASO”) and our professional employer organization (“PEO”). We also offer Paychex HR Essentials, our new ASO product that provides support to our clients over the phone or online to help manage employee-related topics;

•	retirement services administration;

•	insurance services;

•	eServices; and

•	other human resource services and products.

We earn revenue mainly through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services. We also earn interest on funds held for clients between the time of collection from our clients and remittance to the applicable tax or regulatory agencies or client employees. Our business strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technology and operating infrastructure; and expanding our service offerings.

Our financial results for fiscal 2011 reflected year-over-year growth. We continued to see improvement in many of our key business indicators, especially in checks per client. Checks per client increased 2.1% for fiscal 2011, compared to a decline of 2.6% for fiscal 2010. Checks per client began to show year-over-year growth in the three months ending May 31, 2010 with 1.1% growth for that quarter and continued to improve throughout fiscal 2011, reflecting increases of 1.2%, 2.5%, 2.8%, and 2.0% for each of the sequential quarters. Our revenue growth has been modest, as new sales units were relatively flat compared to the prior year, largely due to lack of growth in new business starts.

Our financial results continue to be adversely impacted by the interest rate environment. The equity markets hit a low in March 2009, with interest rates available on high quality financial instruments remaining low since that time. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.3% for fiscal 2011, compared to 1.5% for fiscal 2010 and 2.1% for fiscal 2009.

We continue to manage our headcount and expenses while investing in our business, particularly in areas related to selling and servicing our clients, product development, and the technology required to support these areas. We believe these investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning ourselves to capitalize on opportunities for long-term growth.

Highlights of our financial results for fiscal 2011 compared to fiscal 2010 are as follows:

•	Payroll service revenue increased 2% to $1.4 billion.

•	Human Resource Services revenue increased 10% to $597.4 million.

•	Interest on funds held for clients decreased 13% to $48.1 million.

•	Total revenue increased 4% to $2.1 billion.

•	Operating income increased 8% to $786.4 million, and operating income, net of certain items, increased 7% to $738.3 million. Refer to the “Non-GAAP Financial Measure” discussion on page 14 for further information on operating income, net of certain items.

•	Operating income for fiscal 2010 reflected an expense charge of $18.7 million to increase the litigation reserve related to the Rapid Payroll court decision, which reduced diluted earnings per share for fiscal 2010 by $0.03 per share.

•	Net income and diluted earnings per share increased 8% to $515.3 million and $1.42 per share, respectively.

•	Cash flow from operations increased 17% to $715.3 million, primarily related to the increase in net income and fluctuations in operating assets and liabilities.

•	Dividends of $448.8 million were paid to stockholders, representing 87% of net income.

During fiscal 2011, we completed the acquisition of two software-as-a-service companies, opening up additional areas of the markets we serve. SurePayroll, Inc. (“SurePayroll”), a provider of payroll processing for small businesses, was acquired on February 8, 2011 for $114.9 million, net of cash acquired. SurePayroll serves small businesses with its easy-to-use, online payroll product and mobile application. This acquisition allows us entry into a new area of the online payroll market, and provides our clients with a mobile self-service alternative. The acquisition of SurePayroll was dilutive to fiscal 2011 by less than $0.01 per share. ePlan Services, Inc. (“ePlan”), a provider of recordkeeping and administrative solutions to the defined contribution marketplace, was acquired on May 3, 2011 for $15.2 million, net of cash acquired. Both entities now operate as wholly owned subsidiaries of Paychex. Our financial results include the results of these entities from their respective dates of acquisition. Neither acquisition is significant to our consolidated financial statements.

Non-GAAP Financial Measure

In addition to reporting operating income, a United States (“U.S.”) generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the basis of the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients and the expense charge in fiscal 2010 to increase the litigation reserve. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. The expense charge to increase the litigation reserve is also an adjustment to operating income due to its unusual and infrequent nature. It is outside the normal course of our operations and obscures the comparability of performance period over period. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the Securities and Exchange Commission. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 7% to $738.3 million for fiscal 2011, compared to $688.5 million for fiscal 2010 and $729.7 million for fiscal 2009.

Business Outlook

Our client base was approximately 564,000 clients as of May 31, 2011, compared to approximately 536,000 clients as of May 31, 2010, and approximately 554,000 clients as of May 31, 2009. Our client base increased 5.2% for fiscal 2011, compared to declines of 3.2% for fiscal 2010 and 3.1% for fiscal 2009. Excluding the impact of 33,000 SurePayroll clients, our client base would have declined 0.9% for fiscal 2011. This reduction reflects the impact of lack of growth in new business starts on our client base, as our new sales units were relatively flat compared to fiscal 2010. On a positive note, our sales to clients who previously utilized the services of local and regional competitors improved for fiscal 2011.

For fiscal 2011, payroll services client retention was approximately 79% of our beginning client base, a two percentage point improvement over the prior year, as clients lost decreased 9% for fiscal 2011 compared to fiscal 2010. The decrease in client losses was largely attributable to fewer clients going out of business or having no employees for fiscal 2011 compared to fiscal 2010. In addition, we lost fewer clients to local and regional competitors for fiscal 2011. Through our focus on providing high-quality service to our customers to maximize client retention, we received the highest client satisfaction results in the past several years.

Ancillary services effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. The following statistics demonstrate the growth in our ancillary service offerings:

As of May 31,	2011	2010	2009

Paychex HR Solutions client employees(1)	567,000	502,000	453,000
Paychex HR Solutions clients(1)	21,000	19,000	18,000
Insurance services clients(2)	100,000	92,000	86,000
Health and benefits services applicants	99,000	80,000	58,000
Retirement services clients(3)	57,000	51,000	50,000

(1)	Includes Paychex HR Essentials as of May 31, 2011.

(2)	Includes workers’ compensation insurance services clients and health and benefits services clients.

(3)	Includes ePlan clients as of May 31, 2011.

Continued investment in our business is critical to our success. In fiscal 2011, we made investments in our sales force and product development. Our sales force increased 2% to 2,380 sales representatives for fiscal 2011, and is expected to grow 1% to 2,400 sales representatives for the fiscal year ending May 31, 2012 (“fiscal 2012”). This growth is driven primarily by increases in insurance services and other Human Resource Services offerings.

We have continued to expand our enhanced payroll processing platform to include additional service offerings. This new platform allows us to leverage efficiencies in our processes and continue to provide excellent customer service to our clients. Our enhanced platform has led to improved productivity within our operations, contributing to the increase in our operating income, net of certain items, as a percentage of service revenue to 36.3% for fiscal 2011, compared to 35.4% for the prior year.

Over the next few years, we will continue to invest in our product development, as we believe it is critical to our success. We have introduced new product offerings to add value for our clients. In fiscal 2011, we introduced Paychex HR Essentials, an ASO offering that provides support to our clients over the phone or online to help manage employee-related topics. We also introduced Paychex SmartTimetm time clocks for small businesses. This self-contained system offers small businesses an economical, easy-to-use time and attendance solution that automatically collects and calculates employee hours, and integrates with Paychex payroll.

We continued the expansion of our insurance services nationwide, simplifying the process required to obtain coverage through our network of national and regional insurers. We now service over 100,000 clients through our subsidiary, Paychex Insurance Agency, Inc. We believe insurance services is an area that continues to offer significant opportunities for future growth.

We strengthened our position as an expert in our industry by serving as a source of education and information to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. In addition, the Paychex Insurance Agency, Inc. website, www.paychexinsurance.com, helps small business owners navigate the area of insurance coverage.

Financial position and liquidity

The volatility in the global financial markets that began in September 2008 continues to curtail available liquidity and limit investment choices. Despite this macroeconomic environment, as of May 31, 2011, our financial position remained strong with cash and total corporate investments of $671.3 million and no debt.

Our investment strategy focuses on optimizing liquidity and protecting principal. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. Our primary short-term investment vehicle has been U.S. agency discount notes. Starting in November 2009, we began to invest in select A-1/P-1-rated variable rate demand notes (“VRDNs”) and have gradually increased our investment in VRDNs to $828.3 million as of May 31, 2011. During fiscal 2011, we earned an after-tax rate of approximately 0.23% for VRDNs compared to approximately 0.06% for U.S. agency discount notes.

We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of May 31, 2011 were traded in active markets.

Our primary source of cash is our ongoing operations. Cash flow from operations was $715.3 million for fiscal 2011. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows in fiscal 2011 allowed us to support our business growth and to pay substantial dividends to our stockholders. During fiscal 2011, dividends paid to stockholders were 87% of net income. It is anticipated that cash and total corporate investments as of May 31, 2011, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2011, 2010, and 2009, and our financial position as of May 31, 2011, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our outlook for fiscal 2012 is based upon current economic and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. Our fiscal 2012 guidance reflects anticipated results for SurePayroll and ePlan. The anticipated service revenue impact is approximately 2% and the earnings dilution is expected to be approximately $0.01 per share, mainly due to amortization of acquired intangible assets. Our fiscal 2012 guidance is as follows:

	Low		High

Payroll service revenue	5%	—	7%
Human Resource Services revenue	12%	—	15%
Total service revenue	7%	—	9%
Interest on funds held for clients	(14)%	—	(12)%
Investment income, net	—	—	2%
Net income	5%	—	7%

Operating income, net of certain items, as a percentage of service revenue is expected to range from 35% to 36% for fiscal 2012. The effective income tax rate is expected to approximate 35% for fiscal 2012.

Interest on funds held for clients and investment income for fiscal 2012 are expected to be impacted by the continuing low-interest-rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.2% for fiscal 2012. As of May 31, 2011, the long-term investment portfolio had an average yield-to-maturity of 2.6% and an average duration of 2.4 years. In the next twelve months, slightly more than 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%. Investment income is expected to benefit from ongoing investment of cash generated from operations, though at a lower growth rate as a result of cash outlays in fiscal 2011 for business acquisitions.

Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be in the range of $3.5 million to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Purchases of property and equipment for fiscal 2012 are expected to be in the range of $90 million to $95 million. This includes costs for internally developed software as we continue to invest in our product development. Fiscal 2012 depreciation expense is projected to be in the range of $75 million to $80 million, and we project amortization of intangible assets for fiscal 2012 to be in the range of $20 million to $25 million. Intangible assets acquired from SurePayroll and ePlan are expected to increase amortization expense for fiscal 2012, partially offset by the impact of fully amortized intangibles.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2011	Change	2010	Change	2009

Revenue:
Payroll service revenue	$1,438.8	2%	$1,404.9	(5)%	$1,483.7
Human Resource Services revenue	597.4	10%	540.9	3%	523.6

Total service revenue	2,036.2	5%	1,945.8	(3)%	2,007.3
Interest on funds held for clients	48.1	(13)%	55.0	(27)%	75.5

Total revenue	2,084.3	4%	2,000.8	(4)%	2,082.8
Combined operating and SG&A expenses	1,297.9	2%	1,276.0	—	1,277.6

Operating income	786.4	8%	724.8	(10)%	805.2
As a % of total revenue	38%		36%		39%
Investment income, net	5.8	29%	4.5	(34)%	6.9

Income before income taxes	792.2	9%	729.3	(10)%	812.1
As a % of total revenue	38%		36%		39%
Income taxes	276.9	10%	252.3	(9)%	278.6

Effective income tax rate	35.0%		34.6%		34.3%
Net income	$515.3	8%	$477.0	(11)%	$533.5

As a % of total revenue	25%		24%		26%
Diluted earnings per share	$1.42	8%	$1.32	(11)%	$1.48

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2011, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2011	2010	2009

Average investment balances:
Funds held for clients	$3,350.3	$3,167.9	$3,323.3
Corporate investments	662.4	653.8	538.2

Total	$4,012.7	$3,821.7	$3,861.5

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.4%	1.6%	2.2%
Corporate investments	0.9%	0.8%	1.4%
Combined funds held for clients and corporate investments	1.3%	1.5%	2.1%
Net realized gains:
Funds held for clients	$1.3	$3.2	$1.1
Corporate investments	—	—	—

Total	$1.3	$3.2	$1.1

$ in millions
As of May 31,	2011	2010	2009

Net unrealized gains on available-for-sale securities(1)	$59.3	$66.6	$66.7
Federal Funds rate(2)	0.25%	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.80%	0.99%	1.35%
Total fair value of available-for-sale securities	$2,737.2	$2,151.8	$1,780.9
Weighted-average duration of available-for-sale securities in years(3)	2.4	2.5	2.5
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.6%	2.9%	3.3%

(1)	The net unrealized gain of our investment portfolios was approximately $57.5 million as of July 11, 2011.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2011, May 31, 2010, and May 31, 2009.

(3)	These items exclude the impact of VRDNs held as of May 31, 2011 and May 31, 2010, as they are tied to short-term interest rates. We did not hold any VRDNs as of May 31, 2009.

Payroll service revenue:  Payroll service revenue increased 2% to $1.4 billion for fiscal 2011, compared to a 5% decline for fiscal 2010. Fiscal 2011 revenue benefited from an increase in checks per client and revenue per check. Checks per client increased 2.1% for fiscal 2011 compared to fiscal 2010. Revenue per check was positively impacted by lower discounting within our overall client base and price increases. Our client base, excluding the impact of SurePayroll, declined 0.9% during fiscal 2011. This was largely attributable to the adverse impact on the sales of new units from lack of growth in new business starts. Client retention improved for fiscal 2011, with client losses that were 9% lower than for fiscal 2010, largely a result of fewer clients going out of business or having no employees. In addition, fiscal 2011 new sales units and client losses related to local and regional competitors improved compared to the prior year.

The decrease in payroll service revenue for fiscal 2010 was as a result of the cumulative adverse effects of weak economic conditions on our client base and check volume. Our client base decreased 3.2% during fiscal 2010 and checks per client decreased 2.6% for fiscal 2010 compared to fiscal 2009.

Human Resource Services revenue:  Human Resource Services revenue increased 10% for fiscal 2011 and 3% for fiscal 2010 to $597.4 million and $540.9 million, respectively. Human Resource Services revenue growth for both fiscal 2011 and fiscal 2010 was impacted by the revenue earned from Stromberg time and attendance operations (“Stromberg”), an immaterial component of Paychex, prior to its sale in October 2009. In addition, retirement services revenue growth for fiscal 2010 was impacted by billings in fiscal 2009 related to restatements of clients’ retirement plans required by statute, which are not expected to recur for approximately six years. This favorably impacted retirement services revenue growth for fiscal 2009 by $12.4 million and did not recur in fiscal 2010. Excluding the impact of Stromberg in both fiscal 2011 and fiscal 2010, and the impact of retirement plan restatement billings for fiscal 2010, Human Resource Services revenue growth would have been as follows:

% Change	2011	2010

Human Resource Services revenue, as reported	10%	3%
Human Resource Services revenue excluding Stromberg revenue and retirement plan restatement billings	12%	8%

This growth was generated from the following:

$ in billions
As of May 31,	2011	Change	2010	Change	2009

Paychex HR Solutions client employees(1)	567,000	13%	502,000	11%	453,000
Paychex HR Solutions clients(1)	21,000	9%	19,000	8%	18,000
Insurance services clients(2)	100,000	8%	92,000	7%	86,000
Health and benefits services applicants	99,000	23%	80,000	38%	58,000
Retirement services clients(3)	57,000	12%	51,000	3%	50,000
Asset value of retirement services client employees’ funds(3)	$15.3	35%	$11.3	33%	$8.5

(1)	Includes Paychex HR Essentials as of May 31, 2011.

(2)	Includes workers’ compensation insurance services clients and health and benefits services clients.

(3)	Includes ePlan as of May 31, 2011. Excluding ePlan clients, retirement services clients would have increased 5% for fiscal 2011.

Human Resource Services revenue growth for fiscal 2011 reflects modest improvements in economic conditions, the client growth noted above, and price increases. Paychex HR Solutions revenue for fiscal 2011 was positively impacted by increases in both clients and client employees. Contributing to this growth in clients and client employees is our new product offering, Paychex HR Essentials. Growth in certain products that are primarily beneficial to our MMS clients contributed positively to Human Resource Services revenue growth for both fiscal 2011 and fiscal 2010. Also, insurance services revenue continued to grow as a result of increases in both health and benefits services and workers’ compensation insurance services revenue. Health and benefits services revenue continued its accelerated growth since inception, increasing 29% for fiscal 2011 and 49% for fiscal 2010, driven primarily by the number of applicants.

Somewhat offsetting these positive factors, fluctuations in our PEO revenue had an adverse impact on Human Resource Services revenue growth for fiscal 2011. PEO net service revenue is more variable quarter to quarter than our other revenue streams due to fluctuations in adding and retaining client employees as healthcare rates change.

For fiscal 2010, client growth as noted above positively impacted Human Resource Services Revenue; however, the rates of growth were adversely affected by the cumulative impact of weak economic conditions on our client base. This particularly affected retirement services, although client growth for retirement services rebounded somewhat late in fiscal 2010 as client losses improved compared to the prior year.

In fiscal 2011 and fiscal 2010, the 35% and 33% increases in the asset value of retirement services client employees’ funds were driven by recovery in the financial markets and increased levels of larger plans converting to Paychex. For both fiscal 2011 and fiscal 2010, retirement services revenue growth was adversely impacted by a shift in the mix of assets in the retirement services client employees’ funds to investments earning lower fees from external fund managers.

Total service revenue:  Total service revenue increased 5% for fiscal 2011 and declined 3% for fiscal 2010, attributable to the factors previously discussed.

Interest on funds held for clients:  The decrease of 13% in interest on funds held for clients for fiscal 2011 compared to fiscal 2010 was the result of lower average interest rates earned, offset somewhat by an increase in average investment balances. The decrease of 27% in interest on funds held for clients for fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates earned and lower average investment balances, offset somewhat by higher net realized gains on sales of available-for-sale securities.

Average investment balances for funds held for clients increased 6% for fiscal 2011 and decreased 5% for fiscal 2010. The increase in average investment balances for fiscal 2011 was the result of increases in state unemployment insurance rates for the 2011 calendar year and the increase in checks per client, offset somewhat by the lingering effects of the difficult economic conditions on our client base. The decline in average investment balances for fiscal 2010 was the result of the cumulative adverse effect of weak economic conditions on our client base and lower tax withholdings for client employees resulting from the American Recovery and Reinvestment Act of 2009 (the “economic stimulus package”). In the second half of fiscal 2010, the impact of these factors was partially offset by increases in state unemployment insurance rates for the 2010 calendar year. The economic stimulus package went into effect in April 2009, and its impact on year-over-year comparisons of average investment balances had abated in the fourth quarter of fiscal 2010. This factor, along with the increases in state unemployment insurance rates, resulted in average investment balances for funds held for clients growing 3% for the fourth quarter of fiscal 2010 compared to the same period in fiscal 2009.

Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for fiscal years:

In millions	2011	Change	2010	Change	2009

Compensation-related expenses	$877.7	3%	$854.9	(1)%	$860.8
Facilities expenses	60.0	(1)%	60.4	1%	59.6
Depreciation and amortization	88.7	3%	86.5	1%	85.8
Other expenses	271.5	6%	255.5	(6)%	271.4

	1,297.9	3%	1,257.3	(2)%	1,277.6
Expense charge to increase the litigation reserve	—	(100)%	18.7	100%	—

Total operating and SG&A expenses	$1,297.9	2%	$1,276.0	—	$1,277.6

During fiscal 2010, we recorded an expense charge of $18.7 million to increase our litigation reserve. Refer to Note M of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on legal matters.

Excluding the aforementioned $18.7 million expense charge, combined operating and SG&A expenses increased 3% for fiscal 2011 and decreased 2% for fiscal 2010. The increase for fiscal 2011 was primarily driven by personnel-related costs, in part due to reinstatement of salary increases and 401(k) match as indicated below. In addition, we continued to invest in our product development and supporting technology. Improvements in productivity with related lower headcount in operations have moderated this increase. Fiscal 2011 compensation-related expenses include one-time costs related to the separation agreement entered into during the three months ended August 31, 2010 with Jonathan J. Judge, our former President and Chief Executive Officer. Expenses of SurePayroll and ePlan, which are included in our results since their respective acquisition dates, further impacted the growth in operating and SG&A expenses.

The decline in combined operating and SG&A expenses for fiscal 2010 was generated from cost control measures and lower headcount, offset slightly by costs related to continued investment in our sales force, customer service, and product development and supporting technology. In fiscal 2010, we saved approximately $30.0 million from a freeze on salary increases and providing no matching contributions to our 401(k) plan. We reinstituted salary increases beginning March 1, 2010 and reinstated a 401(k) match effective January 1, 2011.

As of May 31, 2011, we had approximately 12,400 employees compared with approximately 12,200 employees as of May 31, 2010 and 12,500 employees as of May 31, 2009.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Depreciation and amortization increased in fiscal 2011 due to the acquisitions of SurePayroll and ePlan. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. The increase in other expenses for fiscal 2011 was primarily attributable to the largely fourth quarter impact from our two acquisitions.

Operating income:  Operating income increased 8% for fiscal 2011 and declined 10% for fiscal 2010. The fluctuations in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is as follows for fiscal years:

In millions	2011	Change	2010	Change	2009

Operating income	$786.4	8%	$724.8	(10)%	$805.2
Excluding:
Interest on funds held for clients	(48.1)	(13)%	(55.0)	(27)%	(75.5)
Expense charge to increase the litigation reserve	—	(100)%	18.7	100%	—

Operating income, net of certain items	$738.3	7%	$688.5	(6)%	$729.7

Operating income, net of certain items, as a % of total service revenue	36.3%		35.4%		36.4%

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 14.

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increase of 29% in investment income for fiscal 2011 compared to fiscal 2010 was the result of higher average invested balances and a slight increase in average interest rates earned. The 1% increase in average investment balances for fiscal 2011 was the result of investment of cash generated from operations, partially offset by cash utilized to fund the acquisitions of SurePayroll and ePlan during the second half of fiscal 2011. The increase in average interest rates earned on corporate investments was primarily driven by higher yields on funds invested into our longer-term investment portfolio compared to the prior year. The decrease of 34% in investment income for fiscal 2010 compared to fiscal 2009 was the result of lower average interest rates earned offset somewhat by higher average investment balances resulting from investment of cash generated from operations.

Income taxes:  Our effective income tax rate was 35.0% for fiscal 2011, compared to 34.6% for fiscal 2010, and 34.3% for fiscal 2009. The increase in our effective tax rate for fiscal 2011 was primarily attributable to lower tax-exempt income on available-for-sale securities during fiscal 2011 compared to fiscal 2010. The increase in our effective income tax rate for fiscal 2010 was primarily the result of higher state income tax rates from state legislative changes. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net income and earnings per share:  Net income increased 8% to $515.3 million for fiscal 2011 and decreased 11% to $477.0 million for fiscal 2010. Diluted earnings per share increased 8% to 1.42 per share for fiscal 2011 and decreased 11% to $1.32 per share for fiscal 2010. These fluctuations were attributable to the factors previously discussed. In particular, the $18.7 million expense charge to increase the litigation reserve reduced diluted earnings per share by $0.03 per share for fiscal 2010. Combined interest on funds held for clients and corporate investment income for fiscal 2010 decreased 28% or $22.8 million, reducing diluted earnings per share by $0.04 per share.

Liquidity and Capital Resources

The volatility in the global financial markets that began in September 2008 continues to curtail available liquidity and limit investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2011 remained strong with cash and total corporate investments of $671.3 million and no debt. We also believe that our investments as of May 31, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2011, along with projected operating cash flows will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

Lines of credit:  As of May 31, 2011, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2011 or as of May 31, 2011.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.

Letters of credit:  As of May 31, 2011, we had irrevocable standby letters of credit outstanding totaling $47.4 million, required to secure commitments for certain of our insurance policies. The letters of credit expire at various dates between July 2011 and December 2011, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2011 or as of May 31, 2011. Subsequent to May 31, 2011, the letter of credit expiring in July 2011 was renewed and will expire in July 2012.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2011. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2011:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years

Operating leases(1)	$150.0	$39.4	$56.6	$33.5	$20.5
Purchase obligations(2)	72.4	44.2	21.3	5.8	1.1

Total	$222.4	$83.6	$77.9	$39.3	$21.6

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $6.0 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

The liability for uncertain tax positions was approximately $34.4 million as of May 31, 2011. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above. We are currently under a state income tax audit for the fiscal years ended May 31, 2004 through 2009. On July 14, 2010, we received a summary of proposed tax adjustments from the New York State Department of Taxation and Finance, which was in excess of the reserve recorded as of May 31, 2011. The outcome of the audit and the timing of settlement, if any, are subject to significant uncertainty. It is not possible to reasonably estimate the impact, if any, if resolution is ultimately unfavorable to us.

Certain deferred compensation plan obligations and other long-term liabilities amounting to $52.1 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, some arrangements with various Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2011, 2010, and 2009 was $10.4 million, $9.9 million, and $12.3 million, respectively.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2011.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2011	2010	2009

Net income	$515.3	$477.0	$533.5
Non-cash adjustments to net income	166.5	161.3	134.4
Cash provided by/(used in) changes in operating assets and liabilities	33.5	(27.4)	20.9

Net cash provided by operating activities	$715.3	$610.9	$688.8

The increase in our operating cash flows for fiscal 2011 resulted mainly from an increase in net income and fluctuations in operating assets and liabilities. The decrease in our operating cash flows for fiscal 2010 related primarily to lower net income adjusted for non-cash items and changes in operating assets and liabilities. The increase in non-cash adjustments to net income in fiscal 2010 is primarily due to the $18.7 million expense charge to increase the litigation reserve, partially offset by the related increase in deferred tax benefit. The fluctuations in our operating assets and liabilities between periods for both fiscal 2011 and fiscal 2010 were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2011	2010	2009

Net change in funds held for clients and corporate investment activities	$(179.8)	$(341.2)	$491.4
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(100.5)	(61.3)	(64.1)
(Acquisition)/sale of businesses	(126.4)	13.1	(6.4)
Purchases of other assets	(2.8)	(11.9)	(16.4)

Net cash (used in)/provided by investing activities	$(409.5)	$(401.3)	$404.5

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

The fluctuations in the net change in funds held for clients and corporate investment activities reflect the changing mix of investments. As a result of volatility in the financial markets, in September 2008 we divested of any VRDN securities held and began to utilize U.S. agency discount notes as our primary short-term investment vehicle. U.S. agency discount notes are cash equivalents. VRDNs, although priced and traded as short-term securities, are classified as available-for-sale securities and the cash paid and proceeds received for these securities are included in investing activities. As a result of the divestiture, the proceeds from sales of available-for-sale securities exceeded the purchases of available-for-sale securities in fiscal 2009. Much of these proceeds were held as cash equivalents in the funds held for clients’ portfolio. In November 2009, we began to again invest in select A-1/P-1-rated VRDNs, although at considerably lower levels than in the prior year. We utilized some of our cash equivalents to purchase these VRDNs, and in fiscal 2010 these purchases of available-for-sale securities were in excess of funds received from any sales of available-for-sale securities. Also in fiscal 2010, more corporate funds have been invested in longer-term municipal bonds. In fiscal 2011, we continued to increase our investment in VRDNs and the amounts of purchases and sales for available-for-sale securities increased. However, partially offsetting this impact was the related liquidation of cash equivalents and the impact on cash equivalents from timing within the funds held for clients’ portfolio of remittances versus collections. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations.

In general, fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section, contained in Item 7A of this Form 10-K.

Purchases of long-lived assets:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2011, 2010, and 2009, we purchased approximately $5.7 million, $3.2 million, and $4.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

During fiscal 2011, we paid $126.4 million for the acquisitions of SurePayroll and ePlan. During fiscal 2010, we received $13.1 million from the sale of Stromberg, an immaterial component of the Company. The purchases of other assets were for customer lists.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2011	2010	2009

Net change in client fund obligations	$(34.9)	$42.3	$(346.0)
Dividends paid	(448.8)	(448.6)	(447.7)
Proceeds from exercise and excess tax benefit related to stock-based awards	12.6	8.2	9.0

Net cash used in financing activities	$(471.1)	$(398.1)	$(784.7)

Cash dividends per common share	$1.24	$1.24	$1.24

Net change in client fund obligations:  The client fund obligations liability will vary based on the timing of collecting client funds, and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The outflow of funds for fiscal 2011 as compared to fiscal 2010 is the result of timing of collections and remittances surrounding the Federal holiday on May 31, 2010, offset by an increase in client fund obligations for higher withholdings for state unemployment insurance related to rate increases for calendar year 2011. As a result of May 31, 2010 being a Federal holiday, client fund obligations were higher as collections were made on Friday, May 28, 2010 that were not remitted to client employees and tax or regulatory agencies until June 2010. This resulted in a positive cash flow impact for fiscal 2010. Also, for fiscal 2010 there was an increase in client fund obligations as a result of higher withholdings for state unemployment insurance related to rate increases for the 2010 calendar year. May 31, 2011 did not fall on a Federal holiday, so we did not have the same level of client fund holdings at the end of fiscal 2011.

Dividends paid:  A quarterly dividend of $0.31 per share was paid to stockholders of record during fiscal years 2011, 2010, and 2009. The dividends paid as a percentage of net income totaled 87%, 94%, and 84% for those respective fiscal years. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:  Proceeds from exercise and excess tax benefit related to stock-based awards increased for fiscal 2011 and decreased for fiscal 2010 as compared to the respective prior years. Common shares acquired through exercise of stock options were 0.4 million shares for each of fiscal years 2011, 2010, and 2009. The increase for fiscal 2011 was the result of a higher average exercise price than for fiscal 2010. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation incentive plans.

Other

Recently adopted accounting pronouncements:  Refer to Note A of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements:  At this time, we do not anticipate that recently issued accounting guidance that has not yet been adopted will have a material impact on our consolidated financial statements. Refer to Note A of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, discusses the significant accounting policies of Paychex. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the consolidated financial statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.9 billion for fiscal 2011, $3.1 billion for fiscal 2010, and $2.6 billion for fiscal 2009.

Revenue from Stromberg time and attendance solutions was recognized during fiscal 2009 and fiscal 2010 until the date of disposition, when all of the following were present: persuasive evidence that an arrangement existed, typically a non-cancelable sales order; delivery was complete for the software and hardware; the fee was fixed or determinable and free of contingencies; and collectibility was reasonably assured. Maintenance contracts were generally purchased by our clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts was recognized ratably over the term of the contract.

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

Our maximum individual claims liability was $1.0 million under both the fiscal 2011 and fiscal 2010 policies. As of May 31, 2011 and May 31, 2010, we had recorded current liabilities of $7.3 million and $5.8 million, respectively, and long-term liabilities of $20.6 million and $20.1 million, respectively, for workers’ compensation claims.

Goodwill and other intangible assets:  We have $513.7 million and $421.6 million of goodwill recorded on our Consolidated Balance Sheets as of May 31, 2011 and May 31, 2010, respectively, resulting from acquisitions of businesses. The increase in goodwill was due to the acquisition in fiscal 2011 of two software-as-a-service companies, whose results are immaterial to our consolidated financial statements.

Goodwill is not amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal year 2011, 2010 or 2009. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

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

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Our reserve for uncertain tax positions was $34.4 million as of May 31, 2011 and $27.5 million as of May 31, 2010. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of our reserve for uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:  Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We invest predominately in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of May 31, 2011 were traded in active markets.

Starting in November 2009 we began to invest in select A-1/P-1-rated VRDNs and have gradually increased our investment in VRDNs to $828.3 million as of May 31, 2011, up from $226.3 million as of May 31, 2010. During fiscal 2011, we earned an after-tax rate of approximately 0.23% for VRDNs compared to approximately 0.06% for U.S. agency discount notes, which have been our primary short-term investment vehicle. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2011, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.3%, compared with 1.5% for fiscal 2010 and 2.1% for fiscal 2009. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of May 31, 2011 had an average duration of 2.4 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly more than 20% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2011
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$408.7	$412.3
Due after one year through three years	603.0	626.9
Due after three years through five years	570.8	592.7
Due after five years	1,095.4	1,105.3

Total	$2,677.9	$2,737.2

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The following table summarizes the changes in the Federal Funds rate over the past three fiscal years:

	2011	2010	2009

Federal Funds rate — beginning of fiscal year	0.25%	0.25%	2.00%
Rate decrease:
First quarter	—	—	—
Second quarter	—	—	(1.00)
Third quarter	—	—	(0.75)
Fourth quarter	—	—	—

Federal Funds rate — end of fiscal year(1)	0.25%	0.25%	0.25%

Three-year “AAA” municipal securities yields — end of fiscal year	0.80%	0.99%	1.35%

(1)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2011, May 31, 2010, and May 31, 2009.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.0 billion for fiscal 2011. Our anticipated allocation is approximately 50% invested in short-term securities and available-for-sale securities with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $59.3 million as of May 31, 2011, compared with an unrealized gain of $66.6 million as of May 31, 2010. In determining fair value, we utilize the Interactive Data Pricing Service. During fiscal 2011, the net unrealized gain on our investment portfolios ranged from $41.4 million to $86.2 million. During fiscal 2010, the net unrealized gain on our investment portfolios ranged from $55.1 million to $82.4 million. The net unrealized gain of our investment portfolios was approximately $57.5 million as of July 11, 2011.

As of May 31, 2011 and May 31, 2010, we had $2.7 billion and $2.2 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.6% and 2.9% as of May 31, 2011 and May 31, 2010, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs held as of May 31, 2011 and May 31, 2010. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2011, would be approximately $11.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:  We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2011 were not other-than-temporarily impaired. While $51.7 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $0.1 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of May 31, 2011 and May 31, 2010 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity, and further believe that it is more-likely-than-not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

The Audit Committee of our Company’s Board of Directors meets with the independent registered public accounting firm (the “independent accountants”), management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit effort. The Audit Committee also meets periodically with the independent accountants and the chief internal auditor without management present to ensure that the independent accountants and the chief internal auditor have free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2011 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2011.

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

/s/ Martin Mucci	/s/ John M. Morphy
Martin Mucci	John M. Morphy
President and Chief Executive Officer	Vice President, Finance

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of Paychex, Inc.

We have audited Paychex, Inc.’s internal control over financial reporting as of May 31, 2011, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of May 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011 of Paychex, Inc., and our report dated July 15, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
July 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders of Paychex, Inc.

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2011, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 15, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
July 15, 2011

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME
In millions, except per share amounts

Year ended May 31,	2011	2010	2009

Revenue:
Service revenue	$2,036.2	$1,945.8	$2,007.3
Interest on funds held for clients	48.1	55.0	75.5

Total revenue	$2,084.3	$2,000.8	$2,082.8
Expenses:
Operating expenses	653.6	653.6	680.5
Selling, general and administrative expenses	644.3	622.4	597.1

Total expenses	1,297.9	1,276.0	1,277.6

Operating income	786.4	724.8	805.2
Investment income, net	5.8	4.5	6.9

Income before income taxes	792.2	729.3	812.1
Income taxes	276.9	252.3	278.6

Net income	$515.3	$477.0	$533.5

Basic earnings per share	$1.42	$1.32	$1.48
Diluted earnings per share	$1.42	$1.32	$1.48
Weighted-average common shares outstanding	361.8	361.4	360.8
Weighted-average common shares outstanding, assuming dilution	362.4	361.7	361.0
Cash dividends per common share	$1.24	$1.24	$1.24

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS
In millions, except per share amount

As of May 31,	2011	2010

Assets
Cash and cash equivalents	$119.0	$284.3
Corporate investments	345.0	82.5
Interest receivable	29.4	28.7
Accounts receivable, net of allowance for doubtful accounts	161.1	186.6
Deferred income taxes	5.9	3.8
Prepaid income taxes	1.4	6.7
Prepaid expenses and other current assets	29.4	25.5

Current assets before funds held for clients	691.2	618.1
Funds held for clients	3,566.7	3,541.0

Total current assets	4,257.9	4,159.1
Long-term corporate investments	207.3	290.1
Property and equipment, net of accumulated depreciation	308.7	269.3
Intangible assets, net of accumulated amortization	77.2	61.6
Goodwill	513.7	421.6
Deferred income taxes	25.4	21.1
Other long-term assets	3.6	3.5

Total assets	$5,393.8	$5,226.3

Liabilities
Accounts payable	$45.4	$37.3
Accrued compensation and related items	172.5	163.2
Deferred revenue	3.0	3.5
Deferred income taxes	14.9	17.0
Other current liabilities	38.6	41.2

Current liabilities before client fund obligations	274.4	262.2
Client fund obligations	3,513.9	3,480.0

Total current liabilities	3,788.3	3,742.2
Accrued income taxes	34.1	27.4
Deferred income taxes	23.1	7.8
Other long-term liabilities	52.1	46.9

Total liabilities	3,897.6	3,824.3

Commitments and contingencies — Note M

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 362.1 shares as of May 31, 2011, and 361.5 shares as of May 31, 2010, respectively	3.6	3.6
Additional paid-in capital	535.6	499.7
Retained earnings	919.5	856.3
Accumulated other comprehensive income	37.5	42.4

Total stockholders’ equity	1,496.2	1,402.0

Total liabilities and stockholders’ equity	$5,393.8	$5,226.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2008	360.5	$3.6	$431.6	$745.4	$16.0	$1,196.6
Net income				533.5		533.5
Unrealized gains on securities, net of tax					25.9	25.9

Total comprehensive income						559.4
Cash dividends declared				(447.7)		(447.7)
Stock-based compensation			25.8			25.8
Stock-based award transactions	0.5		9.0	(1.7)		7.3

Balance as of May 31, 2009	361.0	3.6	466.4	829.5	41.9	1,341.4
Net income				477.0		477.0
Unrealized gains on securities, net of tax					0.5	0.5

Total comprehensive income						477.5
Cash dividends declared				(448.6)		(448.6)
Stock-based compensation			25.7			25.7
Stock-based award transactions	0.5		7.6	(1.6)		6.0

Balance as of May 31, 2010	361.5	3.6	499.7	856.3	42.4	1,402.0
Net income				515.3		515.3
Unrealized losses on securities, net of tax					(4.9)	(4.9)

Total comprehensive income						510.4
Cash dividends declared				(448.8)		(448.8)
Stock-based compensation			25.0			25.0
Stock-based award transactions	0.6		10.9	(3.3)		7.6

Balance as of May 31, 2011	362.1	$3.6	$535.6	$919.5	$37.5	$1,496.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

Year ended May 31,	2011	2010	2009

Operating activities
Net income	$515.3	$477.0	$533.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	88.7	86.5	85.8
Amortization of premiums and discounts on available-for-sale securities	38.9	35.0	23.0
Stock-based compensation costs	24.8	25.6	25.7
Provision for/(benefit from) deferred income taxes	13.6	(3.9)	(1.9)
Provision for allowance for doubtful accounts	1.8	2.6	2.9
Provision for litigation reserve	—	18.7	—
Net realized gains on sales of available-for-sale securities	(1.3)	(3.2)	(1.1)
Changes in operating assets and liabilities:
Interest receivable	(0.7)	(1.0)	6.7
Accounts receivable	23.7	(10.2)	3.8
Prepaid expenses and other current assets	1.8	(2.5)	8.4
Accounts payable and other current liabilities	2.2	(15.0)	(10.0)
Net change in other assets and liabilities	6.5	1.3	12.0

Net cash provided by operating activities	715.3	610.9	688.8

Investing activities
Purchases of available-for-sale securities	(6,229.1)	(1,554.9)	(16,365.7)
Proceeds from sales and maturities of available-for-sale securities	5,598.9	1,152.0	17,958.5
Net change in funds held for clients’ money market securities and other cash equivalents	450.4	61.7	(1,101.4)
Purchases of property and equipment	(100.5)	(61.3)	(64.7)
Proceeds from sale of property and equipment	—	—	0.6
Acquisition of businesses, net of cash acquired	(126.4)	—	(6.4)
Proceeds from sale of business	—	13.1	—
Purchases of other assets	(2.8)	(11.9)	(16.4)

Net cash (used in)/provided by investing activities	(409.5)	(401.3)	404.5

Financing activities
Net change in client fund obligations	(34.9)	42.3	(346.0)
Dividends paid	(448.8)	(448.6)	(447.7)
Proceeds from exercise and excess tax benefit related to stock-based awards	12.6	8.2	9.0

Net cash used in financing activities	(471.1)	(398.1)	(784.7)

(Decrease)/increase in cash and cash equivalents	(165.3)	(188.5)	308.6
Cash and cash equivalents, beginning of fiscal year	284.3	472.8	164.2

Cash and cash equivalents, end of fiscal year	$119.0	$284.3	$472.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A —	Description of Business and Significant Accounting Policies

Description of business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2011 (“fiscal 2011”), 2010 (“fiscal 2010”), and 2009 (“fiscal 2009”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2011 and May 31, 2010.

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

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. The Company handles regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, Paychex electronically collects net payroll from the clients’ bank accounts, typically one business day before payday, and provides payment to the employees on payday.

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

The Human Resource Services portfolio of services and products provides small- to medium-sized businesses with retirement services administration, insurance services, eServices, and other human resource services and products. Paychex HR Solutions is available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options provide a combined package of services that include payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and provides health care coverage to PEO client employees. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc. Paychex HR Essentials is a new ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.

Basis of presentation:  The consolidated financial statements include the accounts of Paychex, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, U.S. agency discount notes, and other investments with a maturity of three months or less at acquisition.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $2.1 million as of May 31, 2011 and $1.9 million as of May 31, 2010. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

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

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally:

Category	Depreciable life

Buildings and improvements	Ten to 35 years or the remaining life, whichever is shorter
Data processing equipment	Two to seven years
Furniture, fixtures, and equipment	Seven years
Leasehold improvements	Ten years or the life of the lease, whichever is shorter

Normal and recurring repairs and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to fifteen years. For software developed for internal use, certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangible assets, net of accumulated amortization:  The Company has recorded goodwill in connection with the acquisitions of businesses. Goodwill is not amortized, but instead tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. The Company’s business is largely homogeneous and, as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal years 2011, 2010, or 2009. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either the straight-line method, an accelerated method, or based on client attrition. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.9 billion for fiscal 2011, $3.1 billion for fiscal 2010, and $2.6 billion for fiscal 2009.

Revenue from Stromberg time and attendance solutions was recognized during fiscal 2009 and fiscal 2010 until the date of disposition, when all of the following were present: persuasive evidence that an arrangement existed, typically a non-cancelable sales order; delivery was complete for the software and hardware; the fee was fixed or determinable and free of contingencies; and collectibility was reasonably assured. Maintenance contracts were generally purchased by the Company’s clients in conjunction with their purchase of certain time and attendance solutions. Revenue from these maintenance contracts was recognized ratably over the term of the contract.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income because the collecting, holding, and remitting of these funds are components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.

Advantage Payroll Services Inc. (“Advantage”), a subsidiary of the Company, has license agreements with independently owned associate offices (“Associates”). The Associates are responsible for selling and marketing Advantage payroll services and performing certain operational functions. Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services for the Associates, including the billing and collection of processing fees and the collection and remittance of payroll and payroll tax funds pursuant to Advantage’s service arrangement with Associate customers. The marketing and selling by the Associates is

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conducted under their respective logos. Commissions earned by the Associates are based on the processing activity for the related clients. Revenue generated from customers as a result of these relationships and commissions paid to Associates are included in the Consolidated Statements of Income as service revenue and selling, general and administrative expenses, respectively.

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

The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2011 and fiscal 2010 policies. As of May 31, 2011 and May 31, 2010, the Company had recorded current liabilities of $7.3 million and $5.8 million, respectively, and long-term liabilities of $20.6 million and $20.1 million, respectively, on its Consolidated Balance Sheets for workers’ compensation claims.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Refer to Note D for further discussion of the Company’s stock-based compensation plans.

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

The Company maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions was $34.4 million as of May 31, 2011 and $27.5 million as of May 31, 2010. Refer to Note I for further discussion of the Company’s reserve for uncertain tax positions.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited, and is applicable to the Company’s fiscal quarter beginning March 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B —	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2011	2010	2009

Basic earnings per share:
Net income	$515.3	$477.0	$533.5
Weighted-average common shares outstanding	361.8	361.4	360.8

Basic earnings per share	$1.42	$1.32	$1.48

Diluted earnings per share:
Net income	$515.3	$477.0	$533.5
Weighted-average common shares outstanding	361.8	361.4	360.8
Dilutive effect of common share equivalents at average market price	0.6	0.3	0.2

Weighted-average common shares outstanding, assuming dilution	362.4	361.7	361.0

Diluted earnings per share	$1.42	$1.32	$1.48

Weighted-average anti-dilutive common share equivalents	11.5	13.0	13.5

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C —	Business Combinations

During fiscal 2011, the Company acquired two software-as-a-service companies, opening up additional areas of the markets the Company serves. Effective February 8, 2011, the Company acquired SurePayroll, Inc. (“SurePayroll”), a payroll processing provider for small businesses, for $114.9 million, net of cash acquired. The acquisition of SurePayroll allows the Company entry into a new area of the online market for small businesses, and resulted in approximately $84.6 million of goodwill, which is not tax-deductible.

Effective May 3, 2011, the Company acquired ePlan Services, Inc. (“ePlan”), a provider of recordkeeping and administrative solutions to the defined contribution marketplace, for $15.2 million, net of cash acquired. The ePlan acquisition resulted in $7.5 million of goodwill, which is not tax-deductible.

Upon their respective closing dates, both entities acquired became wholly owned subsidiaries of the Company. The financial results of SurePayroll and ePlan are included in the Company’s consolidated financial statements from their respective dates of acquisition. These acquisitions are not material to the Company’s results of operations, financial position, or cash flows.

Note D —	Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), effective on October 13, 2010 upon its approval by the Company’s stockholders, authorizes grants of up to 39.1 million shares of the Company’s common stock. As of May 31, 2011, there were 24.8 million shares available for future grants under the 2002 Plan. No future grants will be made pursuant to the Paychex, Inc. 1998 Stock Incentive Plan, which expired in August 2002; however, options to purchase an aggregate of 1.0 million shares under the plan remain outstanding as of May 31, 2011.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period and increase additional paid-in capital. Grants prior to June 1, 2006 were expensed on an accelerated basis.

Stock-based compensation expense was $24.8 million, $25.6 million, and $25.7 million for fiscal years 2011, 2010, and 2009, respectively. Related income tax benefits recognized were $8.4 million, $7.9 million, and $8.0 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2011, the total unrecognized compensation cost related to all unvested stock-based awards was $36.9 million and is expected to be recognized over a weighted-average period of 2.7 years.

Stock option grants:  Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July. Non-qualified stock option grants to officers and employees granted prior to July 2010 vest 20% per annum, while grants to the Board prior to October 2010 vest one-third per annum. Grants on non-qualified stock options to officers beginning in July 2010 vest 25% per annum. Grants to members of the Board beginning in October 2010 vest after one year.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has granted stock options to virtually all non-management employees with at least 90 days of service, and shares remain outstanding for the following broad-based stock option grants:

			Shares
	Shares	Exercise	outstanding as of
	granted	price	May 31, 2011
Date of broad-based grant	(millions)	per share	(millions)	Vesting schedule

April 2004	1.7	$37.72	0.7	25% each April in 2005 through 2008
October 2006	2.0	$37.32	1.2	20% each October in 2007 through 2011

Prior to fiscal 2011, each April and October, the Company had granted options to newly hired employees who met certain criteria. Beginning with grants issued in October 2005, such grants of options vest 20% per annum. Any future grants of stock-based awards are subject to the discretion of the Board.

The following table summarizes stock option activity for the three years ended May 31, 2011:

			Weighted-average
	Shares subject	Weighted-average	remaining	Aggregate intrinsic
	to options	exercise price	contractual term	value(1)
	(millions)	per share	(years)	(millions)

Outstanding as of May 31, 2008	14.3	$35.00
Granted	1.0	$30.10
Exercised	(0.4)	$23.41
Forfeited	(0.6)	$36.11
Expired	(0.3)	$37.56

Outstanding as of May 31, 2009	14.0	$34.84
Granted	1.4	$26.34
Exercised	(0.4)	$23.12
Forfeited	(0.4)	$33.35
Expired	(0.4)	$36.18

Outstanding as of May 31, 2010	14.2	$34.31
Granted	0.5	$26.83
Exercised	(0.4)	$28.58
Forfeited	(0.8)	$29.68
Expired	(1.0)	$39.41

Outstanding as of May 31, 2011	12.5	$34.14	4.6	$12.2

Exercisable as of May 31, 2011	10.4	$34.76	4.0	$5.4

(1)	Market price of the underlying stock as of May 31, 2011 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2011	2010	2009

Weighted-average grant-date fair value of stock options granted (per share)	$4.02	$4.37	$6.52
Total intrinsic value of stock options exercised	$1.9	$1.4	$2.6
Total grant-date fair value of stock options vested	$20.0	$19.0	$25.8

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2011	2010	2009

Risk-free interest rate	2.2%	3.0%	3.2%
Dividend yield	4.2%	4.5%	3.6%
Volatility factor	.24	.28	.28
Expected option life in years	6.5	6.3	6.3

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

For restricted stock awards granted to officers prior to July 2010, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, up to one-third of the award may vest. If all the targets are met for three consecutive years, the award will be fully vested. Beginning in July 2010, time-vested restricted stock awards were granted to officers, which vest one-third per annum over three years. For grants to outside directors prior to October 2010, the shares vest on the third anniversary of the grant date. Beginning in October, 2010, restricted stock granted to outside directors vest on the one-year anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity for the three years ended May 31, 2011:

		Weighted-average
		grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share

Nonvested as of May 31, 2008	0.2	$41.48
Granted	0.1	$31.76
Vested	(0.1)	$39.82
Forfeited	—	$36.81

Nonvested as of May 31, 2009	0.2	$36.74
Granted	0.2	$24.60
Vested	—	$35.79
Forfeited	—	$32.66

Nonvested as of May 31, 2010	0.4	$31.95
Granted	0.1	$26.40
Vested	(0.1)	$35.60
Forfeited	(0.1)	$30.02

Nonvested as of May 31, 2011	0.3	$29.88

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

The following table summarizes RSU activity for the three years ended May 31, 2011:

		Weighted-average
		grant-date
		fair value
In millions, except per share amounts	RSUs	per share

Nonvested as of May 31, 2008	0.4	$40.60
Granted	0.6	$28.30
Vested	(0.1)	$40.60
Forfeited	—	$34.65

Nonvested as of May 31, 2009	0.9	$32.93
Granted	0.6	$20.62
Vested	(0.2)	$34.01
Forfeited	(0.1)	$28.88

Nonvested as of May 31, 2010	1.2	$27.39
Granted	0.6	$21.52
Vested	(0.3)	$28.96
Forfeited	(0.1)	$25.08

Nonvested as of May 31, 2011	1.4	$24.83

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance shares:  Beginning in July 2010, the Board approved grants of performance shares to officers and directors. These awards have a two-year performance period, after which the amount of restricted shares earned will be determined based on achievement against performance targets established at the time of Board approval of the awards. The restricted shares earned will then be subject to a one-year service period until the restrictions lapse. Performance shares do not have voting rights or earn dividend equivalents during the performance period. The fair value of performance shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes performance share activity for the three years ended May 31, 2011:

		Weighted-average
		grant-date
	Performance	fair value
In millions, except per share amounts	shares	per share

Unearned performance shares as of May 31, 2010	—	$—
Granted(1)	0.1	$23.85
Forfeited	—	$23.55

Unearned performance shares as of May 31, 2011	0.1	$23.90

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Non-compensatory employee benefit plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2011, 2010, or 2009 related to this plan.

Note E —	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,372.9	$—	$—	$1,372.9
Available-for-sale securities:
General obligation municipal bonds	1,017.5	33.1	(0.1)	1,050.5
Pre-refunded municipal bonds(1)	470.5	14.2	—	484.7
Revenue municipal bonds	361.6	12.1	—	373.7
Variable rate demand notes	828.3	—	—	828.3

Total available-for-sale securities	2,677.9	59.4	(0.1)	2,737.2
Other	8.3	0.6	—	8.9

Total funds held for clients and corporate investments	$4,059.1	$60.0	$(0.1)	$4,119.0

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,754.5	$—	$—	$1,754.5
Available-for-sale securities:
General obligation municipal bonds	951.1	33.7	(0.3)	984.5
Pre-refunded municipal bonds(1)	539.8	19.5	—	559.3
Revenue municipal bonds	368.0	13.8	(0.1)	381.7
Variable rate demand notes	226.3	—	—	226.3

Total available-for-sale securities	2,085.2	67.0	(0.4)	2,151.8
Other	7.5	—	(0.2)	7.3

Total funds held for clients and corporate investments	$3,847.2	$67.0	$(0.6)	$3,913.6

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of May 31, 2011 and May 31, 2010 are U.S. agency discount notes, government money market funds, and bank demand deposit accounts. In addition, included in other cash equivalents as of May 31, 2011 was a municipal bond with a maturity of less than 90 days when acquired.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2011	2010

Funds held for clients	$3,566.7	$3,541.0
Corporate investments	345.0	82.5
Long-term corporate investments	207.3	290.1

Total funds held for clients and corporate investments	$4,119.0	$3,913.6

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company’s investment strategy focuses on optimizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. It limits the amounts that can be invested in any single issuer, and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of May 31, 2011 were traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.

The Company’s available-for-sale securities reflected a net unrealized gain of $59.3 million as of May 31, 2011 compared with a net unrealized gain of $66.6 million as of May 31, 2010. Included in the net unrealized gain

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of May 31, 2011 and 2010, respectively, were 15 and 23 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position were as follows:

	May 31, 2011
	Less than		More than
	twelve months		twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value

Type of issue:
General obligation municipal bonds	$(0.1)	$37.3	$—	$—	$(0.1)	$37.3
Pre-refunded municipal bonds	—	—	—	—	—	—
Revenue municipal bonds	—	14.4	—	—	—	14.4

Total	$(0.1)	$51.7	$—	$—	$(0.1)	$51.7

	May 31, 2010
	Less than		More than
	twelve months		twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value

Type of issue:
General obligation municipal bonds	$(0.3)	$44.0	$—	$—	$(0.3)	$44.0
Pre-refunded municipal bonds	—	4.1	—	—	—	4.1
Revenue municipal bonds	(0.1)	25.5	—	—	(0.1)	25.5

Total	$(0.4)	$73.6	$—	$—	$(0.4)	$73.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2011 were not other-than-temporarily impaired. While $51.7 million of available-for-sale securities had fair values that were below amortized cost, the Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized loss on these securities of $0.1 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of May 31, 2011 and 2010 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity, and further believes that it is more-likely-than-not that it will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2011	2010	2009

Gross realized gains	$1.3	$3.2	$1.2
Gross realized losses	—	—	(0.1)

Net realized gains	$1.3	$3.2	$1.1

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2011
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$408.7	$412.3
Due after one year through three years	603.0	626.9
Due after three years through five years	570.8	592.7
Due after five years	1,095.4	1,105.3

Total	$2,677.9	$2,737.2

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note F —	Fair Value Measurements

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2011
		Quoted
		prices in	Significant	Significant
	Carrying	active	other observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,050.5	$—	$1,050.5	$—
Pre-refunded municipal bonds	484.7	—	484.7	—
Revenue municipal bonds	373.7	—	373.7	—
Variable rate demand notes	828.3	—	828.3	—

Total available-for-sale securities	$2,737.2	$—	$2,737.2	$—
Other securities	$8.9	$8.9	$—	$—
Liabilities:
Other long-term liabilities	$8.9	$8.9	$—	$—

	May 31, 2010
		Quoted
		prices in	Significant	Significant
	Carrying	active	other observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$984.5	$—	$984.5	$—
Pre-refunded municipal bonds	559.3	—	559.3	—
Revenue municipal bonds	381.7	—	381.7	—
Variable rate demand notes	226.3	—	226.3	—

Total available-for-sale securities	$2,151.8	$—	$2,151.8	$—
Other securities	$7.3	$7.3	$—	$—
Liabilities:
Other long-term liabilities	$7.3	$7.3	$—	$—

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G —	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2011	2010

Land and improvements	$7.0	$5.8
Buildings and improvements	95.2	82.5
Data processing equipment	204.6	186.8
Software	231.2	182.6
Furniture, fixtures, and equipment	152.0	147.1
Leasehold improvements	93.3	91.4
Construction in progress	20.9	17.9

Total property and equipment, gross	804.2	714.1
Less: Accumulated depreciation and amortization	495.5	444.8

Property and equipment, net of accumulated depreciation	$308.7	$269.3

Depreciation expense was $68.4 million, $65.4 million, and $64.8 million for fiscal years 2011, 2010, and 2009, respectively.

Note H —	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $513.7 million as of May 31, 2011, and $421.6 million as of May 31, 2010. The increase in goodwill since May 31, 2010 was the result of the acquisition of two software-as-a-service companies in fiscal 2011. The acquisition of SurePayroll resulted in $84.6 million of goodwill and the acquisition of ePlan resulted in $7.5 million of goodwill.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2011	2010

Client lists	$223.4	$194.4
Other intangible assets	2.0	1.1

Total intangible assets, gross	225.4	195.5
Less: Accumulated amortization	148.2	133.9

Intangible assets, net of accumulated amortization	$77.2	$61.6

The increase in intangible assets from May 31, 2010 to May 31, 2011 is largely attributable to the acquisitions of SurePayroll and ePlan. Amortization expense relating to intangible assets was $20.3 million, $21.1 million, and $21.0 million for fiscal years 2011, 2010, and 2009, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions
Year ending May 31,	Estimated amortization expense

2012	$22.9
2013	$17.7
2014	$12.7
2015	$9.0
2016	$6.2

Note I —	Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2011	2010

Deferred tax assets:
Compensation and employee benefit liabilities	16.3	14.7
Other current liabilities	9.4	8.3
Tax credit carry forward	27.4	22.5
Depreciation	6.7	12.0
Stock-based compensation	29.8	25.2
Other	18.2	7.6

Gross deferred tax assets	107.8	90.3
Deferred tax liabilities:
Capitalized software	33.2	27.6
Depreciation	16.6	0.1
Intangible assets	32.5	27.7
Revenue not subject to current taxes	10.0	10.5
Unrealized gains on available-for-sale securities	21.7	24.1
Other	0.5	0.2

Gross deferred tax liabilities	114.5	90.2

Net deferred tax (liability)/asset	$(6.7)	$0.1

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2011	2010	2009

Current:
Federal	$234.0	$230.2	$256.1
State	29.3	26.0	24.4

Total current	263.3	256.2	280.5

Deferred:
Federal	12.0	(3.9)	(1.3)
State	1.6	—	(0.6)

Total deferred	13.6	(3.9)	(1.9)

Provision for income taxes	$276.9	$252.3	$278.6

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	2.5	2.3	1.9
Tax-exempt municipal bond interest	(2.2)	(2.7)	(2.6)
Other items	(0.3)	—	—

Effective income tax rate	35.0%	34.6%	34.3%

Uncertain income tax positions:  The Company maintains a reserve for uncertain tax positions. As of May 31, 2011 and May 31, 2010, the total reserve for uncertain tax positions was $34.4 million and $27.5 million, respectively. As of May 31, 2011 and May 31, 2010, $34.1 million and $27.5 million of the total reserve for uncertain tax positions was included in long-term liabilities on the Consolidated Balance Sheets.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2011	2010	2009

Balance as of beginning of fiscal year	$35.8	$35.8	$25.7
Additions for tax positions of the current year	6.0	0.5	10.7
Additions for tax positions of prior years	0.1	—	(0.2)
Reductions for tax positions of prior years	(0.1)	—	—
Settlements with tax authorities	—	—	(0.1)
Expiration of the statute of limitations	(0.6)	(0.5)	(0.3)

Balance as of end of fiscal year	$41.2	$35.8	$35.8

The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany.

The Company believes the reserve for uncertain tax positions of $34.4 million as of May 31, 2011 adequately covers open tax years and uncertain tax positions up to and including fiscal 2011 for major taxing jurisdictions. As of May 31, 2011, $29.2 million of the $34.4 million of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. As of May 31, 2010, substantially all of the unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate.

A significant portion of the reserve relates to uncertain tax positions currently under audit by New York state for the fiscal year ended May 31, 2004 (“fiscal 2004”) through fiscal 2009. On July 14, 2010, the Company received a summary of proposed tax adjustments for fiscal 2004 through the fiscal year ended May 31, 2007 from New York State, which was in excess of the reserve recorded as of May 31, 2011. The ultimate outcome of the unresolved state tax matters is uncertain and could be favorable or unfavorable to the Company. An unfavorable resolution of the uncertain tax positions in total could have a material impact on the Company’s results of operations and effective income tax rate, and generate additional cash outlays in the period in which the unfavorable resolution, if any, was recognized. The tax matters that are currently under audit are not expected to have a future impact on the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through its fiscal year ended May 31, 2008. Fiscal 2009 and fiscal 2010 are still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2006, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2011, 2010, and 2009 was immaterial to the Company’s results of operations.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note J —	Other Comprehensive (Loss)/Income

Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive (loss)/income:

	Year ended May 31,
In millions	2011	2010	2009

Unrealized holding (losses)/gains	$(6.0)	$3.1	$43.0
Income tax benefit/(expense) related to unrealized holding (losses)/gains	1.9	(0.6)	(16.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(1.3)	(3.2)	(1.1)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	0.5	1.2	0.4

Other comprehensive (loss)/income	$(4.9)	$0.5	$25.9

As of May 31, 2011, the accumulated other comprehensive income was $37.5 million, which was net of taxes of $21.7 million. As of May 31, 2010, the accumulated other comprehensive income was $42.4 million, which was net of taxes of $24.1 million.

Note K —	Supplemental Cash Flow Information

Income taxes paid were $255.6 million, $258.0 million, and $261.8 million for fiscal years 2011, 2010, and 2009, respectively.

Note L —	Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. Prior to April 2009, the Company matched up to 100% of the first 3% of eligible pay and up to 50% of the next 2% of eligible pay that an employee contributed to the Plan. Effective April 3, 2009, the Company suspended the employer matching contribution. A matching contribution was reinstated in the amount of 50% of up to 4% of eligible pay that an employee contributes to the Plan for pay dates on or after January 1, 2011.

The Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (ESOP) Stock Fund, are not restricted, with the exception of certain restricted trading periods for individuals designated as insiders as specified in the Company’s Insider Trading Policy. The Company match contribution, when in effect, follows the same fund elections as the employee compensation deferrals.

Company contributions to the Plan for fiscal 2011 and fiscal 2009 were $3.5 million and $14.3 million, respectively. There were no Company contributions to the Plan for fiscal 2010 due to the suspension of the employer matching contribution at that time.

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors to defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. In fiscal 2009, participants were allowed to make a one-time election for a distribution under the Internal Revenue Service Section 409A transition rules. The amounts accrued under these plans were $8.9 million and $7.3 million as of May 31, 2011 and May 31, 2010, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note M —	Commitments and Contingencies

Lines of credit:  As of May 31, 2011, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2011 or as of May 31, 2011.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed below.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $47.4 million and $50.3 million as of May 31, 2011 and May 31, 2010, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2011 and December 2011, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2011 or as of May 31, 2011. Subsequent to May 31, 2011, the letter of credit expiring in July 2011 was renewed and will expire in July 2012.

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

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2011, 2010, and 2009 was $45.4 million, $46.9 million, and

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$46.6 million, respectively. As of May 31, 2011, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In millions
Year ending May 31,	Minimum lease payments

2012	$39.4
2013	$31.6
2014	$25.0
2015	$20.2
2016	$13.3
Thereafter	$20.5

Other commitments:  As of May 31, 2011, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $72.4 million, including $6.0 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In millions
Year ending May 31,	Minimum payment obligation

2012	$44.2
2013	$14.5
2014	$6.8
2015	$3.4
2016	$2.4
Thereafter	$1.1

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Note N —	Related Parties

During fiscal years 2011, 2010, and 2009, the Company purchased approximately $5.7 million, $3.2 million, and $4.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2011, 2010, and 2009, the Company purchased approximately $1.8 million, $1.5 million, and $0.2 million, respectively, of office supplies from Staples, Inc. The President of Staples North American Delivery, one of Staples’ three business segments, is a member of the Company’s Board.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal years 2011, 2010, and 2009, the Company purchased approximately $0.4 million, $0.4 million, and $0.5 million, respectively, of services from Dun & Bradstreet Corporation. Jonathan J. Judge, the Company’s former President and Chief Executive Officer and former director, is a member of the Board of Directors of Dun & Bradstreet Corporation.

Note O —	Quarterly Financial Data (Unaudited)
In millions, except per share amounts

	Three Months Ended
Fiscal 2011	August 31	November 30	February 28	May 31	Full Year

Service revenue	506.2	500.0	$519.6	$510.4	$2,036.2
Interest on funds held for clients	12.1	12.0	11.7	12.3	48.1

Total revenue	518.3	512.0	531.3	522.7	2,084.3

Operating income	200.8	203.9	198.9	182.8	786.4
Investment income, net	1.4	1.5	1.5	1.4	5.8

Income before income taxes	202.2	205.4	200.4	184.2	792.2
Income taxes	70.3	71.5	69.8	65.3	276.9

Net income	$131.9	$133.9	$130.6	$118.9	$515.3

Basic earnings per share(1)	$0.36	$0.37	$0.36	$0.33	$1.42
Diluted earnings per share(1)	$0.36	$0.37	$0.36	$0.33	$1.42
Weighted-average common shares outstanding	361.6	361.7	361.8	362.0	361.8
Weighted-average common shares outstanding, assuming dilution	362.0	362.1	362.6	363.0	362.4
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(2)	$0.1	$0.2	$0.1	$0.9	$1.3

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Fiscal 2010	August 31	November 30	February 28(3)	May 31	Full Year

Service revenue	$486.5	$483.0	$493.8	$482.5	$1,945.8
Interest on funds held for clients	13.7	13.6	14.0	13.7	55.0

Total revenue	500.2	496.6	507.8	496.2	2,000.8

Operating income	189.9	193.1	168.2	173.6	724.8
Investment income, net	0.9	1.1	1.2	1.3	4.5

Income before income taxes	190.8	194.2	169.4	174.9	729.3
Income taxes	67.2	68.3	57.4	59.4	252.3

Net income	$123.6	$125.9	$112.0	$115.5	$477.0

Basic earnings per share(1)	$0.34	$0.35	$0.31	$0.32	$1.32
Diluted earnings per share(1)	$0.34	$0.35	$0.31	$0.32	$1.32
Weighted-average common shares outstanding	361.2	361.4	361.4	361.5	361.4
Weighted-average common shares outstanding, assuming dilution	361.4	361.7	361.9	362.0	361.7
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(2)	$0.3	$0.7	$1.3	$0.9	$3.2

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

(3)	Includes an expense charge of $18.7 million to increase the litigation reserve.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
In millions

	Balance as of	Additions	Additions to		Balance as
	beginning	charged to	other	Costs and	of end
Description	of year	expenses	accounts(1)	deductions(2)	of year

2011
Allowance for doubtful accounts	$1.9	$1.8	$0.4	$2.0	$2.1
Reserve for client fund losses	$2.6	$1.9	$—	$2.7	$1.8
2010
Allowance for doubtful accounts	$4.0	$2.6	$—	$4.7	$1.9
Reserve for client fund losses	$3.2	$3.5	$—	$4.1	$2.6
2009
Allowance for doubtful accounts	$4.1	$2.9	$—	$3.0	$4.0
Reserve for client fund losses	$2.9	$4.4	$—	$4.1	$3.2

(1)	Acquired in purchase transactions.

(2)	Uncollectible amounts written off, net of recoveries. For fiscal 2010, this column includes the amount disposed of with the divestiture of Stromberg, an immaterial component of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control Over Financial Reporting:  Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting:  The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2011, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience

Martin Mucci	51	Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Telephone of Rochester, a telecommunications company, during his 20-year career. Mr. Mucci is a director of Cbeyond, Inc. He also serves as a director of the Company and is chairman of the Executive Committee.
John M. Morphy	63	Mr. Morphy joined the Company in October 1995 and was named Senior Vice President in October 2002. He was named Chief Financial Officer and Secretary in October 1996. Prior to joining the Company, he served as Chief Financial Officer and in other senior management capacities for over ten years at Goulds Pumps, Incorporated, a pump manufacturer.
Jennifer Vossler	48	Ms. Vossler joined the Company in May 2009 as Vice President and Controller. Prior to joining the Company, she served as Vice President and Corporate Controller, and held various executive and senior management positions during her eleven years at Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products. Previously in her career, she held leadership roles with a global facilities management outsourcing company and a public accounting firm.
Laurie L. Zaucha	46	Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she worked for Bausch & Lomb Incorporated, first as Vice President of Human Resources for the U.S., Canada, and Latin America, and then as Vice President of Global Compensation and Benefits.

On May 4, 2011, the Company announced the appointment of Efrain Rivera as Senior Vice President, Chief Financial Officer and Treasurer, effective June 1, 2011. Mr. Morphy, who previously held that position, was appointed to serve as Vice President of Finance effective June 1, 2011 and will continue to perform the functions of the Company’s principal financial officer until July 31, 2011, following which Mr. Rivera will assume those responsibilities. Mr. Morphy has announced his intent to retire from the Company, which is expected to occur in January 2012.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, anticipated to be held on October 11, 2011, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,”

“SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, anticipated to be held on October 11, 2011, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2011,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, anticipated to be held October 11, 2011, under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, and performance shares have been awarded to employees and the Board of Directors (the “Board”). The 2002 Plan was adopted on July 7, 2010 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 13, 2010. There are previously granted options to purchase shares under the Paychex, Inc. 1998 Stock Incentive Plan that remain outstanding as of May 31, 2011. There will not be any new grants under that expired plan. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2011:

			Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
In millions, except per share amounts	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by security holders	12.0	$34.30	24.8
Equity compensation plans not approved by security holders	0.5	$30.68	—

Total	12.5	$34.14	24.8

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, anticipated to be held on October 11, 2011, under the sub-headings “Board of Directors Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, anticipated to be held on October 11, 2011, under the section “PROPOSAL 4 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules, and Exhibits

1.	Financial Statements
See Financial Statements and Supplementary Data Table of Contents at page 31.
2.	Financial Statement Schedules
Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 31. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.
3.	Exhibits

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10.2)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010), incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-170871.
#	(10.3)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10.4)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10.5)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.6)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.7)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2007.
#	(10.8)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.9)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.10)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10(n) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.11)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement, incorporated herein by reference from Exhibit 10(o) to the Company’s Form 10-K filed with the Commission on July 18, 2008.

#	(10.12)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors, incorporated herein by reference from Exhibit 10(p) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.13)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Agreement for Directors, incorporated herein by reference from Exhibit 10(q) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.14)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer), incorporated herein by reference from Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.15)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2009 Non-Qualified Stock Option Award Agreement (Special Grant), incorporated herein by reference from Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.16)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Board), incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.17)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer), incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 16, 2010.
#	(10.18)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement (Officer), incorporated herein by reference from Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on July 16, 2010.
#	(10.19)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Officer Performance Incentive Award Agreement (Long Term), incorporated herein by reference from Exhibit 10.20 to the Company’s Form 10-K filed with the Commission on July 16, 2010.
*#	(10.20)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Non-Qualified Stock Option Award Agreement (Board).
*#	(10.21)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Restricted Stock Award Agreement (Board).
*#	(10.22)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Restricted Stock Unit (Special Retention) Award Agreement.
*#	(10.23)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Non-Qualified Stock Option Award Agreement (Officer) Long Term Incentive Program (“LTIP”).
*#	(10.24)	Paychex, Inc. Change In Control Plan.
*#	(10.25)	Paychex, Inc. Form of Performance Award Incentive Program.
#	(10.26)	Form of Indemnification Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 21, 2003.
#	(10.27)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.28)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	101.INS	XBRL instance document.
**	101.SCH	XBRL taxonomy extension schema document.
**	101.CAL	XBRL taxonomy extension calculation linkbase document.
**	101.LAB	XBRL taxonomy label linkbase document.
**	101.PRE	XBRL taxonomy extension presentation linkbase document.
**	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2011.

PAYCHEX, INC.

By:
/s/  Martin Mucci
Martin Mucci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 15, 2011.

/s/  Martin Mucci
Martin Mucci, President and
Chief Executive Officer, and Director
(Principal Executive Officer)

/s/  John M. Morphy
John M. Morphy, Vice President of Finance
(Principal Financial Officer)

B. Thomas Golisano*, Chairman of the Board

Joseph G. Doody*, Director

David J. S. Flaschen*, Director

Grant M. Inman*, Director

Pamela A. Joseph*, Director

Joseph M. Tucci*, Director

Joseph Velli*, Director

*By:
/s/  Martin Mucci
Martin Mucci, as Attorney-in-Fact