Form 10-Q
period 2011-08-31
PAYCHEX INC
filed 2011-09-27
CIK 723531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
Commission file number 0-11330

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	362,381,925 Shares
CLASS	OUTSTANDING AS OF August 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended
	August 31,	August 31,
	2011	2010

Revenue:
Service revenue	$552.0	$506.2
Interest on funds held for clients	11.1	12.1

Total revenue	563.1	518.3

Expenses:
Operating expenses	167.0	160.2
Selling, general and administrative expenses	166.4	157.3

Total expenses	333.4	317.5

Operating income	229.7	200.8

Investment income, net	1.5	1.4

Income before income taxes	231.2	202.2

Income taxes	82.3	70.3

Net income	$148.9	$131.9

Basic earnings per share	$0.41	$0.36

Diluted earnings per share	$0.41	$0.36

Weighted-average common shares outstanding	362.2	361.6

Weighted-average common shares outstanding, assuming dilution	362.8	362.0

Cash dividends per common share	$0.31	$0.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	August 31,	May 31,
	2011	2011

ASSETS
Cash and cash equivalents	$113.1	$119.0
Corporate investments	372.0	345.0
Interest receivable	22.1	29.4
Accounts receivable, net of allowance for doubtful accounts	197.9	161.1
Deferred income taxes	—	5.9
Prepaid income taxes	—	1.4
Prepaid expenses and other current assets	33.1	29.4

Current assets before funds held for clients	738.2	691.2
Funds held for clients	3,095.2	3,566.7

Total current assets	3,833.4	4,257.9
Long-term corporate investments	232.9	207.3
Property and equipment, net of accumulated depreciation	310.5	308.7
Intangible assets, net of accumulated amortization	71.3	77.2
Goodwill	513.6	513.7
Deferred income taxes	25.9	25.4
Other long-term assets	3.9	3.6

Total assets	$4,991.5	$5,393.8

LIABILITIES
Accounts payable	$38.5	$45.4
Accrued compensation and related items	146.1	172.5
Deferred revenue	2.7	3.0
Accrued income taxes	57.8	—
Deferred income taxes	18.9	14.9
Other current liabilities	39.0	38.6

Current liabilities before client fund obligations	303.0	274.4
Client fund obligations	3,034.1	3,513.9

Total current liabilities	3,337.1	3,788.3
Accrued income taxes	34.5	34.1
Deferred income taxes	31.7	23.1
Other long-term liabilities	48.9	52.1

Total liabilities	3,452.2	3,897.6

COMMITMENTS AND CONTINGENCIES - NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 362.4 shares as of August 31, 2011 and 362.1 shares as of May 31, 2011, respectively	3.6	3.6
Additional paid-in capital	540.0	535.6
Retained earnings	951.5	919.5
Accumulated other comprehensive income	44.2	37.5

Total stockholders’ equity	1,539.3	1,496.2

Total liabilities and stockholders’ equity	$4,991.5	$5,393.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the three months ended
	August 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$148.9	$131.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	24.2	20.9
Amortization of premiums and discounts on available-for-sale securities	10.3	9.4
Stock-based compensation costs	6.6	7.1
Provision for deferred income taxes	10.8	3.6
Provision for allowance for doubtful accounts	0.2	0.2
Net realized gains on sales of available-for-sale securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	7.3	5.9
Accounts receivable	(37.0)	(22.2)
Prepaid expenses and other current assets	(2.2)	3.9
Accounts payable and other current liabilities	21.2	33.8
Net change in other assets and liabilities	(3.0)	(0.1)

Net cash provided by operating activities	187.2	194.3

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(1,653.5)	(1,958.4)
Proceeds from sales and maturities of available-for-sale securities	2,095.9	1,549.8
Net change in funds held for clients’ money market securities and other cash equivalents	(23.4)	598.3
Purchases of property and equipment	(20.2)	(16.6)
Purchases of other assets	(0.8)	(0.6)

Net cash provided by investing activities	398.0	172.5

FINANCING ACTIVITIES
Net change in client fund obligations	(479.7)	(266.4)
Dividends paid	(112.4)	(112.0)
Proceeds from and excess tax benefit related to stock-based awards	1.0	0.2

Net cash used in financing activities	(591.1)	(378.2)

Decrease in cash and cash equivalents	(5.9)	(11.4)
Cash and cash equivalents, beginning of period	119.0	284.3

Cash and cash equivalents, end of period	$113.1	$272.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2011
Note A: Description of Business and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2011 and 2010. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2011 and May 31, 2011.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K as of and for the year ended May 31, 2011 (“fiscal 2011”). Operating results and cash flows for the three months ended August 31, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2012 (“fiscal 2012”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $891.5 million and $950.9 million for the three months ended August 31, 2011, and 2010, respectively.
PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2012 and fiscal 2011 policies. As of August 31, 2011 and May 31, 2011, the Company had recorded current liabilities of $7.6 million and $7.3 million, respectively, and long-term liabilities of $17.6 million and $20.6 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.

Note A: Description of Business and Significant Accounting Policies - continued
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends.
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance shares, and performance options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.6 million for the three months ended August 31, 2011, compared to $7.1 million for the respective prior year period. As of August 31, 2011, the total unrecognized compensation cost related to all unvested stock-based awards was $60.9 million and is expected to be recognized over a weighted-average period of 3.3 years.
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
The fair value of time-based stock options and performance options is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	For the three months ended
	August 31,
	2011	2010

Risk-free interest rate	2.2%	2.5%
Dividend yield	4.2%	4.2%
Volatility factor	.23	.24
Expected option life in years	5.9	6.5

Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility, using weekly stock prices over a period equal to the expected option life, and implied market volatility. The expected option life is based on historical exercise behavior.

Note A: Description of Business and Significant Accounting Policies - continued
The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, is appropriate in estimating the fair value of its stock option grants. The Company periodically assesses its assumptions used to determine if they are still appropriate to provide the best estimate of fair value.
Recently adopted accounting pronouncements: Effective June 1, 2011, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on its consolidated financial statements:
•	Guidance on the timing and method required to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts;

•	Guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures;

•	Guidance for arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance; and

•	Guidance eliminating tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current GAAP for software.
Recently issued accounting pronouncements: In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted, and is applicable to the Company’s fiscal year beginning June 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2011	2010

Basic earnings per share:
Net income	$148.9	$131.9

Weighted-average common shares outstanding	362.2	361.6

Basic earnings per share	$0.41	$0.36

Diluted earnings per share:
Net income	$148.9	$131.9

Weighted-average common shares outstanding	362.2	361.6
Dilutive effect of common share equivalents at average market price	0.6	0.4

Weighted-average common shares outstanding, assuming dilution	362.8	362.0

Diluted earnings per share	$0.41	$0.36

Weighted-average anti-dilutive common share equivalents	12.6	14.2

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2011, 0.3 million shares of the Company’s common stock were issued related to exercises or vesting of stock-based awards, compared with 0.2 million shares for the three months ended August 31, 2010.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,396.3	$—	$—	$1,396.3
Available-for-sale securities:
General obligation municipal bonds	1,036.4	41.4	—	1,077.8
Pre-refunded municipal bonds(1)	437.9	13.4	—	451.3
Revenue municipal bonds	384.3	14.9	—	399.2
Variable rate demand notes	366.6	—	—	366.6

Total available-for-sale securities	2,225.2	69.7	—	2,294.9
Other	8.7	0.2	—	8.9

Total funds held for clients and corporate investments	$3,630.2	$69.9	$—	$3,700.1

	May 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value

Type of issue:
Money market securities and other cash equivalents	$1,372.9	$—	$—	$1,372.9
Available-for-sale securities:
General obligation municipal bonds	1,017.5	33.1	(0.1)	1,050.5
Pre-refunded municipal bonds(1)	470.5	14.2	—	484.7
Revenue municipal bonds	361.6	12.1	—	373.7
Variable rate demand notes	828.3	—	—	828.3

Total available-for-sale securities	2,677.9	59.4	(0.1)	2,737.2
Other	8.3	0.6	—	8.9

Total funds held for clients and corporate investments	$4,059.1	$60.0	$(0.1)	$4,119.0

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note C: Funds Held for Clients and Corporate Investments - continued
Included in money market securities and other cash equivalents as of August 31, 2011 and May 31, 2011 are money market funds, FDIC-insured deposit accounts, and other bank demand deposit accounts. In addition, included in other cash equivalents as of May 31, 2011 were U.S. agency discount notes and a municipal bond with a maturity of less than 90 days when acquired.
Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2011	2011

Funds held for clients	$3,095.2	$3,566.7
Corporate investments	372.0	345.0
Long-term corporate investments	232.9	207.3

Total funds held for clients and corporate investments	$3,700.1	$4,119.0

The Company is exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. In addition, the Company is exposed to interest rate risk, as rate volatility will cause fluctuations in the fair value of held investments and in the earnings potential of future investments. The Company’s investment strategy focuses on optimizing liquidity and protecting principal. The Company invests primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings. It limits the amounts that can be invested in any single issuer, and invests in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. All the investments held as of August 31, 2011 were traded in active markets. The Company has not and does not utilize derivative financial instruments to manage interest rate risk.
The Company’s available-for-sale securities reflected a net unrealized gain of $69.7 million as of August 31, 2011 compared with a net unrealized gain of $59.3 million as of May 31, 2011. Included in the net unrealized gain as of August 31, 2011, there were 10 available-for-sale securities in an unrealized loss position with a total fair value of $25.2 million and minimal unrealized losses. Included in the net unrealized gain as of May 31, 2011, there were 15 available-for-sale securities in an unrealized loss position. All of these securities were in an unrealized loss position for less than twelve months and were categorized as follows:

	May 31, 2011
	Gross
	unrealized	Fair
In millions	loss	value

Type of issue:
General obligation municipal bonds	$(0.1)	$37.3
Revenue municipal bonds	—	14.4

Total	$(0.1)	$51.7

Note C: Funds Held for Clients and Corporate Investments-continued
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of August 31, 2011, with minimal unrealized losses, were not other-than-temporarily impaired. All of the securities in an unrealized loss position as of August 31, 2011 and May 31, 2011 held an AA rating or better. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. For both the three months ended August 31, 2011 and 2010, realized gains were $0.1 million, and there were no realized losses.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2011
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$428.8	$434.4
Due after one year through three years	614.5	641.1
Due after three years through five years	547.9	575.0
Due after five years	634.0	644.4

Total	$2,225.2	$2,294.9

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
The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:
•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company has the ability to access.

Note D: Fair Value Measurements - continued
•	Level 2 valuations are based on quoted prices for similar, but not identical, instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or other significant observable inputs besides quoted prices.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2011
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,077.8	$—	$1,077.8	$—
Pre-refunded municipal bonds	451.3	—	451.3	—
Revenue municipal bonds	399.2	—	399.2	—
Variable rate demand notes	366.6	—	366.6	—

Total available-for-sale securities	$2,294.9	$—	$2,294.9	$—
Other securities	$8.9	$8.9	$—	$—
Liabilities:
Other long-term liabilities	$8.9	$8.9	$—	$—

	May 31, 2011
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,050.5	$—	$1,050.5	$—
Pre-refunded municipal bonds	484.7	—	484.7	—
Revenue municipal bonds	373.7	—	373.7	—
Variable rate demand notes	828.3	—	828.3	—

Total available-for-sale securities	$2,732.2	$—	$2,732.2	$—
Other securities	$8.9	$8.9	$—	$—
Liabilities:
Other long-term liabilities	$8.9	$8.9	$—	$—

Note D: Fair Value Measurements - continued
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
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In millions	2011	2011

Land and improvements	$7.0	$7.0
Buildings and improvements	95.3	95.2
Data processing equipment	211.2	204.6
Software	239.1	231.2
Furniture, fixtures, and equipment	152.7	152.0
Leasehold improvements	94.6	93.3
Construction in progress	22.5	20.9

Total property and equipment, gross	822.4	804.2
Less: Accumulated depreciation and amortization	511.9	495.5

Property and equipment, net of accumulated depreciation	$310.5	$308.7

Depreciation expense was $18.5 million and $16.2 million for the three months ended August 31, 2011 and 2010, respectively.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $513.6 million as of August 31, 2011 and $513.7 million as of May 31, 2011.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In millions	2011	2011

Client lists	$223.2	$223.4
Other intangible assets	2.0	2.0

Total intangible assets, gross	225.2	225.4
Less: Accumulated amortization	153.9	148.2

Intangible assets, net of accumulated amortization	$71.3	$77.2

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization - continued
Amortization expense relating to intangible assets was $5.7 million and $4.7 million for the three months ended August 31, 2011 and 2010, respectively.
As of August 31, 2011, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2012 and the following four fiscal years is as follows:

Estimated
In millions	amortization
Fiscal year ending May 31,	expense

2012	$22.9
2013	$17.7
2014	$12.7
2015	$9.0
2016	$6.2

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
Comprehensive income, net of related tax effects, is as follows:

	For the three months ended
	August 31,
In millions	2011	2010

Net income	$148.9	$131.9
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	6.7	11.9
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	—	(0.1)

Total other comprehensive income	6.7	11.8

Total comprehensive income	$155.6	$143.7

As of August 31, 2011, accumulated other comprehensive income was $44.2 million, which was net of taxes of $25.5 million. As of May 31, 2011, accumulated other comprehensive income was $37.5 million, which was net of taxes of $21.7 million.

Note H: Commitments and Contingencies
Lines of credit: As of August 31, 2011, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2012
Bank of America, N.A.	$250 million	February 2012
PNC Bank, National Association	$150 million	February 2012
Wells Fargo Bank, National Association	$150 million	February 2012

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2011.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of both August 31, 2011 and May 31, 2011, the Company had irrevocable standby letters of credit available totaling $47.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2011 and July 2012, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2011.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $10.8 million and $6.0 million of capital assets as of August 31, 2011 and May 31, 2011, respectively.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2011 (the “first quarter”) and August 31, 2010, and our financial condition as of August 31, 2011. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2011 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2011 (“fiscal 2011”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”
“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995
Certain written and oral statements made by us may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections, are forward-looking statements within the meaning of the Reform Act. Because they are forward-looking, they should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following risks, as well as those described in our periodic filings with the Securities and Exchange Commission (“SEC”):
•	general market and economic conditions including, among others, changes in United States (“U.S.”) employment and wage levels, changes in new hiring trends, legislative changes enacted to stimulate the economy, changes in short- and long-term interest rates, changes in the fair value and the credit rating of securities held by us, and accessibility of financing;

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition, and the availability of skilled workers;

•	changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans;

•	changes in workers’ compensation rates and underlying claims trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•	the possibility of a security breach that exposes client confidential data;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a security breach or catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possible failure of internal controls or our inability to implement business processing improvements; and

•	potentially unfavorable outcomes related to pending legal matters.
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
Business
We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. Our business strategy is focused on achieving strong long-term financial performance by providing high quality, timely, accurate, and affordable services; growing our client base; continually improving client service to maximize client retention; increasing utilization of our ancillary services; leveraging our technology and operating infrastructure; and expanding our service and product offerings to continually add value for our clients. We also supplement our growth through strategic acquisitions when appropriate opportunities arise.
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), that is utilized by clients that have more sophisticated payroll and benefit needs. In addition to the services described below, our software-as-a-service solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.

Our services and products are as follows:

Service	Description

Payroll:

Payroll processing	Includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Payroll tax administration services	Provides accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies.

Employee payment services	Provides the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex, Inc. account (Readychex®), or a check drawn on the employer’s account and electronically signed by us.

Regulatory compliance services	Includes new-hire reporting and garnishment processing, which allow employers to comply with legal requirements and reduce the risk of penalties.

Human Resource Services:

Paychex HR Solutions	Available through an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and offer health care coverage to PEO client employees. Paychex HR Essentials is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics.

Retirement services administration	Offers a variety of retirement plan options to clients, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services.

Insurance services	Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

Service	Description

eServices	Offers online human resource administration software products for employee benefits management and administration and time and attendance solutions.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Overview
Our financial results for the first quarter of the fiscal year ending May 31, 2012 (“fiscal 2012”) demonstrated continuing improvement in our business. Checks per client increased 2.0% for the first quarter compared to the same period last year. This compares to an increase in checks per client of 1.2% for the three months ended August 31, 2010 and is consistent with the increase seen for the three months ended May 31, 2011. The lack of robust new business formation continues to impact the sales environment.
Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.3% for the first quarter of fiscal 2012 compared to 1.5% for the same period last year.
We continue to focus on driving growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to selling and servicing our clients, product development, and the technology to support these areas. We believe these investments are foundational to our success.
Our operating income, net of certain items, as a percent of total service revenue increased to 39.6% for the first quarter, compared to 37.3% for the same period last year. This increase was attributable to managing our personnel costs and expenses and delayed spending on certain investment projects.
Highlights of the financial results for the first quarter as compared to the same period last year are as follows:
•	Payroll service revenue increased 6% to $382.3 million.

•	Human Resource Services revenue increased 17% to $169.7 million.

•	Interest on funds held for clients decreased 9% to $11.1 million.

•	Total revenue increased 9% to $563.1 million.

•	Operating income increased 14% to $229.7 million and operating income, net of certain items, increased 16% to $218.6 million. Refer to the “Non-GAAP Financial Measure” section which follows for further information on this non-GAAP measure.

•	Net income increased 13% to $148.9 million and diluted earnings per share increased 14% to $0.41 per share.

•	Cash flow from operations was $187.2 million.

Our financial results for the first quarter were impacted by the inclusion of SurePayroll, Inc. (“SurePayroll”) and ePlan Services, Inc. (“ePlan”), two software-as-a-service companies acquired in the second half of fiscal 2011. These acquisitions positively impacted our growth in total revenue for the first quarter by approximately 2.0%.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 16% to $218.6 million for the first quarter as compared to the same period last year. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations” section of this Form 10-Q.
Financial Position and Liquidity
The volatility in the global financial markets that began in September 2008 continues to curtail available liquidity and limit investment choices. Despite this challenging macroeconomic environment, as of August 31, 2011, our financial position remained strong with cash and total corporate investments of $718.0 million and no debt.
Our investment strategy focuses on optimizing liquidity and protecting principal. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the first quarter of fiscal 2012, our primary short-term investment vehicle was FDIC-insured deposit accounts, compared to utilizing more U.S. agency discount notes and variable rate demand notes (“VRDN”s) during the same period last year.
We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of August 31, 2011 were traded in active markets.

Our primary source of cash is our ongoing operations. Cash flow from operations was $187.2 million for the first quarter of fiscal 2012. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2011, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2011, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2012 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. Although our first quarter results were encouraging, we expect fiscal 2012 results to be consistent with the expectations we had when we issued our guidance in June 2011. Our expectations are that checks per client will moderate through fiscal 2012, impacting quarterly comparisons for both payroll revenue and Human Resource Services revenue. We do not expect the favorability in expenses realized in the first quarter to continue throughout fiscal 2012, as we continue planned investments in our business. Our reaffirmed guidance is as follows:

	Low		High

Payroll service revenue	5%	—	7%
Human Resource Services revenue	12%	—	15%
Total service revenue	7%	—	9%
Interest on funds held for clients	(14%)	—	(12%)
Investment income, net	—	—	2%
Net income	5%	—	7%

Operating income, net of certain items, as a percentage of service revenue is expected to approximate 36% for fiscal 2012. The effective income tax rate for fiscal 2012 is expected to approximate the first quarter tax rate.
Interest on funds held for clients and investment income for fiscal 2012 are expected to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.2% for fiscal 2012. As of August 31, 2011, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 2.5% and an average duration of 2.6 years. In the next twelve months, slightly more than 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%. Investment income is expected to benefit from ongoing investment of cash generated from operations.
Under normal financial market conditions, the impact to our earnings from a 25-basis-point increase or decrease in short-term interest rates would be in the range of $3.5 to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Purchases of property and equipment for fiscal 2012, are expected to be in the range of $90 million to $95 million. This includes costs for internally developed software, as we continue to invest in our product development. Fiscal 2012 depreciation expense is projected to be in the range of $75 million to $80 million, and we project amortization of intangible assets for fiscal 2012 to be in the range of $20 million to $25 million.
RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended
	August 31,
$ in millions	2011	2010	Change

Revenue:
Payroll service revenue	$382.3	$360.7	6%
Human Resource Services revenue	169.7	145.5	17%

Total service revenue	552.0	506.2	9%
Interest on funds held for clients	11.1	12.1	(9%)

Total revenue	563.1	518.3	9%
Combined operating and SG&A expenses	333.4	317.5	5%

Operating income	229.7	200.8	14%
As a % of total revenue	41%	39%
Investment income, net	1.5	1.4	2%

Income before income taxes	231.2	202.2	14%
As a % of total revenue	41%	39%
Income taxes	82.3	70.3	17%

Effective income tax rate	35.6%	34.8%
Net income	$148.9	$131.9	13%

As a % of total revenue	26%	25%
Diluted earnings per share	$0.41	$0.36	14%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2011, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2011	2010	Change

Average investment balances:
Funds held for clients	$3,258.4	$2,949.1	10%
Corporate investments	646.9	665.7	(3%)

Total	$3,905.3	$3,614.8	8%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.4%	1.6%
Corporate investments	0.9%	0.9%
Combined funds held for clients and corporate investments	1.3%	1.5%

Net realized gains:
Funds held for clients	$0.1	$0.1
Corporate investments	—	—

Total	$0.1	$0.1

As of:	August 31,	May 31,
$ in millions	2011	2011

Net unrealized gain on available-for-sale securities (1)	$69.7	$59.3
Federal Funds rate (2)	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.41%	0.80%
Total fair value of available-for-sale securities	$2,294.9	$2,737.2
Weighted-average duration of available-for-sale securities in years (3)	2.6	2.4
Weighted-average yield-to-maturity of available-for-sale securities (3)	2.5%	2.6%

(1)	The net unrealized gain of our investment portfolio was approximately $68.6 million as of September 22, 2011.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2011 and May 31, 2011.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue increased 6% to $382.3 million for the first quarter compared to the same period last year. Organic growth in payroll service revenue, excluding SurePayroll, was 4% for the first quarter. This growth was due to increases in both checks per client and revenue per check. Checks per client increased 2.0% for the first quarter compared to the same period last year, consistent with the growth we saw for the three months ended May 31, 2011. Revenue per check was positively impacted by price increases and lower discounting within our overall client base.
Human Resource Services revenue: Human Resource Services revenue increased 17% to $169.7 million for the first quarter compared to the same period last year. This growth was generated from the following factors:

As of:	August 31,		August 31,
$ in billions	2011	Change	2010	Change(1)

Paychex HR Solutions client employees served (2)	587,000	12%	525,000	13%
Paychex HR Solutions clients (2)	22,000	9%	20,000	8%
Insurance services clients (3)	102,000	8%	94,000	7%
Health and benefits services applicants	105,000	22%	86,000	35%
Retirement services clients (4)	57,000	12%	51,000	4%
Asset value of retirement services client employees’ funds (4)	$14.7	28%	$11.5	20%

(1)	Percent change compared to balances as of August 31, 2009.

(2)	The August 31, 2011 balances include Paychex HR Essentials, which was first included during the three months ended November 30, 2010.

(3)	Includes workers’ compensation insurance services clients and health and benefits services clients.

(4)	The August 31, 2011 balances include ePlan, which was acquired in May 2011. Excluding ePlan clients, retirement services clients would have increased 4% and the asset value of retirement services client employees’ funds would have increased 19% for the first quarter.
Human Resource Services revenue growth is not as predictable as our Payroll revenue growth. It fluctuates between quarters due to timing of set-up fees, PEO workers’ compensation, and basis points earned on retirement services client employees’ funds. PEO net service revenue exhibits greater variability between quarters due to fluctuations in workers’ compensation claims.
Excluding ePlan, Human Resource Services revenue growth for the first quarter would have been 14%, reflecting client growth and price increases. This compares to growth for the three months ended August 31, 2010 of 13%, excluding revenue from Stromberg time and attendance operations, which were disposed of in October 2009. The following factors contributed to the 14% growth for the first quarter:
•	Paychex HR Solutions revenue was positively impacted by growth in both clients and client employees, including the impact of our HR Essentials product offering, which was first included during the three months ended November 30, 2010.

•	Insurance services revenue has been positively impacted by the continuing growth in health and benefits services revenue and advances in both clients and premiums in workers’ compensation insurance services. Health and benefits services revenue increased 24% to $12.0 million for the first quarter, driven by the 22% increase in the number of applicants.

•	Retirement services revenue benefitted from a 19% increase in the asset value of retirement services client employees’ funds (excluding ePlan), slightly offset by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external fund managers.
Total service revenue: Total service revenue increased 9% to $552.0 million for the first quarter compared to the same period last year, attributable to the items previously discussed. Excluding SurePayroll and ePlan, total service revenue growth would have been 7% for the first quarter.
Interest on funds held for clients: The decrease of 9% to $11.1 million in interest on funds held for clients for the first quarter compared to the same period last year was the result of lower average interest rates earned, offset by a 10% increase in average investment balances. The decrease in average interest rates earned resulted from continuing difficult market conditions that kept interest rates on high credit quality securities low. The increase in average investment balances was due to the inclusion of SurePayroll client funds, wage inflation, an increase in state unemployment insurance rates for the 2011 calendar year, and the increase in checks per client.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
$ in millions	2011	2010	Change

Compensation-related expenses	$222.5	$214.3	4%
Facilities expense	14.4	15.1	(5%)
Depreciation and amortization	24.2	20.9	16%
Other expenses	72.3	67.2	8%

Total operating and SG&A expenses	$333.4	$317.5	5%

Total expenses increased 5% to $333.4 million for the first quarter compared to the same period last year. This was largely attributable to the inclusion of SurePayroll and ePlan in the first quarter. Also, investments in product development and supporting technology contributed to the increase in total expenses for the first quarter. As of August 31, 2011, we had approximately 12,400 employees compared to approximately 12,300 employees as of August 31, 2010. Compensation costs for the three months ended August 31, 2010 include one-time costs related to the separation agreement with Jonathan J. Judge, former President and Chief Executive Officer.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Depreciation and amortization increased in the first quarter of fiscal 2012 due to long-lived assets acquired with SurePayoll and ePlan. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. The majority of the increase in other expenses is attributable to the inclusion of SurePayroll and ePlan in the first quarter.
Operating income: Operating income increased 14% to $229.7 million for the first quarter, as compared with the same period last year. The change in operating income is attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended
	August 31,
$ in millions	2011	2010	Change

Operating income	$229.7	$200.8	14%
Excluding interest on funds held for clients	(11.1)	(12.1)	(9%)

Operating income, net of certain items	$218.6	$188.7	16%

Operating income, net of certain items, as a % of total service revenue	39.6%	37.3%

The increase in operating income, net of certain items, as a percent of total service revenue is driven by management of personnel costs and expenses and the timing of spending on certain investment projects. We anticipate that this measure for the full year fiscal 2012 will be approximately 36%. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 2% to $1.5 million for the first quarter. Lower average investment balances due to cash outflows for business acquisitions in the second half of fiscal 2011 have negatively impacted investment income for the first quarter.
Income taxes: Our effective income tax rate was 35.6% for the first quarter compared with 34.8% for the respective prior year period. The increase in the effective income tax rate for the first quarter was primarily the result of a higher overall state effective income tax rate and lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income increased 13% to $148.9 million for the first quarter as compared with the same period last year. Diluted earnings per share increased 14% to $0.41 per share for the first quarter as compared with the same period last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Volatility in the global financial markets continues to curtail available liquidity and limit investment choices. Despite this challenging macroeconomic environment, our financial position as of August 31, 2011 remained strong with cash and total corporate investments of $718.0 million and no debt. We also believe that our investments as of August 31, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2011 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of August 31, 2011, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2012
Bank of America, N.A.	$250 million	February 2012
PNC Bank, National Association	$150 million	February 2012
Wells Fargo Bank, National Association	$150 million	February 2012

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2011.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of August 31, 2011, we had irrevocable standby letters of credit available totaling $47.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2011 and July 2012, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2011.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $10.8 million of capital assets as of August 31, 2011.
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

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2011.
Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2011	2010

Net income	$148.9	$131.9
Non-cash adjustments to net income	52.0	41.1
Cash (used in)/provided by changes in operating assets and liabilities	(13.7)	21.3

Net cash provided by operating activities	$187.2	$194.3

The decrease in our operating cash flows for the first quarter compared to the same period last year was a result of fluctuations in operating assets and liabilities partially offset by higher net income, net of non-cash adjustments. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities. The increase in non-cash adjustments to net-income was a result of additional depreciation and amortization as a result of business acquisitions completed in fiscal 2011.
Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2011	2010

Net change in funds held for clients and corporate investment activities	$419.0	$189.7
Purchases of property and equipment	(20.2)	(16.6)
Purchases of other assets	(0.8)	(0.6)

Net cash provided by investing activities	$398.0	$172.5

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The fluctuation in the net change in funds held for clients and corporate investment activities is attributable to a change in the mix of assets within our short-term portfolio. During the first quarter, we began to use FDIC-insured deposit accounts as our primary short-term investment vehicle, which are cash equivalents. We divested of many of our VRDN securities that, although utilized as short-term investments, are classified as available-for-sale securities. As a result, our investing cash flows reflect higher proceeds from the sale of available-for-sale securities in the first quarter. Our holdings of VRDNs decreased $461.7 million since May 31,

2011. The fluctuation in the net change in funds held for clients and corporate investments also relates to the timing within the client fund obligations, as discussed under financing cash flows.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we expanded and upgraded various operating facilities. The increase in purchases of property and equipment for the first quarter of fiscal 2012 is related to additional investment in product development and the supporting technology.
Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2011	2010

Net change in client fund obligations	$(479.7)	$(266.4)
Dividends paid	(112.4)	(112.0)
Proceeds from and excess tax benefit related to exercise of stock options	1.0	0.2

Net cash used in financing activities	$(591.1)	$(378.2)

Cash dividends per common share	$0.31	$0.31

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in the outflow of funds for client fund obligations is the result of the timing of collections and remittances, as August 31, 2011 fell on a Wednesday, which is a semi-weekly payroll tax payment date.
Dividends paid: A quarterly dividend of $0.31 per share, unchanged since July 2008, was paid August 15, 2011 to stockholders of record as of August 1, 2011. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Proceeds from stock-based awards: Proceeds from and excess tax benefit related to stock-based awards increased as a result of a higher excess tax benefit incurred on the lapse of awards in the first quarter compared to the same period last year.

MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We invest predominantly in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of August 31, 2011 were traded in active markets.
During the first quarter, our primary short-term investment vehicle was FDIC-insured deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the first quarter, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.3% compared with 1.5% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2011 had an average duration of 2.6 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly more than 20% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2011
	Amortized	Fair
In millions	cost	value

Maturity date:
Due in one year or less	$428.8	$434.4
Due after one year through three years	614.5	641.1
Due after three years through five years	547.9	575.0
Due after five years	634.0	644.4

Total	$2,225.2	$2,294.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The following table summarizes recent changes in the Federal Funds rate:

	Fiscal year	Fiscal year	Fiscal year
	through	ended	ended
	August 31,	May 31,	May 31,
	2011	2011	2010

Federal Funds rate-beginning of period	0.25%	0.25%	0.25%
Rate decrease:
First quarter	—	—	—
Second quarter	NA	—	—
Third quarter	NA	—	—
Fourth quarter	NA	—	—

Federal Funds rate-end of period (1)	0.25%	0.25%	0.25%

Three-year “AAA” municipal securities yield-end of period	0.41%	0.80%	0.99%

(1)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2011 and May 31, 2011.
Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:
•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportional mix of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates as compared to taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.
Subject to these factors, and under normal financial market conditions, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.2 billion for fiscal 2012. Our normal and anticipated allocation is approximately 50% invested in short-term and available-for-sale securities with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $69.7 million as of August 31, 2011, compared with a net unrealized gain of $59.3 million as of May 31, 2011. During the first quarter of fiscal 2012, the net unrealized gain on our investment portfolios ranged from $55.7 million to $72.5 million. Our investment portfolios reflected a net unrealized gain of approximately $68.6 million as of September 22, 2011.
As of August 31, 2011 and May 31, 2011, we had $2.3 billion and $2.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.5% and 2.6% as of August 31, 2011 and May 31, 2011, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of August 31, 2011 would be in the range of $12.0 million to $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2011 were not other-than-temporarily impaired, as there were minimal unrealized losses. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2011, filed with the SEC on July 15, 2011. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit
number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL instance document.
101.SCH	XBRL taxonomy extension schema document.
101.CAL	XBRL taxonomy extension calculation linkbase document.
101.LAB	XBRL taxonomy label linkbase document.
101.PRE	XBRL taxonomy extension presentation linkbase document.
101.DEF	XBRL taxonomy extension definition linkbase document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.
Date: September 27, 2011	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer (Principal Executive Officer)

Date: September 27, 2011	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)