Form 10-Q
period 2011-11-30
PAYCHEX INC
filed 2011-12-20
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

Commission file number 0-11330

PAYCHEX, INC.

911 Panorama Trail South

Rochester, New York 14625-2396

(585) 385-6666

A Delaware Corporation

IRS Employer Identification Number: 16-1124166

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	362,420,042 Shares
CLASS	OUTSTANDING AS OF NOVEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended November 30,		For the six months ended November 30,
	2011	2010	2011	2010
Revenue:
Total service revenue	$535.0	$500.0	$1,087.0	$1,006.2
Interest on funds held for clients	10.7	12.0	21.8	24.1

Total revenue	545.7	512.0	1,108.8	1,030.3

Expenses:
Operating expenses	165.2	159.0	332.2	319.2
Selling, general and administrative expenses	162.6	149.1	329.0	306.4

Total expenses	327.8	308.1	661.2	625.6

Operating income	217.9	203.9	447.6	404.7

Investment income, net	1.5	1.5	3.0	2.9

Income before income taxes	219.4	205.4	450.6	407.6

Income taxes	79.0	71.5	161.3	141.8

Net income	$140.4	$133.9	$289.3	$265.8

Basic earnings per share	$0.39	$0.37	$0.80	$0.73

Diluted earnings per share	$0.39	$0.37	$0.80	$0.73

Weighted-average common shares outstanding	362.4	361.7	362.3	361.6

Weighted-average common shares outstanding, assuming dilution	362.8	362.1	362.8	362.0

Cash dividends per common share	$0.32	$0.31	$0.63	$0.62

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	November 30, 2011	May 31, 2011
ASSETS
Cash and cash equivalents	$96.1	$119.0
Corporate investments	315.0	345.0
Interest receivable	27.9	29.4
Accounts receivable, net of allowance for doubtful accounts	221.5	161.1
Deferred income taxes	—	5.9
Prepaid income taxes	12.9	1.4
Prepaid expenses and other current assets	33.8	29.4

Current assets before funds held for clients	707.2	691.2
Funds held for clients	3,032.8	3,566.7

Total current assets	3,740.0	4,257.9
Long-term corporate investments	265.2	207.3
Property and equipment, net of accumulated depreciation	316.0	308.7
Intangible assets, net of accumulated amortization	65.7	77.2
Goodwill	513.6	513.7
Deferred income taxes	27.7	25.4
Other long-term assets	3.8	3.6

Total assets	$4,932.0	$5,393.8

LIABILITIES
Accounts payable	$54.9	$45.4
Accrued compensation and related items	147.2	172.5
Deferred revenue	2.5	3.0
Deferred income taxes	22.1	14.9
Other current liabilities	36.0	38.6

Current liabilities before client fund obligation	262.7	274.4
Client fund obligations	2,985.5	3,513.9

Total current liabilities	3,248.2	3,788.3
Accrued income taxes	35.0	34.1
Deferred income taxes	37.1	23.1
Other long-term liabilities	53.0	52.1

Total liabilities	3,373.3	3,897.6

COMMITMENTS AND CONTINGENCIES – NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 362.4 shares as of November 30, 2011 and 362.1 shares as of May 31, 2011, respectively.	3.6	3.6
Additional paid-in capital	545.4	535.6
Retained earnings	975.8	919.5
Accumulated other comprehensive income	33.9	37.5

Total stockholders’ equity	1,558.7	1,496.2

Total liabilities and stockholders’ equity	$4,932.0	$5,393.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended November 30,
	2011	2010
OPERATING ACTIVITIES
Net income	$289.3	$265.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	48.3	41.5
Amortization of premiums and discounts on available-for-sale securities	20.8	19.0
Stock-based compensation costs	11.9	13.5
Provision for deferred income taxes	22.9	9.7
Provision for allowance for doubtful accounts	0.3	0.6
Net realized gains on sales of available-for-sale securities	(0.2)	(0.3)
Changes in operating assets and liabilities:
Interest receivable	1.5	0.4
Accounts receivable	(60.7)	(39.8)
Prepaid expenses and other current assets	(15.8)	(5.0)
Accounts payable and other current liabilities	(22.6)	10.4
Net change in other assets and liabilities	1.5	3.4

Net cash provided by operating activities	297.2	319.2

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(4,730.6)	(3,913.5)
Proceeds from sales and maturities of available-for-sale securities	4,690.6	3,429.8
Net change in funds held for clients’ money market securities and other cash equivalents	519.9	657.4
Purchases of property and equipment	(44.1)	(44.1)
Purchases of other assets	(1.0)	(1.0)

Net cash provided by investing activities	434.8	128.6

FINANCING ACTIVITIES
Net change in client fund obligations	(528.3)	(275.1)
Dividends paid	(228.4)	(224.2)
Proceeds from and excess tax benefit related to stock-based awards	1.8	0.4

Net cash used in financing activities	(754.9)	(498.9)

Decrease in cash and cash equivalents	(22.9)	(51.1)
Cash and cash equivalents, beginning of period	119.0	284.3

Cash and cash equivalents, end of period	$96.1	$233.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

Note A:	Description of Business and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the six months ended November 30, 2011 and 2010. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2011 and May 31, 2011.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2011 (“fiscal 2011”). Operating results and cash flows for the six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2012 (“fiscal 2012”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

PEO revenue recognition: Professional Employer Organization (“PEO”) revenue is included in service revenue and is reported net of direct costs billed and incurred which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $873.1 million and $1.0 billion for the three months ended November 30, 2011 and 2010, respectively, and $1.8 billion and $2.0 billion for the six months ended November 30, 2011 and 2010, respectively.

PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2012 and fiscal 2011 policies. As of November 30, 2011 and May 31, 2011, the Company had current liabilities of $7.3 million, and long-term liabilities of $19.1 million and $20.6 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units (“RSUs”), performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $5.3 million and $11.9 million for the three and six months ended November 30, 2011, as compared with $6.4 million and $13.5 million for the respective prior year periods. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2011 Form 10-K.

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

Note A:	Description of Business and Significant Accounting Policies — continued

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B:	Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
In millions, except per share amounts	November 30,		November 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$140.4	$133.9	$289.3	$265.8

Weighted-average common shares outstanding	362.4	361.7	362.3	361.6

Basic earnings per share	$0.39	$0.37	$0.80	$0.73

Diluted earnings per share:
Net income	$140.4	$133.9	$289.3	$265.8

Weighted-average common shares outstanding	362.4	361.7	362.3	361.6
Dilutive effect of common share equivalents at average market price	0.4	0.4	0.5	0.4

Weighted-average common shares outstanding, assuming dilution	362.8	362.1	362.8	362.0

Diluted earnings per share	$0.39	$0.37	$0.80	$0.73

Weighted-average anti-dilutive common share equivalents	10.7	13.4	11.0	13.8

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended November 30, 2011 and 2010, minimal shares of the Company’s common stock were issued. For the six months ended November 30, 2011 and 2010, 0.3 million shares and 0.2 million shares, respectively, of the Company’s common stock were issued related to exercises or vesting of stock-based awards.

Note C:	Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments consisted of the following:

	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	November 30, 2011
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value

Type of issue:
Money market securities and other cash equivalents	$852.9	$—	$—	$852.9
Available-for-sale securities:
General obligation municipal bonds	1,067.7	32.4	(0.2)	1,099.9
Pre-refunded municipal bonds(1)	395.8	10.2	—	406.0
Revenue municipal bonds	394.0	11.4	(0.1)	405.3
Variable rate demand notes	839.9	—	—	839.9

Total available-for-sale securities	2,697.4	54.0	(0.3)	2,751.1
Other	8.8	0.3	(0.1)	9.0

Total funds held for clients and corporate investments	$3,559.1	$54.3	$(0.4)	$3,613.0

	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	May 31, 2011
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value

Type of issue:
Money market securities and other cash equivalents	$1,372.9	$—	$—	$1,372.9
Available-for-sale securities:
General obligation municipal bonds	1,017.5	33.1	(0.1)	1,050.5
Pre-refunded municipal bonds(1)	470.5	14.2	—	484.7
Revenue municipal bonds	361.6	12.1	—	373.7
Variable rate demand notes	828.3	—	—	828.3

Total available-for-sale securities	2,677.9	59.4	(0.1)	2,737.2
Other	8.3	0.6	—	8.9

Total funds held for clients and corporate investments	$4,059.1	$60.0	$(0.1)	$4,119.0

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note C:	Funds Held for Clients and Corporate Investments — continued

Money market securities and other cash equivalents as of November 30, 2011 and May 31, 2011 include money market funds, FDIC-insured deposit accounts, and other bank demand deposit accounts. In addition, included in other cash equivalents as of May 31, 2011 were U.S. agency discount notes and a municipal bond with a maturity of less than 90 days when acquired. Within bank demand deposit accounts for funds held for clients, the Company maintained $10.7 million as of November 30, 2011 and $16.7 million as of May 31, 2011 in a separately designated account for tax obligations of a partner’s clients.

Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	November 30, 2011	May 31, 2011
Funds held for clients	$3,032.8	$3,566.7
Corporate investments	315.0	345.0
Long-term corporate investments	265.2	207.3

Total funds held for clients and corporate investments	$3,613.0	$4,119.0

The Company’s available-for-sale securities reflected a net unrealized gain of $53.7 million as of November 30, 2011 compared with a net unrealized gain of $59.3 million as of May 31, 2011. Included in the net unrealized gain as of November 30, 2011 and May 31, 2011, there were, respectively, 28 and 15 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, all in a loss position for less than twelve consecutive months, were as follows:

	November 30, 2011		May 31, 2011
In millions	Gross unrealized loss	Fair value	Gross unrealized loss	Fair value
Type of issue:
General obligation municipal bonds	$(0.2)	$41.7	$(0.1)	$37.3
Pre-refunded municipal bonds	—	1.6	—	—
Revenue municipal bonds	(0.1)	36.4	—	14.4

Total	$(0.3)	$79.7	$(0.1)	$51.7

Note C:	Funds Held for Clients and Corporate Investments — continued

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2011, with unrealized losses of $0.3 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of November 30, 2011 and May 31, 2011 held an AA rating or better. The Company intends to hold these investments until the recovery of their amortized cost basis or maturity and it is more likely than not that the Company will not be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were $0.1 million and $0.2 million for the three and six months ended November 30, 2011, compared with $0.2 million and $0.3 million for the three and six months ended November 30, 2010. There were no gross realized losses during the related periods.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2011
In millions	Amortized cost	Fair value

Maturity date:
Due in one year or less	$377.2	$381.1
Due after one year through three years	615.5	637.8
Due after three years through five years	600.8	621.7
Due after five years	1,103.9	1,110.5

Total	$2,697.4	$2,751.1

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

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2011
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,099.9	$—	$1,099.9	$—
Pre-refunded municipal bonds	406.0	—	406.0	—
Revenue municipal bonds	405.3	—	405.3	—
Variable rate demand notes	839.9	—	839.9	—

Total available-for-sale securities	$2,751.1	$—	$2,751.1	$—
Other securities	$9.0	$9.0	$—	$—
Liabilities:
Other long-term liabilities	$9.0	$9.0	$—	$—

Note D:	Fair Value Measurements — continued

	May 31, 2011
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,050.5	$—	$1,050.5	$—
Pre-refunded municipal bonds	484.7	—	484.7	—
Revenue municipal bonds	373.7	—	373.7	—
Variable rate demand notes	828.3	—	828.3	—

Total available-for-sale securities	$2,737.2	$—	$2,737.2	$—
Other securities	$8.9	$8.9	$—	$—
Liabilities:
Other long-term liabilities	$8.9	$8.9	$—	$—

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

Note E:	Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

In millions	November 30, 2011	May 31, 2011

Land and improvements	$6.9	$7.0
Buildings and improvements	95.6	95.2
Data processing equipment	211.4	204.6
Software	248.6	231.2
Furniture, fixtures, and equipment	153.8	152.0
Leasehold improvements	96.4	93.3
Construction in progress	19.9	20.9

Total property and equipment, gross	832.6	804.2
Less: Accumulated depreciation and amortization	516.6	495.5

Property and equipment, net of accumulated depreciation	$316.0	$308.7

Note E:	Property and Equipment, Net of Accumulated Depreciation — continued

Depreciation expense was $18.4 million and $36.9 million for the three and six months ended November 30, 2011, respectively, as compared with $16.0 million and $32.2 million for the three and six months ended November 30, 2010, respectively.

Note F:	Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $513.6 million as of November 30, 2011 and $513.7 million as of May 31, 2011.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	November 30, 2011	May 31, 2011

Client lists	$223.3	$223.4
Other intangible assets	2.0	2.0

Total intangible assets, gross	225.3	225.4
Less: Accumulated amortization	159.6	148.2

Intangible assets, net of accumulated amortization	$65.7	$77.2

Amortization expense relating to intangible assets was $5.7 million and $11.4 million for the three and six months ended November 30, 2011, respectively, as compared with $4.6 million and $9.3 million for the three and six months ended November 30, 2010, respectively.

As of November 30, 2011, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2012 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense

2012	$22.8
2013	$17.7
2014	$12.7
2015	$9.0
2016	$6.2

Note G:	Comprehensive Income

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

Note G:	Comprehensive Income — continued

Comprehensive income, net of related tax effects, is as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2011	2010	2011	2010

Net income	$140.4	$133.9	$289.3	$265.8
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(10.1)	(14.9)	(3.4)	(3.1)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	(0.2)	(0.2)	(0.2)

Total other comprehensive loss	(10.2)	(15.1)	(3.6)	(3.3)

Total comprehensive income	$130.2	$118.8	$285.7	$262.5

As of November 30, 2011, accumulated other comprehensive income was $33.9 million, which was net of taxes of $19.7 million. As of May 31, 2011, accumulated other comprehensive income was $37.5 million, which was net of taxes of $21.7 million.

Note H:	Commitments and Contingencies

Lines of credit: As of November 30, 2011, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date

JP Morgan Chase Bank, N.A.	$350 million	February 2012
Bank of America, N.A.	$250 million	February 2012
PNC Bank, National Association	$150 million	February 2012
Wells Fargo Bank, National Association	$150 million	February 2012

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2011.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed next.

Note H:	Commitments and Contingencies — continued

Letters of credit: As of both November 30, 2011 and May 31, 2011, the Company had irrevocable standby letters of credit available totaling $47.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2012 and December 2012, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2011.

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $8.5 million and $6.0 million of capital assets as of November 30, 2011 and May 31, 2011, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for the three and six months ended November 30, 2011 and 2010, and our financial condition as of November 30, 2011. The focus of this discussion is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This discussion should be read in conjunction with the November 30, 2011 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This discussion should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2011 (“fiscal 2011”). Forward-looking statements in this discussion are qualified by the cautionary statement included in this review under the next sub-heading, “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

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

We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), which is utilized by clients that have more sophisticated payroll and benefit needs. In addition to the services described below, our software-as-a-service (“SaaS”) solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking. Our services and products are as follows:

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

Overview

Our financial results for the three months ended November 30, 2011 (the “second quarter”) of the fiscal year ending May 31, 2012 (“fiscal 2012”) demonstrated continuing improvement in our business. Our key business indicators of checks per client and revenue per check continued to show improvement. Checks per client increased 1.5% for the second quarter of fiscal 2012 compared to the same period last year. This compares to an increase of 2.0% for the three months ended August 31, 2011 (the “first quarter”), indicating that our growth rate is beginning to moderate. This moderation, as expected, has impacted quarterly comparisons in our payroll and Human Resource Services revenue. The increase in revenue per check reflects price increases and lower discounting within our overall client base. The environment for new business formation continues to be challenging and has impacted the selling environment.

.

Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.3% for the second quarter of fiscal 2012 compared to 1.5% for the same period last year.

We continue to focus on driving growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to product development and its supporting technology. In early December 2011, we launched our Paychex Online Mobile iPad application as part of our expansion of our SaaS product offerings. We believe these investments in the next generation of technology and products are key building blocks to our future success.

Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Total service revenue increased 7% to $535.0 million.

•	Payroll service revenue increased 5% to $371.7 million.

•	Human Resource Services revenue increased 12% to $163.3 million.

•	Interest on funds held for clients decreased 10% to $10.7 million.

•	Total revenue increased 7% to $545.7 million.

•

Operating income increased 7% to $217.9 million and operating income, net of certain items, increased 8% to $207.2 million. Refer to the “Non-GAAP Financial Measure” section for further information on this non-GAAP measure.

•	Net income and diluted earnings per share increased 5% to $140.4 million and $0.39 per share, respectively.

The results for the second quarter were impacted by the inclusion of SurePayroll, Inc. (“SurePayroll”) and ePlan Services, Inc. (“ePlan”), two SaaS companies acquired in the second half of fiscal 2011. These acquisitions contributed approximately 2.0% in total revenue growth for the second quarter.

Non-GAAP Financial Measure

In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with, the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Operating income, net of certain items, increased 8% for the second quarter and 12% for the six months ended November 30, 2011 (the “six months”), to $207.2 million and $425.8 million respectively, as compared to the same periods last year. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations” section of this Form 10-Q.

Financial Position and Liquidity

The volatility in the global financial markets continues to curtail available liquidity in the marketplace and limit investment choices. Despite this macroeconomic environment, as of November 30, 2011, our financial position remained strong with cash and total corporate investments of $676.3 million and no debt.

Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the second quarter of fiscal 2012, our primary short-term investment vehicles were variable rate demand notes (“VRDN”s) and FDIC-insured deposit accounts.

We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. All investments held as of November 30, 2011 were traded in active markets.

Our primary source of cash is from our ongoing operations. Cash flow from operations was $297.2 million for the six months of fiscal 2012, as compared with $319.2 million for the same period last year. Historically, we have funded operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. We anticipate that cash and total corporate investments as of November 30, 2011, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for the second quarter and six months of fiscal 2012, and our financial position as of November 30, 2011, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

Outlook

Our outlook for fiscal 2012 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Consistent with our policy regarding guidance, our projections do not anticipate or speculate on future changes to interest rates. We expect fiscal 2012 results to be consistent with the expectations set forth in our guidance in June 2011 and subsequently reaffirmed in September 2011. Our expectation is that growth in checks per client will moderate through the remainder of fiscal 2012, impacting quarterly comparisons for both payroll revenue and Human Resource Services revenue. Our guidance reflects our planned spending, impacting the full year operating income, net of certain items, as a percent of total service revenue.

Our reaffirmed guidance is as follows:

	Low			High
Payroll service revenue	5%		—	7%
Human Resource Services revenue	12%		—	15%
Total service revenue	7%		—	9%
Interest on funds held for clients	(14%	)	—	(12%	)
Investment income, net	—		—	2%
Net income	5%		—	7%

Operating income, net of certain items, as a percentage of total service revenue is expected to be in the range of 36% to 37% for fiscal 2012. The effective income tax rate for fiscal 2012 is expected to approximate the rate experienced in the first six months.

Interest on funds held for clients and investment income for fiscal 2012 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 1.2% for fiscal 2012. As of November 30, 2011, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 2.4% and an average duration of 2.6 years. In the next twelve months, approximately 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%. Investment income is expected to benefit from ongoing investment of cash generated from operations.

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

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended November 30,		% Change	For the six months ended November 30,		% Change
$ in millions	2011	2010		2011	2010
Revenue:
Payroll service revenue	$371.7	$354.8	5%	$754.0	$715.5	5%
Human Resource Services revenue	163.3	145.2	12%	333.0	290.7	15%

Total service revenue	535.0	500.0	7%	1,087.0	1,006.2	8%
Interest on funds held for clients	10.7	12.0	(10%)	21.8	24.1	(9%)

Total revenue	545.7	512.0	7%	1,108.8	1,030.3	8%
Combined operating and SG&A expenses	327.8	308.1	6%	661.2	625.6	6%

Operating income	217.9	203.9	7%	447.6	404.7	11%
As a % of total revenue	40%	40%		40%	39%
Investment income, net	1.5	1.5	4%	3.0	2.9	3%

Income before income taxes	219.4	205.4	7%	450.6	407.6	11%
As a % of total revenue	40%	40%		41%	40%
Income taxes	79.0	71.5	11%	161.3	141.8	14%

Effective income tax rate	36.0%	34.8%		35.8%	34.8%
Net income	$140.4	$133.9	5%	$289.3	$265.8	9%

As a % of total revenue	26%	26%		26%	26%
Diluted earnings per share	$0.39	$0.37	5%	$0.80	$0.73	10%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2011, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended November 30,		% Change	For the six months ended November 30,		% Change
$ in millions	2011	2010		2011	2010
Average investment balances:
Funds held for clients	$3,107.1	$2,888.0	8%	$3,182.8	$2,918.5	9%
Corporate investments	645.8	658.8	(2%)	646.3	662.2	(2%)

Total	$3,752.9	$3,546.8	6%	$3,829.1	$3,580.7	7%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.4%	1.6%		1.4%	1.6%
Corporate investments	0.9%	0.9%		0.9%	0.9%
Combined funds held for clients and corporate investments	1.3%	1.5%		1.3%	1.5%

Net realized gains:
Funds held for clients	$0.1	$0.2		$0.2	$0.3
Corporate investments	—	—		—	—

Total	$0.1	$0.2		$0.2	$0.3

As of: $ in millions	November 30, 2011	May 31, 2011
Net unrealized gain on available-for-sale securities (1)	$53.7	$59.3
Federal Funds rate (2)	0.25%	0.25%
Three-year “AAA” municipal securities yield	0.72%	0.80%
Total fair value of available-for-sale securities	$2,751.1	$2,737.2
Weighted-average duration of available-for-sale securities in years (3)	2.6	2.4
Weighted-average yield-to-maturity of available-for-sale securities (3)	2.4%	2.6%

(1)	The net unrealized gain of our investment portfolio was approximately $60.5 million as of December 15, 2011.
(2)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2011 and May 31, 2011.
(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue increased 5% for both the second quarter and six months of fiscal 2012 to $371.7 million and $754.0 million, respectively, compared to the same periods last year. Organic growth in payroll service revenue, excluding SurePayroll, was 3% for the second quarter and 4% for the first six months of fiscal 2012. This growth was due to increases in both checks per client and revenue per check. Checks per client increased 1.5% for the second quarter and 1.8% for the six months of fiscal 2012 compared to the respective prior year periods. As we indicated in the first quarter, we expect checks per client growth to moderate throughout fiscal 2012, impacting quarterly comparisons in service revenue. Revenue per check was positively impacted by price increases and lower discounting within our overall client base.

Human Resource Services revenue: Human Resource Services revenue increased 12% and 15% for the second quarter and six months of fiscal 2012 to $163.3 million and $333.0 million, respectively, compared to the same periods last year. This growth was generated from the following:

As of: $ in billions	November 30, 2011	% Change	November 30, 2010	% Change(1)
Paychex HR Solutions client employees served (2)	606,000	12%	542,000	15%
Paychex HR Solutions clients (2)	22,000	8%	21,000	11%
Insurance services clients (3)	103,000	8%	96,000	7%
Health and benefits services applicants	109,000	21%	90,000	29%
Retirement services clients (4)	58,000	11%	52,000	4%
Asset value of retirement services client employees’ funds (4)	$14.9	18%	$12.6	23%

(1)	Percent change compared to balances as of November 30, 2009.
(2)	The November 30, 2011 and 2010 balances include HR Essentials, which was first offered in November 2010.
(3)	Includes workers’ compensation insurance services clients and health and benefits services clients.
(4)

The November 30, 2011 balances include ePlan, which was acquired in May 2011. Excluding ePlan clients, retirement services clients would have increased 4% and the asset value of retirement services client employees’ funds would have increased 10% as of November 30, 2011 compared to November 30, 2010.

Human Resource Services revenue growth is not as predictable as our payroll revenue growth. It fluctuates between quarters due to timing of set-up fees, PEO workers’ compensation, and basis points earned on retirement services client employees’ funds. PEO net service revenue exhibits greater variability between quarters due to fluctuations in workers’ compensation claims experience.

Excluding ePlan, Human Resource Services revenue growth for the second quarter and six months would have been 10% and 12%, respectively, reflecting client growth and price increases. The following factors contributed to the growth for the second quarter and six months of fiscal 2012:

•

Paychex HR Solutions revenue was positively impacted by the favorable trend in checks per client, as well as price increases and growth in both clients and client employees. HR Essentials, our new ASO product first offered in November 2010, was also a contributor to the growth in revenue.

•

Insurance services revenue has benefited from the continuing growth in health and benefits services revenue and increases in both clients and premiums in workers’ compensation insurance services. Health and benefits services revenue increased 27% to $12.8 million for the second quarter and 25% to $24.8 million for the six months, driven by the increase in the number of applicants.

•

Retirement services revenue benefitted from a 10% increase in the asset value of retirement services client employees’ funds (excluding ePlan), slightly offset by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external fund managers.

•	Products that primarily support our MMS clients through our SaaS model continue to experience growth in clients and revenue.

Total service revenue: Total service revenue increased 7% and 8% for the second quarter and six months of fiscal 2012, respectively, compared to the same periods last year, attributable to the factors previously discussed. Excluding SurePayroll and ePlan, total service revenue growth would have been 5% and 6% for the second quarter and six months compared to the same periods last year.

Interest on funds held for clients: Interest on funds held for clients decreased 10% for the second quarter and 9% for the six months of fiscal 2012 to $10.7 million and $21.8 million, respectively. These decreases were the result of lower average interest rates earned, offset by increases in average investment balances. Average invested balances increased 8% for the second quarter and 9% for the six months due to the inclusion of SurePayroll client funds, wage inflation, an increase in state unemployment insurance rates for the 2011 calendar year, and the increase in checks per client.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended November 30,		% Change	For the six months ended November 30,		% Change
$ in millions	2011	2010		2011	2010
Compensation-related expenses	$221.0	$210.4	5%	$443.5	$424.7	4%
Facilities expense	14.4	14.8	(2%)	28.8	29.9	(4%)
Depreciation and amortization	24.1	20.6	17%	48.3	41.5	16%
Other expenses	68.3	62.3	9%	140.6	129.5	9%

Total operating and SG&A expenses	$327.8	$308.1	6%	$661.2	$625.6	6%

Total expenses increased 6% for both the second quarter and six months of fiscal 2012 as compared with the same periods last year. These increases were largely attributable to the inclusion of SurePayroll and ePlan during the first six months of fiscal 2012. Also, investments in product development and supporting technology contributed to the increase in total expenses for the second quarter and six months. As of November 30, 2011, we had approximately 12,400 employees compared to approximately 12,300 employees as of November 30, 2010. Compensation costs for the six months ended November 30, 2010 include one-time costs related to the separation agreement with Jonathan J. Judge, former President and Chief Executive Officer. Compensation-related expenses reflected moderate growth in selling costs.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Depreciation and amortization increased in the second quarter and six months of fiscal 2012 due to long-lived assets acquired with SurePayoll and ePlan. Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. The majority of the increase in other expenses is attributable to the inclusion of SurePayroll and ePlan in the second quarter and six months.

Operating income: Operating income increased 7% for the second quarter and 11% for the six months of fiscal 2012 as compared with the same periods last year. The changes in operating income are attributable to the factors previously discussed. Operating income, net of certain items, is summarized as follows:

	For the three months ended November 30,		%	For the six months ended November 30,		%
$ in millions	2011	2010	Change	2011	2010	Change
Operating income	$217.9	$203.9	7%	$447.6	$404.7	11%
Excluding interest on funds held for clients	(10.7)	(12.0)	(10%)	(21.8)	(24.1)	(9%)

Operating income, net of certain items	$207.2	$191.9	8%	$425.8	$380.6	12%

Operating income, net of certain items, as a % of total service revenue	38.7%	38.4%		39.2%	37.8%

The increase in operating income, net of certain items, as a percent of total service revenue is driven by management of personnel costs and expenses and the timing of spending on investment projects. We anticipate that this measure for the full year fiscal 2012 will be in the range of 36% to 37%. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.

Investment income, net: Investment income, net primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 4% to $1.5 million for the second quarter and 3% to $3.0 million for the six months of fiscal 2012, compared to the respective periods last year. The rate of growth was negatively impacted by lower average investment balances due to cash outflows for business acquisitions during the second half of fiscal 2011.

Income taxes: Our effective income tax rate was 36.0% for the second quarter and 35.8% for the six months of fiscal 2012 compared with 34.8% for both the respective prior year periods. The increase in the effective income tax rate for the second quarter and six months was primarily the result of a higher overall state effective income tax rate and lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios.

Net income and diluted earnings per share: Net income increased 5% to $140.4 million for the second quarter and 9% to $289.3 million for the six months of fiscal 2012, compared with the respective periods last year. Diluted earnings per share increased 5% for the second quarter and 10% for the six months to $0.39 per share and $0.80 per share, respectively. The increases in net income and diluted earnings per share were attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Volatility in the global financial markets continues to curtail available liquidity in the marketplace and limit investment choices. Despite this challenging macroeconomic environment, our financial position as of November 30, 2011 remained strong with cash and total corporate investments of $676.3 million and no debt. We also believe that our investments as of November 30, 2011 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2011 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of November 30, 2011, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2012
Bank of America, N.A.	$250 million	February 2012
PNC Bank, National Association	$150 million	February 2012
Wells Fargo Bank, National Association	$150 million	February 2012

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2011.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.

Letters of credit: As of November 30, 2011, we had irrevocable standby letters of credit available totaling $47.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2012 and December 2012 and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2011.

Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $8.5 million of capital assets as of November 30, 2011.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2011.

Operating Cash Flow Activities

	For the six months ended November 30,
In millions	2011	2010
Net income	$289.3	$265.8
Non-cash adjustments to net income	104.0	84.0
Cash used in changes in operating assets and liabilities	(96.1)	(30.6)

Net cash provided by operating activities	$297.2	$319.2

The decrease in our operating cash flows for the first six months as compared to the same period last year was a result of fluctuations in operating assets and liabilities partially offset by higher net income and non-cash adjustments to net income. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities. The increase in non-cash adjustments to net income was a result of additional depreciation and amortization as a result of business acquisitions completed in fiscal 2011 and an increase in the deferred tax provision.

Investing Cash Flow Activities

	For the six months ended November 30,
In millions	2011	2010
Net change in funds held for clients and corporate investment activities	$479.9	$173.7
Purchases of property and equipment	(44.1)	(44.1)
Purchases of other assets	(1.0)	(1.0)

Net cash provided by investing activities	$434.8	$128.6

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.

The increase in cash provided by the net change in funds held for clients and corporate investments was related to the overall increase in average invested balances during the first six months of fiscal 2012 compared to the same period last year. In general, fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will also vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we expanded and upgraded various operating facilities.

Financing Cash Flow Activities

	For the six months ended November 30,
In millions, except per share amounts	2011	2010
Net change in client fund obligations	$(528.3)	$(275.1)
Dividends paid	(228.4)	(224.2)
Proceeds from exercise and excess tax benefit related to stock-based awards	1.8	0.4

Net cash used in financing activities	$(754.9)	$(498.9)

Cash dividends per common share	$0.63	$0.62

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in the outflow of funds for client fund obligations is the result of the timing of collections and remittances, as November 30, 2011 fell on a Wednesday, which is a semi-weekly payroll tax payment day.

Dividends paid: In October 2011, our Board of Directors (“Board”) declared a 3% increase in the quarterly dividend payment to $0.32 per share from $0.31 per share. The quarterly dividend of $0.32 per share was paid November 15, 2011 to stockholders of record as of November 1, 2011. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options: Proceeds from and excess tax benefit related to stock-based awards increased as a result of a higher excess tax benefit incurred on the lapse of awards in the first six months of fiscal 2012 compared to the same period last year.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations or financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. We invest primarily in high credit quality securities with AAA and AA ratings and short-term securities with A-1/P-1 ratings, with more than 95% of our portfolio rated AA or better. We invest predominantly in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years. All investments held as of November 30, 2011 were traded in active markets.

Starting in the first quarter and continuing through the second quarter, our primary short-term investment vehicle was FDIC-insured deposit accounts, with an increase in the use of VRDNs by the end of the second quarter. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have not and do not utilize derivative financial instruments to manage our interest rate risk.

For the first six months of fiscal 2012, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.3% compared with 1.5% for the same period last year, as yields on high quality instruments remain low. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2011 had an average duration of 2.6 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, approximately 20% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.0%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2011 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2011
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$377.2	$381.1
Due after one year through three years	615.5	637.8
Due after three years through five years	600.8	621.7
Due after five years	1,103.9	1,110.5

Total	$2,697.4	$2,751.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Funds rate has remained unchanged at a range of zero to 0.25% since December 2008. Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.1 billion for fiscal 2012. Our normal and anticipated allocation is approximately 50% invested in short-term and available-for-sale securities with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $53.7 million as of November 30, 2011, compared with a net unrealized gain of $59.3 million as of May 31, 2011. During the first six months of fiscal 2012, the net unrealized gain on our investment portfolios ranged from $46.4 million to $72.5 million. Our investment portfolios reflected a net unrealized gain of approximately $60.5 million as of December 15, 2011.

As of November 30, 2011 and May 31, 2011, we had $2.8 billion and $2.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.4% and 2.6% as of November 30, 2011 and May 31, 2011, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of November 30, 2011 would be approximately $12.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2011 were not other-than-temporarily impaired. While $79.7 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest on these securities will be collected in accordance with the contractual terms, and that the unrealized losses on these securities of $0.3 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of November 30, 2011 held an AA rating or better. We intend to hold these investments until the recovery of their amortized cost basis or maturity and further believe that it is more likely than not that we will not be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Disclosure Controls and Procedures and Internal Control Over Financial Reporting: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting: We also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2011, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAYCHEX, INC.

Date: December 20, 2011	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer (Principal Executive Officer)

Date: December 20, 2011	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)