Form 10-K
period 2012-05-31
PAYCHEX INC
filed 2012-07-20
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

As of November 30, 2011, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $9,428,956,553 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2012, 362,758,777 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 23, 2012, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2012

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS PURSUANT TO THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” “Paychex,” or the “Company”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial conditions may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•

general market and economic conditions including, among others, changes in U.S. employment and wage levels, changes to new hiring trends, legislative changes to stimulate the economy, changes in short- and long-term interest rates, changes in the fair value and the credit rating of securities held by us, and accessibility of financing;

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition;

•	changes in the availability of skilled workers;

•

changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance, state unemployment, and section 125 plans;

•	changes in health insurance and workers’ compensation rates and underlying claims trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•	the possibility of a security breach that disrupts operations or exposes client confidential data;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations; and

•	potentially unfavorable outcomes related to pending legal matters.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A. Risk Factors and throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (“SEC” or “Commission”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statement made by us in this Form 10-K speaks only as of the date on which it is made. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.	Business

We are a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2012, we serviced approximately 567,000 clients, including approximately 2,000 clients through four offices in Germany. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.

Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31.

Company Strategy

We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•	delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S. and in Germany;

•	growing our client base, primarily through the efforts of our direct sales force;

•	continually improving client service to maximize client retention;

•	capitalizing on the growth opportunities within our existing client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	capitalizing on and leveraging our highly developed technology and operating infrastructure;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.

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

We offer a software-as-a-service (“SaaS”) solution to meet the payroll and human resource administrative needs of our MMS clients. This allows Preview to be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs through every step of the employee life cycle. Ancillary services particularly beneficial to our MMS clients include the following:

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

Online payroll services:    Our core payroll clients can opt to use Paychex Online, our secure Internet site, which offers a suite of self-service, interactive services and products twenty-four hours a day, seven days a week. These include Paychex Online Payroll®, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Using these services, clients can communicate payroll information, access current and historical payroll information, and transfer payroll information calculated by us to their general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. In addition, we offer self-service and mobile applications for small business through our SurePayroll, Inc. (“SurePayroll”) SaaS product offering.

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

During fiscal 2012, we introduced enhancements to our SaaS offerings through a single sign-on and landing page and our Paychex Online Mobile applications. Our mobility apps are now available for iPad® and Android™ tablets and smartphones, and allow our clients and their employees to have full access to our products, offering diverse capabilities for both the employer and employee.

Payroll tax administration services:    As of May 31, 2012, nearly all of our clients utilized our payroll tax administration services (including Taxpay®), which provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes.

Employee payment services:    As of May 31, 2012, 82% of our clients utilized our employee payment services, which provide the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our flexible payment options provide a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

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

Human Resource Services

Paychex HR Solutions:    We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Solutions offering is available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide health care coverage to PEO client employees. PEO services continue to be sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Solutions has reduced redundancies and created more flexible options for business owners to find the solution that best meets their needs. In fiscal 2011, we introduced Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics. As of May 31, 2012, Paychex HR Solutions were utilized by 23,000 clients with approximately 615,000 client employees.

Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE, SIMPLE IRA, 401(k) plans with safe harbor provisions, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature allowing employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. Selling efforts for these services are focused primarily on our existing payroll client base, as the processed payroll information allows for data integration necessary to provide these services efficiently. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. For fiscal 2012 and fiscal 2011, we earned an average fee between twenty and twenty-five basis points from the external fund managers based on the total asset value of client employee 401(k) funds. In May 2011, we acquired ePlan Services, Inc., a provider of recordkeeping and administrative solutions to the defined contribution marketplace. This acquisition allows us to expand our retirement services to financial advisors. As of May 31, 2012, retirement services were utilized by approximately 59,000 clients and the asset value of client employee 401(k) funds externally managed totaled approximately $15.7 billion.

Insurance services:    Our licensed insurance agency, Paychex Insurance Agency, Inc. (“PIA”), provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional carriers, our professional insurance agents enjoy a wide selection of plans from which to best match the insurance needs of small businesses. Clients also have the option to integrate with Paychex payroll processing for easy, accurate plan administration. PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. As of May 31, 2012, approximately 107,000 clients have appointed PIA as their agent for servicing their business insurance needs.

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

In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately 60% of our new core payroll clients (excluding business acquisitions) come from these referral sources. To further enhance our strong relationship with CPAs, we have partnered with the American Institute of Certified Public Accountants (“AICPA”) since 2003 and through September 2016 as the preferred payroll provider for its AICPA Business Solutions Partner Program.

Our website at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales while complementing the efforts of our direct sales force. This online tool allows us to market to clients in other areas. In addition, our insurance services website at www.paychexinsurance.com provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.

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

Paychex also builds on its reputation as an expert in the payroll and human resources industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. In an effort to help entrepreneurs and small-business owners achieve success, in fiscal 2012 we launched a new website, BuildMyBiz.com, that provides tools and resources for starting, growing, and managing a business.

Markets and Competition

We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Industry data indicates there are approximately ten million employers in the geographic markets that we currently serve within the U.S. Of those employers, greater than 99% have fewer than 100 employees and are our primary customers and target market.

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany. As of May 31, 2012, we serviced approximately 567,000 payroll clients. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For fiscal 2012, client retention was approximately 80% of our beginning client base, up from 79% for fiscal 2011. No single client has a material impact on total service revenue or results of operations.

The composition of the U.S. market and the client base we serve by number of employees is as follows:

Business size (Number of employees)	Estimated market distribution(1)	Paychex, Inc. distribution of client base
1-4	83%	42%
5-19	13%	40%
20-49	2%	12%
50-99	1%	4%
100+	1%	2%

(1)	Based on currently available market data from Dun & Bradstreet.

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

In fiscal 2010, we completed implementation of an enhanced platform for our core payroll processing capability, which allows us to leverage efficiencies in our processes and continue to provide excellent customer service. Our Paychex Next Generation platform, with its suite of innovative products, is expanding these enhancements to our additional service offerings over the next few years.

Employees

As of May 31, 2012, we employed approximately 12,400 people. None of our employees were covered by collective bargaining agreements.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new Paychex HR Solutions worksite employees tends to be higher than during the rest of the fiscal year, primarily because a majority of new clients begin using our services at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in our third fiscal quarter, with greater sales commission expenses also reported in the third quarter.

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

Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, under the Corporate tab, in the Investor Relations section of our website as soon as reasonably practical after such material is filed with, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2012 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Item 1A.	Risk Factors

Our future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results, and from our projections. Risk factors described below represent our current view of some of the most important risks facing our business and are important to understanding our business. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may adversely affect, to a material extent, our business, cash flows, financial condition, or results of operations in future periods. In addition, you should refer to the description of forward-looking statements at the beginning of Part I of this Form 10-K.

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

Our clients and our business could be adversely impacted by Health Care Reform:    The Patient Protection and Affordable Care Act (the “PPACA”) was enacted on March 23, 2010. The PPACA was subsequently modified by the Heath Care and Education Reconciliation Act of 2010 on March 30, 2010 (together with PPACA hereafter referred to as the “Act”). The Act entails sweeping health care reforms with staggered effective dates from 2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Heath & Human Services, the Internal Revenue Service (the “IRS”), and the states.

The complexity of federal and state regulations facing employers has continued to increase over time, including the enactment of the Act. As a service provider, we have a responsibility to our clients to help them understand and adapt to these increased regulations. However, we are currently unable to determine the impacts to our clients and our business of the required plan changes and provisions resulting from the Act.

Also, as a co-employer in our PEO, we assume or share many of the employer-related responsibilities and assist our clients in complying with many employment-related governmental regulations. Within this business, the changes may result in increased costs, limit or delay our ability to increase service fees to offset such increased costs, and could affect our ability to attract and retain clients.

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

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services:    To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal use systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

Our business and reputation may be affected by security breaches and other disruptions to our information technology infrastructure, which could compromise Company and customer information:    We rely upon information technology networks and systems to process, transmit, and store electronic information, and to support a variety of business processes. Vulnerabilities, threats, and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. While we attempt to mitigate these risks by employing a number of security measures and constantly updating and adapting security requirements, our networks, products, and services remain potentially vulnerable to advanced persistent threats.

If we experience a problem with the functioning of key systems or a security breach of our systems, the resulting disruptions could have a material adverse effect on our business. Our business involves the use of significant amounts of private and confidential client information including employees’ identification numbers, bank accounts, and retirement account information. This information is critical to the accurate and timely provision of services to our clients, and certain information may be transmitted via the Internet. This information could be compromised by a cyber attack. There is no guarantee that our systems and processes are adequate to protect against all security breaches. If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulation investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

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

We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends:    Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claims experience and are a significant portion of our PEO direct costs. If we experience a sudden and unexpected increase in claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms. Increases in costs not incorporated into service fees timely or fully, could have a material adverse effect. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.

We may be adversely impacted by volatility in the financial and economic environment:    During periods of weak economic conditions, employment levels tend to decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. We historically have not borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations.

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

Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned and leased the following properties as of May 31, 2012:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	280,000

Total owned facilities	1,001,000

Leased facilities:
Rochester, New York	133,000
Other U.S. locations	2,104,000
Germany	1,000

Total leased facilities	2,238,000

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of the Board of Directors.

As of June 30, 2012, there were 14,986 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,368 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,674 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2012 and fiscal 2011 are as follows:

	Fiscal 2012			Fiscal 2011
	Sales prices		Cash dividends declared per share	Sales prices		Cash dividends declared per share
	High	Low		High	Low
First quarter	$32.27	$25.12	$0.31	$29.14	$24.65	$0.31
Second quarter	$30.12	$25.20	$0.32	$28.88	$25.16	$0.31
Third quarter	$32.73	$28.76	$0.32	$33.69	$28.78	$0.31
Fourth quarter	$32.24	$29.12	$0.32	$33.91	$30.75	$0.31

The closing price of our common stock as of May 31, 2012, as reported on the NASDAQ Global Select Market, was $29.97 per share.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2007, in Paychex common stock, the S&P 500 Index, the S&P Data Processing and Outsourced Services (the “S&P S(DP)”), and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. The S&P S(DP) Index is an industry index that includes a representative peer group of companies, and includes Paychex. This index is shown for transition purposes, as in fiscal 2012 we began to compare our total return to our Peer Group. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry or who are direct competitors of Paychex (as detailed on the page following). This change was made to compare to an index with a more extensive group of companies within a comparable industry, and to be consistent with the companies we reference for evaluating our executive officer compensation program.

STOCK PRICE PERFORMANCE GRAPH

May 31,	2007	2008	2009	2010	2011	2012
Paychex	100.00	88.27	73.02	79.60	93.95	90.97
S&P 500	100.00	93.30	62.90	76.10	95.84	95.45
S&P S(DP)	100.00	90.82	70.43	76.05	94.44	110.60
Peer Group	100.00	88.23	71.75	75.71	102.00	97.51

Our Peer Group is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Equifax Inc.
Fiserv, Inc.	Broadridge Financial Solutions, Inc.
The Western Union Company	Robert Half International Inc.
Total Systems Services, Inc.	Intuit Inc.
Global Payments Inc.	Iron Mountain Incorporated
The Brink’s Company	Moody’s Corporation
DST System, Inc.	H&R Block, Inc.
The Dun & Bradstreet Corporation	TD AMERITRADE Holding Corporation

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Item 6.	Selected Financial Data

In millions, except per share amounts Year ended May 31,	2012	2011	2010 (1)	2009	2008
Service revenue	$2,186.2	$2,036.2	$1,945.8	$2,007.3	$1,934.5
Interest on funds held for clients	43.6	48.1	55.0	75.5	131.8

Total revenue	$2,229.8	$2,084.3	$2,000.8	$2,082.8	$2,066.3
Operating income	$853.9	$786.4	$724.8	$805.2	$828.3
As a % of total revenue	38%	38%	36%	39%	40%
Net income	$548.0	$515.3	$477.0	$533.5	$576.1
As a % of total revenue	25%	25%	24%	26%	28%
Diluted earnings per share	$1.51	$1.42	$1.32	$1.48	$1.56
Cash dividends per common share	$1.27	$1.24	$1.24	$1.24	$1.20
Purchases of property and equipment	$89.6	$100.5	$61.3	$64.7	$82.3
Cash and total corporate investments	$790.0	$671.3	$656.9	$574.7	$434.8
Total assets	$6,479.6	$5,393.8	$5,226.3	$5,127.4	$5,309.8
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,604.5	$1,496.2	$1,402.0	$1,341.5	$1,196.6
Return on stockholders’ equity	34%	35%	34%	41%	39%

(1)	Includes an expense charge of $18.7 million to increase the Rapid Payroll litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2012 (“fiscal 2012”), May 31, 2011 (“fiscal 2011”), and May 31, 2010 (“fiscal 2010”), and our financial condition as of May 31, 2012. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

In addition to the above, our software-as-a-service (“SaaS”) solution through our MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.

Our Human Resource Services primarily include:

•

Paychex HR Solutions, under which we offer our administrative services organization (“ASO”) and our professional employer organization (“PEO”). We also offer Paychex HR Essentials, an ASO product that provides support to our clients over the phone or online to help manage employee-related topics;

•	retirement services administration;

•	insurance services;

•	eServices; and

•	other human resource services and products.

Our business strategy is focused on achieving strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technology and operating infrastructure; and expanding our service offerings. We continue to focus on driving growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to innovation and supporting technology. We believe these investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning ourselves to capitalize on opportunities for long-term growth.

Our financial results for fiscal 2012 reflected sustained growth in our business. Our key business indicators of checks per payroll and revenue per check continued to show improvement. Checks per payroll grew 2.0% for fiscal 2012. This growth is slightly less than the growth of 2.7% for fiscal 2011, as expected. Our revenue growth has been moderate, as new business formation remains challenged.

Our financial results continue to be adversely impacted by the interest rate environment. The equity markets hit a low in March 2009, with interest rates available on high quality financial instruments remaining low since that time. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.1% for fiscal 2012, compared to 1.3% for fiscal 2011 and 1.5% for fiscal 2010.

Highlights of our financial results for fiscal 2012 compared to fiscal 2011 are as follows:

•	Payroll service revenue increased 5% to $1.5 billion.

•	Human Resource Services revenue increased 13% to $676.2 million.

•	Interest on funds held for clients decreased 9% to $43.6 million.

•	Total revenue increased 7% to $2.2 billion.

•

Operating income increased 9% to $853.9 million, and operating income, net of certain items, increased 10% to $810.3 million. Refer to the “Non-GAAP Financial Measure” discussion on the following page for further information on operating income, net of certain items.

•	Net income and diluted earnings per share each increased 6% to $548.0 million and $1.51 per share, respectively.

•	Dividends of $460.5 million were paid to stockholders, representing 84% of net income.

Our results for fiscal 2012 benefited from the inclusion of SurePayroll, Inc. (“SurePayroll”), a provider of payroll processing for small businesses, acquired on February 8, 2011, and ePlan Services, Inc. (“ePlan”), a provider of recordkeeping and administrative solutions to the defined contribution marketplace, acquired on May 3, 2011. These acquisitions in fiscal 2011 and an immaterial business acquisition in fiscal 2012 contributed approximately 2% in total revenue growth for fiscal 2012.

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

Business Outlook

Our client base totaled approximately 567,000 clients as of May 31, 2012, compared to approximately 564,000 clients as of May 31, 2011, and approximately 536,000 clients as of May 31, 2010. Our client base increased 0.5% for fiscal 2012, compared to an increase of 5.2% for fiscal 2011 and a decline of 3.2% for fiscal 2010. Our organic client base growth was essentially flat for fiscal 2012 and declined 0.9% for fiscal 2011.

For fiscal 2012, payroll services client retention was approximately 80% of our beginning client base, a return to historical levels. This is a slight increase over fiscal 2011. Through our focus on providing high-quality service to our customers to maximize client retention, we received the highest client satisfaction results in our history.

Our ancillary services provide services to employers and employees beyond payroll, but effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. The following statistics demonstrate the growth in our Human Resource Services ancillary service offerings:

	As of May 31, 2012	Organic growth for fiscal year(1)
		2012	2011	2010
Paychex HR Solutions client employees served(2)	615,000	8%	12%	11%
Paychex HR Solutions clients(2)	23,000	8%	8%	9%
Insurance services clients(3)	107,000	6%	8%	7%
Health and benefits services applicants	121,000	23%	23%	38%
Retirement services clients	59,000	3%	5%	3%

(1)	Growth rates exclude impact of acquisition of ePlan.

(2)	Includes Paychex HR Essentials as of May 31, 2012 and 2011.

(3)	Includes workers’ compensation insurance services clients and health and benefits services clients.

Continued investment in our business is critical to our success. We continued to expand our product portfolio, through internal development and acquisitions, to add value for our clients. In the second half of fiscal 2011, we acquired SurePayroll and ePlan. These acquisitions have created excellent opportunities in their markets, and allow Paychex to offer a full range of payroll and 401(k) outsourcing alternatives. During fiscal 2012, we continued to integrate these acquired companies. In December 2011, we purchased Icon Time Systems, Inc., a provider of time and attendance solutions for small and medium-sized businesses, with whom we previously had a successful business relationship through one of our time and attendance offerings. Additionally, we launched new ancillary products in fiscal 2012. Our Business Insurance Payment Service relieves business owners of the administrative burden of paying their insurance premiums. Paychex Advisory Select 401(k) is a new offering specifically designed for fee-based financial advisors.

We have focused on launching enhanced technology to support our existing SaaS products. Recent launches include a single sign-on and landing page; Paychex Online Mobile iPad® and Android™ tablet applications; and, most recently, a smartphone application. These mobile applications allow our clients instant access and increased productivity.

We continued to invest in our Paychex Next Generation platform and its suite of innovative products, as we believe this is a key building block to our future success. This new platform allows us to leverage efficiencies in our processes and to continue to provide excellent customer service to our clients. Our enhanced platform has led to improved productivity within our operations, contributing to the increase in our operating income, net of certain items, as a percentage of service revenue to 37.1% for fiscal 2012, compared to 36.3% for fiscal 2011.

We continued the expansion of our insurance services nationwide, simplifying the process required to obtain coverage through our network of national and regional insurers. We now service approximately 107,000 clients through our subsidiary, Paychex Insurance Agency, Inc. We believe insurance services is an area that continues to offer significant opportunities for future growth.

We have strengthened our position as an expert in our industry by serving as a source of education and information to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. In an effort to help entrepreneurs and small-business owners achieve success, we launched a new website, BuildMyBiz.com, that provides tools and resources for starting, growing, and managing a business. In addition, the Paychex Insurance Agency, Inc. website, www.paychexinsurance.com, helps small business owners navigate the area of insurance coverage.

Financial position and liquidity

The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2012 remained strong with cash and total corporate investments of $790.0 million and no debt.

Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During fiscal 2012, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDNs”) and Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts.

A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is our ongoing operations. Cash flow from operations was $706.6 million for fiscal 2012. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows in fiscal 2012 allowed us to support our business growth and to pay substantial dividends to our stockholders. During fiscal 2012, dividends paid to stockholders were 84% of net income. It is anticipated that cash and total corporate investments as of May 31, 2012, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2012, 2011, and 2010, and our financial position as of May 31, 2012, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our outlook for the fiscal year ending May 31, 2013 (“fiscal 2013”) is based upon current economic and interest rate conditions continuing with no significant changes. Our expected fiscal 2013 payroll revenue growth rate is based upon anticipated client base growth, offset by an expected lower rate of growth in checks per payroll, and modest increases in revenue per check. Human Resource Services revenue growth is expected to remain in line with our historical organic experience. Prior acquisitions are expected to have minimal impact to projected revenue growth rates for fiscal 2013.

Our fiscal 2013 guidance is as follows:

	Low		High
Payroll service revenue	3%	—	4%
Human Resource Services revenue	9%	—	11%
Total service revenue	5%	—	6%
Interest on funds held for clients	(8%)	—	(6%)
Investment income, net	25%	—	35%
Net income	5%	—	7%

Operating income, net of certain items, as a percent of service revenue, is expected to approximate 37% for fiscal 2013. The effective income tax rate for fiscal 2013 is expected to approximate 36%.

Interest on funds held for clients and investment income for fiscal 2013 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to remain at 1.1% for fiscal 2013. As of May 31, 2012, the long-term investment portfolio had an average yield-to-maturity of 2.2% and an average duration of 3.0 years. In the next twelve months, approximately 15% to 20% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income is expected to benefit from ongoing investment of cash generated from operations.

Earnings per share for fiscal 2013 is expected to be adversely impacted by approximately $0.01 per share due to a planned increase in our sales force and an increase in employee-related costs for the increase in the 401(k) employer match implemented during fiscal 2012.

Purchases of property and equipment for fiscal 2013 are expected to be in the range of $95 million to $100 million. This includes costs for internally developed software as we continue to invest in our product development. Fiscal 2013 depreciation expense is projected to be in the range of $80 million to $85 million, and we project amortization of intangible assets for fiscal 2013 to be slightly less than $20 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2012	Change	2011	Change	2010
Revenue:
Payroll service revenue	$1,510.0	5%	$1,438.8	2%	$1,404.9
Human Resource Services revenue	676.2	13%	597.4	10%	540.9

Total service revenue	2,186.2	7%	2,036.2	5%	1,945.8
Interest on funds held for clients	43.6	(9%)	48.1	(13%)	55.0

Total revenue	2,229.8	7%	2,084.3	4%	2,000.8
Combined operating and SG&A expenses	1,375.9	6%	1,297.9	2%	1,276.0

Operating income	853.9	9%	786.4	8%	724.8
Investment income, net	6.4	9%	5.8	29%	4.5

Income before income taxes	860.3	9%	792.2	9%	729.3
Income taxes	312.3	13%	276.9	10%	252.3

Effective income tax rate	36.3%		35.0%		34.6%
Net income	$548.0	6%	$515.3	8%	$477.0

Diluted earnings per share	$1.51	6%	$1.42	8%	$1.32

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2012, we had no exposure to high-risk or illiquid investments and had insignificant exposure to European investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2012	2011	2010
Average investment balances:
Funds held for clients	$3,584.3	$3,350.3	$3,167.9
Corporate investments	685.9	662.4	653.8

Total	$4,270.2	$4,012.7	$3,821.7

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.4%	1.6%
Corporate investments	0.9%	0.9%	0.8%
Combined funds held for clients and corporate investments	1.1%	1.3%	1.5%
Total net realized gains	$1.0	$1.3	$3.2

$ in millions As of May 31,	2012	2011	2010
Net unrealized gains on available-for-sale securities(1)	$59.5	$59.3	$66.6
Federal Funds rate(2)	0.25%	0.25%	0.25%
Total fair value of available-for-sale securities	$3,059.0	$2,737.2	$2,151.8
Weighted-average duration of available-for-sale securities in years(3)	3.0	2.4	2.5
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.2%	2.6%	2.9%

(1)	The net unrealized gain on our investment portfolios was approximately $58.0 million as of July 13, 2012.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2012, 2011, and 2010.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:    Payroll service revenue increased 5% for fiscal 2012 and 2% for fiscal 2011 to $1.5 billion and $1.4 billion, respectively. Organic growth in payroll service revenue was approximately 4% for fiscal 2012 and 2% for fiscal 2011. Both fiscal 2012 and fiscal 2011 revenue benefited from increases in checks per payroll and revenue per check. Checks per payroll increased 2.0% for fiscal 2012 compared to fiscal 2011, and fiscal 2011 increased 2.7% compared to fiscal 2010. Revenue per check was positively impacted by price increases, partially offset by discounting. Our organic client base growth was essentially flat for fiscal 2012, and declined 0.9% for fiscal 2011, as new business formation remains challenged. Client retention improved for both fiscal 2012 and fiscal 2011.

Human Resource Services revenue:    Human Resource Services revenue increased 13% for fiscal 2012 and 10% for fiscal 2011 to $676.2 million and $597.4 million, respectively. These growth rates were impacted by the acquisition of ePlan in May 2011 and the sale of Stromberg time and attendance operations (“Stromberg”), an immaterial component of Paychex, in October 2009. Organic growth in Human Resource Services revenue, excluding the impacts of these events, was approximately 11% for both fiscal 2012 and fiscal 2011, reflecting growth in clients and price increases. The following factors contributed to the growth for fiscal 2012 and fiscal 2011:

•

Paychex HR Solutions revenue was positively impacted by favorable trends in checks per payroll, price increases, and growth in both clients and client employees. The rate of growth for Paychex HR Solutions revenue for fiscal 2012 was adversely impacted by fewer client employees within our PEO and lower average revenue per employee in our Paychex HR Essentials product.

•

Insurance services revenue benefited from the continuing growth in health and benefits services revenue and increases in both clients and premiums for workers’ compensation insurance services. Health and benefits services revenue increased 24% to $52.3 million for fiscal 2012 and 29% to $42.0 million for fiscal 2011, primarily driven by the increases for the respective periods in the number of applicants.

•	Products that primarily support our MMS clients through our SaaS solution continue to experience growth in clients and revenue.

•

Retirement services revenue benefited from an increase in the average asset value of retirement services client employees’ funds (excluding ePlan) for both fiscal 2012 and fiscal 2011. This was partially offset by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external managers.

•

Human Resource Services revenue growth is less predictable than our payroll revenue growth. PEO net service revenue exhibits greater variability between periods due to fluctuations in total client employees as healthcare rates and workers’ compensation claims experience vary. PEO performance had an adverse impact on Human Resource Services revenue growth for fiscal 2012 and fiscal 2011.

$ in billions As of May 31,	2012	Change	2011	Change	2010
Paychex HR Solutions client employees served(1)	615,000	8%	569,000	12%	505,000
Paychex HR Solutions clients(1)	23,000	8%	21,000	8%	20,000
Insurance services clients(2)	107,000	6%	100,000	8%	92,000
Health and benefits services applicants	121,000	23%	99,000	23%	80,000
Retirement services clients(3)	59,000	4%	57,000	12%	51,000
Asset value of retirement services client employees’ funds(3)	$15.7	3%	$15.3	35%	$11.3

(1)	Includes Paychex HR Essentials as of May 31, 2012 and 2011.

(2)	Includes workers’ compensation insurance services clients and health and benefits services clients.

(3)	Includes ePlan as of May 31, 2012 and 2011. Organic growth in retirement services clients would have been approximately 3% for fiscal 2012 and 5% for fiscal 2011. Organic growth in the asset value of retirement services client employees’ funds would have been approximately 2% for fiscal 2012 and 26% for fiscal 2011.

Total service revenue:    Total service revenue increased 7% for fiscal 2012 and 5% for fiscal 2011, attributable to the factors previously discussed. Organic service revenue growth was approximately 6% for fiscal 2012 and 4% for fiscal 2011.

Interest on funds held for clients:    Interest on funds held for clients decreased 9% for fiscal 2012 and 13% for fiscal 2011 compared to the respective prior year periods. These declines were the result of lower average interest rates earned, partially offset by an increase in average investment balances.

Average investment balances for funds held for clients increased 7% for fiscal 2012 and 6% for fiscal 2011. The increase for fiscal 2012 was the result of the inclusion of SurePayroll client funds, wage inflation, increase in state unemployment insurance rates, and the increase in checks per payroll. The increase in average investment balances for fiscal 2011 was the result of increases in state unemployment insurance rates and the increase in checks per payroll, offset somewhat by the lingering effects of the difficult economic conditions on our client base.

Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.

Combined operating and SG&A expenses:    The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for fiscal years:

In millions	2012	Change	2011	Change	2010
Compensation-related expenses	$920.8	5%	$877.7	3%	$854.9
Facilities expenses	58.1	(3%)	60.0	(1%)	60.4
Depreciation and amortization	97.8	10%	88.7	3%	86.5
Other expenses	299.2	10%	271.5	6%	255.5

	1,375.9	6%	1,297.9	3%	1,257.3
Expense charge to increase the Rapid Payroll litigation reserve	—	—	—	(100%)	18.7

Total operating and SG&A expenses	$1,375.9	6%	$1,297.9	2%	$1,276.0

A significant portion of the increases in expenses for fiscal 2012 and fiscal 2011 were driven by the acquisitions during these periods. Organic growth in combined operating and SG&A expenses (exclusive of acquisitions and the aforementioned $18.7 million expense charge in fiscal 2010) was approximately 3% for fiscal 2012 and 2% for fiscal 2011. Increases in product innovation and the supporting technology contributed to the increases in total expenses. Expenses related to information technology increased at a faster pace than total expenses for both fiscal 2012 and fiscal 2011. Improvements in operations productivity with related lower headcount have moderated these increases.

Compensation-related costs for fiscal 2012 were impacted by increased headcount in areas supporting our development of technology, and higher employee-related costs for health care and 401(k) employer match. In addition, the increase in expenses for fiscal 2011 was primarily driven by personnel-related costs, in part due to reinstatement of salary increases and 401(k) employer match during fiscal 2011, along with one-time costs related to the separation agreement entered into with Jonathan J. Judge, our former President and Chief Executive Officer. As of May 31, 2012 and 2011, we had approximately 12,400 employees compared with approximately 12,200 employees as of May 31, 2010.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Depreciation and amortization increased in fiscal 2012 and fiscal 2011 due to business acquisitions.

Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, equipment costs, professional services, and other costs incurred to support our business. The increase in other expenses for fiscal 2012 and fiscal 2011 was primarily attributable to the inclusion of our acquisitions. In addition, higher equipment costs within information technology and higher professional services supporting our technology development contributed to the increases in other expenses for fiscal 2012.

During fiscal 2010, we recorded an expense charge of $18.7 million to increase our Rapid Payroll litigation reserve. Refer to Note M of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional information on legal matters.

Operating income:    Operating income increased 9% for fiscal 2012 and 8% for fiscal 2011. The fluctuations in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is as follows for fiscal years:

In millions	2012	Change	2011	Change	2010
Operating income	$853.9	9%	$786.4	8%	$724.8
Excluding:
Interest on funds held for clients	(43.6)	(9%)	(48.1)	(13%)	(55.0)
Expense charge to increase the Rapid Payroll litigation reserve	—	—	—	(100%)	18.7

Operating income, net of certain items	$810.3	10%	$738.3	7%	$688.5

Operating income, net of certain items, as a percent of service revenue	37.1%		36.3%		35.4%

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 15.

Investment income, net:    Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. The increases in investment income were primarily the result of higher average invested balances. Average investment balances increased 4% for fiscal 2012 and 1% for fiscal 2011. The increases were the result of investment of cash generated from operations, partially offset by the impact on balances of cash utilized to fund the acquisitions of SurePayroll and ePlan during the second half of fiscal 2011. Fiscal 2011 benefited from a slight increase in average interest rates earned on corporate investments that was primarily driven by higher yields on funds invested into our longer-term investment portfolio compared to the prior year.

Income taxes:    Our effective income tax rate was 36.3% for fiscal 2012 compared to 35.0% for fiscal 2011 and 34.6% for fiscal 2010. The increase in our effective tax rate for fiscal 2012 was primarily the result of changes in state apportionment and lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios. The increase in our effective tax rate for fiscal

2011 was primarily attributable to lower tax-exempt income on available-for-sale securities during fiscal 2011 compared to fiscal 2010. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.

Net income and earnings per share:    Net income increased 6% to $548.0 million for fiscal 2012 and 8% to $515.3 million for fiscal 2011. Diluted earnings per share increased 6% to $1.51 per share for fiscal 2012 and 8% to 1.42 per share for fiscal 2011. These fluctuations were attributable to the factors previously discussed.

Liquidity and Capital Resources

The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2012 remained strong with cash and total corporate investments of $790.0 million and no debt. We also believe that our investments as of May 31, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2012, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

Lines of credit:    As of May 31, 2012, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2012 or as of May 31, 2012.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed below.

Letters of credit:    As of May 31, 2012, we had irrevocable standby letters of credit outstanding totaling $46.8 million, required to secure commitments for certain of our insurance policies. The letters of credit expire at various dates between July 2012 and December 2012, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2012 or as of May 31, 2012. Subsequent to May 31, 2012, the letter of credit expiring in July 2012 was renewed and will expire in July 2013.

Other commitments:    We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2012. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2012:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases(1)	$154.9	$38.9	$59.6	$35.0	$21.4
Purchase obligations(2)	88.4	47.8	37.1	3.0	0.5

Total	$243.3	$86.7	$96.7	$38.0	$21.9

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)	Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $7.6 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be higher due to variable components of these agreements.

The liability for uncertain tax positions was approximately $36.8 million as of May 31, 2012. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above. We are currently under a state income tax audit for the fiscal years ended May 31, 2004 through 2009. On July 14, 2010, we received a summary of proposed tax adjustments from the New York State Department of Taxation and Finance, which was in excess of the reserve recorded as of May 31, 2012. The outcome of the audit and the timing of settlement, if any, are subject to significant uncertainty. It is not possible to reasonably estimate the impact, if any, if resolution is ultimately unfavorable to us.

Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $52.9 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2012, 2011, and 2010 was $11.7 million, $10.4 million, and $9.9 million, respectively.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2012.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2012	2011	2010
Net income	$548.0	$515.3	$477.0
Non-cash adjustments to net income	175.1	166.5	161.3
Cash (used in)/provided by changes in operating assets and liabilities	(16.5)	33.5	(27.4)

Net cash provided by operating activities	$706.6	$715.3	$610.9

The decrease in our operating cash flows for fiscal 2012 resulted mainly from fluctuations in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The increase in our operating cash flows for fiscal 2011 resulted mainly from increases in net income and fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities between periods for both fiscal 2012 and fiscal 2011 were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2012	2011	2010
Net change in funds held for clients and corporate investment activities	$(1,147.4)	$(179.8)	$(341.2)
Purchases of property and equipment, net of proceeds from the sale of property and equipment	(89.6)	(100.5)	(61.3)
(Acquisition)/sale of businesses	(6.0)	(126.4)	13.1
Purchases of other assets	(1.3)	(2.8)	(11.9)

Net cash used in investing activities	$(1,244.3)	$(409.5)	$(401.3)

Funds held for clients and corporate investments:    Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

The fluctuation in the net change in funds held for clients and corporate investment activities for fiscal 2012 as compared to fiscal 2011 is largely due to timing within the client funds portfolio, as there was a large inflow of collections on May 31, 2012 that was invested primarily in short-term investments on that date. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations. In addition, we increased our investment in longer-term available-for-sale securities within our corporate portfolio in fiscal 2012.

The fluctuation in the net change in funds held for clients and corporate investment activities for fiscal 2011 as compared to fiscal 2010 was related to the mix of investment securities. In fiscal 2011, we continued to increase our investment in VRDNs and the amounts of purchases and sales for available-for-sale securities increased. However, partially offsetting this impact was the related liquidation of cash equivalents and the impact on cash equivalents from timing of remittances within the funds held for clients’ portfolio as compared to collections surrounding the fiscal year-end. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations.

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

Purchases of long-lived assets:    To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2012, 2011, and 2010, we purchased approximately $2.6 million, $5.7 million, and $3.2 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

During fiscal 2012, we had an immaterial business acquisition. During fiscal 2011, we paid $126.4 million for the acquisitions of SurePayroll and ePlan. During fiscal 2010, we received $13.1 million from the sale of Stromberg, an immaterial component of the Company. The purchases of other assets were for customer lists.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2012	2011	2010
Net change in client fund obligations	$980.5	$(34.9)	$42.3
Dividends paid	(460.5)	(448.8)	(448.6)
Proceeds from exercise and excess tax benefit related to stock-based awards	7.5	12.6	8.2

Net cash provided by/(used in) financing activities	$527.5	$(471.1)	$(398.1)

Cash dividends per common share	$1.27	$1.24	$1.24

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

The fluctuation in net change in client fund obligations for fiscal 2012 compared to fiscal 2011 is the result of timing of collections and remittances as May 31, 2012 fell on a Thursday, a large collection day for direct pay funds. These funds were then paid out on Friday, June 1, 2012. In 2011, May 31 fell on a Tuesday, and there were fewer collections from clients on that day. In addition, overall client fund balances were 7% higher on average for fiscal 2012 than for fiscal 2011.

The fluctuation in net change in client fund obligations for fiscal 2011 as compared to fiscal 2010 is the result of timing of collections and remittances surrounding the Federal holiday on May 31, 2010, offset by an increase in average client collections primarily due to higher state unemployment insurance rates. As May 31, 2010 was a Federal holiday, client fund obligations were higher as collections were made on Friday, May 28, 2010 that were not remitted to client employees and tax or regulatory agencies until June 2010. This resulted in a positive cash flow impact for fiscal 2010. May 31, 2011 did not fall on a Federal holiday, so we did not have the same level of client fund holdings at the end of fiscal 2011.

Dividends paid:    In October 2011, the Board increased our quarterly dividend to stockholders by 3% to $0.32 per share from $0.31 per share. A quarterly dividend of $0.31 per share was paid to stockholders of record during the first quarter of fiscal 2012 and the fiscal years 2011 and 2010. The dividends paid as a percentage of net income totaled 84%, 87%, and 94% for those respective fiscal years. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.

Exercise of stock options:    Proceeds from exercise and excess tax benefit related to stock-based awards increased for both fiscal 2012 and fiscal 2011 compared to the respective prior years. Common shares acquired through exercise of stock options were 0.2 million shares for fiscal 2012 and 0.4 million shares for both fiscal 2011 and 2010. The increase in proceeds for fiscal 2011 was the result of a higher average exercise price than for fiscal 2012 or 2010. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation incentive plans.

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

Revenue recognition:    Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. Our service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income. PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees.

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

Goodwill and other intangible assets:    We have $517.4 million and $513.7 million of goodwill recorded on our Consolidated Balance Sheets as of May 31, 2012 and May 31, 2011, respectively, resulting from acquisitions of businesses. The increase in goodwill was due to an immaterial business acquisition during fiscal 2012.

Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. During fiscal 2012, we adopted guidance that allows us the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Our business is largely homogeneous and, as a result, substantially all of the goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal years 2012, 2011, or 2010. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

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

We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any change in one or more of these assumptions could have a material impact on the estimated fair value of a future award.

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

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Our total reserve for uncertain tax positions was $36.8 million as of May 31, 2012 and $34.4 million as of May 31, 2011. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of our reserve for uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:    Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds — general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years.

During fiscal 2012, our primary short-term investment vehicles were VRDNs and FDIC-insured deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2012, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1%, compared with 1.3% for fiscal 2011 and 1.5% for fiscal 2010. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of May 31, 2012 had an average duration of 3.0 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, approximately 15% to 20% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$323.1	$325.8
Due after one year through three years	619.6	641.0
Due after three years through five years	630.2	655.7
Due after five years	1,426.6	1,436.5

Total	$2,999.5	$3,059.0

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Funds rate remained at a range of zero to 0.25% throughout fiscal years 2012, 2011, and 2010.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•	daily interest rate changes;

•	seasonal variations in investment balances;

•	actual duration of short-term and available-for-sale securities;

•	the proportion of taxable and tax-exempt investments;

•	changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•	financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be in the range of $3.5 million to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.3 billion for fiscal 2012. Our anticipated allocation is approximately 50% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three years. For fiscal 2013, we anticipate our average duration on our available-for-sale securities will increase to over three years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $59.5 million as of May 31, 2012, compared with an unrealized gain of $59.3 million as of May 31, 2011. In determining fair value, we utilize the Interactive Data Pricing Service. During fiscal 2012, the net unrealized gain on our investment portfolios ranged from $46.4 million to $72.5 million. During fiscal 2011, the net unrealized gain on our investment portfolios ranged from $41.4 million to $86.2 million. The net unrealized gain of our investment portfolios was approximately $58.0 million as of July 13, 2012.

As of May 31, 2012 and 2011, we had $3.1 billion and $2.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.2% and 2.6% as of May 31, 2012 and May 31, 2011, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs held as of May 31, 2012 and 2011. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2012, would be approximately $16.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2012 were not other-than-temporarily impaired. While $180.0 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $0.3 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. Substantially all of the securities in an unrealized loss position as of May 31, 2012 and 2011 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

The Audit Committee of our Company’s Board of Directors meets with the independent registered public accounting firm, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent registered public accounting firm the scope and results of the audit effort. The Audit Committee also meets periodically with the independent registered public accounting firm and the chief internal auditor without management present to ensure that the independent registered public accounting firm and the chief internal auditor has free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2012 Annual Meeting of Stockholders.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, is appointed by the Company’s Audit Committee. Ernst & Young LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, and as a part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

and Stockholders of Paychex, Inc.

We have audited Paychex, Inc.’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012 of Paychex, Inc., and our report dated July 20, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York

July 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

and Stockholders of Paychex, Inc.

We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Paychex, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 20, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York

July 20, 2012

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME

In millions, except per share amounts

Year ended May 31,	2012	2011	2010
Revenue:
Service revenue	$2,186.2	$2,036.2	$1,945.8
Interest on funds held for clients	43.6	48.1	55.0

Total revenue	$2,229.8	$2,084.3	$2,000.8
Expenses:
Operating expenses	680.8	653.6	653.6
Selling, general and administrative expenses	695.1	644.3	622.4

Total expenses	1,375.9	1,297.9	1,276.0

Operating income	853.9	786.4	724.8
Investment income, net	6.4	5.8	4.5

Income before income taxes	860.3	792.2	729.3
Income taxes	312.3	276.9	252.3

Net income	$548.0	$515.3	$477.0

Basic earnings per share	$1.51	$1.42	$1.32
Diluted earnings per share	$1.51	$1.42	$1.32
Weighted-average common shares outstanding	362.4	361.8	361.4
Weighted-average common shares outstanding, assuming dilution	363.0	362.4	361.7
Cash dividends per common share	$1.27	$1.24	$1.24

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amount

As of May 31,	2012	2011
Assets
Cash and cash equivalents	$108.8	$119.0
Corporate investments	207.5	345.0
Interest receivable	30.6	29.4
Accounts receivable, net of allowance for doubtful accounts	142.4	161.1
Deferred income taxes	1.6	5.9
Prepaid income taxes	5.6	1.4
Prepaid expenses and other current assets	35.2	29.4

Current assets before funds held for clients	531.7	691.2
Funds held for clients	4,544.2	3,566.7

Total current assets	5,075.9	4,257.9
Long-term corporate investments	473.7	207.3
Property and equipment, net of accumulated depreciation	324.3	308.7
Intangible assets, net of accumulated amortization	55.8	77.2
Goodwill	517.4	513.7
Deferred income taxes	29.2	25.4
Other long-term assets	3.3	3.6

Total assets	$6,479.6	$5,393.8

Liabilities
Accounts payable	$69.7	$45.4
Accrued compensation and related items	130.9	172.5
Deferred revenue	3.0	3.0
Deferred income taxes	13.9	14.9
Other current liabilities	33.8	38.6

Current liabilities before client fund obligations	251.3	274.4
Client fund obligations	4,494.4	3,513.9

Total current liabilities	4,745.7	3,788.3
Accrued income taxes	35.9	34.1
Deferred income taxes	40.6	23.1
Other long-term liabilities	52.9	52.1

Total liabilities	4,875.1	3,897.6

Commitments and contingencies — Note M

Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 362.6 shares as of May 31, 2012, and 362.1 shares as of May 31, 2011, respectively	3.6	3.6
Additional paid-in capital	561.1	535.6
Retained earnings	1,002.1	919.5
Accumulated other comprehensive income	37.7	37.5

Total stockholders’ equity	1,604.5	1,496.2

Total liabilities and stockholders’ equity	$6,479.6	$5,393.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income
	Shares	Amount				Total
Balance as of May 31, 2009	361.0	$3.6	$466.4	$829.5	$41.9	$1,341.4
Net income				477.0		477.0
Unrealized gains on securities, net of tax					0.5	0.5

Total comprehensive income						477.5
Cash dividends declared				(448.6)		(448.6)
Stock-based compensation			25.7			25.7
Stock-based award transactions	0.5		7.6	(1.6)		6.0

Balance as of May 31, 2010	361.5	3.6	499.7	856.3	42.4	1,402.0
Net income				515.3		515.3
Unrealized losses on securities, net of tax					(4.9)	(4.9)

Total comprehensive income						510.4
Cash dividends declared				(448.8)		(448.8)
Stock-based compensation			25.0			25.0
Stock-based award transactions	0.6		10.9	(3.3)		7.6

Balance as of May 31, 2011	362.1	3.6	535.6	919.5	37.5	1,496.2
Net income				548.0		548.0
Unrealized gains on securities, net of tax					0.2	0.2

Total comprehensive income						548.2
Cash dividends declared				(460.5)		(460.5)
Stock-based compensation			23.1			23.1
Stock-based award transactions	0.5		2.4	(4.9)		(2.5)

Balance as of May 31, 2012	362.6	$3.6	$561.1	$1,002.1	$37.7	$1,604.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2012	2011	2010
Operating activities
Net income	$548.0	$515.3	$477.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	97.8	88.7	86.5
Amortization of premiums and discounts on available-for-sale securities	42.5	38.9	35.0
Stock-based compensation costs	22.9	24.8	25.6
Provision for/(benefit from) deferred income taxes	11.7	13.6	(3.9)
Provision for allowance for doubtful accounts	1.2	1.8	2.6
Provision for litigation reserve	—	—	18.7
Net realized gains on sales of available-for-sale securities	(1.0)	(1.3)	(3.2)
Changes in operating assets and liabilities:
Interest receivable	(1.2)	(0.7)	(1.0)
Accounts receivable	17.6	23.7	(10.2)
Prepaid expenses and other current assets	(9.4)	1.8	(2.5)
Accounts payable and other current liabilities	(26.9)	2.2	(15.0)
Net change in other assets and liabilities	3.4	6.5	1.3

Net cash provided by operating activities	706.6	715.3	610.9

Investing activities
Purchases of available-for-sale securities	(10,180.5)	(6,229.1)	(1,554.9)
Proceeds from sales and maturities of available-for-sale securities	9,817.4	5,598.9	1,152.0
Net change in funds held for clients’ money market securities and other cash equivalents	(784.3)	450.4	61.7
Purchases of property and equipment	(89.6)	(100.5)	(61.3)
Acquisition of businesses, net of cash acquired	(6.0)	(126.4)	—
Proceeds from sale of business	—	—	13.1
Purchases of other assets	(1.3)	(2.8)	(11.9)

Net cash used in investing activities	(1,244.3)	(409.5)	(401.3)

Financing activities
Net change in client fund obligations	980.5	(34.9)	42.3
Dividends paid	(460.5)	(448.8)	(448.6)
Proceeds from exercise and excess tax benefit related to stock-based awards	7.5	12.6	8.2

Net cash provided by/(used in) financing activities	527.5	(471.1)	(398.1)

Decrease in cash and cash equivalents	(10.2)	(165.3)	(188.5)
Cash and cash equivalents, beginning of fiscal year	119.0	284.3	472.8

Cash and cash equivalents, end of fiscal year	$108.8	$119.0	$284.3

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2012 (“fiscal 2012”), 2011 (“fiscal 2011”), and 2010 (“fiscal 2010”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2012 and May 31, 2011.

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

The Human Resource Services portfolio of services and products provides small- to medium-sized businesses with retirement services administration, insurance services, eServices, and other human resource services and products. Paychex HR Solutions is available through an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative, among other services. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, assumes the risks and rewards of workers’ compensation insurance, and offers health care coverage to PEO client employees. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc. Paychex HR Essentials is an ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounts receivable, net of allowance for doubtful accounts:    Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $1.2 million as of May 31, 2012 and $2.1 million as of May 31, 2011. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:    Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income in the Consolidated Statements of Stockholders’ Equity. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income, realized gains and losses from their respective portfolios are included in interest on funds held for clients and investment income, net.

Concentrations:    Substantially all of the Company’s deposited cash is maintained at two large well-capitalized financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities are held in custody with one of the two aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market mutual funds, are restricted to well-capitalized financial institutions.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangible assets, net of accumulated amortization:    The Company has recorded goodwill in connection with the acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. Impairment is determined by comparing the estimated fair value of the reporting unit to its carrying amount, including goodwill. During fiscal 2012, the Company adopted guidance that allows it the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company’s business is largely homogeneous and, as a result, substantially all the goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal years 2012, 2011, or 2010. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years using either the straight-line method or an accelerated method. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Revenue recognition:    Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income.

PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.3 billion for fiscal 2012, $3.9 billion for fiscal 2011, and $3.1 billion for fiscal 2010.

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

PEO workers’ compensation insurance:    Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims underwritten by the Company. These reserves include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. In establishing the workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2012 and fiscal 2011 policies. As of May 31, 2012 and May 31, 2011, the Company had recorded current liabilities of $6.2 million and $7.3 million, respectively, and long-term liabilities of $19.0 million and $20.6 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.

Stock-based compensation costs:    All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility using weekly stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior.

The fair value of stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.

The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any change in one or more of these assumptions could have a material impact on the estimated fair value of a future award.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions was $36.8 million as of May 31, 2012 and $34.4 million as of May 31, 2011. Refer to Note I for further discussion of the Company’s reserve for uncertain tax positions.

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

Recently adopted accounting pronouncements:    Effective June 1, 2011, the Company adopted the following Financial Accounting Standards Board (“FASB”) authoritative guidance, none of which had a material impact on its consolidated financial statements:

•	Guidance on the timing and method required to perform certain steps in the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts;

•	Guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures;

•	Guidance for arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance; and

•	Guidance eliminating tangible products containing both software and non-software components that operate together to deliver a product’s functionality from the scope of current GAAP for software.

During fiscal 2012, the Company adopted the following FASB authoritative guidance, neither of which had a material impact on its consolidated financial statements:

•	Guidance that amended certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards;

•

Guidance that allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.

Recently issued accounting pronouncements:    In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2012. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

Note B — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2012	2011	2010
Basic earnings per share:
Net income	$548.0	$515.3	$477.0
Weighted-average common shares outstanding	362.4	361.8	361.4

Basic earnings per share	$1.51	$1.42	$1.32

Diluted earnings per share:
Net income	$548.0	$515.3	$477.0
Weighted-average common shares outstanding	362.4	361.8	361.4
Dilutive effect of common share equivalents at average market price	0.6	0.6	0.3

Weighted-average common shares outstanding, assuming dilution	363.0	362.4	361.7

Diluted earnings per share	$1.51	$1.42	$1.32

Weighted-average anti-dilutive common share equivalents	9.9	11.5	13.0

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note C — Business Combinations

During fiscal 2011, the Company acquired two software-as-a-service (“SaaS”) companies, opening up additional areas of the markets the Company serves. Effective February 8, 2011, the Company acquired SurePayroll, Inc. (“SurePayroll”), a payroll processing provider for small businesses, for $114.9 million, net of cash acquired. The acquisition of SurePayroll allowed the Company entry into a new area of the online market for small businesses, and resulted in $83.9 million of goodwill, which is not tax-deductible.

Effective May 3, 2011, the Company acquired ePlan Services, Inc. (“ePlan”), a provider of recordkeeping and administrative solutions to the defined contribution marketplace, for $15.2 million, net of cash acquired. The ePlan acquisition resulted in $7.4 million of goodwill, which is not tax-deductible.

Upon their respective closing dates, both entities acquired became wholly owned subsidiaries of the Company. The financial results of SurePayroll and ePlan are included in the Company’s consolidated financial statements from their respective dates of acquisition. These acquisitions are not material to the Company’s results of operations, financial position, or cash flows.

Note D — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), effective on October 13, 2010 upon its approval by the Company’s stockholders, authorizes grants of up to 39.1 million shares of the Company’s common stock. As of May 31, 2012, there were 23.4 million shares available for future grants under the 2002 Plan. No future grants will be made pursuant to the Paychex, Inc. 1998 Stock Incentive Plan, which expired in August 2002; however, options to purchase an aggregate of 0.1 million shares under the plan remain outstanding as of May 31, 2012.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income on a straight-line basis over the requisite service period and increase additional paid-in capital.

Stock-based compensation expense was $22.9 million, $24.8 million, and $25.6 million for fiscal years 2012, 2011, and 2010, respectively. Related income tax benefits recognized were $8.3 million, $8.4 million, and $7.9 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2012, the total unrecognized compensation cost related to all unvested stock-based awards was $43.8 million and is expected to be recognized over a weighted-average period of 2.9 years.

Black-Scholes fair value assumptions:    The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2012	2012	2011	2010
	Performance stock options	Stock options
Risk-free interest rate	1.9%	2.2%	2.2%	3.0%
Dividend yield	4.2%	4.2%	4.2%	4.5%
Volatility factor	.24	.24	.24	.28
Expected option life in years	5.8	6.4	6.5	6.3
Weighted-average grant-date fair value of stock options granted (per share)	$4.35	$4.46	$4.02	$4.37

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

Stock option grants:    Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July. Non-qualified stock option grants to officers and employees granted prior to July 2010 vest 20% per annum, while grants to the Board prior to October 2010 vest one-third per annum. Grants of non-qualified stock options to officers beginning in July 2010 vest 25% per annum. Grants to members of the Board beginning in October 2010 vest after one year.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had granted stock options to virtually all non-management employees with at least 90 days of service, and shares remain outstanding for the following broad-based stock option grants:

Date of broad-based grant	Shares granted (millions)	Exercise price per share	Shares outstanding as of May 31, 2012 (millions)	Vesting schedule
April 2004	1.7	$37.72	0.7	25% each April in 2005 through 2008
October 2006	2.0	$37.32	1.1	20% each October in 2007 through 2011

The following table summarizes stock option activity for the three years ended May 31, 2012:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(1)
Outstanding as of May 31, 2009	14.0	$34.84
Granted	1.4	$26.34
Exercised	(0.4)	$23.12
Forfeited	(0.4)	$33.35
Expired	(0.4)	$36.18

Outstanding as of May 31, 2010	14.2	$34.31
Granted	0.5	$26.83
Exercised	(0.4)	$28.58
Forfeited	(0.8)	$29.68
Expired	(1.0)	$39.41

Outstanding as of May 31, 2011	12.5	$34.14
Granted	0.8	$30.88
Exercised	(0.2)	$27.85
Forfeited	(0.3)	$29.45
Expired	(2.8)	$35.19

Outstanding as of May 31, 2012	10.0	$33.88	4.3	$4.8

Exercisable as of May 31, 2012	8.4	$34.71	3.6	$2.1

(1)	Market price of the underlying stock as of May 31, 2012 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2012	2011	2010
Total intrinsic value of stock options exercised	$0.8	$1.9	$1.4
Total grant-date fair value of stock options vested	$10.4	$20.0	$19.0

Performance stock options:    In July 2011, the Board approved a special award of performance-based stock options under a Long-Term Incentive Plan. Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives. The awards will vest in full if performance targets for the fiscal year ended May 31, 2016 are achieved. Acceleration of vesting for up to one-half of the award will occur if performance targets for the fiscal year ending May 31, 2014 are achieved. There also is an opportunity to vest in one-half of the award at threshold performance, which is 95% of target.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes performance stock option activity for the year ended May 31, 2012:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (2)
Outstanding as of May 31, 2011	—	$—
Granted(1)	2.7	$30.83
Exercised	—	$—
Forfeited	(0.1)	$31.63
Expired	—	$—

Outstanding as of May 31, 2012	2.6	$30.80	9.2	$1.2

Exercisable as of May 31, 2012	—	$—	—	$—

(1)	Performance stock options granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

(2)	Market price of the underlying stock as of May 31, 2012 less the exercise price.

Restricted stock units:    Beginning in July 2007, the Board approved grants of restricted stock units (“RSUs”) to non-officer management as a replacement of non-qualified stock options. For each unit granted, the holder will receive one share of stock at the time of vesting. RSUs do not have voting rights or earn dividend equivalents during the vesting period. These awards vest 20% per annum over five years with a small population of awards vesting on the fourth anniversary of the grant date. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for the three years ended May 31, 2012:

In millions, except per share amounts	RSUs	Weighted-average grant-date fair value per share	Weighted-average remaining vesting period (years)	Aggregate intrinsic value (1)
Nonvested as of May 31, 2009	0.9	$32.93
Granted	0.6	$20.62
Vested	(0.2)	$34.01
Forfeited	(0.1)	$28.88

Nonvested as of May 31, 2010	1.2	$27.39
Granted	0.6	$21.52
Vested	(0.3)	$28.96
Forfeited	(0.1)	$25.08

Nonvested as of May 31, 2011	1.4	$24.83
Granted	0.6	$27.67
Vested	(0.3)	$26.87
Forfeited	(0.1)	$25.41

Nonvested as of May 31, 2012	1.6	$25.49	1.5	$46.8

(1)	An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost. Therefore, intrinsic value for RSUs is the market price of the underlying stock as of May 31, 2012.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2012	2011	2010
Total intrinsic value of RSUs vested	$11.0	$7.7	$4.8
Total grant-date fair value of RSUs vested	$9.5	$8.5	$6.6

Restricted stock awards:    The Board has approved grants of restricted stock awards to the Company’s officers and outside directors. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time of vesting of the awards. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.

For restricted stock awards granted to officers prior to July 2010, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, up to one-third of the award may vest. If all the targets are met for three consecutive years, the award will be fully vested. Beginning in July 2010, time-vested restricted stock awards were granted to officers, which vest one-third per annum over three years. For grants to outside directors prior to October 2010, the shares vest on the third anniversary of the grant date. Beginning in October 2010, restricted stock granted to outside directors vest on the one-year anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

The following table summarizes restricted stock activity for the three years ended May 31, 2012:

In millions, except per share amounts	Restricted shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2009	0.2	$36.74
Granted	0.2	$24.60
Vested	—	$35.79
Forfeited	—	$32.66

Nonvested as of May 31, 2010	0.4	$31.95
Granted	0.1	$26.40
Vested	(0.1)	$35.60
Forfeited	(0.1)	$30.02

Nonvested as of May 31, 2011	0.3	$29.88
Granted	0.1	$30.69
Vested	(0.1)	$32.02
Forfeited	(0.1)	$29.36

Nonvested as of May 31, 2012	0.2	$29.35

The total grant-date fair value of restricted stock vested was $3.2 million, $2.2 million, and $0.3 million for fiscal years 2012, 2011, and 2010, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance shares:    Beginning in July 2010, the Board approved grants of restricted performance shares to officers. These awards have a two-year performance period, after which the amount of restricted shares earned will be determined based on achievement against established performance targets. The restricted shares earned will then be subject to a one-year service period. Performance shares do not have voting rights or earn dividend equivalents during the performance period. The fair value of performance shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes performance share activity for the two years ended May 31, 2012:

In millions, except per share amounts	Performance shares	Weighted-average grant-date fair value per share
Unearned performance shares as of May 31, 2010	—	$—
Granted(1)	0.1	$23.85
Forfeited	—	$23.55

Unearned performance shares as of May 31, 2011	0.1	$23.90
Granted(1)	0.1	$28.87
Forfeited	—	$25.38

Unearned performance shares as of May 31, 2012	0.2	$26.83

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Non-compensatory employee benefit plan:    The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2012, 2011, or 2010 related to this plan.

Note E — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,157.2	$—	$—	$2,157.2
Available-for-sale securities:
General obligation municipal bonds	1,295.0	39.1	(0.2)	1,333.9
Pre-refunded municipal bonds(1)	326.8	7.5	—	334.3
Revenue municipal bonds	487.9	13.2	(0.1)	501.0
Variable rate demand notes	889.8	—	—	889.8

Total available-for-sale securities	2,999.5	59.8	(0.3)	3,059.0
Other	8.8	0.5	(0.1)	9.2

Total funds held for clients and corporate investments	$5,165.5	$60.3	$(0.4)	$5,225.4

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2011
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,372.9	$—	$—	$1,372.9
Available-for-sale securities:
General obligation municipal bonds	1,017.5	33.1	(0.1)	1,050.5
Pre-refunded municipal bonds(1)	470.5	14.2	—	484.7
Revenue municipal bonds	361.6	12.1	—	373.7
Variable rate demand notes	828.3	—	—	828.3

Total available-for-sale securities	2,677.9	59.4	(0.1)	2,737.2
Other	8.3	0.6	—	8.9

Total funds held for clients and corporate investments	$4,059.1	$60.0	$(0.1)	$4,119.0

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Money market securities and other cash equivalents as of May 31, 2012 included short-term municipal bonds, commercial paper, money market funds, Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, and other bank demand deposit accounts, and as of May 31, 2011 included money market funds, U.S. agency discount notes, a short-term municipal bond, FDIC-insured deposit accounts, and other bank demand deposit accounts. Within bank demand deposit accounts for funds held for clients, the Company maintained $13.7 million as of May 31, 2012 and $16.7 million as of May 31, 2011 in a separately designated account for tax obligations of a partner’s clients.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2012	2011
Funds held for clients	$4,544.2	$3,566.7
Corporate investments	207.5	345.0
Long-term corporate investments	473.7	207.3

Total funds held for clients and corporate investments	$5,225.4	$4,119.0

The Company’s available-for-sale securities reflected a net unrealized gain of $59.5 million as of May 31, 2012 compared with a net unrealized gain of $59.3 million as of May 31, 2011. Included in the net unrealized gain as of May 31, 2012 and 2011, respectively, were 35 and 15 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, all of which were in a loss position for less than twelve consecutive months, were as follows:

	May 31,
	2012		2011
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.2)	$124.4	$(0.1)	$37.3
Revenue municipal bonds	(0.1)	55.6	—	14.4

Total	$(0.3)	$180.0	$(0.1)	$51.7

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2012 that had unrealized losses of $0.3 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized loss on these securities of $0.3 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. Substantially all of the securities in an unrealized loss position as of May 31, 2012, and all of those at May 31, 2011, held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2012	2011	2010
Gross realized gains	$1.0	$1.3	$3.2
Gross realized losses	—	—	—

Net realized gains	$1.0	$1.3	$3.2

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$323.1	$325.8
Due after one year through three years	619.6	641.0
Due after three years through five years	630.2	655.7
Due after five years	1,426.6	1,436.5

Total	$2,999.5	$3,059.0

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:

•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company can access at the measurement date.

•

Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

—	quoted prices for similar, but not identical, instruments in active markets;

—	quoted prices for identical or similar instruments in markets that are not active;

—	inputs other than quoted prices that are observable for the instrument; or

—	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The carrying values of cash and cash equivalents, including money market securities, accounts receivable, net of allowance for doubtful accounts, and accounts payable approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis. Money market securities are classified as level 1 in the fair value hierarchy.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,333.9	$—	$1,333.9	$—
Pre-refunded municipal bonds	334.3	—	334.3	—
Revenue municipal bonds	501.0	—	501.0	—
Variable rate demand notes	889.8	—	889.8	—

Total available-for-sale securities	$3,059.0	$—	$3,059.0	$—
Other securities	$9.2	$9.2	$—	$—
Liabilities:
Other long-term liabilities	$9.2	$9.2	$—	$—

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2011
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,050.5	$—	$1,050.5	$—
Pre-refunded municipal bonds	484.7	—	484.7	—
Revenue municipal bonds	373.7	—	373.7	—
Variable rate demand notes	828.3	—	828.3	—

Total available-for-sale securities	$2,737.2	$—	$2,737.2	$—
Other securities	$8.9	$8.9	$—	$—
Liabilities:
Other long-term liabilities	$8.9	$8.9	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Available-for-sale securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source for a sample of securities. The Company has not adjusted the prices obtained from the independent pricing service.

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2012	2011
Land and improvements	$7.0	$7.0
Buildings and improvements	96.8	95.2
Data processing equipment	212.3	204.6
Software	263.5	231.2
Furniture, fixtures, and equipment	154.2	152.0
Leasehold improvements	96.0	93.3
Construction in progress	28.2	20.9

Total property and equipment, gross	858.0	804.2
Less: Accumulated depreciation and amortization	533.7	495.5

Property and equipment, net of accumulated depreciation	$324.3	$308.7

Depreciation expense was $74.8 million, $68.4 million, and $65.4 million for fiscal years 2012, 2011, and 2010, respectively.

Note H — Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $517.4 million as of May 31, 2012, and $513.7 million as of May 31, 2011. The increase in goodwill since May 31, 2011 was the result of an immaterial business acquisition. The increase in goodwill from May 31, 2010 to May 31, 2011 was the result of the acquisition of two SaaS companies. Refer to Note C for further information on these acquisitions.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2012	2011
Client lists	$223.6	$223.4
Other intangible assets	2.0	2.0

Total intangible assets, gross	225.6	225.4
Less: Accumulated amortization	169.8	148.2

Intangible assets, net of accumulated amortization	$55.8	$77.2

During fiscal 2012, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists — 7.6 years; other intangible assets — 3.0 years; and total — 7.4 years. Amortization expense relating to intangible assets was $23.0 million, $20.3 million, and $21.1 million for fiscal years 2012, 2011, and 2010, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions Year ending May 31,	Estimated amortization expense
2013	$18.1
2014	13.0
2015	9.2
2016	6.4
2017	4.4

Note I — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2012	2011
Deferred tax assets:
Compensation and employee benefit liabilities	15.8	16.3
Other current liabilities	6.7	9.4
Tax credit carry forward	31.7	27.4
Depreciation	8.0	6.7
Stock-based compensation	28.5	29.8
Other	17.4	18.2

Gross deferred tax assets	108.1	107.8
Deferred tax liabilities:
Capitalized software	39.3	33.2
Depreciation	21.8	16.6
Intangible assets	36.8	32.5
Revenue not subject to current taxes	11.1	10.0
Unrealized gains on available-for-sale securities	21.8	21.7
Other	1.0	0.5

Gross deferred tax liabilities	131.8	114.5

Net deferred tax liability	$(23.7)	$(6.7)

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2012	2011	2010
Current:
Federal	$259.8	$234.0	$230.2
State	40.8	29.3	26.0

Total current	300.6	263.3	256.2

Deferred:
Federal	9.3	12.0	(3.9)
State	2.4	1.6	—

Total deferred	11.7	13.6	(3.9)

Provision for income taxes	$312.3	$276.9	$252.3

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	3.3	2.5	2.3
Tax-exempt municipal bond interest	(1.8)	(2.2)	(2.7)
Other items	(0.2)	(0.3)	—

Effective income tax rate	36.3%	35.0%	34.6%

Uncertain income tax positions:    The Company maintains a reserve for uncertain tax positions. As of May 31, 2012 and May 31, 2011, the total reserve for uncertain tax positions was $36.8 million and $34.4 million, respectively. As of May 31, 2012 and May 31, 2011, $35.9 million and $34.1 million of the total reserve for uncertain tax positions was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2012	2011	2010
Balance as of beginning of fiscal year	$41.2	$35.8	$35.8
Additions for tax positions of the current year	0.4	6.0	0.5
Additions for tax positions of prior years	1.3	0.1	—
Reductions for tax positions of prior years	(0.1)	(0.1)	—
Settlements with tax authorities	(0.7)	—	—
Expiration of the statute of limitations	(0.4)	(0.6)	(0.5)

Balance as of end of fiscal year	$41.7	$41.2	$35.8

The Company is subject to U.S federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $36.8 million as of May 31, 2012 adequately covers open tax years and uncertain tax positions up to and including fiscal 2012 for major taxing jurisdictions. As of May 31, 2012, $31.6 million of the $36.8 million unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. As of May 31, 2011, $29.2 million of the $34.4 million unrecognized tax benefits, if recognized, would have impacted the Company’s effective income tax rate.

A significant portion of the reserve relates to uncertain tax positions currently under audit by New York State for the fiscal year ended May 31, 2004 (“fiscal 2004”) through the fiscal year ended May 31, 2009 (“fiscal 2009”). On July 14, 2010, the Company received a summary of proposed tax adjustments for fiscal 2004 through the fiscal year ended May 31, 2007 from New York State, which was in excess of the reserve recorded as of May 31, 2012. The ultimate outcome of the unresolved state tax matters is uncertain and could be favorable or unfavorable to the Company. An unfavorable resolution of the uncertain tax positions in total could have a material impact on the Company’s results of operations and effective income tax rate, and generate additional cash outlays in the period in which the unfavorable resolution, if any, was recognized. The tax matters that are currently under audit are not expected to have a significant future impact on the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2009. Fiscal 2010 and fiscal 2011 are still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2007, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2012, 2011, and 2010 was immaterial to the Company’s results of operations.

Note J — Other Comprehensive Income/(Loss)

Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive income/(loss):

	Year ended May 31,
In millions	2012	2011	2010
Unrealized holding gains/(losses)	$1.3	$(6.0)	$3.1
Income tax (expense)/benefit related to unrealized holding gains/(losses)	(0.4)	1.9	(0.6)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(1.0)	(1.3)	(3.2)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	0.3	0.5	1.2

Other comprehensive income/(loss)	$0.2	$(4.9)	$0.5

As of May 31, 2012, the accumulated other comprehensive income was $37.7 million, which was net of taxes of $21.8 million. As of May 31, 2011, the accumulated other comprehensive income was $37.5 million, which was net of taxes of $21.7 million. Accumulated other comprehensive income is comprised of the unrealized gains/losses, net of tax.

Note K — Supplemental Cash Flow Information

Income taxes paid were $301.4 million, $255.6 million, and $258.0 million for fiscal years 2012, 2011, and 2010, respectively.

Lease incentives received in the form of tenant allowances and free rent were $11.0 million, $10.5 million, and $5.9 million for fiscal years 2012, 2011, and 2010, respectively.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L — Employee Benefit Plans

401(k) plan:    The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. The Company provided a matching contribution in the amount of 50% of up to 4% of eligible pay that an employee contributed to the Plan, effective for pay dates on or after January 1, 2011. Effective April 2009, the Company suspended its safe harbor matching contribution and no matching contributions were made for pay dates in 2010. The Company increased the matching contribution in February 2012 to 50% of up to 6% of eligible pay that an employee contributes to the Plan.

The Plan is 100% participant-directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (“ESOP”) Stock Fund, are not restricted, with the exception of certain restricted trading periods for individuals designated as insiders as specified in the Company’s Insider Trading Policy. The Company match contribution, when in effect, follows the same fund elections as the employee compensation deferrals.

Company contributions to the Plan for fiscal 2012 and fiscal 2011 were $10.3 million and $3.5 million, respectively. There were no Company contributions to the Plan for fiscal 2010 due to the suspension of the employer matching contribution at that time.

Deferred compensation plans:    The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. In fiscal 2009, participants were allowed to make a one-time election for a distribution under the Internal Revenue Service Section 409A transition rules. The amounts accrued under these plans were $9.2 million and $8.9 million as of May 31, 2012 and May 31, 2011, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note M — Commitments and Contingencies

Lines of credit:    As of May 31, 2012, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2012 or as of May 31, 2012.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed below.

Letters of credit:    The Company had irrevocable standby letters of credit outstanding totaling $46.8 million and $47.4 million as of May 31, 2012 and May 31, 2011, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2012 and December 2012, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2012 or as of May 31, 2012. Subsequent to May 31, 2012, the letter of credit expiring in July 2012 was renewed and will expire in July 2013.

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

Lease commitments:    The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2012, 2011, and 2010 was $43.0 million, $45.4 million, and $46.9 million, respectively. As of May 31, 2012, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In millions Year ending May 31,	Minimum lease payments
2013	$38.9
2014	32.3
2015	27.3
2016	20.0
2017	15.0
Thereafter	21.4

Other commitments:    As of May 31, 2012, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $88.4 million, including $7.6 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In millions Year ending May 31,	Minimum payment obligation
2013	$47.8
2014	24.8
2015	12.3
2016	2.4
2017	0.6
Thereafter	0.5

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note N — Related Parties

During fiscal years 2012, 2011, and 2010, the Company purchased approximately $2.6 million, $5.7 million, and $3.2 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2012, 2011, and 2010, the Company purchased approximately $1.8 million, $1.8 million, and $1.5 million, respectively, of office supplies from Staples, Inc. The President of Staples North American Delivery is a member of the Company’s Board.

Note O — Quarterly Financial Data (Unaudited)

In millions, except per share amounts

	Three Months Ended
Fiscal 2012	August 31	November 30	February 29	May 31	Full Year
Service revenue	$552.0	$535.0	$558.5	$540.7	$2,186.2
Interest on funds held for clients	11.1	10.7	11.0	10.8	43.6

Total revenue	563.1	545.7	569.5	551.5	2,229.8

Operating income	229.7	217.9	210.4	195.9	853.9
Investment income, net	1.5	1.5	1.6	1.8	6.4

Income before income taxes	231.2	219.4	212.0	197.7	860.3
Income taxes	82.3	79.0	76.6	74.4	312.3

Net income	$148.9	$140.4	$135.4	$123.3	$548.0

Basic earnings per share(1)	$0.41	$0.39	$0.37	$0.34	$1.51
Diluted earnings per share(1)	$0.41	$0.39	$0.37	$0.34	$1.51
Weighted-average common shares outstanding	362.2	362.4	362.5	362.6	362.4
Weighted-average common shares outstanding, assuming dilution	362.8	362.8	363.1	363.4	363.0
Cash dividends per common share	$0.31	$0.32	$0.32	$0.32	$1.27
Total net realized gains(2)	$0.1	$0.1	$0.4	$0.4	$1.0

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
Fiscal 2011	August 31	November 30	February 28	May 31	Full Year
Service revenue	$506.2	$500.0	$519.6	$510.4	$2,036.2
Interest on funds held for clients	12.1	12.0	11.7	12.3	48.1

Total revenue	518.3	512.0	531.3	522.7	2,084.3

Operating income	200.8	203.9	198.9	182.8	786.4
Investment income, net	1.4	1.5	1.5	1.4	5.8

Income before income taxes	202.2	205.4	200.4	184.2	792.2
Income taxes	70.3	71.5	69.8	65.3	276.9

Net income	$131.9	$133.9	$130.6	$118.9	$515.3

Basic earnings per share(1)	$0.36	$0.37	$0.36	$0.33	$1.42
Diluted earnings per share(1)	$0.36	$0.37	$0.36	$0.33	$1.42
Weighted-average common shares outstanding	361.6	361.7	361.8	362.0	361.8
Weighted-average common shares outstanding, assuming dilution	362.0	362.1	362.6	363.0	362.4
Cash dividends per common share	$0.31	$0.31	$0.31	$0.31	$1.24
Total net realized gains(2)	$0.1	$0.2	$0.1	$0.9	$1.3

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

In millions

Description	Balance as of beginning of fiscal year	Additions charged to expenses	(Deductions from)/ additions to other accounts(1)	Costs and deductions(2)	Balance as of end of fiscal year
2012
Allowance for doubtful accounts	$2.1	$1.2	$—	$2.1	$1.2
Reserve for client fund losses	$3.1	$2.3	$(0.7)	$2.6	$2.1
2011
Allowance for doubtful accounts	$1.9	$1.8	$0.4	$2.0	$2.1
Reserve for client fund losses	$2.6	$1.9	$1.3	$2.7	$3.1
2010
Allowance for doubtful accounts	$4.0	$2.6	$—	$4.7	$1.9
Reserve for client fund losses	$3.2	$3.5	$—	$4.1	$2.6

(1)	Amounts related to business acquisitions.

(2)	Uncollectible amounts written off, net of recoveries. For fiscal 2010, this column includes the amount disposed of with the divestiture of Stromberg time and attendance operations, an immaterial component of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2012, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	52	Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Telephone of Rochester, a telecommunications company, during his 20-year career. Mr. Mucci is a director of Cbeyond, Inc. He also serves as a director of the Company and is chairman of the Executive Committee.
Efrain Rivera	55	Mr. Rivera joined Paychex in June 2011 as Senior Vice President, Chief Financial Officer, and Treasurer. Prior to joining the Company, Mr. Rivera served as Vice President of Finance and Administration for Houghton College since 2009. He previously served as Corporate Vice President and Chief Financial Officer for Bausch & Lomb, a world leader in the development, manufacture, and marketing of eye health products, from 2007 to 2009 and, prior to that, as Corporate Vice President and Treasurer from 2004 to 2007. During his twenty years with Bausch & Lomb, Mr. Rivera served in various leadership and financial management roles, including Corporate Vice President and President, Canada and Latin America Division; and Vice President Finance and Controller, Global Vision Care.
Mark A. Bottini	51	Mr. Bottini joined Paychex in October 2011 as Senior Vice President of Sales. Prior to joining the Company, Mr. Bottini served as Vice President of Sales for Ricoh, North America, a provider of advanced office technology and innovative document imaging products, services, and software since 2008. He assumed his most recent position with Ricoh when Ricoh acquired IKON Office Solutions, Inc. During his nearly 20 years with IKON, Mr. Bottini served in a variety of sales leadership and field management roles.
Michael E. Gioja	54	Mr. Gioja was named Senior Vice President of Information Technology, Product Management, and Development in July 2011. Mr. Gioja has been with the Company since November 2008 as Vice President of Product Management, subsequently adding development and information technology to his responsibilities. Previously, he was Chief Information Officer and Executive Vice President of Products and Services for Workstream, Inc., a provider of on-demand enterprise talent management solutions and services.

Name	Age	Position and business experience
Kevin N. Hill	53	Mr. Hill was named Senior Vice President of Insurance and Human Resource Solutions Services in October 2011. He joined Paychex in April 2008 as Vice President of Insurance Operations, and took on the role of Vice President of Insurance Sales and Operations in 2010. Mr. Hill also serves as President of Paychex Insurance Agency, Inc., and has executive leadership responsibility for BeneTrac. In July 2011, he also took on leadership of the PEO operations and the HR Solutions service organizations. Prior to joining Paychex, Mr. Hill was President and Chief Operating Officer of Excellus BlueCross BlueShield. Mr. Hill held various executive positions during his ten years with Excellus BlueCross BlueShield.
Jennifer Vossler	49	Ms. Vossler joined the Company in May 2009 as Vice President and Controller. Prior to joining the Company, she served as Vice President and Corporate Controller, and held various executive and senior management positions during her eleven years at Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products. Previously in her career, she held leadership roles with a global facilities management outsourcing company and a public accounting firm.
Laurie L. Zaucha	47	Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she worked for Bausch & Lomb Incorporated, first as Vice President of Human Resources for the U.S., Canada, and Latin America, and then as Vice President of Global Compensation and Benefits.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, anticipated to be held on or about October 23, 2012, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, anticipated to be held on or about October 23, 2012, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2012,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, anticipated to be held on or about October 23, 2012, under the section “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, and performance shares have been awarded to employees and the Board of Directors (the “Board”). The 2002 Plan was adopted on July 7, 2010 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 13, 2010. There are previously granted options to purchase shares under the Paychex, Inc. 1998 Stock Incentive Plan that remain outstanding as of May 31, 2012. There will not be any new grants under that expired plan. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2012:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	12.6	$33.25	23.4

(1)	Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from the target amount.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, anticipated to be held on or about October 23, 2012, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, anticipated to be held on or about October 23, 2012, under the section “PROPOSAL 3 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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
3.	Exhibits
	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. 1998 Stock Incentive Plan, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-65191.
#	(10.2)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010), incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-170871.

#	(10.3)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Award Agreement for Non-Qualified Stock Options, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on October 17, 2005.
#	(10.4)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.
#	(10.5)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2008 Master Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.6)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on July 18, 2007.
#	(10.7)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2007 Master Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 26, 2007.
#	(10.8)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.9)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on July 16, 2008.
#	(10.10)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit Award Agreement, incorporated herein by reference from Exhibit 10(n) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.11)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Unit (Cliff Vest) Award Agreement, incorporated herein by reference from Exhibit 10(o) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.12)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement for Directors, incorporated herein by reference from Exhibit 10(p) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.13)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Agreement for Directors, incorporated herein by reference from Exhibit 10(q) to the Company’s Form 10-K filed with the Commission on July 18, 2008.
#	(10.14)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer), incorporated herein by reference from Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.15)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) 2009 Non-Qualified Stock Option Award Agreement (Special Grant), incorporated herein by reference from Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.16)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Board), incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.17)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Restricted Stock Award Agreement (Officer), incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 16, 2010.
#	(10.18)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement (Officer), incorporated herein by reference from Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on July 16, 2010.

#	(10.19)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Officer Performance Incentive Award Agreement (Long Term), incorporated herein by reference from Exhibit 10.20 to the Company’s Form 10-K filed with the Commission on July 16, 2010.
#	(10.20)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Non-Qualified Stock Option Award Agreement (Board), incorporated herein by reference from Exhibit 10.20 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.21)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Restricted Stock Award Agreement (Board), incorporated herein by reference from Exhibit 10.21 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.22)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Restricted Stock Unit (Special Retention) Award Agreement, incorporated herein by reference from Exhibit 10.22 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.23)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 13, 2010) Form of Non-Qualified Stock Option Award Agreement (Officer) Long Term Incentive Program (“LTIP”), incorporated herein by reference from Exhibit 10.23 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.24)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.25)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.26)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.27)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.28)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2012.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 20, 2012.

/s/ Martin Mucci

Martin Mucci, President and

Chief Executive Officer, and Director

(Principal Executive Officer)

/s/ Efrain Rivera

Efrain Rivera, Senior Vice President, Chief Financial Officer, and Treasurer

(Principal Financial Officer)

B. Thomas Golisano*, Chairman of the Board

Joseph G. Doody*, Director

David J. S. Flaschen*, Director

Phillip Horsley*, Director

Grant M. Inman*, Director

Pamela A. Joseph*, Director

Joseph M. Tucci*, Director

Joseph Velli*, Director

*By: /s/ Martin Mucci

Martin Mucci, as Attorney-in-Fact