Form 10-Q
period 2012-08-31
PAYCHEX INC
filed 2012-09-24
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	363,456,487 Shares
CLASS	OUTSTANDING AS OF August 31, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31,
	2012	2011
Revenue:
Service revenue	$568.1	$552.0
Interest on funds held for clients	10.1	11.1

Total revenue	578.2	563.1
Expenses:
Operating expenses	164.2	164.1
Selling, general and administrative expenses	176.0	169.3

Total expenses	340.2	333.4

Operating income	238.0	229.7
Investment income, net	1.9	1.5

Income before income taxes	239.9	231.2
Income taxes	86.8	82.3

Net income	153.1	148.9

Basic earnings per share	$0.42	$0.41
Diluted earnings per share	$0.42	$0.41
Weighted-average common shares outstanding	363.0	362.2
Weighted-average common shares outstanding, assuming dilution	363.8	362.8
Cash dividends per common share	$0.32	$0.31

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(0.4)	6.7

Comprehensive income	$152.7	$155.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	August 31, 2012	May 31, 2012
ASSETS
Cash and cash equivalents	$149.0	$108.8
Corporate investments	241.9	207.5
Interest receivable	24.0	30.6
Accounts receivable, net of allowance for doubtful accounts	153.1	142.4
Deferred income taxes	—	1.6
Prepaid income taxes	—	5.6
Prepaid expenses and other current assets	36.3	35.2

Current assets before funds held for clients	604.3	531.7
Funds held for clients	3,696.1	4,544.2

Total current assets	4,300.4	5,075.9
Long-term corporate investments	480.4	473.7
Property and equipment, net of accumulated depreciation	326.9	324.3
Intangible assets, net of accumulated amortization	51.3	55.8
Goodwill	517.4	517.4
Deferred income taxes	30.5	29.2
Other long-term assets	4.0	3.3

Total assets	$5,710.9	$6,479.6

LIABILITIES
Accounts payable	$40.7	$69.7
Accrued compensation and related items	115.4	130.9
Deferred revenue	2.7	3.0
Accrued income taxes	61.0	—
Deferred income taxes	19.5	13.9
Other current liabilities	33.5	33.8

Current liabilities before client fund obligations	272.8	251.3
Client fund obligations	3,646.9	4,494.4

Total current liabilities	3,919.7	4,745.7
Accrued income taxes	42.2	35.9
Deferred income taxes	45.3	40.6
Other long-term liabilities	48.3	52.9

Total liabilities	4,055.5	4,875.1

COMMITMENTS AND CONTINGENCIES – NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.5 shares as of August 31, 2012 and 362.6 shares as of May 31, 2012, respectively.	3.6	3.6
Additional paid-in capital	581.5	561.1
Retained earnings	1,033.0	1,002.1
Accumulated other comprehensive income	37.3	37.7

Total stockholders’ equity	1,655.4	1,604.5

Total liabilities and stockholders’ equity	$5,710.9	$6,479.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended August 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$153.1	$148.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	24.1	24.2
Amortization of premiums and discounts on available-for-sale securities	13.3	10.3
Stock-based compensation costs	6.4	6.6
Provision for deferred income taxes	10.2	10.8
Provision for allowance for doubtful accounts	0.2	0.2
Net realized gains on sales of available-for-sale securities	(0.2)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	6.6	7.3
Accounts receivable	(10.9)	(37.0)
Prepaid expenses and other current assets	4.5	(2.2)
Accounts payable and other current liabilities	10.3	21.2
Net change in other assets and liabilities	0.1	(3.0)

Net cash provided by operating activities	217.7	187.2

INVESTING ACTIVITIES
Purchases of available-for-sale securities	(5,228.6)	(1,653.5)
Proceeds from sales and maturities of available-for-sale securities	4,865.8	2,095.9
Net change in funds held for clients’ money market securities and other cash equivalents	1,156.8	(23.4)
Purchases of property and equipment	(22.0)	(20.2)
Purchases of other assets	(0.1)	(0.8)

Net cash provided by investing activities	771.9	398.0

FINANCING ACTIVITIES
Net change in client fund obligations	(847.5)	(479.7)
Dividends paid	(116.4)	(112.4)
Proceeds from and excess tax benefit related to stock-based awards	14.5	1.0

Net cash used in financing activities	(949.4)	(591.1)

Increase/(decrease) in cash and cash equivalents	40.2	(5.9)
Cash and cash equivalents, beginning of period	108.8	119.0

Cash and cash equivalents, end of period	$149.0	$113.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2012

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for the three months ended August 31, 2012 and 2011. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2012 and May 31, 2012.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2012 (“fiscal 2012”). Operating results and cash flows for the three months ended August 31, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2013 (“fiscal 2013”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.

PEO workers’ compensation insurance: Workers’ compensation insurance for PEO worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2013 and fiscal 2012 policies. As of August 31, 2012 and May 31, 2012, the Company had recorded current liabilities of $6.7 million and $6.2 million, respectively, and long-term liabilities of $14.6 million and $19.0 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.

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

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $6.4 million for the three months ended August 31, 2012, as compared with $6.6 million for the three months ended August 31, 2011. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2012 Form 10-K.

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.

Recently adopted accounting pronouncements: Effective June 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) authoritative guidance on the presentation of comprehensive income. This guidance requires the Company to present components of net income and comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income. The Company elected to present net income and comprehensive income in one continuous statement, as presented in this Form 10-Q.

Recently issued accounting pronouncements: In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning June 1, 2013. The Company currently does not have any indefinite-life intangible assets other than goodwill and does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended August 31,
In millions, except per share amounts	2012	2011
Basic earnings per share:
Net income	$153.1	$148.9

Weighted-average common shares outstanding	363.0	362.2

Basic earnings per share	$0.42	$0.41

Diluted earnings per share:
Net income	$153.1	$148.9

Weighted-average common shares outstanding	363.0	362.2
Dilutive effect of common share equivalents at average market price	0.8	0.6

Weighted-average common shares outstanding, assuming dilution	363.8	362.8

Diluted earnings per share	$0.42	$0.41

Weighted-average anti-dilutive common share equivalents	7.4	12.6

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended August 31, 2012, 0.8 million shares of the Company’s common stock were issued related to exercises or vesting of stock-based awards, compared with 0.3 million shares for the three months ended August 31, 2011.

Note C: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments consisted of the following:

	August 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,000.3	$—	$—	$1,000.3
Available-for-sale securities:
General obligation municipal bonds	1,372.7	38.9	(0.3)	1,411.3
Pre-refunded municipal bonds(1)	235.5	6.5	—	242.0
Revenue municipal bonds	587.5	13.8	(0.1)	601.2
Variable rate demand notes	1,153.4	—	—	1,153.4

Total available-for-sale securities	3,349.1	59.2	(0.4)	3,407.9
Other	9.5	0.7	—	10.2

Total funds held for clients and corporate investments	$4,358.9	$59.9	$(0.4)	$4,418.4

	May 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,157.2	$—	$—	$2,157.2
Available-for-sale securities:
General obligation municipal bonds	1,295.0	39.1	(0.2)	1,333.9
Pre-refunded municipal bonds(1)	326.8	7.5	—	334.3
Revenue municipal bonds	487.9	13.2	(0.1)	501.0
Variable rate demand notes	889.8	—	—	889.8

Total available-for-sale securities	2,999.5	59.8	(0.3)	3,059.0
Other	8.8	0.5	(0.1)	9.2

Total funds held for clients and corporate investments	$5,165.5	$60.3	$(0.4)	$5,225.4

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note C: Funds Held for Clients and Corporate Investments — continued

Included in money market securities and other cash equivalents as of August 31, 2012 and May 31, 2012 are short-term municipal bonds, commercial paper, money market funds, Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, and other bank demand deposit accounts. Within bank demand deposit accounts for funds held for clients, the Company maintained $19.4 million as of August 31, 2012 and $13.7 million as of May 31, 2012 in a separately designated account for tax obligations of a partner’s clients.

Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	August 31, 2012	May 31, 2012
Funds held for clients	$3,696.1	$4,544.2
Corporate investments	241.9	207.5
Long-term corporate investments	480.4	473.7

Total funds held for clients and corporate investments	$4,418.4	$5,225.4

The Company’s available-for-sale securities reflected a net unrealized gain of $58.8 million as of August 31, 2012 compared with a net unrealized gain of $59.5 million as of May 31, 2012. Included in the net unrealized gain as of August 31, 2012 and May 31, 2012, respectively, there were 34 and 35 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, all of which were in a loss position for less than twelve consecutive months, were as follows:

	August 31, 2012		May 31, 2012
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.3)	$76.9	$(0.2)	$124.4
Pre-refunded municipal bonds	—	3.2	—	—
Revenue municipal bonds	(0.1)	45.2	(0.1)	55.6

Total	$(0.4)	$125.3	$(0.3)	$180.0

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2012, that had unrealized losses of $0.4 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2012 and May 31, 2012 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note C: Funds Held for Clients and Corporate Investments – continued

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. For the three months ended August 31, 2012 and 2011, realized gains were $0.2 million and $0.1 million, respectively, and there were no realized losses.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$301.8	$306.3
Due after one year through three years	653.6	673.2
Due after three years through five years	705.3	731.1
Due after five years	1,688.4	1,697.3

Total	$3,349.1	$3,407.9

Variable rate demand notes (“VRDNs”) are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note D: Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:

•	Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company can access at the measurement date.

•

Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

•	quoted prices for similar, but not identical, instruments in active markets;

•	quoted prices for identical or similar instruments in markets that are not active;

•	inputs other than quoted prices that are observable for the instrument; or

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

Note D: Fair Value Measurements – continued

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,411.3	$—	$1,411.3	$—
Pre-refunded municipal bonds	242.0	—	242.0	—
Revenue municipal bonds	601.2	—	601.2	—
Variable rate demand notes	1,153.4	—	1,153.4	—

Total available-for-sale securities	$3,407.9	$—	$3,407.9	$—
Other securities	$10.2	$10.2	$—	$—
Liabilities:
Other long-term liabilities	$10.2	$10.2	$—	$—

	May 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,333.9	$—	$1,333.9	$—
Pre-refunded municipal bonds	334.3	—	334.3	—
Revenue municipal bonds	501.0	—	501.0	—
Variable rate demand notes	889.8	—	889.8	—

Total available-for-sale securities	$3,059.0	$—	$3,059.0	$—
Other securities	$9.2	$9.2	$—	$—
Liabilities:
Other long-term liabilities	$9.2	$9.2	$—	$—

Note D: Fair Value Measurements — continued

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

Note E: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

In millions	August 31, 2012	May 31, 2012
Land and improvements	$7.3	$7.0
Buildings and improvements	97.8	96.8
Data processing equipment	175.6	212.3
Software	279.7	263.5
Furniture, fixtures, and equipment	154.4	154.2
Leasehold improvements	96.6	96.0
Construction in progress	20.1	28.2

Total property and equipment, gross	831.5	858.0
Less: Accumulated depreciation and amortization	504.6	533.7

Property and equipment, net of accumulated depreciation	$326.9	$324.3

Depreciation expense was $19.4 million and $18.5 million for the three months ended August 31, 2012 and 2011, respectively.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $517.4 million as of August 31, 2012 and May 31, 2012.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	August 31, 2012	May 31, 2012
Client lists	$223.5	$223.6
Other intangible assets	2.0	2.0

Total intangible assets, gross	225.5	225.6
Less: Accumulated amortization	174.2	169.8

Intangible assets, net of accumulated amortization	$51.3	$55.8

Amortization expense relating to intangible assets was $4.7 million and $5.7 million for the three months ended August 31, 2012 and 2011, respectively.

As of August 31, 2012, the estimated amortization expense relating to intangible asset balances for the full fiscal year 2013 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2013	$18.1
2014	$13.1
2015	$9.3
2016	$6.4
2017	$4.4

Note G: Other Comprehensive (Loss)/Income

Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.

Other comprehensive (loss)/income, is as follows:

	For the three months ended August 31,
In millions	2012	2011
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	(0.3)	6.7
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	—

Total other comprehensive (loss)/income	(0.4)	6.7

As of August 31, 2012, accumulated other comprehensive income was $37.3 million, which was net of taxes of $21.5 million. As of May 31, 2012, accumulated other comprehensive income was $37.7 million, which was net of taxes of $21.8 million. Accumulated other comprehensive income is comprised of unrealized gains/losses, net of tax.

Note H: Commitments and Contingencies

Lines of credit: As of August 31, 2012, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2013
Bank of America, N.A.	$250 million	February 2013
PNC Bank, National Association	$150 million	February 2013
Wells Fargo Bank, National Association	$150 million	February 2013

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2012.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed next.

Note H: Commitments and Contingencies – continued

Letters of credit: As of August 31, 2012 and May 31, 2012, the Company had irrevocable standby letters of credit available totaling $38.8 million and $46.8 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2012 and July 2013. Upon draw down of funds, the letters of credit are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2012.

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $19.3 million and $7.6 million of capital assets as of August 31, 2012 and May 31, 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2012 (the “first quarter”) and August 31, 2011, and our financial condition as of August 31, 2012. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2012 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2012 (“fiscal 2012”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant To The United States Private Securities Litigation Reform Act Of 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections.

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

Any of these factors, as well as such other factors as discussed in our periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this document is based upon the facts and circumstances known at this time, and any forward-looking statement made by us in this document speaks only as of the date on which it is made. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

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

We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), utilized by clients that have more sophisticated payroll and benefit needs. In addition to the services described below, our software-as-a-service solution (“SaaS”) through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.

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

Overview

Our financial results for the first quarter of the fiscal year ending May 31, 2013 (“fiscal 2013”) demonstrated continuing growth in our business. Our key business indicators of checks per payroll and revenue per check continued to show improvement and client retention remains strong. Growth in checks per payroll was 2.0% for the first quarter, compared to 2.4% for the prior year first quarter. It is anticipated that the growth in checks per payroll will moderate somewhat in the remainder of fiscal 2013. Revenue per check for the first quarter reflected price increases, partially offset by discounting. Growth was tempered by the impact of greater payroll processing per day in the same period last year.

Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for the first quarter of fiscal 2013 compared to 1.3% for the same period last year. The decline in average interest rates earned was partially due to a change in the mix within our short-term portfolio to a higher percentage of tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned.

We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to product development and supporting technology. During the first quarter, we introduced the following enhancements to our services to provide added value for our clients:

•	Launched a smartphone application as part of our SaaS product offerings.

•	Added Dimensional Fund Advisors to our Open Fund Select and Advisor Select Retirement Services platforms.

We continue to invest in our Paychex Next Generation suite of innovative products and services. We believe these investments in the next generation of technology and products are key building blocks to our future success. This new platform allows us to leverage efficiencies in our processes and to continue to provide world-class customer service to our clients.

Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•	Payroll service revenue increased 1% to $385.9 million.

•	Human Resource Services (“HRS”) revenue increased 7% to $182.2 million.

•	Interest on funds held for clients decreased 9% to $10.1 million.

•	Total revenue increased 3% to $578.2 million.

•

Operating income increased 4% to $238.0 million and operating income, net of certain items, increased 4% to $227.9 million. Refer to the “Non-GAAP Financial Measure” section which follows for further information on this non-GAAP measure.

•	Net income increased 3% to $153.1 million and diluted earnings per share increased 2% to $0.42 per share.

•	Cash flow from operations was $217.7 million.

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

Financial Position and Liquidity

The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, as of August 31, 2012, our financial position remained strong with cash and total corporate investments of $871.3 million and no debt.

Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the first quarter of fiscal 2013, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDN”s) and, to a lesser extent, FDIC-insured deposit accounts.

A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is our ongoing operations. Cash flow from operations was $217.7 million for the first quarter of fiscal 2013. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2012, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2012, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

Outlook

Our outlook for fiscal 2013 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected full year fiscal 2013 payroll revenue growth rate is based upon anticipated client base growth, offset by an expected lower rate of growth in checks per payroll, and modest increases in revenue per check. HRS revenue growth is expected to remain in line with our historical organic experience. Prior acquisitions are expected to have minimal impact on projected revenue growth rates for fiscal 2013.

Our reaffirmed guidance is as follows:

	Low		High
Payroll service revenue	3%	—	4%
HRS revenue	9%	—	11%
Total service revenue	5%	—	6%
Interest on funds held for clients	(8%)	—	(6%)
Investment income, net	25%	—	35%
Net income	5%	—	7%

Operating income, net of certain items, as a percentage of total service revenue is expected to approximate 37% for fiscal 2013. The effective income tax rate for fiscal 2013 is expected to approximate the first quarter tax rate.

Interest on funds held for clients and investment income for fiscal 2013 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.0% for fiscal 2013. The average rate of return is anticipated to be impacted by a change in the mix within our short-term investment portfolio to a greater percentage invested in tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned. As of August 31, 2012, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 2.0% and an average duration of 3.2 years. In the next twelve months, approximately 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income is expected to benefit from ongoing investment of cash generated from operations.

Purchases of property and equipment for fiscal 2013, are expected to be in the range of $95 million to $100 million. This includes costs for internally developed software, as we continue to invest in our product development. Fiscal 2013 depreciation expense is projected to be in the range of $80 million to $85 million, and we project amortization of intangible assets for fiscal 2013 to be slightly less than $20 million.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended August 31,
$ in millions	2012	2011	Change
Revenue:
Payroll service revenue	$385.9	$382.3	1%
Human Resource Services revenue	182.2	169.7	7%

Total service revenue	568.1	552.0	3%
Interest on funds held for clients	10.1	11.1	(9%)

Total revenue	578.2	563.1	3%
Combined operating and SG&A expenses	340.2	333.4	2%

Operating income	238.0	229.7	4%
Investment income, net	1.9	1.5	30%

Income before income taxes	239.9	231.2	4%
Income taxes	86.8	82.3	6%

Effective income tax rate	36.2%	35.6%
Net income	$153.1	$148.9	3%

Diluted earnings per share	$0.42	$0.41	2%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2012, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended August 31,
$ in millions	2012	2011	Change
Average investment balances:
Funds held for clients	$3,302.0	$3,258.4	1%
Corporate investments	766.3	646.9	18%

Total	$4,068.3	$3,905.3	4%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.4%
Corporate investments	1.0%	0.9%
Combined funds held for clients and corporate investments	1.2%	1.3%
Total net realized gains	$0.2	$0.1

As of: $ in millions	August 31, 2012	May 31, 2012
Net unrealized gain on available-for-sale securities (1)	$58.8	$59.5
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$3,407.9	$3,059.0
Weighted-average duration of available-for-sale securities in years (3)	3.2	3.0
Weighted-average yield-to-maturity of available-for-sale securities (3)	2.0%	2.2%

(1)	The net unrealized gain of our investment portfolio was approximately $58.4 million as of September 20, 2012.
(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2012 and May 31, 2012.
(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue increased 1% to $385.9 million for the first quarter compared to the same period last year. This growth was due to increases in both checks per payroll and revenue per check. Checks per payroll increased 2.0% for the first quarter compared to the same period last year. Revenue per check was positively impacted by price increases, partially offset by discounting. Growth was tempered by the impact of greater payroll processing per day in the same period last year.

Human Resource Services revenue: HRS revenue increased 7% to $182.2 million for the first quarter compared to the same period last year. The following factors contributed to this growth:

•

Paychex HR Solutions revenue was positively impacted by favorable trends in checks per payroll, price increases, and growth in both clients and client employees. The rate of growth for Paychex HR Solutions revenue for the first quarter was tempered by lower client employees within our PEO and product mix.

•

Insurance services revenue, including our health and benefits services and our workers’ compensation payment services, increased 21% for the first quarter compared to the same period last year. This result has benefited from the growth in health and benefits services applicants and increases in both clients and premiums in workers’ compensation insurance services.

•

Retirement services revenue was positively impacted by client growth and an increase in the average asset value of retirement services client employee’s funds, offset partially by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external fund managers.

•	Products that primarily support our MMS clients through our SaaS solution also contributed to growth in revenue.

Total service revenue: Total service revenue increased 3% to $568.1 million for the first quarter compared to the same period last year, attributable to the items previously discussed.

Interest on funds held for clients: The decrease of 9% to $10.1 million in interest on funds held for clients for the first quarter compared to the same period last year was the result of lower average interest rates earned, offset by a 1% increase in average investment balances. The decrease in average interest rates earned resulted from declines in average yields on high credit quality financial securities. The average rate of return was also impacted by the mix within our short-term portfolio, with a greater percentage of the portfolio invested in tax-exempt securities. The increase in average investment balances was related to favorability in checks per payroll and payroll tax administration services clients, offset somewhat by calendar impacts.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended August 31,
$ in millions	2012	2011	Change
Compensation-related expenses	$230.9	$222.5	4%
Facilities expense	13.8	14.4	(4%)
Depreciation and amortization	24.1	24.2	(1%)
Other expenses	71.4	72.3	(1%)

Total operating and SG&A expenses	$340.2	$333.4	2%

Total expenses increased 2% to $340.2 million for the first quarter compared to the same period last year. This was largely due to investments in product development and supporting technology. These expenses increased at a greater rate than total expenses. Expenses were positively impacted by increased productivity in our operations. As of both August 31, 2012 and 2011, we had approximately 12,400 employees.

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

Operating income: Operating income increased 4% to $238.0 million for the first quarter, as compared with the same period last year. The change in operating income is attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended August 31,
$ in millions	2012	2011	Change
Operating income	$238.0	$229.7	4%
Excluding interest on funds held for clients	(10.1)	(11.1)	(9%)

Operating income, net of certain items	$227.9	$218.6	4%

Operating income, net of certain items, as a percent of total service revenue	40.1%	39.6%

We anticipate that operating income, net of certain items, as a percent of total service revenue will be approximately 37% for the full year fiscal 2013. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 30% to $1.9 million for the first quarter, primarily as a result of higher average invested balances from investment of cash generated from operations.

Income taxes: Our effective income tax rate was 36.2% for the first quarter compared with 35.6% for the respective prior year period. The increase in the effective income tax rate for the first quarter was primarily the result of changes in state apportionment and lower levels of tax-exempt income derived from the longer-term municipal debt securities in the funds held for clients and corporate investment portfolios.

Net income and earnings per share: Net income increased 3% to $153.1 million for the first quarter as compared with the same period last year. Diluted earnings per share increased 2% to $0.42 per share for the first quarter as compared with the same period last year. These fluctuations were attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, our financial position as of August 31, 2012 remained strong with cash and total corporate investments of $871.3 million and no debt. We also believe that our investments as of August 31, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2012 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of August 31, 2012, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2013
Bank of America, N.A.	$250 million	February 2013
PNC Bank, National Association	$150 million	February 2013
Wells Fargo Bank, National Association	$150 million	February 2013

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2012.

JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed next.

Letters of credit: As of August 31, 2012, we had irrevocable standby letters of credit available totaling $38.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2012 and July 2013. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2012.

Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $19.3 million of capital assets as of August 31, 2012. This has increased from May 31, 2012 due to timing of various information technology and telecommunications projects that are currently in process.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2012.

Operating Cash Flow Activities

	For the three months ended August 31,
In millions	2012	2011
Net income	$153.1	$148.9
Non-cash adjustments to net income	54.0	52.0
Cash provided by/(used in) changes in operating assets and liabilities	10.6	(13.7)

Net cash provided by operating activities	$217.7	$187.2

The increase in our operating cash flows for the first quarter compared to the same period last year was a result of fluctuations in operating assets and liabilities and higher net income, net of non-cash adjustments. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	For the three months ended August 31,
In millions	2012	2011
Net change in funds held for clients and corporate investment activities	$794.0	$419.0
Purchases of property and equipment	(22.0)	(20.2)
Purchases of other assets	(0.1)	(0.8)

Net cash provided by investing activities	$771.9	$398.0

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.

The fluctuation in the net change in funds held for clients and corporate investment activities is attributable to a change in the mix of assets within our short-term portfolio and timing of client fund cash activity. During the first quarter, our primary short-term investment vehicle was VRDNs. VRDNs are utilized as short-term investments, but are classified as available-for-sale securities. In the prior year first quarter, our primary short-term investment vehicle was FDIC-insured deposit accounts, which are cash equivalents. This resulted in a higher level of purchases and sales of available-for-sale securities and a higher amount of cash inflows from divesting of cash equivalents during the first quarter compared to the same period last year. In addition, the fluctuation in the net change in funds held for clients and corporate investments also relates to the timing within the client fund obligations, as discussed under financing cash flows.

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

Financing Cash Flow Activities

	For the three months ended August 31,
In millions, except per share amounts	2012	2011
Net change in client fund obligations	$(847.5)	$(479.7)
Dividends paid	(116.4)	(112.4)
Proceeds from and excess tax benefit related to exercise of stock options	14.5	1.0

Net cash used in financing activities	$(949.4)	$(591.1)

Cash dividends per common share	$0.32	$0.31

Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in the outflow of funds for client fund obligations is the result of the timing of collections and remittances. August 31, 2012 fell on a Friday, which is a direct deposit payment date, the impact of which was partially offset by Friday payroll tax administration services collections. For the prior year first quarter, there was also a net cash outflow as a result of timing around the Federal Holiday at May 31, 2011, where tax payments were made on Wednesday, June 1, 2011. Both periods reflected net cash outflows, but the direct deposit impact at August 31, 2012 involved larger dollars.

Dividends paid: A quarterly dividend of $0.32 per share was paid August 15, 2012 to stockholders of record as of August 1, 2012. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board. In October 2011, the quarterly shareholder dividend was increased 3% to $0.32 per share from $0.31 per share.

Proceeds from stock-based awards: Proceeds from and excess tax benefit related to stock-based awards increased as a result of a stock option exercises of 0.5 million shares for the first quarter compared to minimal option exercises for the same period last year.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and one-half years.

During the first quarter, our primary short-term investment vehicle was VRDNs. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2% compared with 1.3% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2012 had an average duration of 3.2 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, approximately 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$301.8	$306.3
Due after one year through three years	653.6	673.2
Due after three years through five years	705.3	731.1
Due after five years	1,688.4	1,697.3

Total	$3,349.1	$3,407.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Funds rate has remained at a range of 0% to 0.25% since December 2008.

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

Subject to these factors, and in a normal financial market environment, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points. In a normal financial market environment, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.5 billion for fiscal 2013. Our anticipated allocation is approximately 50% invested in short-term and VRDNs with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three and one-half years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $58.8 million as of August 31, 2012, compared with a net unrealized gain of $59.5 million as of May 31, 2012. During the first quarter of fiscal 2013, the net unrealized gain on our investment portfolios ranged from $54.0 million to $63.4 million. Our investment portfolios reflected a net unrealized gain of approximately $58.4 million as of September 20, 2012.

As of August 31, 2012 and May 31, 2012, we had $3.4 billion and $3.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.0% and 2.2% as of August 31, 2012 and May 31, 2012, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of August 31, 2012 would be in the range of $17.5 million to $18.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2012 were not other-than-temporarily impaired. While $125.3 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $0.4 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2012 and May 31, 2012 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2012, filed with the SEC on July 20, 2012. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAYCHEX, INC.

Date: September 24, 2012	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 24, 2012	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)