Form 10-Q
period 2012-11-30
PAYCHEX INC
filed 2012-12-20
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	363,716,410 Shares
CLASS	OUTSTANDING AS OF	November 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended November 30,		For the six months ended November 30,
	2012	2011	2012	2011
Revenue:
Service revenue	$559.4	$535.0	$1,127.5	$1,087.0
Interest on funds held for clients	10.0	10.7	20.1	21.8
Total revenue	569.4	545.7	1,147.6	1,108.8
Expenses:
Operating expenses	164.3	162.7	328.5	326.8
Selling, general and administrative expenses	175.1	165.1	351.1	334.4
Total expenses	339.4	327.8	679.6	661.2
Operating income	230.0	217.9	468.0	447.6
Investment income, net	1.9	1.5	3.8	3.0
Income before income taxes	231.9	219.4	471.8	450.6
Income taxes	84.0	79.0	170.8	161.3
Net income	147.9	140.4	301.0	289.3

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	2.4	(10.2)	2.0	(3.6)
Total other comprehensive income/(loss), net of tax	2.4	(10.2)	2.0	(3.6)
Comprehensive income	$150.3	$130.2	$303.0	$285.7

Basic earnings per share	$0.41	$0.39	$0.83	$0.80
Diluted earnings per share	$0.41	$0.39	$0.83	$0.80
Weighted-average common shares outstanding	363.6	362.4	363.3	362.3
Weighted-average common shares outstanding, assuming dilution	364.4	362.8	364.1	362.8
Cash dividends per common share	$0.33	$0.32	$0.65	$0.63

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	November 30, 2012	May 31, 2012
ASSETS
Cash and cash equivalents	$122.6	$108.8
Corporate investments	178.6	207.5
Interest receivable	31.0	30.6
Accounts receivable, net of allowance for doubtful accounts	169.3	142.4
Deferred income taxes	—	1.6
Prepaid income taxes	11.9	5.6
Prepaid expenses and other current assets	39.9	35.2
Current assets before funds held for clients	553.3	531.7
Funds held for clients	3,715.5	4,544.2
Total current assets	4,268.8	5,075.9
Long-term corporate investments	504.3	473.7
Property and equipment, net of accumulated depreciation	351.8	324.3
Intangible assets, net of accumulated amortization	47.0	55.8
Goodwill	517.4	517.4
Deferred income taxes	31.3	29.2
Other long-term assets	3.6	3.3
Total assets	$5,724.2	$6,479.6

LIABILITIES
Accounts payable	$43.6	$69.7
Accrued compensation and related items	116.8	130.9
Deferred revenue	2.5	3.0
Deferred income taxes	28.5	13.9
Other current liabilities	32.6	33.8
Current liabilities before client fund obligations	224.0	251.3
Client fund obligations	3,664.6	4,494.4
Total current liabilities	3,888.6	4,745.7
Accrued income taxes	42.8	35.9
Deferred income taxes	46.5	40.6
Other long-term liabilities	48.1	52.9
Total liabilities	4,026.0	4,875.1

COMMITMENTS AND CONTINGENCIES – NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.7 shares as of November 30, 2012 and 362.6 shares as of May 31, 2012, respectively.	3.6	3.6
Additional paid-in capital	594.1	561.1
Retained earnings	1,060.8	1,002.1
Accumulated other comprehensive income	39.7	37.7
Total stockholders’ equity	1,698.2	1,604.5
Total liabilities and stockholders’ equity	$5,724.2	$6,479.6
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the six months ended November 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$301.0	$289.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	48.3	48.3
Amortization of premiums and discounts on available-for-sale securities, net	27.1	20.8
Stock-based compensation costs	11.5	11.9
Provision for deferred income taxes	17.5	22.9
Provision for allowance for doubtful accounts	0.7	0.3
Net realized gains on sales of available-for-sale securities	(0.3)	(0.2)
Changes in operating assets and liabilities:
Interest receivable	(0.4)	1.5
Accounts receivable	(27.5)	(60.7)
Prepaid expenses and other current assets	(11.0)	(15.8)
Accounts payable and other current liabilities	(41.5)	(22.6)
Net change in other assets and liabilities	0.6	1.5
Net cash provided by operating activities	326.0	297.2
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(12,222.3)	(4,730.6)
Proceeds from sales and maturities of available-for-sale securities	12,249.8	4,690.6
Net change in funds held for clients’ money market securities and other cash equivalents	777.1	519.9
Purchases of property and equipment	(54.5)	(44.1)
Acquisition of businesses, net of cash acquired	(12.0)	(1.0)
Purchases of other assets	(0.5)	—
Net cash provided by investing activities	737.6	434.8
FINANCING ACTIVITIES
Net change in client fund obligations	(829.8)	(528.3)
Dividends paid	(236.4)	(228.4)
Equity activity related to stock-based awards	16.4	1.8
Net cash used in financing activities	(1,049.8)	(754.9)
Increase/(decrease) in cash and cash equivalents	13.8	(22.9)
Cash and cash equivalents, beginning of period	108.8	119.0
Cash and cash equivalents, end of period	$122.6	$96.1
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2012
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of the Company's total revenue for the six months ended November 30, 2012 and 2011. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2012 and May 31, 2012.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2012 (“fiscal 2012”). Operating results and cash flows for the six months ended November 30, 2012 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2013 (“fiscal 2013”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements. Refer to Note I of the Notes to Consolidated Financial Statements for information on subsequent events.
PEO workers’ compensation insurance: Workers’ compensation insurance for professional employer organization ("PEO") worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2013 and fiscal 2012 policies. As of November 30, 2012 and May 31, 2012, the Company had recorded current liabilities of $5.7 million and $6.2 million, respectively, and long-term liabilities of $14.2 million and $19.0 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $5.1 million and $11.5 million, respectively, for the three and six months ended November 30, 2012, as compared with $5.3 million and $11.9 million, respectively, for the three and six months ended November 30, 2011. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2012 Form 10-K.
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

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Recently issued accounting pronouncements: In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company currently does not have any indefinite-lived intangible assets other than goodwill and does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions, except per share amounts	2012	2011	2012	2011
Basic earnings per share:
Net income	$147.9	$140.4	$301.0	$289.3
Weighted-average common shares outstanding	363.6	362.4	363.3	362.3
Basic earnings per share	$0.41	$0.39	$0.83	$0.80
Diluted earnings per share:
Net income	$147.9	$140.4	$301.0	$289.3
Weighted-average common shares outstanding	363.6	362.4	363.3	362.3
Dilutive effect of common share equivalents at average market price	0.8	0.4	0.8	0.5
Weighted-average common shares outstanding, assuming dilution	364.4	362.8	364.1	362.8
Diluted earnings per share	$0.41	$0.39	$0.83	$0.80
Weighted-average anti-dilutive common share equivalents	7.5	10.7	7.5	11.0
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended November 30, 2012 and 2011, 0.3 million and minimal shares, respectively, of the Company’s common stock were issued related to exercises or vesting of stock-based awards. For the six months ended November 30, 2012 and 2011, 1.1 million shares and 0.3 million shares, respectively, of the Company's common stock were issued related to exercises or vesting of stock-based awards.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,380.1	$—	$—	$1,380.1
Available-for-sale securities:
General obligation municipal bonds	1,370.0	40.9	(0.1)	1,410.8
Pre-refunded municipal bonds(1)	229.2	5.3	—	234.5
Revenue municipal bonds	622.0	16.8	—	638.8
Variable rate demand notes	723.8	—	—	723.8
Total available-for-sale securities	2,945.0	63.0	(0.1)	3,007.9
Other	9.6	0.8	—	10.4
Total funds held for clients and corporate investments	$4,334.7	$63.8	$(0.1)	$4,398.4

	May 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,157.2	$—	$—	$2,157.2
Available-for-sale securities:
General obligation municipal bonds	1,295.0	39.1	(0.2)	1,333.9
Pre-refunded municipal bonds(1)	326.8	7.5	—	334.3
Revenue municipal bonds	487.9	13.2	(0.1)	501.0
Variable rate demand notes	889.8	—	—	889.8
Total available-for-sale securities	2,999.5	59.8	(0.3)	3,059.0
Other	8.8	0.5	(0.1)	9.2
Total funds held for clients and corporate investments	$5,165.5	$60.3	$(0.4)	$5,225.4

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of November 30, 2012 and May 31, 2012 are short-term municipal bonds, commercial paper, money market funds, Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, and other bank demand deposit accounts. Within bank demand deposit accounts for funds held for clients, the Company maintained 19.6 million as of November 30, 2012 and 13.7 million as of May 31, 2012 in a separately designated account for tax obligations of a partner's clients.
Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	November 30, 2012	May 31, 2012
Funds held for clients	$3,715.5	$4,544.2
Corporate investments	178.6	207.5
Long-term corporate investments	504.3	473.7
Total funds held for clients and corporate investments	$4,398.4	$5,225.4

Note C: Funds Held for Clients and Corporate Investments — continued

The Company’s available-for-sale securities reflected a net unrealized gain of $62.9 million as of November 30, 2012 compared with a net unrealized gain of $59.5 million as of May 31, 2012. Included in the net unrealized gain as of November 30, 2012 and May 31, 2012, respectively, there were 20 and 35 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, all of which were in a loss position for less than twelve consecutive months, were as follows:

	November 30, 2012		May 31, 2012
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.1)	$30.6	$(0.2)	$124.4
Pre-refunded municipal bonds	—	3.2	—	—
Revenue municipal bonds	—	23.9	(0.1)	55.6
Total	$(0.1)	$57.7	$(0.3)	$180.0
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2012, that had unrealized losses of $0.1 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2012 and May 31, 2012 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. For the three and six months ended November 30, 2012, realized gains were $0.1 million and $0.3 million, respectively. For the three and six months ended November 30, 2011, realized gains were $0.1 million and $0.2 million, respectively. There were no realized losses recognized in any of the respective periods.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$299.2	$302.8
Due after one year through three years	705.1	724.9
Due after three years through five years	643.5	666.5
Due after five years	1,297.2	1,313.7
Total	$2,945.0	$3,007.9
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,410.8	$—	$1,410.8	$—
Pre-refunded municipal bonds	234.5	—	234.5	—
Revenue municipal bonds	638.8	—	638.8	—
Variable rate demand notes	723.8	—	723.8	—
Total available-for-sale securities	$3,007.9	$—	$3,007.9	$—
Other securities	$10.4	$10.4	$—	$—
Liabilities:
Other long-term liabilities	$10.4	$10.4	$—	$—

Note D: Fair Value Measurements — continued

	May 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,333.9	$—	$1,333.9	$—
Pre-refunded municipal bonds	334.3	—	334.3	—
Revenue municipal bonds	501.0	—	501.0	—
Variable rate demand notes	889.8	—	889.8	—
Total available-for-sale securities	$3,059.0	$—	$3,059.0	$—
Other securities	$9.2	$9.2	$—	$—
Liabilities:
Other long-term liabilities	$9.2	$9.2	$—	$—

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
Note E: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

In millions	November 30, 2012	May 31, 2012
Land and improvements	$7.3	$7.0
Buildings and improvements	98.1	96.8
Data processing equipment	171.5	212.3
Software	272.5	263.5
Furniture, fixtures, and equipment	152.6	154.2
Leasehold improvements	96.1	96.0
Construction in progress	41.5	28.2
Total property and equipment, gross	839.6	858.0
Less: Accumulated depreciation and amortization	487.8	533.7
Property and equipment, net of accumulated depreciation	$351.8	$324.3
Depreciation expense was $19.5 million and $38.9 million for the three and six months ended November 30, 2012, respectively, compared to $18.4 million and $36.9 million, respectively, for the three and six months ended November 30, 2011.

Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $517.4 million as of November 30, 2012 and May 31, 2012.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	November 30, 2012	May 31, 2012
Client lists	$223.8	$223.6
Other intangible assets	2.0	2.0
Total intangible assets, gross	225.8	225.6
Less: Accumulated amortization	178.8	169.8
Intangible assets, net of accumulated amortization	$47.0	$55.8
Amortization expense relating to intangible assets was $4.7 million and $9.4 million for the three and six months ended November 30, 2012, respectively, as compared with $5.7 million and $11.4 million for the three and six months ended November 30, 2011, respectively.
As of November 30, 2012, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2013 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2013	$18.1
2014	$13.1
2015	$9.3
2016	$6.5
2017	$4.5
Note G: Other Comprehensive Income/(Loss)
Other comprehensive income/(loss) results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
Other comprehensive income/(loss), is as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions	2012	2011	2012	2011
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	$2.5	$(10.1)	$2.2	$(3.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Total other comprehensive income/(loss), net of tax	$2.4	$(10.2)	$2.0	$(3.6)
As of November 30, 2012, accumulated other comprehensive income was $39.7 million, which was net of taxes of $23.1 million. As of May 31, 2012, accumulated other comprehensive income was $37.7 million, which was net of taxes of $21.8 million. Accumulated other comprehensive income is comprised of unrealized gains/losses, net of tax.

Note H: Commitments and Contingencies
Lines of credit: As of November 30, 2012, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2013
Bank of America, N.A.	$250 million	February 2013
PNC Bank, National Association	$150 million	February 2013
Wells Fargo Bank, National Association	$150 million	February 2013
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2012.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of November 30, 2012 and May 31, 2012, the Company had irrevocable standby letters of credit available totaling $38.8 million and $46.8 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2013 and December 2013. Upon draw down of funds, the letters of credit are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2012.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $5.2 million and $7.6 million of capital assets as of November 30, 2012 and May 31, 2012, respectively.
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

Note I: Subsequent Event

On December 10, 2012, the Board declared an accelerated dividend of $0.66 per share of common stock. The accelerated dividend is intended by the Board to be in lieu of quarterly dividends Paychex would otherwise have declared in the third and fourth quarters of fiscal 2013, and paid in February and May 2013.The accelerated dividend is payable December 28, 2012 to shareholders of record December 20, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and six months ended November 30, 2012 and November 30, 2011, and our financial condition as of November 30, 2012. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2012 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2012 (“fiscal 2012”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
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
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. They are provided through either our core payroll or Major Market Services (“MMS”), which are utilized by clients that have more sophisticated payroll and benefit needs. In addition to the services described below, our software-as-a-service solution (“SaaS”) through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
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

Overview
Our financial results for the three months ended November 30, 2012 (the "second quarter") of the fiscal year ending May 31, 2013 ("fiscal 2013") continued to show growth. Payroll service revenue grew modestly at 1.4%, impacted by client disruptions from Hurricane Sandy. Human Resource Services ("HRS") revenue grew at a double-digit rate as we continue to experience success in selling value-added solutions to clients. Our key business indicators of checks per payroll and revenue per check continued to show modest improvement and client retention levels remain near historic highs. Growth in checks per payroll was 1.2% for the second quarter, compared to 1.8% for the prior year second quarter. This has moderated somewhat from growth of 2.0% for the first quarter of fiscal 2013, and this moderation is anticipated to continue for the remainder of fiscal 2013. We are seeing good results from our selling efforts in the small-business market.
Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for the second quarter of fiscal 2013 compared to 1.3% for the same period last year. The decline in average interest rates earned was partially due to a change in the mix within our short-term portfolio to a higher percentage of tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned.
We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to product development and supporting technology. During the second quarter, we continued to deliver on our commitment to innovation as we introduced the following enhancements to our services to provide added value for our clients:

•	Launched a new industry-leading Report Center, a one-stop shop for standard, on-demand, and ad-hoc reporting; data extract templates; and more.

•
Launched a newly redesigned Paychex Accountant Knowledge Center, a free online resource available through www.paychex.com that brings valuable information and time-saving online tools to accounting professionals.

•	Launched a new and improved BuildMyBiz.com, that includes a number of new features that provide enhanced resources for entrepreneurs and small business owners.
We also recently acquired ExpenseWire, a leading expense management solution for small- to medium-sized businesses. Prior to this acquisition, we utilized ExpenseWire, through a partnership arrangement, to power our Paychex Expense Management, a web-based solution that provides clients with tools to manage and control the expense reporting process. The acquisition of ExpenseWire gives us the ability to further enhance our Paychex One-Source solutions for major markets, and provide even greater value to our clients.
We continue to invest in our Paychex Next Generation innovative suite of products and services. We believe these investments in the next generation of technology and products are key building blocks to our future success. This new platform allows us to leverage efficiencies in our processes and to continue to provide world-class customer service to our clients.
Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Payroll service revenue increased 1% to $377.0 million.

•	HRS revenue increased 12% to $182.4 million.

•	Interest on funds held for clients decreased 8% to $10.0 million.

•	Total revenue increased 4% to $569.4 million.

•
Operating income increased 6% to $230.0 million and operating income, net of certain items, increased 6% to $220.0 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income and diluted earnings per share both increased 5% to $147.9 million and $0.41 per share, respectively.
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
Financial Position and Liquidity
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, as of November 30, 2012, our financial position remained strong with cash and total corporate investments of $805.5 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the six months ended November 30, 2012 ("six months"), our primary short-term investment vehicles were high quality variable rate demand notes (“VRDN”s) and Federal Deposit Insurance Corporation ("FDIC")-insured deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $326.0 million for the first six months of fiscal 2013. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of November 30, 2012, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the second quarter and six months and our financial position as of November 30, 2012, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
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
Our revised guidance is as follows:

	Low		High
Payroll service revenue	2%	—	3%
HRS revenue	9%	—	11%
Total service revenue	5%	—	6%
Interest on funds held for clients	(8)%	—	(6)%
Investment income, net	—%	—	5%
Net income	5%	—	7%
Operating income, net of certain items, as a percentage of total service revenue is expected to be approximately 37% to for fiscal 2013. The effective income tax rate for fiscal 2013 is expected to approximate the tax rate for the first six months.
Interest on funds held for clients and investment income for fiscal 2013 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.1% for fiscal 2013. The average rate of return is anticipated to be impacted by a change in the mix within our short-term investment portfolio to a greater percentage invested in tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned. As of November 30, 2012, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 1.9% and an average duration of 3.1 years. In the next twelve months, approximately 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income growth reflects the impact of anticipated lower average investment balances during the second half of the fiscal year.
Purchases of property and equipment for fiscal 2013, are expected to be in the range of $95 million to $100 million. This will include costs for internally developed software, as we continue to invest in our product development. Fiscal 2013 depreciation expense is projected to be in the range of $80 million to $85 million, and we project amortization of intangible assets for fiscal 2013 to be slightly less than $20 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2012	2011	Change	2012	2011	Change
Revenue:
Payroll service revenue	$377.0	$371.7	1%	$762.9	$754.0	1%
Human Resource Services revenue	182.4	163.3	12%	364.6	333.0	10%
Total service revenue	559.4	535.0	5%	1,127.5	1,087.0	4%
Interest on funds held for clients	10.0	10.7	(8)%	20.1	21.8	(8)%
Total revenue	569.4	545.7	4%	1,147.6	1,108.8	3%
Combined operating and SG&A expenses	339.4	327.8	4%	679.6	661.2	3%
Operating income	230.0	217.9	6%	468.0	447.6	5%
Investment income, net	1.9	1.5	22%	3.8	3.0	26%
Income before income taxes	231.9	219.4	6%	471.8	450.6	5%
Income taxes	84.0	79.0	6%	170.8	161.3	6%
Effective income tax rate	36.2%	36.0%		36.2%	35.8%
Net income	147.9	$140.4	5%	$301.0	$289.3	4%
Diluted earnings per share	$0.41	$0.39	5%	$0.83	$0.80	4%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2012, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2012	2011	Change	2012	2011	Change
Average investment balances:
Funds held for clients	$3,231.2	$3,107.1	4%	$3,266.6	$3,182.8	3%
Corporate investments	773.9	645.8	20%	770.1	646.3	19%
Total	$4,005.1	$3,752.9	7%	$4,036.7	$3,829.1	5%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.4%		1.2%	1.4%
Corporate investments	1.0%	0.9%		1.0%	0.9%
Combined funds held for clients and corporate investments	1.2%	1.3%		1.2%	1.3%

Total net realized gains	$0.1	$0.1		$0.3	$0.2

As of: $ in millions	November 30, 2012	May 31, 2012
Net unrealized gain on available-for-sale securities (1)	$62.9	$59.5
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$3,007.9	$3,059.0
Weighted-average duration of available-for-sale securities in years (3)	3.1	3.0
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.9%	2.2%

(1)	The net unrealized gain of our investment portfolio was approximately $54.4 million as of December 14, 2012.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2012 and May 31, 2012.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue increased 1% for both the second quarter and six months to $377.0 million and $762.9 million, respectively, compared to the same periods last year. This growth was due to modest increases in both checks per payroll and revenue per check. Checks per payroll increased 1.2% for the second quarter and 1.6% for the six months compared to the same periods last year. This has moderated from growth of 2.0% for the first three months of fiscal 2013. Revenue per check grew modestly as a result of price increases, partially offset by discounting. Our payroll revenue growth was tempered by lost revenue from clients impacted by Hurricane Sandy, approximating 0.5% of payroll revenue, and by the impact of client mix in the mid-market. The growth for the six months was also tempered by the impact of greater payroll processing per day in the first three months of fiscal 2012.
Human Resource Services revenue: HRS revenue increased 12% and 10% for the second quarter and six months to $182.4 million and $364.6 million, respectively, compared to the same periods last year. The following factors contributed to this growth:

•
Retirement services revenue was positively impacted by client growth and an increase in the average asset value of retirement services client employee’s funds, offset partially by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external fund managers.

•
Paychex HR Solutions revenue was positively impacted by price increases and growth in both clients and client employees. The rate of growth for Paychex HR Solutions revenue was tempered by fewer client employees within our PEO.

•	Insurance services revenue has benefited from the growth in health and benefits services applicants and increases in both clients and premiums in workers’ compensation insurance services.
Total service revenue: Total service revenue increased 5% and 4% for the second quarter and six months to $559.4 million and $1.1 billion, respectively, compared to the same periods last year, attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients decreased 8% for both the second quarter and six months, compared to the same periods last year, to $10.0 million and $20.1 million, respectively. These declines were the result of lower average interest rates earned, offset by an increase in average investment balances. The decrease in average interest rates earned resulted from declines in average yields on high credit quality financial securities. The average rate of return was also impacted by the mix within our short-term portfolio, with a greater percentage of the portfolio invested in tax-exempt securities. Average investment balances increased 4% for the second quarter and 3% for the six months. These increases were related to increases in checks per payroll and payroll tax administration services clients, wage inflation, and calendar impacts.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2012	2011	Change	2012	2011	Change
Compensation-related expenses	$227.8	$221.0	3%	$458.7	$443.5	3%
Facilities expense	13.2	14.4	(9)%	27.0	28.8	(6)%
Depreciation and amortization	24.2	24.1	—	48.3	48.3	—
Other expenses	74.2	68.3	9%	145.6	140.6	4%
Total operating and SG&A expenses	$339.4	$327.8	4%	$679.6	$661.2	3%
Total expenses increased 4% and 3% for the second quarter and six months to $339.4 million and $679.6 million, respectively, compared to the same periods last year. This was largely due to investments in product development and supporting technology.

These expenses increased at a greater rate than total expenses. Expenses were positively impacted by increased productivity in our operations. As of November 30, 2012 and 2011, we had approximately 12,500 and 12,400 employees, respectively.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.
Operating income: Operating income increased 6% and 5% to $230.0 million and $468.0 million, respectively, for the second quarter and six months, as compared with the same periods last year. The change in operating income is attributable to the factors previously discussed.
Operating income, net of certain items, is summarized as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2012	2011	Change	2012	2011	Change
Operating income	$230.0	$217.9	6%	$468.0	$447.6	5%
Excluding interest on funds held for clients	(10.0)	(10.7)	(8)%	(20.1)	(21.8)	(8)%
Operating income, net of certain items	$220.0	$207.2	6%	$447.9	$425.8	5%
Operating income, net of certain items, as a percent of total service revenue	39.3%	38.7%		39.7%	39.2%
We anticipate that operating income, net of certain items, as a percent of total service revenue will be approximately 37% for the full year fiscal 2013. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 22% and 26% for the second quarter and six months to $1.9 million and $3.8 million, respectively, primarily as a result of higher average invested balances from investment of cash generated from operations.
Income taxes: Our effective income tax rate was 36.2% for both the second quarter and six months, compared with 36.0% and 35.8% for the respective prior year periods. The increase in the effective income tax rate was primarily the result of changes in state apportionment and lower levels of tax-exempt income derived from the longer-term municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income increased 5% and 4% for the second quarter and six months to $147.9 million and $301.0 million, respectively, as compared with the same periods last year. Diluted earnings per share increased 5% and 4% to $0.41 and $0.83, respectively, for the second quarter and six months as compared with the same periods last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, our financial position as of November 30, 2012 remained strong with cash and total corporate investments of $805.5 million and no debt. We also believe that our investments as of November 30, 2012 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2012 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.

Lines of credit: As of November 30, 2012, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2013
Bank of America, N.A.	$250 million	February 2013
PNC Bank, National Association	$150 million	February 2013
Wells Fargo Bank, National Association	$150 million	February 2013
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the six months ended, November 30, 2012.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of November 30, 2012, we had irrevocable standby letters of credit available totaling $38.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2013 and December 2013. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2012.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $5.2 million of capital assets as of November 30, 2012.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2012.
Operating Cash Flow Activities

	For the six months ended November 30,
In millions	2012	2011
Net income	$301.0	$289.3
Non-cash adjustments to net income	104.8	104.0
Cash used in changes in operating assets and liabilities	(79.8)	(96.1)
Net cash provided by operating activities	$326.0	$297.2
The increase in our operating cash flows for the six months compared to the same period last year was a result of fluctuations in operating assets and liabilities and higher net income. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	For the six months ended November 30,
In millions	2012	2011
Net change in funds held for clients and corporate investment activities	$804.6	$479.9
Purchases of property and equipment	(54.5)	(44.1)
Acquisition of businesses, net of cash acquired	(12.0)	(1.0)
Purchases of other assets	(0.5)	—
Net cash provided by investing activities	$737.6	$434.8
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The fluctuation in the net change in funds held for clients and corporate investment activities is attributable to a change in the mix of assets within our short-term portfolio and timing of client fund cash activity. During the first six months of fiscal 2013, our primary short-term investment vehicle was VRDNs. VRDNs are utilized as short-term investments, but are classified as available-for-sale securities. In the prior year period, our primary short-term investment vehicle was FDIC-insured deposit accounts, which are cash equivalents. This resulted in a higher level of purchases and sales of available-for-sale securities and a higher amount of cash inflows from divesting of cash equivalents during the first six months of fiscal 2013 compared to the same period last year. In addition, the fluctuation in the net change in funds held for clients and corporate investments also relates to the timing within the client fund obligations, as discussed under financing cash flows.
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
Financing Cash Flow Activities

	For the six months ended November 30,
In millions, except per share amounts	2012	2011
Net change in client fund obligations	$(829.8)	$(528.3)
Dividends paid	(236.4)	(228.4)
Equity activity related to stock-based awards	16.4	1.8
Net cash used in financing activities	$(1,049.8)	$(754.9)
Cash dividends per common share	$0.65	$0.63
Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in the outflow of funds for client fund obligations is the result of the timing of collections and remittances. November 30, 2012 fell on a Friday, which is a direct deposit payment date, the impact of which was partially offset by Friday payroll tax administration services collections. For the prior period, there was also a net cash outflow as a result of timing around the Federal Holiday at May 30, 2011, where tax payments were made in June 2011. Both periods reflected net cash outflows, but the direct deposit impact at November 30, 2012 involved larger dollars.

Dividends paid: In October 2012, the quarterly shareholder dividend was increased 3% to $0.33 per share from $0.32 per share. A quarterly dividend of $0.33 per share was paid November 15, 2012 to stockholders of record as of November 2, 2012. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Equity activity related to stock-based awards: Equity activity related to stock-based awards increased as a result of stock option exercises of 0.7 million shares for the six months compared to minimal option exercises for the same period last year.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and one-half years.
During the first six months of fiscal 2013, our primary short-term investment vehicle was VRDNs. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the first six months of fiscal 2013, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2% compared with 1.3% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2012 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, approximately 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2012 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2012
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$299.2	$302.8
Due after one year through three years	705.1	724.9
Due after three years through five years	643.5	666.5
Due after five years	1,297.2	1,313.7
Total	$2,945.0	$3,007.9
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
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.3 billion for fiscal 2013. Our anticipated allocation is approximately 50% invested in short-term and VRDNs with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three and one-half years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $62.9 million million as of November 30, 2012, compared with a net unrealized gain of $59.5 million as of May 31, 2012. During the first six months of fiscal 2013, the net unrealized gain on our investment portfolios ranged from $53.8 million to $64.1 million. Our investment portfolios reflected a net unrealized gain of approximately $54.4 million as of December 14, 2012.
As of November 30, 2012 and May 31, 2012, we had $3.0 billion and $3.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.9% and 2.2% as of November 30, 2012 and May 31, 2012, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of November 30, 2012 would be in the range of $17.5 million to $18.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2012 were not other-than-temporarily impaired. While $57.7 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $0.1 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2012 and May 31, 2012 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PAYCHEX, INC.

Date: December 19, 2012	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2012	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)