Form 10-Q
period 2013-02-28
PAYCHEX INC
filed 2013-03-27
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	363,897,991 Shares
CLASS	OUTSTANDING AS OF	February 28, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenue:
Service revenue	$582.4	$558.5	$1,709.9	$1,645.5
Interest on funds held for clients	10.9	11.0	31.0	32.8
Total revenue	593.3	569.5	1,740.9	1,678.3
Expenses:
Operating expenses	172.1	174.2	500.6	501.0
Selling, general and administrative expenses	196.2	184.9	547.3	519.3
Total expenses	368.3	359.1	1,047.9	1,020.3
Operating income	225.0	210.4	693.0	658.0
Investment income, net	1.4	1.6	5.2	4.6
Income before income taxes	226.4	212.0	698.2	662.6
Income taxes	81.9	76.6	252.7	237.9
Net income	144.5	135.4	445.5	424.7

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(7.0)	9.2	(5.0)	5.6
Total other comprehensive (loss)/income, net of tax	(7.0)	9.2	(5.0)	5.6
Comprehensive income	$137.5	$144.6	$440.5	$430.3

Basic earnings per share	$0.40	$0.37	$1.23	$1.17
Diluted earnings per share	$0.40	$0.37	$1.22	$1.17
Weighted-average common shares outstanding	363.8	362.5	363.5	362.4
Weighted-average common shares outstanding, assuming dilution	364.6	363.1	364.2	362.9
Cash dividends per common share	$0.66	$0.32	$1.31	$0.95
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	February 28, 2013	May 31, 2012
ASSETS
Cash and cash equivalents	$100.4	$108.8
Corporate investments	470.2	207.5
Interest receivable	25.3	30.6
Accounts receivable, net of allowance for doubtful accounts	125.1	142.4
Deferred income taxes	6.8	1.6
Prepaid income taxes	—	5.6
Prepaid expenses and other current assets	35.6	35.2
Current assets before funds held for clients	763.4	531.7
Funds held for clients	5,556.2	4,544.2
Total current assets	6,319.6	5,075.9
Long-term corporate investments	227.0	473.7
Property and equipment, net of accumulated depreciation	341.7	324.3
Intangible assets, net of accumulated amortization	49.9	55.8
Goodwill	533.9	517.4
Deferred income taxes	32.6	29.2
Other long-term assets	2.8	3.3
Total assets	$7,507.5	$6,479.6

LIABILITIES
Accounts payable	$47.6	$69.7
Accrued compensation and related items	139.3	130.9
Deferred revenue	3.9	3.0
Accrued income taxes	9.9	—
Deferred income taxes	11.1	13.9
Other current liabilities	34.5	33.8
Current liabilities before client fund obligations	246.3	251.3
Client fund obligations	5,510.2	4,494.4
Total current liabilities	5,756.5	4,745.7
Accrued income taxes	49.6	35.9
Deferred income taxes	47.0	40.6
Other long-term liabilities	48.5	52.9
Total liabilities	5,901.6	4,875.1

COMMITMENTS AND CONTINGENCIES – NOTE H

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.9 shares as of February 28, 2013 and 362.6 shares as of May 31, 2012, respectively.	3.6	3.6
Additional paid-in capital	604.7	561.1
Retained earnings	964.9	1,002.1
Accumulated other comprehensive income	32.7	37.7
Total stockholders’ equity	1,605.9	1,604.5
Total liabilities and stockholders’ equity	$7,507.5	$6,479.6
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the nine months ended
	February 28, 2013	February 29, 2012
OPERATING ACTIVITIES
Net income	$445.5	$424.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	73.3	72.9
Amortization of premiums and discounts on available-for-sale securities, net	41.4	31.3
Stock-based compensation costs	16.9	17.6
(Benefit)/provision for deferred income taxes	(4.8)	5.2
Provision for allowance for doubtful accounts	0.8	0.6
Net realized gains on sales of available-for-sale securities	(0.9)	(0.6)
Changes in operating assets and liabilities:
Interest receivable	5.3	7.9
Accounts receivable	17.4	24.8
Prepaid expenses and other current assets	5.2	(4.6)
Accounts payable and other current liabilities	(2.4)	(18.2)
Net change in other assets and liabilities	8.7	1.0
Net cash provided by operating activities	606.4	562.6
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(18,655.1)	(7,636.2)
Proceeds from sales and maturities of available-for-sale securities	16,792.3	6,732.3
Net change in funds held for clients’ money market securities and other cash equivalents	787.8	182.1
Purchases of property and equipment	(74.2)	(62.5)
Acquisition of businesses, net of cash acquired	(21.3)	(6.0)
Purchases of other assets	(5.1)	(0.9)
Net cash used in investing activities	(1,175.6)	(791.2)
FINANCING ACTIVITIES
Net change in client fund obligations	1,015.8	595.5
Dividends paid	(476.7)	(344.3)
Equity activity related to stock-based awards	21.7	4.9
Net cash provided by financing activities	560.8	256.1
(Decrease)/increase in cash and cash equivalents	(8.4)	27.5
Cash and cash equivalents, beginning of period	108.8	119.0
Cash and cash equivalents, end of period	$100.4	$146.5
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2013
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the nine months ended February 28, 2013 and February 29, 2012. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 28, 2013 and May 31, 2012.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2012 (“fiscal 2012”). Operating results and cash flows for the nine months ended February 28, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2013 (“fiscal 2013”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO workers’ compensation insurance: Workers’ compensation insurance for professional employer organization ("PEO") worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2013 and fiscal 2012 policies. As of February 28, 2013 and May 31, 2012, the Company had recorded current liabilities of $6.0 million and $6.2 million, respectively, and long-term liabilities of $15.1 million and $19.0 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income over the requisite service period and increase additional paid-in capital. Stock-based compensation costs recognized were $5.4 million and $16.9 million, respectively, for the three and nine months ended February 28, 2013, as compared with $5.7 million and $17.6 million, respectively, for the three and nine months ended February 29, 2012. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2012 Form 10-K.
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

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Recently issued accounting pronouncements: In February 2013, the FASB issued additional guidance on reporting and disclosures surrounding comprehensive income. This guidance requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012, and the Company will adopt this guidance effective June 1, 2013. The Company does not anticipate the adoption of this guidance will have a material effect on its consolidated financial statements.
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
Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
In millions, except per share amounts	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic earnings per share:
Net income	$144.5	$135.4	$445.5	$424.7
Weighted-average common shares outstanding	363.8	362.5	363.5	362.4
Basic earnings per share	$0.40	$0.37	$1.23	$1.17
Diluted earnings per share:
Net income	$144.5	$135.4	$445.5	$424.7
Weighted-average common shares outstanding	363.8	362.5	363.5	362.4
Dilutive effect of common share equivalents at average market price	0.8	0.6	0.7	0.5
Weighted-average common shares outstanding, assuming dilution	364.6	363.1	364.2	362.9
Diluted earnings per share	$0.40	$0.37	$1.22	$1.17
Weighted-average anti-dilutive common share equivalents	7.0	8.9	7.3	10.3
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended February 28, 2013 and February 29, 2012, 0.2 million and 0.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the nine months ended February 28, 2013 and February 29, 2012, 1.3 million shares and 0.4 million shares, respectively, of the Company's common stock were issued in connection with the exercise or vesting of stock-based awards.

Note C: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 28, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,369.4	$—	$—	$1,369.4
Available-for-sale securities:
General obligation municipal bonds	1,345.8	34.7	(0.3)	1,380.2
Pre-refunded municipal bonds(1)	207.5	3.9	—	211.4
Revenue municipal bonds	668.4	13.9	(0.3)	682.0
Variable rate demand notes	2,600.1	—	—	2,600.1
Total available-for-sale securities	4,821.8	52.5	(0.6)	4,873.7
Other	9.4	0.9	—	10.3
Total funds held for clients and corporate investments	$6,200.6	$53.4	$(0.6)	$6,253.4

	May 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,157.2	$—	$—	$2,157.2
Available-for-sale securities:
General obligation municipal bonds	1,295.0	39.1	(0.2)	1,333.9
Pre-refunded municipal bonds(1)	326.8	7.5	—	334.3
Revenue municipal bonds	487.9	13.2	(0.1)	501.0
Variable rate demand notes	889.8	—	—	889.8
Total available-for-sale securities	2,999.5	59.8	(0.3)	3,059.0
Other	8.8	0.5	(0.1)	9.2
Total funds held for clients and corporate investments	$5,165.5	$60.3	$(0.4)	$5,225.4

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of February 28, 2013 and May 31, 2012 are commercial paper, money market funds, Federal Deposit Insurance Corporation (“FDIC”) insured deposit accounts, and other bank demand deposit accounts. Also included as of May 31, 2012 were short-term municipal bonds. Within bank demand deposit accounts for funds held for clients, the Company maintained $20.5 million as of February 28, 2013 and $13.7 million as of May 31, 2012 in a separately designated account for tax obligations of a partner's clients.
Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	February 28, 2013	May 31, 2012
Funds held for clients	$5,556.2	$4,544.2
Corporate investments	470.2	207.5
Long-term corporate investments	227.0	473.7
Total funds held for clients and corporate investments	$6,253.4	$5,225.4

Note C: Funds Held for Clients and Corporate Investments — continued

The Company’s available-for-sale securities reflected a net unrealized gain of $51.9 million as of February 28, 2013 compared with a net unrealized gain of $59.5 million as of May 31, 2012. Included in the net unrealized gain as of February 28, 2013 and May 31, 2012, respectively, there were 43 and 35 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, were as follows:

	February 28, 2013
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.3)	$55.1	$—	$—	$(0.3)	$55.1
Pre-refunded municipal bonds	—	3.1	—	—	—	3.1
Revenue municipal bonds	(0.3)	63.3	—	1.1	(0.3)	64.4
Total	$(0.6)	$121.5	$—	$1.1	$(0.6)	$122.6

	May 31, 2012
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.2)	$124.4	$—	$—	$(0.2)	$124.4
Revenue municipal bonds	(0.1)	55.6	—	—	(0.1)	55.6
Total	$(0.3)	$180.0	$—	$—	$(0.3)	$180.0
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 28, 2013, that had unrealized losses of $0.6 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2013 and May 31, 2012 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. For the three and nine months ended February 28, 2013, realized gains were $0.6 million and $0.9 million, respectively. For the three and nine months ended February 29, 2012, realized gains were $0.4 million and $0.6 million, respectively. There were no realized losses recognized in any of the respective periods.

Note C: Funds Held for Clients and Corporate Investments — continued

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$281.3	$283.9
Due after one year through three years	719.4	738.0
Due after three years through five years	644.4	665.1
Due after five years	3,176.7	3,186.7
Total	$4,821.8	$4,873.7
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,380.2	$—	$1,380.2	$—
Pre-refunded municipal bonds	211.4	—	211.4	—
Revenue municipal bonds	682.0	—	682.0	—
Variable rate demand notes	2,600.1	—	2,600.1	—
Total available-for-sale securities	$4,873.7	$—	$4,873.7	$—
Other securities	$10.3	$10.3	$—	$—
Liabilities:
Other long-term liabilities	$10.3	$10.3	$—	$—

	May 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,333.9	$—	$1,333.9	$—
Pre-refunded municipal bonds	334.3	—	334.3	—
Revenue municipal bonds	501.0	—	501.0	—
Variable rate demand notes	889.8	—	889.8	—
Total available-for-sale securities	$3,059.0	$—	$3,059.0	$—
Other securities	$9.2	$9.2	$—	$—
Liabilities:
Other long-term liabilities	$9.2	$9.2	$—	$—

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

In millions	February 28, 2013	May 31, 2012
Land and improvements	$8.1	$7.0
Buildings and improvements	98.4	96.8
Data processing equipment	173.5	212.3
Software	282.6	263.5
Furniture, fixtures, and equipment	144.9	154.2
Leasehold improvements	98.5	96.0
Construction in progress	30.8	28.2
Total property and equipment, gross	836.8	858.0
Less: Accumulated depreciation and amortization	495.1	533.7
Property and equipment, net of accumulated depreciation	$341.7	$324.3
Depreciation expense was $20.1 million and $59.0 million for the three and nine months ended February 28, 2013, respectively, compared to $18.8 million and $55.7 million for the three and nine months ended February 29, 2012, respectively.
Note F: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $533.9 million as of February 28, 2013 and 517.4 million as of May 31, 2012. The increase in goodwill is the result of two immaterial business acquisitions.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	February 28, 2013	May 31, 2012
Client lists	$231.1	$223.6
Other intangible assets	2.4	2.0
Total intangible assets, gross	233.5	225.6
Less: Accumulated amortization	183.6	169.8
Intangible assets, net of accumulated amortization	$49.9	$55.8
Amortization expense relating to intangible assets was $4.9 million and $14.3 million for the three and nine months ended February 28, 2013, respectively, as compared with $5.8 million and $17.2 million for the three and nine months ended February 29, 2012, respectively.
As of February 28, 2013, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2013 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2013	$19.0
2014	$14.8
2015	$10.8
2016	$7.7
2017	$5.5

Note G: Other Comprehensive (Loss)/Income
Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
Other comprehensive (loss)/income, is as follows:

	For the three months ended		For the nine months ended
In millions	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	$(6.6)	$9.4	$(4.4)	$6.0
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.4)	(0.2)	(0.6)	(0.4)
Total other comprehensive (loss)/income, net of tax	$(7.0)	$9.2	$(5.0)	$5.6
As of February 28, 2013, accumulated other comprehensive income was $32.7 million, which was net of taxes of $19.1 million. As of May 31, 2012, accumulated other comprehensive income was $37.7 million, which was net of taxes of $21.8 million. Accumulated other comprehensive income is comprised of unrealized gains/losses, net of tax.
Note H: Commitments and Contingencies
Lines of credit: As of February 28, 2013, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2014
Bank of America, N.A.	$250 million	February 2014
PNC Bank, National Association	$150 million	February 2014
Wells Fargo Bank, National Association	$150 million	February 2014
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the nine months ended, February 28, 2013.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to the Company’s irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of February 28, 2013 and May 31, 2012, the Company had irrevocable standby letters of credit available totaling $38.8 million and $46.8 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2013 and December 2013. Upon draw down of funds, the letters of credit are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2013.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $4.4 million and $7.6 million of capital assets as of February 28, 2013 and May 31, 2012, respectively.
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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated

Note H: Commitments and Contingencies – continued

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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and nine months ended February 28, 2013 and February 29, 2012, and our financial condition as of February 28, 2013. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2013 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2012 (“fiscal 2012”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
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
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. They are provided through either our core payroll services or, for our clients with more sophisticated payroll and benefits needs, our Major Market Services (“MMS”). In addition to the services described below, our software-as-a-service solution (“SaaS”) through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
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

eServices	Offers online human resource administration software products for employee benefits management and administration, expense reporting, applicant tracking, and time and attendance solutions.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Overview
Our financial results for the three months ended February 28, 2013 (the "third quarter") of the fiscal year ending May 31, 2013 ("fiscal 2013") continued to show good progress. Payroll service revenue grew 2%, up from the 1% growth experienced for the first half of fiscal 2013. Payroll services revenue growth is expected to be higher in the fourth quarter of fiscal 2013. Human Resource Services ("HRS") revenue grew at a double-digit rate as we continue to experience success in selling value-added solutions to clients. Our key business indicators of checks per payroll and revenue per check continued to show improvement and client retention remains at record levels. Growth in checks per payroll was 2.3% for the third quarter, compared to 1.8% for the prior year third quarter. Checks per payroll for the third quarter was stronger than anticipated partially due to higher calendar year-end bonus payment activity.
We completed our peak selling season and are recognizing positive results from our selling efforts. We have experienced an increase in the revenue per new sale, reflecting a shift in our sales mix towards more feature rich bundles at higher price points. We have seen an increase in sales in our Retirement Services and HR Solutions services.
Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for the third quarter compared to 1.1% for the same period last year. The decline in average interest rates earned was partially due to a change in the mix within our short-term portfolio to a higher percentage of tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned.

We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to product development and supporting technology. We continue to enhance and expand within our Paychex Next Generation suite of innovative products and services, and enhance functionality for our mid-market clients. This platform allows us to leverage efficiencies in our processes and to continue to provide world-class customer service to our clients. We believe investment in our technology is a key building block for future success.
We have been positioning ourselves to capture the opportunity created by a greater interest in online, SaaS solutions through both product development and recent acquisitions with SaaS-oriented business models, including our SurePayroll product which continues to perform well. We continue to enhance our online and mobile offerings, adding greater value and convenience for our clients. The combination of our market-leading SaaS solutions combined with our service model allow us to offer a unique value proposition in the market.
Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Payroll service revenue increased 2% to $393.7 million.

•	HRS revenue increased 10% to $188.7 million.

•	Interest on funds held for clients was flat at $10.9 million.

•	Total revenue increased 4% to $593.3 million.

•
Operating income and operating income, net of certain items, both increased 7% to $225.0 million and $214.1 million, respectively. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income increased 7% to $144.5 million and diluted earnings per share increased 8% to $0.40 per share.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the basis of the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations - Operating Income” section of this Form 10-Q.
Financial Position and Liquidity
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, as of February 28, 2013, our financial position remained strong with cash and total corporate investments of $797.6 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the nine months ended February 28, 2013 (the "nine months"), our primary short-term investment vehicles were high quality variable rate demand notes (“VRDN”s) and Federal Deposit Insurance Corporation ("FDIC") insured deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of February 28, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $606.4 million for the first nine months of fiscal 2013. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of February 28, 2013, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the third quarter and nine months and our financial position as of February 28, 2013, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2013 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected full year fiscal 2013 payroll revenue growth rate is based upon anticipated client base growth and modest increases in revenue per check. HRS revenue growth is expected to remain in line with our historical organic experience. We anticipate stronger revenue growth in our fourth quarter, consistent with our initial guidance provided in June 2012. Prior acquisitions are expected to have minimal impact on projected revenue growth rates for fiscal 2013.
Our guidance is as follows:

	Low		High
Payroll service revenue	2%	—	3%
HRS revenue	9%	—	11%
Total service revenue	5%	—	6%
Interest on funds held for clients	(8)%	—	(6)%
Investment income, net	—%	—	5%
Net income	5%	—	7%
Operating income, net of certain items, as a percentage of total service revenue is expected to be approximately 37% to 38% for fiscal 2013. The effective income tax rate for fiscal 2013 is expected to approximate the tax rate for the first nine months.
Interest on funds held for clients and investment income for fiscal 2013 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.0% for fiscal 2013. The average rate of return is anticipated to continue to be impacted by a change in the mix within our short-term investment portfolio to a greater percentage invested in tax-exempt securities. While tax-exempt securities typically earn a lower rate of return, they are expected to lower income tax on interest earned. As of February 28, 2013, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 1.9% and an average duration of 3.1 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income growth reflects the impact of anticipated lower average investment balances during the second half of the fiscal year.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended			For the nine months ended
$ in millions	February 28, 2013	February 29, 2012	Change	February 28, 2013	February 29, 2012	Change
Revenue:
Payroll service revenue	$393.7	$386.5	2%	$1,156.6	$1,140.5	1%
Human Resource Services revenue	188.7	172.0	10%	553.3	505.0	10%
Total service revenue	582.4	558.5	4%	1,709.9	1,645.5	4%
Interest on funds held for clients	10.9	11.0	—%	31.0	32.8	(6)%
Total revenue	593.3	569.5	4%	1,740.9	1,678.3	4%
Combined operating and SG&A expenses	368.3	359.1	3%	1,047.9	1,020.3	3%
Operating income	225.0	210.4	7%	693.0	658.0	5%
Investment income, net	1.4	1.6	(11)%	5.2	4.6	13%
Income before income taxes	226.4	212.0	7%	698.2	662.6	5%
Income taxes	81.9	76.6	7%	252.7	237.9	6%
Effective income tax rate	36.2%	36.1%		36.2%	35.9%
Net income	144.5	$135.4	7%	$445.5	$424.7	5%
Diluted earnings per share	$0.40	$0.37	8%	$1.22	$1.17	4%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 28, 2013, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
$ in millions	February 28, 2013	February 29, 2012	Change	February 28, 2013	February 29, 2012	Change
Average investment balances:
Funds held for clients	$4,151.8	$3,916.1	6%	$3,561.6	$3,427.2	4%
Corporate investments	676.6	693.7	(2)%	738.9	662.1	12%
Total	$4,828.4	$4,609.8	5%	$4,300.5	$4,089.3	5%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.0%	1.1%		1.1%	1.3%
Corporate investments	0.8%	0.9%		0.9%	0.9%
Combined funds held for clients and corporate investments	1.0%	1.1%		1.1%	1.2%

Total net realized gains	$0.6	$0.4		$0.9	$0.6

As of: $ in millions	February 28, 2013	May 31, 2012
Net unrealized gain on available-for-sale securities (1)	$51.9	$59.5
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$4,873.7	$3,059.0
Weighted-average duration of available-for-sale securities in years (3)	3.1	3.0
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.9%	2.2%

(1)	The net unrealized gain of our investment portfolio was approximately $45.5 million as of March 22, 2013.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2013 and May 31, 2012.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue increased 2% for the third quarter and 1% for the nine months to $393.7 million and $1.2 billion, respectively, compared to the same periods last year. This growth was due to increases in both checks per payroll and revenue per check. Checks per payroll increased 2.3% for the third quarter and 1.9% for the nine months compared to the same periods last year. Checks per payroll benefited in the third quarter from higher calendar year-end bonus payment activity. Checks per payroll for the nine months was tempered by the impacts of Hurricane Sandy in the second quarter, which was estimated to negatively impact payroll service revenue growth by 0.5% for the second quarter. Revenue per check grew modestly as a result of price increases, partially offset by discounting. For the third quarter, our payroll service revenue growth was tempered by one less day or payroll processing in the quarter due to the leap year in the prior year.
Human Resource Services revenue: HRS revenue increased 10% for both the third quarter and nine months to $188.7 million and $553.3 million, respectively, compared to the same periods last year. The following factors contributed to this growth:

•
Retirement services revenue benefited from client growth, price increases, and an increase in the average asset value of retirement services client employee’s funds, offset partially by the impact from a shift in the mix of assets within these funds to investments earning lower fees from external fund managers.

•
Paychex HR Solutions revenue increased due to growth in both clients and client employees and price increases. The rate of growth for Paychex HR Solutions revenue was tempered by fewer client employees on average within our PEO. However, we have seen an improvement in both new sales and client retention in the PEO during our peak selling season. Both PEO clients and client employees were higher at the end of the third quarter compared to a year ago.

•
Insurance services revenue continues to improve as a result of growth in health and benefits services applicants, though at moderating rates. Growth also resulted from increases in both clients and premiums in workers’ compensation insurance services.

•	Our e-Services revenues reflects higher client base and price increases, particularly as we continue to focus on adding SaaS-based solutions.
Total service revenue: Total service revenue increased 4% for both the third quarter and nine months to $582.4 million and $1.7 billion, respectively, compared to the same periods last year, attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was flat for the third quarter at $10.9 million and decreased 6% for the nine months to $31.0 million. These results were the result of lower average interest rates earned, offset by an increase in average investment balances. The decrease in average interest rates earned resulted from declines in average yields on high credit quality financial securities. The average rate of return was also impacted by the mix within our short-term portfolio, with a greater percentage of the portfolio invested in tax-exempt securities. Average investment balances increased 6% for the third quarter and 4% for the nine months. The increases were driven primarily by the expiration of certain payroll tax cuts on December 31, 2012 (the "Payroll Tax Cut Holiday"), which resulted in higher social security withholdings, along with higher checks per payroll and wage inflation.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the nine months ended
$ in millions	February 28, 2013	February 29, 2012	Change	February 28, 2013	February 29, 2012	Change
Compensation-related expenses	$247.5	$240.8	3%	$706.2	$684.3	3%
Facilities expense	14.2	14.3	(1)%	41.2	43.1	(4)%
Depreciation and amortization	25.0	24.6	1%	73.3	72.9	—
Other expenses	81.6	79.4	3%	227.2	220.0	3%
Total operating and SG&A expenses	$368.3	$359.1	3%	$1,047.9	$1,020.3	3%
Total expenses increased 3% for both the third quarter and nine months to $368.3 million and $1.0 billion, respectively, compared to the same periods last year. This was largely due to investments in product development and supporting technology. These expenses increased at a greater rate than total expenses. Expenses were positively impacted by increased productivity in our operations. As of February 28, 2013 and February 29, 2012, we had approximately 12,500 and 12,400 employees, respectively.
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
Operating income: Operating income increased 7% and 5% to $225.0 million and $693.0 million, respectively, for the third quarter and nine months, as compared with the same periods last year. The change in operating income is attributable to the factors previously discussed.
Operating income, net of certain items, is summarized as follows:

	For the three months ended			For the nine months ended
$ in millions	February 28, 2013	February 29, 2012	Change	February 28, 2013	February 29, 2012	Change
Operating income	$225.0	$210.4	7%	$693.0	$658.0	5%
Excluding interest on funds held for clients	(10.9)	(11.0)	—%	(31.0)	(32.8)	(6)%
Operating income, net of certain items	$214.1	$199.4	7%	$662.0	$625.2	6%
Operating income, net of certain items, as a percent of total service revenue	36.8%	35.7%		38.7%	38.0%
We anticipate that operating income, net of certain items, as a percent of total service revenue will be in the range of 37% to 38% for the full year fiscal 2013. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income decreased 11% for the third quarter and increased 13% for the nine months to $1.4 million and $5.2 million, respectively. The decrease for the third quarter was attributable to lower average interest rates earned and lower average invested balances as a result of the accelerated dividend payment to stockholders in December 2012. The increase for the nine months was primarily the result of higher average invested balances from investment of cash generated from operations.
Income taxes: Our effective income tax rate was 36.2% for both the third quarter and nine months, compared with 36.1% and 35.9% for the respective prior year periods. The increase in the effective income tax rate was primarily the result of changes in state apportionment and lower levels of tax-exempt income derived from the longer-term municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income increased 7% and 5% for the third quarter and nine months to $144.5 million and $445.5 million, respectively, as compared with the same periods last year. Diluted earnings per share increased 8% and 4% to $0.40 and $1.22, respectively, for the third quarter and nine months as compared with the same periods last year. These fluctuations were attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this challenging macroeconomic environment, our financial position as of February 28, 2013 remained strong with cash and total corporate investments of $797.6 million and no debt. We also believe that our investments as of February 28, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 28, 2013 along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of February 28, 2013, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 2014
Bank of America, N.A.	$250 million	February 2014
PNC Bank, National Association	$150 million	February 2014
Wells Fargo Bank, National Association	$150 million	February 2014
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the nine months ended, February 28, 2013.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our irrevocable standby letters of credit, which are discussed next.
Letters of credit: As of February 28, 2013, we had irrevocable standby letters of credit available totaling $38.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2013 and December 2013. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2013.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $4.4 million of capital assets as of February 28, 2013.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of February 28, 2013.

Operating Cash Flow Activities

	For the nine months ended
In millions	February 28, 2013	February 29, 2012
Net income	$445.5	$424.7
Non-cash adjustments to net income	126.7	127.0
Cash provided by changes in operating assets and liabilities	34.2	10.9
Net cash provided by operating activities	$606.4	$562.6
The increase in our operating cash flows for the nine months compared to the same period last year was a result of higher net income and fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended
In millions	February 28, 2013	February 29, 2012
Net change in funds held for clients and corporate investment activities	$(1,075.0)	$(721.8)
Purchases of property and equipment	(74.2)	(62.5)
Acquisition of businesses, net of cash acquired	(21.3)	(6.0)
Purchases of other assets	(5.1)	(0.9)
Net cash used in investing activities	$(1,175.6)	$(791.2)
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note C of the Notes to Consolidated Financial Statements.
The fluctuation in the net change in funds held for clients and corporate investment activities is largely attributable to a change in the mix of assets within our short-term portfolio. During the first nine months of fiscal 2013, we utilized more VRDNs for our short-term investment vehicle. VRDNs are utilized as short-term investments, but are classified as available-for-sale securities. In the prior year period, we utilized more FDIC-insured deposit accounts, which are cash equivalents. This resulted in a higher level of purchases and sales of available-for-sale securities and a higher amount of cash inflows from divesting of cash equivalents during the first nine months of fiscal 2013 compared to the same period last year. In addition, the fluctuation in the net change in funds held for clients and corporate investments also relates to an increase in funds collected from clients, which were able to be invested, as a result of higher payroll tax collections from the expiration of the Payroll Tax Cut Holiday and higher calendar year-end bonus payment activity.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we expanded and upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflects two immaterial acquisitions of eServices SaaS solutions during the first nine months of fiscal 2013, compared to one immaterial business acquisition in the third quarter of fiscal 2012. The purchase of other assets represents purchases of customer lists.

Financing Cash Flow Activities

	For the nine months ended
In millions, except per share amounts	February 28, 2013	February 29, 2012
Net change in client fund obligations	$1,015.8	$595.5
Dividends paid	(476.7)	(344.3)
Equity activity related to stock-based awards	21.7	4.9
Net cash provided by financing activities	$560.8	$256.1
Cash dividends per common share	$1.31	$0.95
Net change in client fund obligations: The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The increase in the net inflow for client fund obligations is the result of higher tax payment collections from clients attributable to the expiration of the Payroll Tax Cut Holiday and higher calendar year-end bonus payment activity.
Dividends paid: In December 2012, the Company accelerated the payment of dividends to stockholders that would normally have been paid in February 2013 and May 2013. The accelerated dividend payment was $0.66 per share paid on December 28, 2012 to shareholders of record on December 20, 2012. In October 2012, the quarterly shareholder dividend was increased 3% to $0.33 per share from $0.32 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Equity activity related to stock-based awards: Equity activity related to stock-based awards increased as a result of stock option exercises of 0.9 million shares for the nine months compared to 0.1 million shares for the same period last year.
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
During the first nine months of fiscal 2013, our primary short-term investment vehicles were VRDNs and FDIC-insured deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the first nine months of fiscal 2013, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1% compared with 1.2% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2013 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$281.3	$283.9
Due after one year through three years	719.4	738.0
Due after three years through five years	644.4	665.1
Due after five years	3,176.7	3,186.7
Total	$4,821.8	$4,873.7
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
Subject to these factors, and in a normal financial market environment, a 25-basis-point change generally affects our tax-exempt interest rates by approximately 17 basis points. In a normal financial market environment, the impact to earnings from a 25-basis-point change in short-term interest rates would be in the range of $4.0 million to 4.5 million, after taxes, for the next twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $51.9 million million as of February 28, 2013, compared with a net unrealized gain of $59.5 million as of May 31, 2012. During the first nine months of fiscal 2013, the net unrealized gain on our investment portfolios ranged from $47.3 million to $64.1 million. Our investment portfolios reflected a net unrealized gain of approximately $45.5 million as of March 22, 2013.
As of February 28, 2013 and May 31, 2012, we had $4.9 billion and $3.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.9% and 2.2% as of February 28, 2013 and May 31, 2012, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of February 28, 2013 would be approximately $17.5 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of

February 28, 2013 were not other-than-temporarily impaired. While $122.6 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $0.6 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2013 and May 31, 2012 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PAYCHEX, INC.

Date: March 27, 2013	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2013	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)