Form 10-K
period 2013-05-31
PAYCHEX INC
filed 2013-07-22
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2013
Commission file number 0-11330
 ____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of November 30, 2012, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $10,580,591,534 based on the closing price reported for such date on the NASDAQ Global Select Market.
As of June 30, 2013, 365,531,897 shares of the registrant’s common stock, $.01 par value, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 16, 2013, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.
INDEX TO FORM 10-K
For the fiscal year ended May 31, 2013

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS PURSUANT TO THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” “Paychex,” or the “Company”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “could be,” and other similar phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections.
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
Any of these factors, as well as such other factors as discussed in Part I, Item 1A Risk Factors and throughout Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (“SEC” or “Commission”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statement made by us in this Form 10-K speaks only as of the date on which it is made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.	Business
We are a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2013, we serviced approximately 570,000 clients, including approximately 2,000 clients through four offices in Germany. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices nationwide.
Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.
Company Strategy
We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive payroll and integrated human resource services;

•
delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S., and in Germany;

•
growing our client base, primarily through the efforts of our direct sales force, along with other marketing channels such as accountants, banks, national associations and franchise organizations, and search engine marketing;

•	continually improving client service, through leveraging our leading-edge technology, to maximize client retention;

•	capitalizing on the growth opportunities within our existing client base and from new clients by increasing utilization of our payroll and human resource ancillary services and products;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.
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

At Paychex, innovative technology meets superior customer service. The integration of service and technology allows us to meet our clients' diverse needs by providing them information and products when, where, and how they want it. Our Software-as-a-Service ("SaaS") solutions, operating in the cloud, allow us to offer such versatility. Our Paychex Mobile Applications add greater value and convenience for our clients and their employees by allowing them instant access and increased productivity. Our mobile apps are available for iPad® and AndroidTM tablets and smartphones, and allow our clients and their employees to have full access to our products, offering diverse capabilities for both the employer and employee. During the fiscal year ended

May 31, 2013 ("fiscal 2013"), we introduced an industry-leading, web-based report center and robust report writer. This provides a one-stop shop for standard or on-demand reporting needs, ad-hoc and customized reporting, data-extract templates, and more.

We are integrating our leading-edge technology and mobility platform with our world class customer service through the Paychex Next Generation suite of innovative products. This technology creates an integrated workforce management tool for our clients by bringing together the services those clients need, including our payroll products and various human resource and employee benefit management services.
Payroll
Payroll processing is the foundation of our service portfolio. Our payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations. Our payroll services support the small business market through our core payroll and SurePayroll, Inc. ("SurePayroll") products. Our core payroll clients can opt for our full-service customer service model through our branch operations or use Paychex Online, our secure Internet portal, which offers a suite of self-service, interactive services twenty-four hours a day, seven days a week. These services include Paychex Online Payroll®, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Using these services, clients can communicate payroll information, access current and historical payroll information, and transfer payroll information calculated by us to their general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. In addition, our SurePayroll SaaS solution offers "do-it-yourself," self-service and mobile applications for small business.
Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services ("MMS") payroll product. We offer a SaaS solution to meet the payroll and human resource administrative needs of our MMS clients. This allows our mid-market payroll product to be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs through every step of the employee life cycle. Ancillary services particularly beneficial to our MMS clients include the following:

•
Paychex HR Online, our Internet-based human resource management system, offers powerful tools for managing employee benefits, personnel information, and critical human resource compliance and reporting needs. In addition, its self-service features allow for better communication between management and employees.

•	BeneTrac, our employee benefits management and administration system, provides our clients a simple, accurate, and cost-effective solution for streamlined benefits management.

•
Paychex Time and Labor Online makes the time and attendance process more efficient. This solution can reduce time spent on preparing timesheets, minimize redundant data entry, increase awareness of critical labor information, and aid in compliance with federal time recording requirements.

•
Paychex Expense Manager is an integrated expense management solution that allows clients to control discretionary spending while giving employees an easy-to-use, secure tool to prepare and submit expense reports online.

•	Applicant tracking provides our clients with a tool to manage their recruiting process in order to better hire and retain talented employees.
MMS clients can select Paychex One-Source Solutions, which seamlessly integrates our mid-market payroll product, Paychex Time and Labor Online, and Paychex HR Online applications through a single, web-based client portal. MMS clients also have the option to select from a number of á la carte payroll and human resource ancillary services or opt for our comprehensive human resource and payroll outsourcing solution, Paychex HR Solutions. This flexibility allows our clients to define the solution that best meets their particular needs.
Payroll tax administration services:   Our payroll tax administration services (including Taxpay®) provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes.
Employee payment services:    Our employee payment services provide the employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our Readychex service provides a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.
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
Human Resource Services
Paychex HR Solutions:    We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Solutions offering is available as an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, assume the risks and rewards of workers’ compensation insurance, and provide health care coverage to PEO client employees. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Solutions has reduced redundancies and created more flexible options for business owners to find the solution that best meets their needs. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics. As of May 31, 2013, Paychex HR Solutions was utilized by 25,000 clients with approximately 672,000 client employees.
Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. For fiscal 2013 and the fiscal year ended May 31, 2012 ("fiscal 2012"), we earned an average fee of approximately twenty to twenty-five basis points from the external fund managers based on the total asset value of participants' funds. In May 2011, we acquired ePlan Services, Inc., a provider of recordkeeping and administrative solutions to the defined contribution marketplace. This acquisition allowed us to expand our retirement services to financial advisors. As of May 31, 2013, retirement services covered approximately 62,000 plans and the asset value of participants' funds externally managed totaled approximately $19.3 billion.
Insurance services:    Our licensed insurance agency, Paychex Insurance Agency, Inc. (“PIA”), provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents enjoy a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration. PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. As of May 31, 2013, approximately 108,000 clients have appointed PIA as their agent for servicing their business insurance needs.
eServices:    We offer online human resource administration software products for employee benefits management and administration and time and attendance solutions. Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and human resource compliance and reporting. Time and Labor Online helps minimize the time spent compiling time sheet information. It allows the employer to handle multiple payroll scenarios and results in improved productivity, accuracy, and reliability in the payroll process. In fiscal 2013, we expanded our eServices product line through two acquisitions in the areas of expense reporting and applicant tracking. The expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process. The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and hiring process for companies of all sizes.
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
In fiscal 2013, we added new territories and focused on market segmentation in payroll and retirement services. Within payroll, we differentiate the markets we serve between the small business market and mid-market companies. Within retirement services, we expanded our sales efforts by creating a dedicated, wholesale sales force focused solely on enhancing our relationships with financial advisors.
In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately 60% of our new core payroll clients (excluding business acquisitions) come from these referral sources.
We recently celebrated the ten year anniversary of our partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. More than half of the CPA firms in the U.S. are enrolled and actively participating in the Paychex Partner Program from AICPA Business Solutions. Our current partnership agreement with the AICPA is in place through September 2016. We enhanced our relationships with CPAs by partnering with various state CPA society organizations. In addition, we recently created a dedicated business development group to drive sales in the banking and franchise channels.
Our website available at www.paychex.com, which includes online payroll sales presentations and service and product information, is a cost-efficient tool that serves as a source of leads and new sales, while complementing the efforts of our direct sales force. This online tool allows us to market to clients and prospective clients in other geographical areas where we do not have a direct sales presence. In addition, our insurance services website available at www.paychexinsurance.com provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.
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
Paychex also builds on its reputation as an expert in the payroll and human resources industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. Our newly redesigned Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. During fiscal 2013, in an effort to help entrepreneurs and small-business owners achieve success, we launched a new and improved website, BuildMyBiz.com, that provides tools and resources for starting, growing, and managing a business.
A section of both the Paychex website, www.paychex.com, and our insurance services website, www.paychexinsurance.com, is designated to the topic of health care reform to provide answers, information, and solutions that employers need to prepare for and take action relating to the Patient Protection and Affordable Care Act of 2010 ("PPACA") and the Health Care and Education

Reconciliation Act of 2010. Paychex is positioned to assist our clients and their employees as they navigate the complexity of this legislation.
Markets and Competition
We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Industry data indicates there are approximately 12 million businesses in the geographic markets that we currently serve within the U.S. Of those businesses, greater than 99% have fewer than 100 employees and are our primary customers and target market.
We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For fiscal 2013, client retention reached record levels, in excess of 81% of our beginning client base. No single client has a material impact on total service revenue or results of operations.
The composition of the U.S. market and the client base we serve by number of employees is as follows:

Business size (Number of employees)	Estimated market distribution(1)	Paychex, Inc. distribution of client base
1-4	83%	42%
5-19	13%	40%
20-49	3%	12%
50-99	1%	4%
100+	—%	2%

(1)	Based on current available market data from Dun & Bradstreet.
The market for payroll processing and human resource services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, regional, local, and online service providers, all of which we believe have significantly smaller client bases than us.
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
Competition in the payroll processing and human resource services industry is primarily based on service responsiveness; product quality and reputation, including ease of use and accessibility of technology; breadth of service and product offering; and price. We believe we are competitive in each of these areas.
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
We continue to enhance our Paychex Next Generation platform, with its suite of innovative products, as we believe it is a key building block to our future success. We also continue to add more capabilities to our mobility applications.
Employees
As of May 31, 2013, we employed approximately 12,400 people. None of our employees were covered by collective bargaining agreements.

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
Seasonality
There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new Paychex HR Solutions worksite employees tends to be higher than during the rest of the fiscal year, primarily because many new clients prefer to start using our services at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in our third fiscal quarter, with greater sales commission expenses also reported in the third quarter.
Other
We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.
Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website. You can access them under the Corporate tab on the Investor Relations section of our website. They are made available as soon as reasonably practical after such material is filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2013 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Item 1A.	Risk Factors
Our future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results, and from our projections. The risk factors described below represent our current view of some of the most important risks facing our business and are important to understanding our business. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may adversely affect, to a material extent, our business, cash flows, financial condition, or results of operations in future periods. In addition, you should refer to the description of forward-looking statements at the beginning of Part I of this Form 10-K.
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
Our clients and our business could be adversely impacted by health care reform:    The PPACA was enacted on March 23, 2010 and was subsequently modified by the Health Care and Education Reconciliation Act of 2010 on March 30, 2010 (together with PPACA hereafter referred to as the “Act”). The Act entails sweeping health care reforms with staggered effective dates from

2010 through 2018, and many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Heath & Human Services, the Internal Revenue Service (the “IRS”), and the states.
The complexity of federal and state regulations facing employers has continued to increase over time, including the enactment of the Act. As a service provider, we have a responsibility to our clients to help them understand these increased regulations. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base. There is no guarantee that solutions we have developed to help clients navigate health care legislation will be readily accepted by clients, which could have a material adverse impact on our insurance services business. Insurance services revenue is at risk for lower commission revenue from underwriters if clients move away from traditional insurance policies utilized in the past or as a result of pressure on commission rates, driven by restrictions on insurers as to use of premiums. Refer to the discussion below regarding changes in health insurance and workers' compensation insurance rates and underlying claims trends for discussion of health care reform as it impacts our PEO.
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
Our business and reputation may be affected by security breaches and other disruptions to our information technology infrastructure, which could compromise Company and personal customer information:    We rely upon information technology networks and systems to process, transmit, and store electronic information, and to support a variety of business processes. If we experience a problem with the functioning of key systems or a security breach of our systems, the resulting disruptions could have a material adverse effect on our business.
We also collect, use, and retain large amounts of personal information about our clients and their employees that is critical to the accurate and timely provision of services to our clients. This information includes bank account numbers, credit card numbers, tax return information, social security numbers, health care information, retirement account information, payroll information, and Paychex system passwords. In addition, we also collect and maintain personal information on our employees in the ordinary course of our business. As many of our services are web-based and mobile-application-based, the amount of data we store for our users on our servers has been increasing. Vulnerabilities, threats, and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. We have security systems and information technology infrastructure in place designed to detect and protect against unauthorized access to such information. However, there is no guarantee that our systems and processes are adequate to protect against all security breaches. Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.
If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.
In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations:    Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, severe weather including events resulting from climate change, unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, and snowstorms, and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.
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
We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends:    Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claims experience and are a significant portion of our PEO direct costs. If we experience a sudden or unexpected increase in claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully, could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.
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
Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which would could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We owned and leased the following properties as of May 31, 2013:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	65,000
Total owned facilities	786,000

Leased facilities:
Rochester, New York	134,000
Other U.S. locations	2,084,000
Germany	1,000
Total leased facilities	2,219,000

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. In fiscal 2013, the dividends that would typically have been paid in February 2013 and May 2013 were accelerated and paid in December 2012. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of our Board of Directors (the "Board.")
As of June 30, 2013, there were 14,456 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 7,222 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,367 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2013 and fiscal 2012 are as follows:

	Fiscal 2013			Fiscal 2012
	Sales Prices		Cash dividends declared per share	Sales prices		Cash dividends declared per share
	High	Low		High	Low
First quarter	$33.44	$29.12	$0.32	$32.27	$25.12	$0.31
Second quarter	$34.70	$31.27	$0.33	$30.12	$25.20	$0.32
Third quarter	$34.06	$30.55	$0.66	$32.73	$28.76	$0.32
Fourth quarter	$38.66	$32.73	—	$32.24	$29.12	$0.32
The closing price of our common stock as of May 31, 2013, as reported on the NASDAQ Global Select Market, was $37.23 per share.
The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2008, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed on the next page).

May 31,	2008	2009	2010	2011	2012	2013
Paychex	$100.00	$82.72	$90.17	$106.43	$103.05	$133.33
S&P 500	$100.00	$67.42	$81.56	$102.72	$102.30	$130.20
Peer Group	$100.00	$81.72	$86.04	$116.18	$109.92	$145.76
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph on the previous page. We will neither make nor endorse any predictions as to future stock performance.
Our Peer Group is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Broadridge Financial Solutions, Inc.
Fiserv, Inc.	Robert Half International Inc.
The Western Union Company	Intuit Inc.
Total Systems Services, Inc.	Iron Mountain Incorporated
Global Payments Inc.	Moody’s Corporation
The Brink’s Company	H&R Block, Inc.
DST System, Inc.	TD AMERITRADE Holding Corporation
The Dun & Bradstreet Corporation
Equifax, Inc. was removed from our Peer Group during fiscal 2013. Our Peer Group is utilized primarily for analysis of executive compensation, and the Governance and Compensation Committee of the Board felt that Equifax executive compensation was an outlier in comparison to the Peer Group in its entirety.

Item 6.	Selected Financial Data

In millions, except per share amounts Year ended May 31,	2013 (1)	2012	2011	2010 (2)	2009
Service revenue	$2,285.2	$2,186.2	$2,036.2	$1,945.8	$2,007.3
Interest on funds held for clients	41.0	43.6	48.1	55.0	75.5
Total revenue	$2,326.2	$2,229.8	$2,084.3	$2,000.8	$2,082.8
Operating income	$904.8	$853.9	$786.4	$724.8	$805.2
Net income	$569.0	$548.0	$515.3	$477.0	$533.5
Diluted earnings per share	$1.56	$1.51	$1.42	$1.32	$1.48
Cash dividends per common share	$1.31	$1.27	$1.24	$1.24	$1.24
Purchases of property and equipment	$98.7	$89.6	$100.5	$61.3	$64.7
Cash and total corporate investments	$874.6	$790.0	$671.3	$656.9	$574.7
Total assets	$6,163.7	$6,479.6	$5,393.8	$5,226.3	$5,127.4
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,773.7	$1,604.5	$1,496.2	$1,402.0	$1,341.5
Return on stockholders’ equity	34%	34%	35%	34%	41%

(1)
In the fourth quarter of fiscal 2013, the Company increased its tax provision related to the settlement of a state income tax matter. This reduced diluted earnings per share by approximately $0.04 per share.

(2)	Includes an expense charge of $18.7 million to increase the Rapid Payroll litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2013 (“fiscal 2013”), May 31, 2012 (“fiscal 2012”), and May 31, 2011 (“fiscal 2011”), and our financial condition as of May 31, 2013. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

Overview
We are a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. Our Payroll and Human Resource Services (“HRS”) offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).
We support small market companies through our core payroll and SurePayroll, Inc. (“SurePayroll”) product lines. Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services (“MMS”). Our software-as-a-service (“SaaS”) solution through our MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
Our HRS products include:

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
Our primary goal is to transform the way businesses do business. We strive to achieve this goal by leveraging our industry-leading technology to provide outstanding customer service. Our business strategy is focused on strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technology through our service organization; and expanding our product offerings. We continue to focus on driving growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology. We believe these investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning ourselves to capitalize on opportunities for long-term growth.
Our financial results for fiscal 2013 reflected sustained growth in our business. Checks per payroll and revenue per check continued to show improvement. Checks per payroll grew 1.6% for fiscal 2013, slightly less than the 2.0% growth experienced for fiscal 2012. Our service execution was strong as we achieved our highest levels of customer satisfaction in our history and record levels of client retention.

Our financial results continue to be adversely impacted by the interest rate environment as interest rates available on high quality financial instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for fiscal 2013, compared to 1.1% for fiscal 2012 and 1.3% for fiscal 2011.
Highlights of our financial results for fiscal 2013, compared to fiscal 2012, are as follows:

•	Payroll service revenue increased 2% to $1.5 billion.

•	HRS revenue increased 10% to $746.0 million.

•	Interest on funds held for clients decreased 6% to $41.0 million.

•	Total revenue increased 4% to $2.3 billion.

•
Operating income increased 6% to $904.8 million, and operating income, net of certain items, increased 7% to $863.8 million. Refer to the “Non-GAAP Financial Measure” discussion below for further information on operating income, net of certain items.

•
Net income increased 4% to $569.0 million and diluted earnings per share increased 3% to $1.56 per share. Net income and diluted earnings per share were impacted by the settlement of a state income tax matter, which reduced diluted earnings per share by approximately $0.04 per share.

•	Dividends of $476.7 million were paid to stockholders, representing 84% of net income.

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
Business Outlook
Our client base totaled approximately 570,000 clients as of May 31, 2013, compared to approximately 567,000 clients as of May 31, 2012, and approximately 564,000 clients as of May 31, 2011. Our client base increased approximately 1% for fiscal 2013, compared to approximately 1% for fiscal 2012 and approximately 5% (1% decline on an organic basis) for fiscal 2011.
For fiscal 2013, payroll services client retention was at record levels, exceeding 81% of our beginning client base. We received the highest client satisfaction results in our history, which we believe is a result of our focus on providing high-quality service to our customers utilizing leading-edge technology to maximize client retention.
Our ancillary services provide services to employers and employees beyond payroll, but effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. eServices ancillary services are often included as part of the SaaS solutions for mid-market clients. The following statistics demonstrate the growth in certain of our HRS ancillary service offerings:

	Balance at May 31, 2013	Growth rates for fiscal year
		2013	2012		2011
Paychex HR Solutions client employees served	672,000	9%	8%		12%
Paychex HR Solutions clients	25,000	10%	8%		8%
Insurance services clients(1)	108,000	1%	6%		8%
Health and benefits services applicants	131,000	8%	23%		23%
Retirement services plans (2)	62,000	4%	4%	568,000	12%

(1)	Includes workers’ compensation insurance services clients and health and benefits services clients.

(2)
Retirement services plans include ePlan Services, Inc. ("ePlan") plans. ePlan was acquired in May 2011. The organic growth rate for retirement services plans for fiscal 2011 would have been approximately 5%.

Ongoing investment in our business is critical to our success. During fiscal 2013, we continued to expand our product portfolio through internal development and acquisitions to add value for our clients. We have positioned ourselves to capture the opportunity created by a greater interest in online SaaS solutions through both product development and recent acquisitions with SaaS-oriented business models, including our SurePayroll product, which continues to perform well. The combination of our market-leading SaaS solutions combined with our service model allow us to offer a unique value proposition in the market.
We enhanced our online and mobile offerings, adding greater value and convenience for our clients. These mobile applications allow our clients instant access and increased productivity. Our single-sign-on feature provides a new and improved interface and mobility enhancer. During fiscal 2013, we launched our mobile application for the smartphone. We also added access to flexible spending account ("FSA") and health and benefits employer and employee information to our mobile offerings. Early in fiscal 2013, we launched an industry-leading report center and robust report writer. This provides a one-stop shop for standard or on-demand reporting needs, ad-hoc and customized reporting, data-extract templates and more.
We continued to enhance our Paychex Next Generation platform and its suite of innovative products, as we believe this is a key building block to our future success. This platform allows us to leverage efficiencies in our processes and to continue to provide excellent customer service to our clients. This technology creates a truly integrated workforce management solution for our clients, bringing together the services those clients need, including our small and mid-market payroll products and various human resource and employee benefit management services.
In our retirement services area, we have also experienced success in driving more sales through an enhanced approach to our direct relationships with financial advisors. We recently announced a partnership with FSAStore.com, a national online store stocked exclusively with FSA-eligible products and services, to provide participants in the Paychex FSA a simple and convenient way to use their FSA funds.
We have strengthened our position as an expert in our industry by serving as a source of education and information to clients, small businesses, and other interested parties. During fiscal 2013, we launched a newly redesigned Paychex Accountant Knowledge Center, a free online resource available through www.paychex.com that brings valuable information and time-saving online tools to accounting professionals. We also launched a new and improved BuildMyBiz.com that includes a number of new features that provide enhanced resources for entrepreneurs and small business owners. In addition, we provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance Agency, Inc. website, www.paychexinsurance.com, helps small business owners navigate the area of insurance coverage and both this website and www.paychex.com have sections dedicated to the topic of health care reform.
Financial position and liquidity
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2013 remained strong with cash and total corporate investments of $874.6 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds. During fiscal 2013, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDNs”) and bank demand deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is our ongoing operations. Cash flow from operations was $675.3 million for fiscal 2013. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows in fiscal 2013 allowed us to support our business growth and to pay substantial dividends to our stockholders. During fiscal 2013, dividends paid to stockholders were 84% of net income. It is anticipated that cash and total corporate investments as of May 31, 2013, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for fiscal years 2013, 2012, and 2011, and our financial position as of May 31, 2013, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.
Outlook
Our outlook for the fiscal year ending May 31, 2014 (“fiscal 2014”) is based upon current economic and interest rate conditions continuing with no significant changes. Our expected fiscal 2014 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check. HRS revenue growth is expected to remain in line with our recent organic experience.
Our fiscal 2014 guidance is as follows:

	Low		High
Payroll service revenue	3%	—	4%
HRS revenue	9%	—	10%
Total service revenue	5%	—	6%
Interest on funds held for clients	(9)%	—	(7)%
Investment income, net	—%	—	5%
Net income	8%	—	9%
We believe that net income growth for fiscal 2014 is expected to benefit from a strong comparison mainly due to results in the fourth quarter of fiscal 2013. In the fourth quarter of fiscal 2013, we settled a state income tax matter which reduced diluted earnings per share by approximately $0.04 per share. Operating income, net of certain items, as a percent of service revenue, is expected to be approximately 38% for fiscal 2014. The effective income tax rate for fiscal 2014 is expected to be in the range of 36% to 37%. The settlement of a state income tax matter in fiscal 2013 is not expected to have an impact on the effective income tax rate for fiscal 2014.
Interest on funds held for clients and investment income for fiscal 2014 are expected to continue to be impacted by the low interest rate environment. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to remain at 1.0% for fiscal 2014. As of May 31, 2013, the long-term investment portfolio had an average yield-to-maturity of 1.8% and an average duration of 3.1 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%. Investment income is expected to benefit from ongoing investment of cash generated from operations.
Purchases of property and equipment for fiscal 2014 are expected to be in the range of $100 million to $110 million. This includes costs for internally developed software as we continue to invest in our service supporting technology. Fiscal 2014 depreciation expense is projected to be in the range of $85 million to $90 million, and we project amortization of intangible assets for fiscal 2014 to be approximately $15 million.

Results of Operations
Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2013	Change	2012	Change	2011
Revenue:
Payroll service revenue	$1,539.2	2%	$1,510.0	5%	$1,438.8
HRS revenue	746.0	10%	676.2	13%	597.4
Total service revenue	2,285.2	5%	2,186.2	7%	2,036.2
Interest on funds held for clients	41.0	(6)%	43.6	(9)%	48.1
Total revenue	2,326.2	4%	2,229.8	7%	2,084.3
Combined operating and SG&A expenses	1,421.4	3%	1,375.9	6%	1,297.9
Operating income	904.8	6%	853.9	9%	786.4
Investment income, net	6.6	4%	6.4	9%	5.8
Income before income taxes	911.4	6%	860.3	9%	792.2
Income taxes	342.4	10%	312.3	13%	276.9
Effective income tax rate	37.6%		36.3%		35.0%
Net income	569.0	4%	$548.0	6%	$515.3
Diluted earnings per share	$1.56	3%	$1.51	6%	$1.42
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2013, we had no exposure to high-risk or illiquid investments and had insignificant exposure to European investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2013	2012	2011
Average investment balances:
Funds held for clients	$3,715.6	$3,584.3	$3,350.3
Corporate investments	756.9	685.9	662.4
Total	$4,472.5	$4,270.2	$4,012.7

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.1%	1.2%	1.4%
Corporate investments	0.8%	0.9%	0.9%
Combined funds held for clients and corporate investments	1.0%	1.1%	1.3%

Total net realized gains	$0.9	$1.0	$1.3

$ in millions As of May 31,	2013	2012	2011
Net unrealized gains on available-for-sale securities(1)	$34.7	$59.5	$59.3
Federal Funds rate(2)	0.25%	0.25%	0.25%
Total fair value of available-for-sale securities	$3,691.4	$3,059.0	$2,737.2
Weighted-average duration of available-for-sale securities in years(3)	3.1	3.0	2.4
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.8%	2.2%	2.6%

(1)	The net unrealized gain on our investment portfolios was approximately $2.7 million as of July 15, 2013.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2013, 2012, and 2011.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:    Payroll service revenue increased 2% for fiscal 2013 and 5% for fiscal 2012 to $1.5 billion for both periods. Organic growth in payroll service revenue for fiscal 2012, which excludes the impact of acquisitions during fiscal 2011, was approximately 4%. Both fiscal 2013 and fiscal 2012 revenue benefited from increases in checks per payroll and revenue per check. Checks per payroll increased 1.6% and 2.0% for fiscal 2013 and fiscal 2012, respectively. Revenue per check in both periods was positively impacted by price increases, partially offset by discounting. Payroll service revenue for fiscal 2013 was modestly affected by the impact of Hurricane Sandy in the fall of 2012 and one less payroll processing day overall due to the leap year in fiscal 2012. Our client base growth was approximately 1% for both fiscal 2013 and fiscal 2012. Client retention reached record levels for fiscal 2013, following a year of further improvement.
Human Resource Services revenue:    HRS revenue increased 10% for fiscal 2013 and 13% for fiscal 2012 to $746.0 million and $676.2 million, respectively. The growth rate for fiscal 2012 was impacted by the acquisition of ePlan in May 2011. Organic growth in HRS revenue was approximately 11% for fiscal 2012. The following factors contributed to the growth for fiscal 2013 and fiscal 2012:

•
Retirement services revenue benefited from growth in the number of plans, price increases, and an increase in the average asset value of retirement services participants' funds, partially offset by the impact from a shift in the mix of assets within these funds to investments that earn lower fees from external managers.

•
Paychex HR Solutions revenue was positively impacted by growth in both clients and client employees and price increases. The rate of growth for Paychex HR Solutions revenue for fiscal 2013 and fiscal 2012 was tempered by a lower average number of client employees within our PEO. During the second half of fiscal 2013, the PEO business stabilized and its results strengthened as the year progressed. For fiscal 2013, PEO revenue also benefited from positive rate impacts and fluctuations in workers' compensation costs.

•
Insurance services revenue continued to improve as a result of growth in health and benefits services applicants, though at moderating rates, and higher revenue from other insurance policies, such as dental, vision, disability, and life. Growth also resulted from increases in premiums for workers’ compensation insurance services.

•	eServices revenue growth reflects higher client base and price increases, particularly as we continue to focus on adding SaaS-based solutions through product development and acquisitions.
HRS product key statistics are as follows:

$ in billions As of May 31,	2013	Change	2012	Change	2011
Paychex HR Solutions client employees served	672,000	9%	615,000	8%	569,000
Paychex HR Solutions clients	25,000	10%	23,000	8%	21,000
Insurance services clients(1)	108,000	1%	107,000	6%	100,000
Health and benefits services applicants	131,000	8%	121,000	23%	99,000
Retirement services plans	62,000	4%	59,000	4%	57,000
Asset value of retirement services participants’ funds	$19.3	23%	$15.7	3%	$15.3

(1)	Includes workers’ compensation insurance services clients and health and benefits services clients.
Total service revenue:    Total service revenue increased 5% for fiscal 2013 and 7% for fiscal 2012, attributable to the factors previously discussed. Organic service revenue growth was approximately 6% for fiscal 2012.
Interest on funds held for clients:    Interest on funds held for clients decreased 6% for fiscal 2013 and 9% for fiscal 2012 compared to the respective prior year periods. These declines were the result of lower average interest rates earned, partially offset by an increase in average investment balances. The lower average interest rates were the result of lower yields on high quality financial instruments. For fiscal 2013, the average interest rate earned was also impacted by the mix of investments in the short-term portfolio, with more invested in tax-exempt securities. Tax-exempt securities typically earn a lower pre-tax rate of return, but are expected to generate lower income tax expense on interest earned.
Average investment balances for funds held for clients increased 4% for fiscal 2013 and 7% for fiscal 2012. The increase for fiscal 2013 was largely due to the expiration of certain payroll tax cuts on December 31, 2012, which resulted in higher employee social security withholdings. In addition, the average investment balances for fiscal 2013 benefited from increases in checks per payroll and wage inflation. The increase in average investment balances for fiscal 2012 was the result of the inclusion of SurePayroll client funds, wage inflation, increase in state unemployment insurance rates, and the increase in checks per payroll.

Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.
Combined operating and SG&A expenses:    The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses for fiscal years:

In millions	2013	Change	2012	Change	2011
Compensation-related expenses	$955.8	4%	$920.8	5%	$877.7
Facilities expenses	55.4	(5)%	58.1	(3)%	60.0
Depreciation and amortization	98.2	—%	97.8	10%	88.7
Other expenses	312.0	4%	299.2	10%	271.5
Total operating and SG&A expenses	$1,421.4	3%	$1,375.9	6%	$1,297.9
A significant portion of the increases in expenses for fiscal 2012 was driven by our acquisitions during fiscal 2011. Organic growth in combined operating and SG&A expenses was approximately 3% for fiscal 2012. For both fiscal 2013 and fiscal 2012, continued investment in leading-edge technology contributed to the increases in total expenses, with those expenses growing at a faster rate than total expenses. Improvements in operations productivity with related lower headcount have moderated these increases.
Compensation-related costs for fiscal 2013 and fiscal 2012 were impacted by increased headcount in areas supporting our development of technology, and higher employee benefit-related costs. Fiscal 2013 was also impacted by variable compensation from strong sales execution in the small business market.  As of both May 31, 2013 and 2012, we had approximately 12,400 employees.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Depreciation and amortization increased at a higher rate in fiscal 2012 due to business acquisitions.
Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, equipment costs, professional services, and other costs incurred to support our business. The increase in other expenses for fiscal 2012 was primarily attributable to the inclusion of our acquisitions. In addition, higher equipment costs within information technology and higher professional services supporting our technology development contributed to the increases in other expenses for both fiscal 2013 and fiscal 2012.
Operating income:    Operating income increased 6% for fiscal 2013 and 9% for fiscal 2012. The fluctuations in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, is as follows for fiscal years:

In millions	2013	Change	2012	Change	2011
Operating income	$904.8	6%	$853.9	9%	$786.4
Excluding: Interest on funds held for clients	(41.0)	(6)%	(43.6)	(9)%	(48.1)
Operating income, net of certain items	$863.8	7%	$810.3	10%	$738.3
Operating income, net of certain items, as a percent of service revenue	37.8%		37.1%		36.3%
Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 14.
Investment income, net:    Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income increased 4% for fiscal 2013 and 9% for fiscal 2012. The increases in investment income were primarily the result of higher average investment balances. Average investment balances increased 10% for fiscal 2013 and 4% for fiscal 2012. The increases were the result of investment of cash generated from operations. For fiscal 2013, investment income growth was tempered by lower average interest rates earned.

Income taxes:    Our effective income tax rate was 37.6% for fiscal 2013 compared to 36.3% for fiscal 2012 and 35.0% for fiscal 2011. The increase in our effective tax rate for fiscal 2013 was the result of the settlement of a state income tax matter. The increase in our effective tax rate for fiscal 2012 was primarily the result of changes in state apportionment and lower levels of tax-exempt income derived from municipal debt securities in the funds held for clients and corporate investment portfolios. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.
Net income and earnings per share:    Net income increased 4% to $569.0 million for fiscal 2013 and 6% to $548.0 million for fiscal 2012. Diluted earnings per share increased 3% to $1.56 per share for fiscal 2013 and 6% to $1.51 per share for fiscal 2012. These fluctuations were attributable to the factors previously discussed. The settlement of a state income tax matter impacted diluted earnings per share by approximately $0.04 per share for fiscal 2013.
Liquidity and Capital Resources
The supply of high credit quality securities has been limited with the continued volatility in the global financial markets, thereby limiting our investment choices. Despite this macroeconomic environment, our financial position as of May 31, 2013 remained strong with cash and total corporate investments of $874.6 million and no debt. We also believe that our investments as of May 31, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2013, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Commitments and Contractual Obligations
Lines of credit:    As of May 31, 2013, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2014
Bank of America, N.A.	$250 million	February 28, 2014
PNC Bank, National Association	$150 million	February 28, 2014
Wells Fargo Bank, National Association	$150 million	February 28, 2014
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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2013 or as of May 31, 2013.
The financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed below.
Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit:    As of May 31, 2013, we had irrevocable standby letters of credit outstanding totaling $36.8 million, required to secure commitments for certain of our insurance policies. The letters of credit expire at various dates between July 2013 and December 2013, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2013 or as of May 31, 2013. Subsequent to May 31, 2013, the letter of credit expiring in July 2013 was renewed and will expire in July 2014.
Other commitments:    We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2013. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2013:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases(1)	$143.4	$36.9	$58.0	$32.9	$15.6
Purchase obligations(2)	89.1	59.1	28.2	1.4	0.4
Total	$232.5	$96.0	$86.2	$34.3	$16.0

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)
Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $9.9 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions was approximately $19.8 million as of May 31, 2013. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.
Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $48.8 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.
Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2013, 2012, and 2011 was $12.6 million, $11.7 million, and $10.4 million, respectively.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threat, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2013.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2013	2012	2011
Net income	$569.0	$548.0	$515.3
Non-cash adjustments to net income	183.3	175.1	166.5
Cash (used in)/provided by changes in operating assets and liabilities	(77.0)	(16.5)	33.5
Net cash provided by operating activities	$675.3	$706.6	$715.3
The decreases in our operating cash flows for fiscal 2013 and fiscal 2012 resulted mainly from fluctuations in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. The fluctuations in our operating assets and liabilities between periods were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.
Investing Cash Flow Activities

	Year ended May 31,
In millions	2013	2012	2011
Net change in funds held for clients and corporate investment activities	$306.8	$(1,147.4)	$(179.8)
Purchases of property and equipment	(98.7)	(89.6)	(100.5)
Acquisition of businesses, net of cash acquired	(21.3)	(6.0)	(126.4)
Purchases of other assets	(5.1)	(1.3)	(2.8)
Net cash provided by/(used in) investing activities	$181.7	$(1,244.3)	$(409.5)
Funds held for clients and corporate investments:    Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.
The fluctuation in the net change in funds held for clients and corporate investment activities is largely due to timing within the client funds portfolio. There was a large cash outflow on Friday, May 31, 2013 that required the liquidation of funds held in funds held for clients short-term cash equivalents portion of the portfolio, resulting in positive cash flow from investing activities for fiscal 2013. There was a large inflow of collections on Thursday, May 31, 2012 that was invested primarily in short-term investments on that date reflecting a large cash outflow from investing activities for fiscal 2012. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations. Our net cash inflow from funds held for clients and corporate investment activities for fiscal 2013 was partially offset by higher purchases than sales of VRDN securities during the year. For fiscal 2012, the net cash outflow was increased from investment in longer-term available-for-sale securities within our corporate portfolio.
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
Purchases of long-lived assets:    To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2013, 2012, and 2011, we purchased approximately $6.5 million, $2.6 million, and $5.7 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During fiscal 2013 and fiscal 2012, we paid, net of cash acquired, $21.3 million and $6.0 million, respectively, for immaterial business acquisitions. During fiscal 2011, we paid $126.4 million for the combined acquisitions of SurePayroll and ePlan.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2013	2012	2011
Net change in client fund obligations	$(454.6)	$980.5	$(34.9)
Dividends paid	(476.7)	(460.5)	(448.8)
Equity activity related to stock-based awards	72.8	7.5	12.6
Net cash (used in)/provided by financing activities	$(858.5)	$527.5	$(471.1)
Cash dividends per common share	$1.31	$1.27	$1.24
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
The fluctuations in net change in client fund obligations for the years presented is primarily the result of timing of collections and remittances. May 31, 2013 fell on a Friday, which is a large cash outflow day for direct deposit funds, partially offset by tax payment funds collected on that day. May 31, 2012 fell on a Thursday, which is a large collection day for direct pay funds. These funds were then paid out on Friday, June 1, 2012. May 31, 2011 fell on a Tuesday, which is not typically a significant collection or payment day. In addition, the fluctuations were impacted by overall trends in client fund balances, which were 4% higher on average for fiscal 2013 than fiscal 2012 and 7% higher on average for fiscal 2012 than for fiscal 2011.
Dividends paid:    In October 2012, the Board increased our quarterly dividend to stockholders by 3% to $0.33 per share from $0.32 per share. In October 2011, the Board increased our quarterly dividend by 3% to $0.32 per share from $0.31 per share. The dividends paid as a percentage of net income totaled 84%, 84%, and 87% for fiscal years 2013, 2012, and 2011, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.
Equity activity related to stock-based awards:    The increase in activity related to stock-based awards for fiscal 2013 compared to fiscal 2012 was largely driven by an increase in proceeds from exercise of stock options. Common shares acquired through exercise of stock options were 2.4 million shares, 0.2 million shares, and 0.4 million shares for fiscal years 2013, 2012, and 2011, respectively. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation incentive plans.
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
Revenue recognition:    Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. Our service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income. PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees.
Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. These collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income and Comprehensive Income because the collecting, holding, and remitting of these funds are critical components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
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
Goodwill and other intangible assets:    We have $533.9 million and $517.4 million of goodwill recorded on our Consolidated Balance Sheets as of May 31, 2013 and May 31, 2012, respectively, resulting from acquisitions of businesses. The increase in goodwill was due to two immaterial business acquisitions during fiscal 2013.
Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. During fiscal 2012, we adopted guidance that allows us the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal years 2013, 2012, or 2011. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.
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
We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Our total reserve for uncertain tax positions was $19.8 million as of May 31, 2013 and $36.8 million as of May 31, 2012. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of our reserve for uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
Changes in interest rates and interest rate risk:    Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three years.
During fiscal 2013, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During fiscal 2013, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0%, compared with 1.1% for fiscal 2012 and 1.3% for fiscal 2011. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of May 31, 2013 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our available-

for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$274.3	$276.2
Due after one year through three years	701.2	718.6
Due after three years through five years	693.4	709.7
Due after five years	1,987.8	1,986.9
Total	$3,656.7	$3,691.4
VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate remained at a range of zero to 0.25% throughout fiscal years 2013, 2012, and 2011.
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
Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be in the range of $4.0 million to $4.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.5 billion for fiscal 2013. Our anticipated allocation is approximately 50% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three and one-half years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $34.7 million as of May 31, 2013, compared with an unrealized gain of $59.5 million as of May 31, 2012. The decrease was the result of higher market yields experienced near the end of fiscal 2013. In determining fair value, we utilize the Interactive Data Pricing Service. During fiscal 2013, the net unrealized gain on our investment portfolios ranged from $34.7 million to $64.1 million. During fiscal 2012, the net unrealized gain on our investment portfolios ranged from $46.4 million to $72.5 million. The net unrealized gain on our investment portfolios was approximately 2.7 million as of July 15, 2013.
As of May 31, 2013 and 2012, we had $3.7 billion and $3.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.8% and 2.2% as of May 31, 2013 and May 31, 2012, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs held as of May 31, 2013 and 2012. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2013, would be in the range of $18.5 million to $19.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2013 were not other-than-temporarily impaired. While $579.7 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $5.7 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. Substantially all of the securities in an unrealized loss position as of May 31, 2013 and 2012 held an AA rating or better. We do not currently intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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
The Audit Committee of our Company’s Board of Directors meets with the independent registered public accounting firm, management, and internal auditors periodically to discuss internal control over financial reporting and auditing and financial reporting matters. The Audit Committee reviews with the independent registered public accounting firm the scope and results of the audit effort. The Audit Committee also meets periodically with the independent registered public accounting firm and the chief internal auditor without management present to ensure that the independent registered public accounting firm and the chief internal auditor has free access to the Audit Committee. The Audit Committee’s Report can be found in the Definitive Proxy Statement to be issued in connection with the Company’s 2013 Annual Meeting of Stockholders.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of May 31, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Paychex, Inc.
We have audited Paychex, Inc.’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Paychex, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Paychex, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Paychex, Inc. as of May 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2013 of Paychex, Inc., and our report dated July 22, 2013, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Rochester, New York
July 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Paychex, Inc.
We have audited the accompanying consolidated balance sheets of Paychex, Inc. as of May 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Paychex, Inc.’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Rochester, New York
July 22, 2013

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In millions, except per share amounts

Year ended May 31,	2013	2012	2011
Revenue:
Service revenue	$2,285.2	$2,186.2	$2,036.2
Interest on funds held for clients	41.0	43.6	48.1
Total revenue	$2,326.2	$2,229.8	$2,084.3
Expenses:
Operating expenses	671.3	670.1	651.5
Selling, general and administrative expenses	750.1	705.8	646.4
Total expenses	1,421.4	1,375.9	1,297.9
Operating income	904.8	853.9	786.4
Investment income, net	6.6	6.4	5.8
Income before income taxes	911.4	860.3	792.2
Income taxes	342.4	312.3	276.9
Net income	$569.0	$548.0	$515.3

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(15.7)	0.2	(4.9)
Total other comprehensive (loss)/income, net of tax	(15.7)	0.2	(4.9)
Comprehensive income	$553.3	$548.2	$510.4

Basic earnings per share	$1.56	$1.51	$1.42
Diluted earnings per share	$1.56	$1.51	$1.42
Weighted-average common shares outstanding	363.8	362.4	361.8
Weighted-average common shares outstanding, assuming dilution	364.7	363.0	362.4
Cash dividends per common share	$1.31	$1.27	$1.24

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In millions, except per share amount

As of May 31,	2013	2012
Assets
Cash and cash equivalents	$107.3	$108.8
Corporate investments	398.2	207.5
Interest receivable	32.4	30.6
Accounts receivable, net of allowance for doubtful accounts	133.4	142.4
Deferred income taxes	2.3	1.6
Prepaid income taxes	49.9	5.6
Prepaid expenses and other current assets	36.6	35.2
Current assets before funds held for clients	760.1	531.7
Funds held for clients	4,072.5	4,544.2
Total current assets	4,832.6	5,075.9
Long-term corporate investments	369.1	473.7
Property and equipment, net of accumulated depreciation	346.0	324.3
Intangible assets, net of accumulated amortization	45.2	55.8
Goodwill	533.9	517.4
Deferred income taxes	34.1	29.2
Other long-term assets	2.8	3.3
Total assets	$6,163.7	$6,479.6
Liabilities
Accounts payable	$42.7	$69.7
Accrued compensation and related items	138.2	130.9
Deferred revenue	5.2	3.0
Deferred income taxes	8.1	13.9
Other current liabilities	34.3	33.8
Current liabilities before client fund obligations	228.5	251.3
Client fund obligations	4,039.7	4,494.4
Total current liabilities	4,268.2	4,745.7
Accrued income taxes	19.7	35.9
Deferred income taxes	53.3	40.6
Other long-term liabilities	48.8	52.9
Total liabilities	4,390.0	4,875.1
Commitments and contingencies — Note M
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 365.4 shares as of May 31, 2013, and 362.6 shares as of May 31, 2012, respectively	3.7	3.6
Additional paid-in capital	659.5	561.1
Retained earnings	1,088.5	1,002.1
Accumulated other comprehensive income	22.0	37.7
Total stockholders’ equity	1,773.7	1,604.5
Total liabilities and stockholders’ equity	$6,163.7	$6,479.6
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In millions

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income
	Shares	Amount				Total
Balance as of May 31, 2010	361.5	$3.6	$499.7	$856.3	$42.4	$1,402.0
Net income				515.3		515.3
Unrealized losses on securities, net of tax					(4.9)	(4.9)
Cash dividends declared				(448.8)		(448.8)
Stock-based compensation			25.0			25.0
Stock-based award transactions	0.6		10.9	(3.3)		7.6
Balance as of May 31, 2011	362.1	3.6	535.6	919.5	37.5	1,496.2
Net income				548.0		548.0
Unrealized gains on securities, net of tax					0.2	0.2
Cash dividends declared				(460.5)		(460.5)
Stock-based compensation			23.1			23.1
Stock-based award transactions	0.5		2.4	(4.9)		(2.5)
Balance as of May 31, 2012	362.6	3.6	561.1	1,002.1	37.7	1,604.5
Net income				569.0		569.0
Unrealized losses on securities, net of tax					(15.7)	(15.7)
Cash dividends declared				(476.7)		(476.7)
Stock-based compensation			22.9			22.9
Stock-based award transactions	2.8	0.1	75.5	(5.9)		69.7
Balance as of May 31, 2013	365.4	$3.7	$659.5	$1,088.5	$22.0	$1,773.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

Year ended May 31,	2013	2012	2011
Operating activities
Net income	$569.0	$548.0	$515.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	98.2	97.8	88.7
Amortization of premiums and discounts on available-for-sale securities	56.2	42.5	38.9
Stock-based compensation costs	22.8	22.9	24.8
Provision for deferred income taxes	5.3	11.7	13.6
Provision for allowance for doubtful accounts	1.7	1.2	1.8
Net realized gains on sales of available-for-sale securities	(0.9)	(1.0)	(1.3)
Changes in operating assets and liabilities:
Interest receivable	(1.8)	(1.2)	(0.7)
Accounts receivable	8.3	17.6	23.7
Prepaid expenses and other current assets	(45.6)	(9.4)	1.8
Accounts payable and other current liabilities	(16.6)	(26.9)	2.2
Net change in other assets and liabilities	(21.3)	3.4	6.5
Net cash provided by operating activities	675.3	706.6	715.3
Investing activities
Purchases of available-for-sale securities	(28,332.8)	(10,180.5)	(6,229.1)
Proceeds from sales and maturities of available-for-sale securities	27,620.2	9,817.4	5,598.9
Net change in funds held for clients’ money market securities and other cash equivalents	1,019.4	(784.3)	450.4
Purchases of property and equipment	(98.7)	(89.6)	(100.5)
Acquisition of businesses, net of cash acquired	(21.3)	(6.0)	(126.4)
Purchases of other assets	(5.1)	(1.3)	(2.8)
Net cash provided by/(used in) investing activities	181.7	(1,244.3)	(409.5)
Financing activities
Net change in client fund obligations	(454.6)	980.5	(34.9)
Dividends paid	(476.7)	(460.5)	(448.8)
Equity activity related to stock-based awards	72.8	7.5	12.6
Net cash (used in)/provided by financing activities	(858.5)	527.5	(471.1)
Decrease in cash and cash equivalents	(1.5)	(10.2)	(165.3)
Cash and cash equivalents, beginning of fiscal year	108.8	119.0	284.3
Cash and cash equivalents, end of fiscal year	$107.3	$108.8	$119.0
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies
Description of business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of payroll, human resource, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2013 (“fiscal 2013”), 2012 (“fiscal 2012”), and 2011 (“fiscal 2011”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2013 and May 31, 2012.
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
In addition to service fees paid by clients, the Company earns interest on funds held for clients that are collected before due dates and invested until remittance to the applicable tax or regulatory agencies or client employees. The funds held for clients and related client fund obligations are included in the Consolidated Balance Sheets as current assets and current liabilities, respectively. The amount of funds held for clients and related client fund obligations varies significantly during the year.
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
Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $1.0 million as of May 31, 2013 and $1.2 million as of May 31,

2012. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.
Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income in the Consolidated Statements of Income and Comprehensive Income. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from their respective portfolios are included in interest on funds held for clients and investment income, net.
Concentrations:  Substantially all of the Company’s deposited cash is maintained at two large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities are held in custody with one of the two aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market funds, are restricted to well-capitalized financial institutions.
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
Goodwill and other intangible assets, net of accumulated amortization:  The Company has recorded goodwill in connection with the acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. Impairment is determined by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. During fiscal 2012, the Company adopted guidance that allows it the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit has declined below carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company’s business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal years 2013, 2012, or 2011. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.
Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from five to twelve years. Client lists use the accelerated method, while other intangible assets use the straight-line method of amortization. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Revenue recognition:  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to payroll-related processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.
PEO revenue is included in service revenue and is reported net of direct costs billed and incurred, which include wages, taxes, benefit premiums, and claims of PEO worksite employees. Direct costs billed and incurred were $3.0 billion for fiscal 2013, $3.3 billion for fiscal 2012, and $3.9 billion for fiscal 2011.
Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration services and for employee payment services, and invested until remittance to the applicable tax or regulatory agencies or client employees. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income and Comprehensive Income because the collecting, holding, and remitting of these funds are components of providing these services. Interest on funds held for clients also includes net realized gains and losses from the sales of available-for-sale securities.
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
The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2013 and fiscal 2012 policies. As of May 31, 2013 and May 31, 2012, the Company had recorded current liabilities of $6.8 million and $6.2 million, respectively, and long-term liabilities of $13.7 million and $19.0 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.
Stock-based compensation costs:    All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility, using weekly stock prices over a period equal to the expected option life, and implied market volatility. Expected option life is estimated based on historical exercise behavior.
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
The Company has determined that the Black-Scholes option pricing model, as well as the underlying assumptions used in its application, are appropriate in estimating the fair value of stock option grants. The Company periodically reassesses its assumptions as well as its choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
Refer to Note D for further discussion of the Company’s stock-based compensation plans.
Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess tax benefit increasing additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficient tax benefits related to stock-based awards.
The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions must be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions was $19.8 million as of May 31, 2013 and $36.8 million as of May 31, 2012. Refer to Note I for further discussion of the Company’s reserve for uncertain tax positions.
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
Recently adopted accounting pronouncements:  Effective June 1, 2012, the Company adopted the Financial Accounting Standards Board (“FASB”) authoritative guidance on the presentation of comprehensive income. This guidance requires the Company to present components of net income and comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income. The Company elected to present net income and comprehensive income in one continuous statement, as presented in its consolidated financial statements.
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
Note B — Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2013	2012	2011
Basic earnings per share:
Net income	$569.0	$548.0	$515.3
Weighted-average common shares outstanding	363.8	362.4	361.8
Basic earnings per share	$1.56	$1.51	$1.42
Diluted earnings per share:
Net income	$569.0	$548.0	$515.3
Weighted-average common shares outstanding	363.8	362.4	361.8
Dilutive effect of common share equivalents at average market price	0.9	0.6	0.6
Weighted-average common shares outstanding, assuming dilution	364.7	363.0	362.4
Diluted earnings per share	$1.56	$1.51	$1.42
Weighted-average anti-dilutive common share equivalents	6.5	9.9	11.5
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
Note D — Stock-Based Compensation Plans
The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), effective on October 13, 2010 upon its approval by the Company’s stockholders, authorizes grants of up to 39.1 million shares of the Company’s common stock. As of May 31, 2013, there were 22.0 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and increase additional paid-in capital.
Stock-based compensation expense was $22.8 million, $22.9 million, and $24.8 million for fiscal years 2013, 2012, and 2011, respectively. Related income tax benefits recognized were $8.5 million, $8.3 million, and $8.4 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.
As of May 31, 2013, the total unrecognized compensation cost related to all unvested stock-based awards was $47.1 million and is expected to be recognized over a weighted-average period of 2.9 years.
Black-Scholes fair value assumptions:    The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2013	2012	2013	2012	2011
	Performance stock options		Stock options
Risk-free interest rate	0.7%	1.9%	1.0%	2.2%	2.2%
Dividend yield	4.1%	4.2%	4.3%	4.2%	4.2%
Volatility factor	.22	.24	.23	.24	.24
Expected option life in years	4.8	5.8	6.4	6.4	6.5
Weighted-average grant-date fair value of stock options granted (per share)	$3.55	$4.35	$3.77	$4.46	$4.02
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
Stock option grants:    Stock option grants entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock option grants have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board of Directors (the “Board”). The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July. Non-qualified stock option grants to officers and employees granted prior to July 2010 vest 20% per annum, while grants to the Board prior to October 2010 vest one-third per annum. Grants of non-qualified stock options to officers beginning in July 2010 vest 25% per annum. Grants to members of the Board beginning in October 2010 vest after one-year.
 The Company had granted stock options to virtually all non-management employees with at least ninety of service, and shares remain outstanding for the following broad-based stock option grants:

Date of broad-based grant	Shares granted (millions)	Exercise price per share	Shares outstanding as of May 31, 2013 (millions)
April 2004	1.7	$37.72	0.6
October 2006	2.0	$37.32	1.0

The following table summarizes stock option activity for the year ended May 31, 2013:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(1)
Outstanding as of May 31, 2012	10.0	$33.88
Granted	1.0	$31.73
Exercised	(2.4)	$31.91
Forfeited	(0.1)	$29.33
Expired	(0.5)	$35.70
Outstanding as of May 31, 2013	8.0	$34.17	4.4	$26.3
Exercisable as of May 31, 2013	6.1	$35.29	3.2	$13.8

(1) Market price of the underlying stock as of May 31, 2013 less the exercise price.
Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2013	2012	2011
Total intrinsic value of stock options exercised	$7.8	$0.8	$1.9
Total grant-date fair value of stock options vested	$3.0	$10.4	$20.0
Performance stock options:    In July 2011, the Board approved a special award of performance-based stock options under a Long-Term Incentive Plan. Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives. The awards will vest in full if performance targets for the fiscal year ending May 31, 2016 are achieved. Acceleration of vesting for up to one-half of the award will occur if performance targets for the fiscal year ending May 31, 2014 are achieved. There also is an opportunity to vest in one-half of the award at threshold performance, which is 95% of target.
The following table summarizes performance stock option activity for the year ended May 31, 2013:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (2)
Outstanding as of May 31, 2012	2.6	$30.80
Granted(1)	0.2	$32.99
Exercised	—	$—
Forfeited	(0.1)	$31.63
Expired	—	$—
Outstanding as of May 31, 2013	2.7	$30.95	8.3	$16.8
Exercisable as of May 31, 2013	—	$—	0.0	$—

(1)	Performance stock options granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

(2)	Market price of the underlying stock as of May 31, 2013 less the exercise price.
Restricted stock units:    The Board grants restricted stock units (“RSUs”) to non-officer management. For each unit granted, the holder will receive one share of stock at the time of vesting. RSUs do not have voting rights or earn dividend equivalents during the vesting period. These awards vest 20% per annum over five years with a small population of awards vesting on the fourth anniversary of the grant date. The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for the year ended May 31, 2013:

In millions, except per share amounts	RSUs	Weighted-average grant-date fair value per share	Weighted-average remaining vesting period (years)	Aggregate intrinsic value (1)
Nonvested as of May 31, 2012	1.6	$25.49
Granted	0.7	$28.59
Vested	(0.5)	$27.10
Forfeited	(0.2)	$25.96
Nonvested as of May 31, 2013	1.6	$26.29	1.6	$59.9

(1)	An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost. Therefore, intrinsic value for RSUs is the market price of the underlying stock as of May 31, 2013.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2013	2012	2011
Weighted-average grant-date fair value of RSUs granted	$28.59	$27.67	$21.52
Total intrinsic value of RSUs vested	$15.5	$11.0	$7.7
Total grant-date fair value of RSUs vested	$13.4	$9.5	$8.5
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
The following table summarizes restricted stock activity for the year ended May 31, 2013:

In millions, except per share amounts	Restricted shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2012	0.2	$29.35
Granted	0.1	$31.76
Vested	(0.1)	$31.06
Forfeited	—	$29.19
Nonvested as of May 31, 2013	0.2	$29.83
Other information pertaining to restricted stock follows:

	Year ended May 31,
In millions, except per share amounts	2013	2012	2011
Weighted-average grant-date fair value of restricted stock granted	$31.76	$30.69	$26.40
Total grant-date fair value of restricted stock vested	$2.1	$3.2	$2.2

 Performance shares:    Beginning in July 2010, the Board approved grants of restricted performance shares to officers. These awards have a two year performance period, after which the amount of restricted shares earned will be determined based on achievement against established performance targets. The restricted shares earned will then be subject to a one year service period. Performance shares do not have voting rights or earn dividend equivalents during the performance period. The fair value of performance shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.
The following table summarizes performance share activity for the year ended May 31, 2013:

In millions, except per share amounts	Performance shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2012	0.2	$26.83
Granted(1)	0.2	$29.10
Forfeited	—	$26.74
Nonvested as of May 31, 2013	0.4	$27.89

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.
Non-compensatory employee benefit plan:    The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2013, 2012, or 2011 related to this plan.
Note E — Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments are as follows:

	May 31, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,137.7	$—	$—	$1,137.7
Available-for-sale securities:
General obligation municipal bonds	1,432.9	27.4	(3.5)	1,456.8
Pre-refunded municipal bonds(1)	201.0	2.9	—	203.9
Revenue municipal bonds	746.1	10.1	(2.2)	754.0
Variable rate demand notes	1,276.7	—	—	1,276.7
Total available-for-sale securities	3,656.7	40.4	(5.7)	3,691.4
Other	9.5	1.2	—	10.7
Total funds held for clients and corporate investments	$4,803.9	$41.6	$(5.7)	$4,839.8

	May 31, 2012
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,157.2	$—	$—	$2,157.2
Available-for-sale securities:
General obligation municipal bonds	1,295.0	39.1	(0.2)	1,333.9
Pre-refunded municipal bonds(1)	326.8	7.5	—	334.3
Revenue municipal bonds	487.9	13.2	(0.1)	501.0
Variable rate demand notes	889.8	—	—	889.8
Total available-for-sale securities	2,999.5	59.8	(0.3)	3,059.0
Other	8.8	0.5	(0.1)	9.2
Total funds held for clients and corporate investments	$5,165.5	$60.3	$(0.4)	$5,225.4

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of May 31, 2013 and May 31, 2012 are money market funds and bank demand deposit accounts. Also included in May 31, 2012 were short-term municipal bonds and commercial paper. Within bank demand deposit accounts for funds held for clients, the Company maintained $23.4 million as of May 31, 2013 and $13.7 million as of May 31, 2012 in a separately designated account for tax obligations of a partner’s clients.
Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2013	2012
Funds held for clients	$4,072.5	$4,544.2
Corporate investments	398.2	207.5
Long-term corporate investments	369.1	473.7
Total funds held for clients and corporate investments	$4,839.8	$5,225.4
The Company’s available-for-sale securities reflected a net unrealized gain of $34.7 million as of May 31, 2013 compared with a net unrealized gain of $59.5 million as of May 31, 2012. Included in the net unrealized gain as of May 31, 2013 and May 31, 2012, respectively, there were 147 and 35 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position, were as follows:

	May 31, 2013
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(3.5)	$349.2	$—	$—	$(3.5)	$349.2
Pre-refunded municipal bonds	—	3.1	—	—	—	3.1
Revenue municipal bonds	(2.2)	225.3	—	2.1	(2.2)	227.4
Total	$(5.7)	$577.6	$—	$2.1	$(5.7)	$579.7

	May 31, 2012
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.2)	$124.4	$—	$—	$(0.2)	$124.4
Revenue municipal bonds	(0.1)	55.6	—	—	(0.1)	55.6
Total	$(0.3)	$180.0	$—	$—	$(0.3)	$180.0

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2013 that had unrealized losses of $5.7 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2013 and May 31, 2012 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2013	2012	2011
Gross realized gains	$0.9	$1.0	$1.3
Gross realized losses	—	—	—
Net realized gains	$0.9	$1.0	$1.3
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$274.3	$276.2
Due after one year through three years	701.2	718.6
Due after three years through five years	693.4	709.7
Due after five years	1,987.8	1,986.9
Total	$3,656.7	$3,691.4
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

•
Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

◦	quoted prices for similar, but not identical, instruments in active markets;

◦	quoted prices for identical or similar instruments in markets that are not active;

◦	inputs other than quoted prices that are observable for the instrument; or

◦	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.
The carrying values of cash and cash equivalents, including money market securities, accounts receivable, net of allowance for doubtful accounts, and accounts payable approximate fair value due to the short maturities of these instruments. Money market securities are included in Level 1 of the fair value hierarchy. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,456.8	$—	$1,456.8	$—
Pre-refunded municipal bonds	203.9	—	203.9	—
Revenue municipal bonds	754.0	—	754.0	—
Variable rate demand notes	1,276.7	—	1,276.7	—
Total available-for-sale securities	$3,691.4	$—	$3,691.4	$—
Other securities	$10.7	$10.7	$—	$—
Liabilities:
Other long-term liabilities	$10.7	$10.7	$—	$—

	May 31, 2012
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,333.9	$—	$1,333.9	$—
Pre-refunded municipal bonds	334.3	—	334.3	—
Revenue municipal bonds	501.0	—	501.0	—
Variable rate demand notes	889.8	—	889.8	—
Total available-for-sale securities	$3,059.0	$—	$3,059.0	$—
Other securities	$9.2	$9.2	$—	$—
Liabilities:
Other long-term liabilities	$9.2	$9.2	$—	$—
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

	May 31,
In millions	2013	2012
Land and improvements	$8.1	$7.0
Buildings and improvements	99.2	96.8
Data processing equipment	175.6	212.3
Software	290.1	263.5
Furniture, fixtures, and equipment	145.2	154.2
Leasehold improvements	99.5	96.0
Construction in progress	32.8	28.2
Total property and equipment, gross	850.5	858.0
Less: Accumulated depreciation and amortization	504.5	533.7
Property and equipment, net of accumulated depreciation	$346.0	$324.3
Depreciation expense was $79.2 million, $74.8 million, and $68.4 million for fiscal years 2013, 2012, and 2011, respectively.
Note H — Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $533.9 million as of May 31, 2013, and $517.4 million as of May 31, 2012. The increase in goodwill since May 31, 2012 was the result of two immaterial business acquisitions.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2013	2012
Client lists	$231.0	$223.6
Other intangible assets	2.4	2.0
Total intangible assets, gross	233.4	225.6
Less: Accumulated amortization	188.2	169.8
Intangible assets, net of accumulated amortization	$45.2	$55.8
During fiscal 2013, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists — 7.8 years; other intangible assets — 6.0 years; and total — 7.7 years. Amortization expense relating to intangible assets was $19.0 million, $23.0 million, and $20.3 million for fiscal years 2013, 2012, and 2011, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions Year ending May 31,	Estimated amortization expense
2014	$14.9
2015	10.8
2016	7.7
2017	5.5
2018	3.5
Note I — Income Taxes
The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2013	2012
Deferred tax assets:
Compensation and employee benefit liabilities	$16.3	$15.8
Other current liabilities	6.3	6.7
Tax credit carry forward	35.3	31.7
Depreciation	8.5	8.0
Stock-based compensation	24.6	28.5
Other	16.6	17.4
Gross deferred tax assets	107.6	108.1
Deferred tax liabilities:
Capitalized software	45.8	39.3
Depreciation	20.2	21.8
Intangible assets	41.0	36.8
Revenue not subject to current taxes	11.7	11.1
Unrealized gains on available-for-sale securities	13.3	21.8
Other	0.6	1.0
Gross deferred tax liabilities	132.6	131.8
Net deferred tax liability	$(25.0)	$(23.7)

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2013	2012	2011
Current:
Federal	$274.2	$259.8	$234.0
State	62.9	40.8	29.3
Total current	337.1	300.6	263.3
Deferred:
Federal	5.5	9.3	12.0
State	(0.2)	2.4	1.6
Total deferred	5.3	11.7	13.6
Provision for income taxes	$342.4	$312.3	$276.9

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	3.0%	3.3%	2.5%
Tax settlement	1.5%	—%	—%
Tax-exempt municipal bond interest	(1.7)%	(1.8)%	(2.2)%
Other items	(0.2)%	(0.2)%	(0.3)%
Effective income tax rate	37.6%	36.3%	35.0%
Uncertain income tax positions:    The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany. The Company maintains a reserve for uncertain tax positions. As of May 31, 2013 and May 31, 2012, the total reserve for uncertain tax positions was $19.8 million and $36.8 million, respectively. As of May 31, 2013 and May 31, 2012, $19.7 million and $35.9 million of the total reserve for uncertain tax positions was included in long-term liabilities on the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2013	2012	2011
Balance as of beginning of fiscal year	$41.7	$41.2	$35.8
Additions for tax positions of the current year	28.5	0.4	6.0
Additions for tax positions of prior years	12.2	1.3	0.1
Reductions for tax positions of prior years	(0.5)	(0.1)	(0.1)
Settlements with tax authorities	(55.0)	(0.7)	—
Expiration of the statute of limitations	(0.2)	(0.4)	(0.6)
Balance as of end of fiscal year	$26.7	$41.7	$41.2
In May 2013, the Company executed a closing agreement that resolved tax matters related to the audits by New York State for the fiscal year ended May 31, 2004 ("fiscal 2004") through fiscal 2011. As a result, the reserve for uncertain tax positions was increased by $21.2 million in May 2013. The resolution and execution of the closing agreement in May 2013 on the open tax matters for fiscal 2004 through fiscal 2011 impacted the Company's effective income tax rate for fiscal 2013, as noted in the reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate.
The reserve as of May 31, 2013 substantially relates to uncertain tax positions for state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $19.8 million as of May 31, 2013 adequately covers open tax years and uncertain tax positions up to and including fiscal 2013 for major taxing jurisdictions. As of May 31, 2013, $14.6 million of the $19.8 million unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. As of May 31, 2012, $31.6 million of the $36.8 million unrecognized tax benefits, if recognized, would have impacted the Company’s effective income tax rate.
The Company has concluded all U.S. federal income tax matters through the fiscal year ended May 31, 2010. Fiscal 2011 and fiscal 2012 are still subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2008, primarily due to expiration of the statute of limitations.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2013, 2012, and 2011 was immaterial to the Company’s results of operations.

Note J — Other Comprehensive (Loss)/Income
Other comprehensive (loss)/income results from items deferred on the Consolidated Balance Sheets in stockholders’ equity. The following table sets forth the components of other comprehensive (loss)/income:

	Year ended May 31,
In millions	2013	2012	2011
Unrealized holding (losses)/gains	$(24.1)	$1.3	$(6.0)
Income tax benefit/(expense) related to unrealized holding (losses)/gains	9.0	(0.4)	1.9
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(0.9)	(1.0)	(1.3)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	0.3	0.3	0.5
Other comprehensive (loss)/income	$(15.7)	$0.2	$(4.9)
As of May 31, 2013, accumulated other comprehensive income was $22.0 million, which was net of taxes of $12.5 million. As of May 31, 2012, accumulated other comprehensive income was $37.7 million, which was net of taxes of $21.8 million. Accumulated other comprehensive income is comprised of the unrealized gains/losses, net of tax.
Note K — Supplemental Cash Flow Information
Income taxes paid were $371.0 million, $301.4 million, and $255.6 million  for fiscal years 2013, 2012, and 2011, respectively.
Lease incentives received in the form of tenant allowances and free rent were $6.4 million, $12.8 million, and $10.5 million for fiscal years 2013, 2012, and 2011, respectively.
Note L — Employee Benefit Plans
401(k) plan:    The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. The Company increased the matching contribution in February 2012 to 50% of up to 6% of eligible pay that an employee contributes to the Plan. From January 2011 to February 2012, the Company provided a matching contribution in the amount of 50% of up to 4% of eligible pay that an employee contributed to the Plan. Effective April 2009, the Company suspended its safe harbor matching contribution and no matching contributions were made for pay dates in 2010.
The Plan is 100% participant directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan (“ESOP”) Stock Fund, are not restricted, with the exception of certain restricted trading periods for individuals designated as insiders as specified in the Company’s Insider Trading Policy. The Company match contribution, when in effect, follows the same fund elections as the employee compensation deferrals.
Company contributions to the Plan for fiscal 2013, fiscal 2012, and fiscal 2011 were $13.1 million, $10.3 million, and $3.5 million, respectively.
Deferred compensation plans:    The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $10.7 million and $9.2 million as of May 31, 2013 and May 31, 2012, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note M — Commitments and Contingencies
Lines of credit:    As of May 31, 2013, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2014
Bank of America, N.A.	$250 million	February 28, 2014
PNC Bank, National Association	$150 million	February 28, 2014
Wells Fargo Bank, National Association	$150 million	February 28, 2014
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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2013 or as of May 31, 2013.
The financial institutions are also parties to the Company’s credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit:    The Company had irrevocable standby letters of credit outstanding totaling $36.8 million and $46.8 million as of May 31, 2013 and May 31, 2012, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2013 and December 2013, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2013 or as of May 31, 2013. Subsequent to May 31, 2013, the letter of credit expiring in July 2013 was renewed and will expire in July 2014.
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

Lease commitments:    The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2013, 2012, and 2011 was $39.9 million, $43.0 million, and $45.4 million, respectively. As of May 31, 2013, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In millions Year ending May 31,	Minimum lease payments
2014	$36.9
2015	33.1
2016	24.9
2017	19.5
2018	13.4
Thereafter	15.6
Other commitments:    As of May 31, 2013, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $89.1 million, including $9.9 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In millions Year ending May 31,	Minimum payment obligation
2014	$59.1
2015	21.2
2016	7.0
2017	1.3
2018	0.1
Thereafter	0.4

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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threat, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
Note N — Related Parties
During fiscal years 2013, 2012, and 2011, the Company purchased approximately $6.5 million, $2.6 million, and $5.7 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
During fiscal years 2013, 2012, and 2011, the Company purchased approximately $1.6 million, $1.8 million, and $1.8 million, respectively, of office supplies from Staples, Inc. The President of Staples North American Commercial is a member of the Company’s Board.

Note O — Quarterly Financial Data (Unaudited)
In millions, except per share amounts

	Three Months Ended
Fiscal 2013	August 31	November 30	February 28	May 31(1)	Full Year
Service revenue	$568.1	$559.4	$582.4	$575.3	$2,285.2
Interest on funds held for clients	10.1	10.0	10.9	10.0	41.0
Total revenue	578.2	569.4	593.3	585.3	2,326.2
Operating income	238.0	230.0	225.0	211.8	904.8
Investment income, net	1.9	1.9	1.4	1.4	6.6
Income before income taxes	239.9	231.9	226.4	213.2	911.4
Income taxes	86.8	84.0	81.9	89.7	342.4
Net income	$153.1	$147.9	$144.5	$123.5	$569.0
Basic earnings per share(2)	$0.42	$0.41	$0.40	$0.34	$1.56
Diluted earnings per share(2)	$0.42	$0.41	$0.40	$0.34	$1.56
Weighted-average common shares outstanding	363.0	363.6	363.8	364.6	363.8
Weighted-average common shares outstanding, assuming dilution	363.8	364.4	364.6	365.9	364.7
Cash dividends per common share	$0.32	$0.33	$0.66	$—	$1.31
Total net realized gains(3)	$0.2	$0.1	$0.6	$—	$0.9

	Three Months Ended
Fiscal 2012	August 31	November 30	February 29	May 31	Full Year
Service revenue	$552.0	$535.0	$558.5	$540.7	$2,186.2
Interest on funds held for clients	11.1	10.7	11.0	10.8	43.6
Total revenue	563.1	545.7	569.5	551.5	2,229.8
Operating income	229.7	217.9	210.4	195.9	853.9
Investment income, net	1.5	1.5	1.6	1.8	6.4
Income before income taxes	231.2	219.4	212.0	197.7	860.3
Income taxes	82.3	79.0	76.6	74.4	312.3
Net income	$148.9	$140.4	$135.4	$123.3	$548.0
Basic earnings per share(2)	$0.41	$0.39	$0.37	$0.34	$1.51
Diluted earnings per share(2)	$0.41	$0.39	$0.37	$0.34	$1.51
Weighted-average common shares outstanding	362.2	362.4	362.5	362.6	362.4
Weighted-average common shares outstanding, assuming dilution	362.8	362.8	363.1	363.4	363.0
Cash dividends per common share	$0.31	$0.32	$0.32	$0.32	$1.27
Total net realized gains(3)	$0.1	$0.1	$0.4	$0.4	$1.0

(1)
In the fourth quarter of fiscal 2013, the Company increased its tax provision related to the settlement of a state income tax matter. This reduced diluted earnings per share by approximately $0.04 per share.

(2)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(3)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts
PAYCHEX, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
(In millions)

Description	Balance as of beginning of fiscal year	Additions charged to expenses	(Deductions from)/ additions to other accounts(1)	Costs and deductions(2)	Balance as of end of fiscal year
2013
Allowance for doubtful accounts	$1.2	$1.7	$—	$1.9	$1.0
Reserve for client fund losses	$2.1	$2.7	$—	$2.4	$2.4
2012
Allowance for doubtful accounts	$2.1	$1.2	$—	$2.1	$1.2
Reserve for client fund losses	$3.1	$2.3	$(0.7)	$2.6	$2.1
2011
Allowance for doubtful accounts	$1.9	$1.8	$0.4	$2.0	$2.1
Reserve for client fund losses	$2.6	$1.9	$1.3	$2.7	$3.1

(1)	Amounts related to business acquisitions.

(2)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Changes in Internal Controls Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table shows the executive officers of the Company as of May 31, 2013, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	53
Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Telephone of Rochester, a telecommunications company, during his 20-year career. Mr. Mucci is a director of Cbeyond, Inc. He is a member of the Upstate New York Advisory Board of the Federal Reserve Bank of New York and the Board of Trustees for St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	56
Mr. Rivera joined Paychex in June 2011 as Senior Vice President, Chief Financial Officer, and Treasurer. Prior to joining the Company, Mr. Rivera served as Vice President of Finance and Administration for Houghton College since 2009. He previously served as Corporate Vice President and Chief Financial Officer for Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products, from 2007 to 2009 and, prior to that, as Corporate Vice President and Treasurer from 2004 to 2007. During his twenty years with Bausch & Lomb, Mr. Rivera held various leadership and financial management roles.

Mark A. Bottini	52
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

John B. Gibson	47
Mr. Gibson joined Paychex in May 2013 as Senior Vice President of Service. Prior to joining the Company, Mr. Gibson served as President and Chief Executive Officer for AlphaStaff, a national provider of human resource outsourcing services to small and medium-sized businesses. Prior to joining AlphaStaff in 2010, Mr. Gibson was President of the HR Management Division of Convergys, a global leader in technology, outsourcing, and business services. From 2004 to 2007, he served as Senior Vice President of Global Operations and Client Services of Convergys. Prior to his seven years with Convergys, Mr. Gibson held senior leadership roles in business outsourcing organizations where he had responsibility for service and operations as well as sales.

Michael E. Gioja	55
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

Name	Age	Position and business experience
Kevin N. Hill	54
Mr. Hill was named Vice President of Insurance and Human Resource Solutions Services in October 2011. He joined Paychex in April 2008 as Vice President of Insurance Operations, and took on the role of Vice President of Insurance Sales and Operations in 2010. Mr. Hill also serves as President of Paychex Insurance Agency, Inc., and has executive leadership responsibility for BeneTrac. In July 2011, he also took on leadership of the PEO operations and the HR Solutions service organizations. Prior to joining Paychex, Mr. Hill was President and Chief Operating Officer of Excellus BlueCross BlueShield. Mr. Hill held various executive positions during his ten years with Excellus BlueCross BlueShield.

Jennifer Vossler	50
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

Laurie L. Zaucha	48
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

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, anticipated to be held on or about October 16, 2013, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, anticipated to be held on or about October 16, 2013, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2013,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, anticipated to be held on or about October 16, 2013, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.
The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, and performance stock options have been awarded to employees and the Board of Directors (the “Board”). The 2002 Plan was adopted on July 7, 2010 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 13, 2010. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2013:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	10.7	$33.36	22.0

(1)	Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from the target amount.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, anticipated to be held on or about October 16, 2013, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, anticipated to be held on or about October 16, 2013, under the section “PROPOSAL 3 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 27.
2	Financial Statement Schedules

Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 27. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

3	Exhibits
	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)
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

#	(10.3)	Paychex, Inc. Non-Qualified Stock Option Agreement, incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-129571.

#	(10.4)
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

#	(10.23)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.

#	(10.24)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.25)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.26)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.27)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.28)
Stock Purchase Plan Engagement Agreement between Paychex, Inc. and JP Morgan Securities LLC, dated as of March 26, 2013, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 29, 2013.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2013.
PAYCHEX, INC.
By: /s/ Martin Mucci

Martin Mucci
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 22, 2013.

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