Form 10-Q
period 2013-08-31
PAYCHEX INC
filed 2013-09-30
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	365,196,117	Shares
CLASS	OUTSTANDING AS OF	August 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended August 31,
	2013	2012
Revenue:
Service revenue	$597.9	$568.1
Interest on funds held for clients	10.0	10.1
Total revenue	607.9	578.2
Expenses:
Operating expenses	164.7	163.5
Selling, general and administrative expenses	188.1	176.7
Total expenses	352.8	340.2
Operating income	255.1	238.0
Investment income, net	1.2	1.9
Income before income taxes	256.3	239.9
Income taxes	93.5	86.8
Net income	162.8	153.1

Other comprehensive loss, net of tax:
Unrealized losses on securities, net of tax	(26.9)	(0.4)
Total other comprehensive loss, net of tax	(26.9)	(0.4)
Comprehensive income	$135.9	$152.7

Basic earnings per share	$0.45	$0.42
Diluted earnings per share	$0.44	$0.42
Weighted-average common shares outstanding	365.3	363.0
Weighted-average common shares outstanding, assuming dilution	366.7	363.8
Cash dividends per common share	$0.35	$0.32

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	August 31, 2013	May 31, 2013
ASSETS
Cash and cash equivalents	$111.6	$107.3
Corporate investments	447.6	398.2
Interest receivable	28.7	32.4
Accounts receivable, net of allowance for doubtful accounts	154.7	133.4
Deferred income taxes	2.0	2.3
Prepaid income taxes	—	49.9
Prepaid expenses and other current assets	42.0	36.6
Current assets before funds held for clients	786.6	760.1
Funds held for clients	3,911.7	4,072.5
Total current assets	4,698.3	4,832.6
Long-term corporate investments	365.6	369.1
Property and equipment, net of accumulated depreciation	350.5	346.0
Intangible assets, net of accumulated amortization	42.1	45.2
Goodwill	533.9	533.9
Deferred income taxes	36.3	34.1
Other long-term assets	4.5	2.8
Total assets	$6,031.2	$6,163.7

LIABILITIES
Accounts payable	$40.4	$42.7
Accrued compensation and related items	129.3	138.2
Deferred revenue	4.5	5.2
Accrued income taxes	25.6	—
Deferred income taxes	2.3	8.1
Other current liabilities	35.1	34.3
Current liabilities before client fund obligations	237.2	228.5
Client fund obligations	3,913.2	4,039.7
Total current liabilities	4,150.4	4,268.2
Accrued income taxes	21.8	19.7
Deferred income taxes	58.3	53.3
Other long-term liabilities	52.3	48.8
Total liabilities	4,282.8	4,390.0

COMMITMENTS AND CONTINGENCIES – NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 365.2 shares as of August 31, 2013 and 365.4 shares as of May 31, 2013, respectively.	3.7	3.7
Additional paid-in capital	715.4	659.5
Retained earnings	1,034.2	1,088.5
Accumulated other comprehensive (loss)/income	(4.9)	22.0
Total stockholders’ equity	1,748.4	1,773.7
Total liabilities and stockholders’ equity	$6,031.2	$6,163.7
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the three months ended August 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$162.8	$153.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	24.4	24.1
Amortization of premiums and discounts on available-for-sale securities, net	16.7	13.3
Stock-based compensation costs	7.5	6.4
Provision for deferred income taxes	10.3	10.2
Provision for allowance for doubtful accounts	0.8	0.2
Net realized gains on sales of available-for-sale securities	(0.2)	(0.2)
Changes in operating assets and liabilities:
Interest receivable	3.7	6.6
Accounts receivable	(22.1)	(10.9)
Prepaid expenses and other current assets	44.5	4.5
Accounts payable and other current liabilities	15.4	10.3
Net change in other assets and liabilities	2.9	0.1
Net cash provided by operating activities	266.7	217.7
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(6,372.8)	(5,228.6)
Proceeds from sales and maturities of available-for-sale securities	6,696.4	4,865.8
Net change in funds held for clients’ money market securities and other cash equivalents	(267.0)	1,156.8
Purchases of property and equipment	(25.1)	(22.0)
Purchases of other assets	(0.7)	(0.1)
Net cash provided by investing activities	30.8	771.9
FINANCING ACTIVITIES
Net change in client fund obligations	(126.6)	(847.5)
Dividends paid	(127.9)	(116.4)
Repurchases of common shares	(83.9)	—
Equity activity related to stock-based awards	45.2	14.5
Net cash used in financing activities	(293.2)	(949.4)
Increase in cash and cash equivalents	4.3	40.2
Cash and cash equivalents, beginning of period	107.3	108.8
Cash and cash equivalents, end of period	$111.6	$149.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2013
Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the three months ended August 31, 2013 and 2012. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2013 and May 31, 2013.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2013 (“fiscal 2013”). Operating results and cash flows for the three months ended August 31, 2013 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2014 (“fiscal 2014”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO workers’ compensation insurance: Workers’ compensation insurance for professional employer organization ("PEO") worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2014 and fiscal 2013 policies. As of August 31, 2013 and May 31, 2013, the Company had recorded current liabilities of $7.1 million and $6.8 million, respectively, and long-term liabilities of $14.6 million and $13.7 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated workers' compensation insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends.
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $7.5 million and $6.4 million for the three months ended August 31, 2013 and 2012, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2013 Form 10-K.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.
Recently adopted accounting pronouncements: Effective June 1, 2013, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the reporting and disclosures surrounding comprehensive income. This guidance requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. There are no changes to the components that are recognized in net income or other comprehensive income. Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Effective June 1, 2013, the Company adopted authoritative guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance allows companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test. The Company currently does not have any indefinite-lived intangible assets other than goodwill, so adoption of this guidance did not have a material effect on its consolidated financial statements.
Recently issued accounting pronouncements: In July 2013, the FASB issued guidance on the presentation of unrecognized tax benefits when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company's fiscal year beginning June 1, 2014. The Company is currently evaluating this guidance, but does not anticipate its adoption will have a material effect on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended August 31,
In millions, except per share amounts	2013	2012
Basic earnings per share:
Net income	$162.8	$153.1
Weighted-average common shares outstanding	365.3	363.0
Basic earnings per share	$0.45	$0.42
Diluted earnings per share:
Net income	$162.8	$153.1
Weighted-average common shares outstanding	365.3	363.0
Dilutive effect of common share equivalents	1.4	0.8
Weighted-average common shares outstanding, assuming dilution	366.7	363.8
Diluted earnings per share	$0.44	$0.42
Weighted-average anti-dilutive common share equivalents	0.8	7.4
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended August 31, 2013 and 2012, 1.9 million and 0.8 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.
In October 2012, the Company announced its program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2014. During the three months ended August 31, 2013, the Company repurchased 2.1 million shares for $83.9 million under this program.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended August 31,
In millions	2013	2012
Interest income on corporate funds	$1.6	$2.0
Interest expense	(0.4)	(0.1)
Investment income, net	$1.2	$1.9

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,404.8	$—	$—	$1,404.8
Available-for-sale securities:
General obligation municipal bonds	1,603.7	18.8	(22.1)	1,600.4
Pre-refunded municipal bonds(1)	129.3	2.1	—	131.4
Revenue municipal bonds	837.8	5.9	(12.9)	830.8
Variable rate demand notes	745.9	—	—	745.9
Total available-for-sale securities	3,316.7	26.8	(35.0)	3,308.5
Other	10.5	1.2	(0.1)	11.6
Total funds held for clients and corporate investments	$4,732.0	$28.0	$(35.1)	$4,724.9

	May 31, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,137.7	$—	$—	$1,137.7
Available-for-sale securities:
General obligation municipal bonds	1,432.9	27.4	(3.5)	1,456.8
Pre-refunded municipal bonds(1)	201.0	2.9	—	203.9
Revenue municipal bonds	746.1	10.1	(2.2)	754.0
Variable rate demand notes	1,276.7	—	—	1,276.7
Total available-for-sale securities	3,656.7	40.4	(5.7)	3,691.4
Other	9.5	1.2	—	10.7
Total funds held for clients and corporate investments	$4,803.9	$41.6	$(5.7)	$4,839.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of August 31, 2013 were short-term municipal bonds with a maturity of less than 90 days, commercial paper, money market funds, and bank demand deposit accounts. Included in money market securities and other cash equivalents as of May 31, 2013 were money market funds and bank demand deposit accounts. Within bank demand deposit accounts for funds held for clients, the Company maintained $22.2 million as of August 31, 2013 and $23.4 million as of May 31, 2013 in a separately designated account for tax obligations of a partner's clients.

Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	August 31, 2013	May 31, 2013
Funds held for clients	$3,911.7	$4,072.5
Corporate investments	447.6	398.2
Long-term corporate investments	365.6	369.1
Total funds held for clients and corporate investments	$4,724.9	$4,839.8
The Company’s available-for-sale securities reflected a net unrealized loss of $8.2 million as of August 31, 2013 compared with a net unrealized gain of $34.7 million as of May 31, 2013. The change to an unrealized loss position was driven by recent increases in market rates of interest. Included in the net unrealized loss as of August 31, 2013 and the net unrealized gain as of May 31, 2013, there were 335 and 147 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	August 31, 2013
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(22.1)	$775.9	$—	$2.0	$(22.1)	$777.9
Pre-refunded municipal bonds	—	11.4	—	—	—	11.4
Revenue municipal bonds	(12.9)	512.3	—	2.1	(12.9)	514.4
Total	$(35.0)	$1,299.6	$—	$4.1	$(35.0)	$1,303.7

	May 31, 2013
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(3.5)	$349.2	$—	$—	$(3.5)	$349.2
Pre-refunded municipal bonds	—	3.1	—	—	—	3.1
Revenue municipal bonds	(2.2)	225.3	—	2.1	(2.2)	227.4
Total	$(5.7)	$577.6	$—	$2.1	$(5.7)	$579.7
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2013, that had unrealized losses totaling $35.0 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2013 and May 31, 2013 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. For both the three months ended August 31, 2013 and 2012, realized gains were $0.2 million. There were no realized losses recognized in any of the respective periods.

Note D: Funds Held for Clients and Corporate Investments — continued

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$339.6	$343.0
Due after one year through three years	711.8	727.0
Due after three years through five years	704.1	705.8
Due after five years	1,561.2	1,532.7
Total	$3,316.7	$3,308.5
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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
General obligation municipal bonds	$6.3	$—	$6.3	$—
Revenue municipal bonds	2.0	—	2.0	—
Commercial paper	3.0	—	3.0	—
Money market securities	0.1	0.1	—	—
Total cash equivalents	$11.4	$0.1	$11.3	$—
Available-for-sale securities:
General obligation municipal bonds	$1,600.4	$—	$1,600.4	$—
Pre-refunded municipal bonds	131.4	—	131.4	—
Revenue municipal bonds	830.8	—	830.8	—
Variable rate demand notes	745.9	—	745.9	—
Total available-for-sale securities	$3,308.5	$—	$3,308.5	$—
Other securities	$11.6	$11.6	$—	$—
Liabilities:
Other long-term liabilities	$11.6	$11.6	$—	$—

	May 31, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,456.8	$—	$1,456.8	$—
Pre-refunded municipal bonds	203.9	—	203.9	—
Revenue municipal bonds	754.0	—	754.0	—
Variable rate demand notes	1,276.7	—	1,276.7	—
Total available-for-sale securities	$3,691.4	$—	$3,691.4	$—
Other securities	$10.7	$10.7	$—	$—
Liabilities:
Other long-term liabilities	$10.7	$10.7	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Commercial paper is included in level 2 because it may not trade on a daily basis. Available-for-sale securities and short-term municipal bonds with a maturity of less than 90 days included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source for a sample of securities. The Company has not adjusted the prices obtained from the independent pricing service.

Note E: Fair Value Measurements — continued

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

In millions	August 31, 2013	May 31, 2013
Land and improvements	$8.1	$8.1
Buildings and improvements	100.3	99.2
Data processing equipment	182.4	175.6
Software	300.9	290.1
Furniture, fixtures, and equipment	144.6	145.2
Leasehold improvements	100.6	99.5
Construction in progress	35.9	32.8
Total property and equipment, gross	872.8	850.5
Less: Accumulated depreciation and amortization	522.3	504.5
Property and equipment, net of accumulated depreciation	$350.5	$346.0
Depreciation expense was $20.7 million and $19.4 million for the three months ended August 31, 2013 and 2012, respectively.
Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $533.9 million as of both August 31, 2013 and May 31, 2013.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	August 31, 2013	May 31, 2013
Client lists	$231.4	$231.0
Other intangible assets	2.4	2.4
Total intangible assets, gross	233.8	233.4
Less: Accumulated amortization	191.7	188.2
Intangible assets, net of accumulated amortization	$42.1	$45.2
Amortization expense relating to intangible assets was $3.7 million and $4.7 million for the three months ended August 31, 2013 and 2012, respectively.
As of August 31, 2013, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2014 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2014	$14.9
2015	$10.9
2016	$7.8
2017	$5.5
2018	$3.6

Note H: Accumulated Other Comprehensive (Loss)/Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive (loss)/income in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive (loss)/income is as follows:

	For the three months ended August 31,
In millions	2013	2012
Beginning balance	$22.0	$37.7
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(26.8)	(0.3)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	(0.1)
Total other comprehensive loss, net of tax	$(26.9)	$(0.4)
Ending balance	$(4.9)	$37.3
The total tax benefit in other comprehensive loss was $15.6 million and $0.3 million for the three months ended August 31, 2013 and 2012, respectively.
Reclassification adjustments out of accumulated other comprehensive (loss)/income are for realized gains on the sales of available-for-sale securities. For the three months ended August 31, 2013 and 2012, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note I: Commitments and Contingencies
Lines of credit: As of August 31, 2013, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2014
Bank of America, N.A.	$250 million	February 28, 2014
PNC Bank, National Association	$150 million	February 28, 2014
Wells Fargo Bank, National Association	$150 million	February 28, 2014
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2013.
The financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. During the three months ended August 31, 2013, the Company borrowed $25.0 million for one day at an interest rate of 3.25%. There were no amounts outstanding against this credit facility as of August 31, 2013.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Note I: Commitments and Contingencies – continued

Letters of credit: As of August 31, 2013 and May 31, 2013, the Company had irrevocable standby letters of credit available totaling $35.5 million and $36.8 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2013 and July 2014. Upon draw down of funds, the letters of credit are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2013.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $7.7 million and $9.9 million of capital assets as of August 31, 2013 and May 31, 2013, respectively.
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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2013 (the "first quarter") and August 31, 2012, and our financial condition as of August 31, 2013. The focus of this review is on the underlying business reasons for significant changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2013 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2013 (“fiscal 2013”). Forward-looking statements in this review are qualified by the cautionary statement included in this review under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
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

•
changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation, health insurance (including health care reform legislation), state unemployment, and section 125 plans;

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
Any of these factors, as well as such other factors as discussed in our other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this document is based upon the facts and circumstances known at this time, and any forward-looking statement made by us in this document speaks only as of the date on which it is made. We undertake no obligation to update these forward-looking statements after the date of filing of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.
Business
We are a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. Our business strategy is focused on achieving strong long-term financial performance by providing high quality, timely, accurate, and affordable services; growing our client base; continually improving client service through leveraging our leading-edge technology to maximize client retention; increasing utilization of our ancillary services; and expanding our service and product offerings to continually add value for our clients. We also supplement our growth through strategic acquisitions when appropriate opportunities arise.
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. We support the small business market through our core payroll and SurePayroll, Inc. products. Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services ("MMS") payroll product. We offer a software-as-a-service ("SaaS") solution for our MMS clients, allowing our mid-market payroll product to be integrated with various Internet-based services offered to meet the payroll and human resource administrative needs of these clients. Our SaaS solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.

Our services and products are as follows:

Service	Description

Payroll Services:

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

Overview
Our financial results for the three months ended August 31, 2013 of the fiscal year ending May 31, 2014 ("fiscal 2014") reflected sustained growth in our business. Payroll service revenue grew 2%, driven by growth in checks per payroll and revenue per check. Human Resource Services ("HRS") revenue grew 11% as we continue to experience success in selling value-added solutions to clients. Sales execution in the first quarter was solid, especially in our small market payroll and HRS areas. Client satisfaction results and client retention remained at record levels.
Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for the first quarter compared to 1.2% for the same period last year.
We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in areas related to product development and supporting technology. We continue to enhance and expand within our Paychex Next Generation suite of innovative products and services, and enhance functionality for our mid-market clients. This technology creates a truly integrated workforce management solution for our clients, bringing together the services those clients need, including our small and mid-market payroll products and various human resource and employee benefit management services. It also allows us to leverage efficiencies in our processes and to continue to provide world-class customer service to our clients. We believe investment in our technology is a key building block for future success.

We have been positioning Paychex to capture the opportunity arising from the shift to online/SaaS solutions. We have market-leading SaaS solutions leveraging the latest technologies and continue to invest heavily in product development relating to our SaaS and online capabilities and mobile applications. In addition, our SurePayroll product continues to do well with strong sales and revenue growth.
In fiscal 2014, health care reform is one of our most important initiatives. This legislation could have far-reaching effects on businesses across the country and we expect to see changes in the way businesses handle not only insurance, but also payroll reporting, administration, monitoring, and employee benefit offerings. During the first quarter we announced the launch of new comprehensive solutions to help employers and employees with certain mandates under health care reform legislation. These new solutions include our new Paychex Employer Shared Responsibility Service designed to make it easier for business owners to determine if the Employer Shared Responsibility ("ESR") provision applies to them, and what actions they may need to take. We also offer our new ESR Complete Analysis and Monitoring Services for those clients that want a more robust solution. The Paychex Benefit Account product allows employers to offer Flexible Savings Accounts, Health Savings Accounts, and Health Reimbursement Accounts on a single platform with one debit card for their flexibility and we will give employers access to Paychex Private Exchange in conjunction with this product. We have also launched a new health care reform section on our website designated to provide answers, information, and solutions that employers need to prepare for and take action on health care reform.
Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•	Payroll service revenue increased 2% to $395.2 million.

•	HRS revenue increased 11% to $202.7 million.

•	Interest on funds held for clients decreased 1% to $10.0 million.

•	Total revenue increased 5% to $607.9 million.

•
Operating income increased 7% to $255.1 million and operating income, net of certain items increased 8% to $245.1 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income increased 6% to $162.8 million and diluted earnings per share increased 5% to $0.44 per share.

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
Financial Position and Liquidity
Our financial position as of August 31, 2013, remained strong with cash and total corporate investments of $924.8 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the three months ended August 31, 2013, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDN”s) and bank demand deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $266.7 million for the first quarter of fiscal 2014. Historically, we have funded our operations, capital purchases, business acquisitions, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2013, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2013, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2014 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected full year fiscal 2014 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check. HRS revenue growth is expected to remain in line with our recent experience.
Our guidance is as follows:

	Low		High
Payroll service revenue	3%	—	4%
HRS revenue	9%	—	10%
Total service revenue	5%	—	6%
Net income	8%	—	9%

Operating income, net of certain items, as a percentage of total service revenue is expected to be approximately 38% for fiscal 2014. The effective income tax rate for fiscal 2014 is expected to be in the range of 36% to 37%. Net income growth for fiscal 2014 is expected to benefit from a strong comparison in the fourth quarter as a result of the impact of the settlement of a state income tax matter in fiscal 2013, which reduced diluted earnings per share by approximately $0.04 per share. This settlement is not expected to have an impact on the effective income tax rate for fiscal 2014.
Interest on funds held for clients and investment income for fiscal 2014 are expected to continue to be impacted by low interest rates. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.0% for fiscal 2014. As of August 31, 2013, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 1.7% and an average duration of 3.3 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended August 31,
$ in millions	2013	2012	Change
Revenue:
Payroll service revenue	$395.2	$385.9	2%
HRS revenue	202.7	182.2	11%
Total service revenue	597.9	568.1	5%
Interest on funds held for clients	10.0	10.1	(1)%
Total revenue	607.9	578.2	5%
Combined operating and SG&A expenses	352.8	340.2	4%
Operating income	255.1	238.0	7%
Investment income, net	1.2	1.9	(35)%
Income before income taxes	256.3	239.9	7%
Income taxes	93.5	86.8	8%
Effective income tax rate	36.5%	36.2%
Net income	$162.8	$153.1	6%
Diluted earnings per share	$0.44	$0.42	5%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2013, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended August 31,
$ in millions	2013	2012	Change
Average investment balances:
Funds held for clients	$3,523.2	$3,302.0	7%
Corporate investments	864.0	766.3	13%
Total	$4,387.2	$4,068.3	8%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.1%	1.2%
Corporate investments	0.7%	1.0%
Combined funds held for clients and corporate investments	1.0%	1.2%

Total net realized gains	$0.2	$0.2

As of: $ in millions	August 31, 2013	May 31, 2013
Net unrealized (loss)/gain on available-for-sale securities (1)	$(8.2)	$34.7
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$3,308.5	$3,691.4
Weighted-average duration of available-for-sale securities in years (3)	3.3	3.1
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.7%	1.8%

(1)	The net unrealized gain on our investment portfolio was approximately $10.1 million as of September 23, 2013.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2013 and May 31, 2013.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue was $395.2 million for the first quarter, an increase of 2% compared to the same period last year. This increase was driven by growth in checks per payroll and revenue per check. Checks per payroll increased 1.6% for the first quarter compared to the same period last year. Revenue per check grew modestly, as a result of price increases partially offset by discounting.
Human Resource Services revenue: HRS revenue was $202.7 million for the first quarter, an increase of 11% compared to the same period last year. This increase was driven primarily by client base growth in our retirement services, Paychex HR Solutions, and eServices products, and by price. Retirement services revenue also benefited from an increase in the average asset value of participants' funds. Insurance services revenue growth reflected an increase in the number of health and benefits applicants and higher premiums in workers' compensation insurance services. Within our eServices products, we continue to add SaaS solutions through product development and acquisitions, contributing to client growth in this area. HRS revenue growth was tempered somewhat by higher direct costs within our professional employer services.
Total service revenue: Total service revenue increased 5%, compared to the same period last year, to $597.9 million for the first quarter. This is attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $10.0 million for the first quarter, a decrease of 1%, compared to the same period last year. This decrease was driven by the impact of lower average interest rates earned, offset by an increase in average investment balances. The decrease in average interest rates earned compared to the same period last year resulted from declines in average yields on high credit quality financial securities. Average investment balances increased 7% for the first quarter. The increase was driven primarily by the expiration of certain payroll tax cuts on December 31, 2012, which resulted in higher social security withholdings, along with growth in checks per payroll and client growth.

Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended August 31,
$ in millions	2013	2012	Change
Compensation-related expenses	$240.5	$230.9	4%
Facilities expense	13.0	13.8	(6)%
Depreciation and amortization	24.4	24.1	2%
Other expenses	74.9	71.4	5%
Total operating and SG&A expenses	$352.8	$340.2	4%
Total expenses were $352.8 million for the first quarter, an increase of 4% compared to the same period last year. This increase in total expenses was largely related to investments in product development and supporting technology, which increased at a greater rate than total expenses.
Compensation-related expenses increased 4% compared to the same period last year, due to higher costs in our product development area and higher sales-related costs attributable to solid sales execution during the first quarter in small market payroll and in our HRS products. In addition, this reflects sales force investment initiatives that began in fiscal 2013. As of August 31, 2013 and 2012, we had approximately 12,500 and 12,400 employees, respectively.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Equipment costs and professional services costs within other expenses were higher due to continued investment in our technology.
Operating income: Operating income was $255.1 million for the first quarter, an increase of 7% compared with the same period last year. The change in operating income is attributable to the factors previously discussed.
Operating income, net of certain items, is summarized as follows:

	For the three months ended August 31,
$ in millions	2013	2012	Change
Operating income	$255.1	$238.0	7%
Excluding: interest on funds held for clients	(10.0)	(10.1)	(1)%
Operating income, net of certain items	$245.1	$227.9	8%
Operating income, net of certain items, as a percent of total service revenue	41.0%	40.1%
We anticipate that operating income, net of certain items, as a percent of total service revenue will be approximately 38% for fiscal 2014. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.2 million for the first quarter, a decrease of 35% compared to the same period last year. The decrease was attributable to lower average interest rates earned, offset by an increase in average investment balances resulting from the investment of cash generated from operations.
Income taxes: Our effective income tax rate was 36.5% for the first quarter, compared with 36.2% for the respective prior year period. The increase in the effective income tax rate was primarily the result of lower levels of tax-exempt income derived from the longer-term municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income was $162.8 million for the first quarter, an increase of 6% compared to the same period last year. Diluted earnings per share was $0.44 for the first quarter, an increase of 5% compared to the same period last year. These fluctuations are attributable to the factors previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of August 31, 2013 remained strong with cash and total corporate investments of $924.8 million and no debt. We believe that our investments as of August 31, 2013 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2013, along with projected operating cash flows, will support our normal business operations, capital purchases, and dividend payments for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of August 31, 2013, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2014
Bank of America, N.A.	$250 million	February 28, 2014
PNC Bank, National Association	$150 million	February 28, 2014
Wells Fargo Bank, National Association	$150 million	February 28, 2014
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit as of, or during the three months ended, August 31, 2013.
JP Morgan Chase Bank, N.A. and Bank of America, N.A. are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.
Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. During the three months ended August 31, 2013, we borrowed $25.0 million for one day at an interest rate of 3.25%. There were no amounts outstanding against this credit facility as of August 31, 2013.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of August 31, 2013, we had irrevocable standby letters of credit available totaling $35.5 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2013 and July 2014. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended, August 31, 2013.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $7.7 million of capital assets as of August 31, 2013.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2013.
Operating Cash Flow Activities

	For the three months ended August 31,
In millions	2013	2012
Net income	$162.8	$153.1
Non-cash adjustments to net income	59.5	54.0
Cash provided by changes in operating assets and liabilities	44.4	10.6
Net cash provided by operating activities	$266.7	$217.7
The increase in our operating cash flows for the first three months of fiscal 2014, compared to the same period last year, was primarily a result of higher net income and fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax payments, and other liabilities.
Investing Cash Flow Activities

	For the three months ended August 31,
In millions	2013	2012
Net change in funds held for clients and corporate investment activities	$56.6	$794.0
Purchases of property and equipment	(25.1)	(22.0)
Purchases of other assets	(0.7)	(0.1)
Net cash used in investing activities	$30.8	$771.9
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the first three months of fiscal 2014 and 2013 were due to slightly more liquidation of investments to cover remittances of employee tax withholdings than cash invested from incoming collections, as some employees reach FICA limits as the calendar year progresses. For the first three months of fiscal 2013, there was also a significant impact due to timing within client fund obligations, which is discussed further under financing cash flows.
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

Financing Cash Flow Activities

	For the three months ended August 31,
In millions, except per share amounts	2013	2012
Net change in client fund obligations	$(126.6)	$(847.5)
Dividends paid	(127.9)	(116.4)
Repurchases of common stock	(83.9)	—
Equity activity related to stock-based awards	45.2	14.5
Net cash provided by financing activities	$(293.2)	$(949.4)
Cash dividends per common share	$0.35	$0.32
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
The cash outflows related to the net change in client fund obligations for the first three months of fiscal 2014 and 2013 were the result of higher payments for employee tax withholdings than collections. For the first three months of fiscal 2014, there was not a significant impact from timing as August 31, 2013 fell on a Saturday and May 31, 2013 fell on a Friday. In both instances, cash payments would have been made on Friday for direct deposit obligations. However, for the first three months of fiscal 2013, timing did have a significant impact on cash flows for the period. August 31, 2012 fell on a Friday, which is a direct deposit payment date, the impact of which is partially offset by Friday payroll tax administration services collections. May 31, 2012 fell on a Thursday, which is typically a larger collection day for direct deposit, and those funds were paid out on June 1, 2012. As a result, the three months ended August 31, 2012 reflected larger cash outflows.
Dividends paid: In July 2013, the quarterly shareholder dividend was increased 6% to $0.35 per share from $0.33 per share. In October 2012, the quarterly shareholder dividend was increased 3% to $0.33 per share from $0.32 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Repurchases of common stock: In October 2012, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2014. During the first three months of fiscal 2014, we repurchased 2.1 million shares for $83.9 million.
Equity activity related to stock-based awards: Equity activity related to stock-based awards increased as a result of stock option exercises of 1.5 million shares for the three months of fiscal 2014 compared to 0.5 million shares for the same period last year.
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
During the first three months of fiscal 2014, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the first three months of fiscal 2014, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0% compared with 1.2% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2013 had an average duration of 3.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.1%.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2013 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2013
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$339.6	$343.0
Due after one year through three years	711.8	727.0
Due after three years through five years	704.1	705.8
Due after five years	1,561.2	1,532.7
Total	$3,316.7	$3,308.5
VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate has remained at a range of zero to 0.25% since December 2008.
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
Subject to these factors and under normal financial market environment, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be in the range of $4.0 million to 4.5 million, after taxes, for the next twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.8 billion for fiscal 2014. Our anticipated allocation is approximately 50% invested in short-term and VRDNs with an average duration of less than 30 days and 50% invested in available-for-sale securities with an average duration of two and one-half to three and one-half years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $8.2 million as of August 31, 2013, compared with a net unrealized gain of $34.7 million as of May 31, 2013. During the first three months of fiscal 2014, the net unrealized gain/loss on our investment portfolios ranged from a net unrealized gain of $35.0 million to a net unrealized loss of $11.5 million. The fluctuation from a net gain early in the first quarter to a net loss position was driven by increases in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $10.1 million as of September 23, 2013.
As of August 31, 2013 and May 31, 2013, we had $3.3 billion and $3.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% and 1.8% as of August 31, 2013 and May 31, 2013, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of August 31, 2013 would be approximately $21.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2013 were not other-than-temporarily impaired. While $1.3 billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $35.0 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2013 and May 31, 2013 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2013, filed with the SEC on July 22, 2013. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2013:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2013 - July 31, 2013	1,792,625	$39.27	$348,207,375
August 1, 2013 - August 31, 2013	332,653	$40.53	$266,127,343
Total for the period	2,125,278	$39.46	$266,127,343

In October 2012, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2014. The stock repurchase program may be suspended or discontinued by management at any time. Stock repurchases during the three months ended August 31, 2013 were retired.

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
PAYCHEX, INC.

Date: September 30, 2013	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 30, 2013	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)