Form 10-Q
period 2014-02-28
PAYCHEX INC
filed 2014-03-26
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	363,739,087	Shares
CLASS	OUTSTANDING AS OF	February 28, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended February 28,		For the nine months ended February 28,
	2014	2013	2014	2013
Revenue:
Service revenue	$626.0	$582.4	$1,824.4	$1,709.9
Interest on funds held for clients	10.5	10.9	30.5	31.0
Total revenue	636.5	593.3	1,854.9	1,740.9
Expenses:
Operating expenses	177.1	171.2	509.5	498.3
Selling, general and administrative expenses	208.7	197.1	591.0	549.6
Total expenses	385.8	368.3	1,100.5	1,047.9
Operating income	250.7	225.0	754.4	693.0
Investment income, net	1.5	1.4	4.0	5.2
Income before income taxes	252.2	226.4	758.4	698.2
Income taxes	92.1	81.9	276.8	252.7
Net income	160.1	144.5	481.6	445.5

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	10.9	(7.0)	2.6	(5.0)
Total other comprehensive income/(loss), net of tax	10.9	(7.0)	2.6	(5.0)
Comprehensive income	$171.0	$137.5	$484.2	$440.5

Basic earnings per share	$0.44	$0.40	$1.32	$1.23
Diluted earnings per share	$0.44	$0.40	$1.31	$1.22
Weighted-average common shares outstanding	364.2	363.8	364.8	363.5
Weighted-average common shares outstanding, assuming dilution	365.8	364.6	366.3	364.2
Cash dividends per common share	$0.35	$0.66	$1.05	$1.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	February 28, 2014	May 31, 2013
ASSETS
Cash and cash equivalents	$271.3	$107.3
Corporate investments	314.4	398.2
Interest receivable	29.4	32.4
Accounts receivable, net of allowance for doubtful accounts	129.6	133.4
Deferred income taxes	8.0	2.3
Prepaid income taxes	—	49.9
Prepaid expenses and other current assets	49.8	36.6
Current assets before funds held for clients	802.5	760.1
Funds held for clients	4,916.8	4,072.5
Total current assets	5,719.3	4,832.6
Long-term corporate investments	377.8	369.1
Property and equipment, net of accumulated depreciation	345.1	346.0
Intangible assets, net of accumulated amortization	40.5	45.2
Goodwill	540.0	533.9
Deferred income taxes	36.3	34.1
Other long-term assets	10.4	2.8
Total assets	$7,069.4	$6,163.7

LIABILITIES
Accounts payable	$34.7	$42.7
Accrued compensation and related items	164.1	138.2
Accrued income taxes	8.1	—
Deferred income taxes	7.8	8.1
Other current liabilities	43.5	39.5
Current liabilities before client fund obligations	258.2	228.5
Client fund obligations	4,880.7	4,039.7
Total current liabilities	5,138.9	4,268.2
Accrued income taxes	25.5	19.7
Deferred income taxes	61.7	53.3
Other long-term liabilities	55.1	48.8
Total liabilities	5,281.2	4,390.0

COMMITMENTS AND CONTINGENCIES – NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.7 shares as of February 28, 2014 and 365.4 shares as of May 31, 2013, respectively.	3.6	3.7
Additional paid-in capital	776.3	659.5
Retained earnings	983.7	1,088.5
Accumulated other comprehensive income	24.6	22.0
Total stockholders’ equity	1,788.2	1,773.7
Total liabilities and stockholders’ equity	$7,069.4	$6,163.7
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the nine months ended February 28,
	2014	2013
OPERATING ACTIVITIES
Net income	$481.6	$445.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	76.7	73.3
Amortization of premiums and discounts on available-for-sale securities, net	52.3	41.4
Stock-based compensation costs	21.7	16.9
Benefit from deferred income taxes	(7.1)	(4.8)
Provision for allowance for doubtful accounts	1.7	0.8
Net realized gains on sales of available-for-sale securities	(0.5)	(0.9)
Changes in operating assets and liabilities:
Interest receivable	3.0	5.3
Accounts receivable	2.4	17.4
Prepaid expenses and other current assets	36.6	5.2
Accounts payable and other current liabilities	30.2	(2.4)
Net change in other assets and liabilities	7.2	8.7
Net cash provided by operating activities	705.8	606.4
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(21,163.4)	(18,655.1)
Proceeds from sales and maturities of available-for-sale securities	21,718.0	16,792.3
Net change in funds held for clients’ money market securities and other cash equivalents	(1,369.6)	787.8
Purchases of property and equipment	(62.8)	(74.2)
Acquisition of business, net of cash acquired	(9.3)	(21.3)
Purchases of other assets	(7.1)	(5.1)
Net cash used in investing activities	(894.2)	(1,175.6)
FINANCING ACTIVITIES
Net change in client fund obligations	841.0	1,015.8
Dividends paid	(383.4)	(476.7)
Repurchases of common shares	(203.0)	—
Equity activity related to stock-based awards	97.8	21.7
Net cash provided by financing activities	352.4	560.8
Increase/(decrease) in cash and cash equivalents	164.0	(8.4)
Cash and cash equivalents, beginning of period	107.3	108.8
Cash and cash equivalents, end of period	$271.3	$100.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2014
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the nine months ended February 28, 2014 and 2013. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 28, 2014 and May 31, 2013.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2013 (“fiscal 2013”). Operating results and cash flows for the nine months ended February 28, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2014 (“fiscal 2014”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO workers’ compensation insurance: Workers’ compensation insurance for professional employer organization ("PEO") worksite employees is provided under a deductible workers’ compensation policy with a national insurance company. Reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2014 and fiscal 2013 policies. As of February 28, 2014 and May 31, 2013, the Company had recorded current liabilities of $8.5 million and $6.8 million, respectively, and long-term liabilities of $14.8 million and $13.7 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $7.1 million and $21.7 million, respectively, for the three and nine months ended February 28, 2014, as compared with $5.4 million and $16.9 million, respectively, for the three and nine months ended February 28, 2013. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2013 Form 10-K.
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

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Effective June 1, 2013, the Company adopted ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This updated guidance allows companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test. The Company currently does not have any indefinite-lived intangible assets other than goodwill, so adoption of this guidance did not have a material effect on its consolidated financial statements.
Recently issued accounting pronouncements: In January 2014, the FASB issued ASU 2014-01, "Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." This ASU permits a company to make an accounting policy election to account for investments in qualified affordable housing projects under a new proportional amortization method. If such an election is not made, the ASU requires use of the equity or cost method for investments.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company currently accounts for its investments in qualified affordable housing projects using the equity method for investments and does not anticipate that this ASU will have a material effect on its consolidated financial statements.
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
Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended February 28,		For the nine months ended February 28,
In millions, except per share amounts	2014	2013	2014	2013
Basic earnings per share:
Net income	$160.1	$144.5	$481.6	$445.5
Weighted-average common shares outstanding	364.2	363.8	364.8	363.5
Basic earnings per share	$0.44	$0.40	$1.32	$1.23
Diluted earnings per share:
Net income	$160.1	$144.5	$481.6	$445.5
Weighted-average common shares outstanding	364.2	363.8	364.8	363.5
Dilutive effect of common share equivalents	1.6	0.8	1.5	0.7
Weighted-average common shares outstanding, assuming dilution	365.8	364.6	366.3	364.2
Diluted earnings per share	$0.44	$0.40	$1.31	$1.22
Weighted-average anti-dilutive common share equivalents	0.1	7.0	0.6	7.3
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended February 28, 2014 and 2013, 0.5 million and 0.2 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the nine months ended February 28, 2014 and 2013, 3.3 million and 1.3 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.
In October 2012, the Company announced its program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2014. During the three months ended February 28, 2014, the Company repurchased 1.1 million shares for $43.9 million. During the nine months ended February 28, 2014, the Company repurchased 5.0 million shares for $203.0 million. Shares repurchased are retired.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended February 28,		For the nine months ended February 28,
In millions	2014	2013	2014	2013
Interest income on corporate funds	$1.9	$1.4	$5.2	$5.3
Interest expense	(0.2)	—	(1.0)	(0.1)
Net loss from equity-method investments	(0.2)	—	(0.2)	—
Investment income, net	$1.5	$1.4	$4.0	$5.2

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 28, 2014
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,507.4	$—	$—	$2,507.4
Available-for-sale securities:
General obligation municipal bonds	1,623.2	28.8	(2.5)	1,649.5
Pre-refunded municipal bonds(1)	124.1	2.1	—	126.2
Revenue municipal bonds	837.5	12.2	(1.4)	848.3
Variable rate demand notes	465.5	—	—	465.5
Total available-for-sale securities	3,050.3	43.1	(3.9)	3,089.5
Other	10.4	1.7	—	12.1
Total funds held for clients and corporate investments	$5,568.1	$44.8	$(3.9)	$5,609.0

	May 31, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,137.7	$—	$—	$1,137.7
Available-for-sale securities:
General obligation municipal bonds	1,432.9	27.4	(3.5)	1,456.8
Pre-refunded municipal bonds(1)	201.0	2.9	—	203.9
Revenue municipal bonds	746.1	10.1	(2.2)	754.0
Variable rate demand notes	1,276.7	—	—	1,276.7
Total available-for-sale securities	3,656.7	40.4	(5.7)	3,691.4
Other	9.5	1.2	—	10.7
Total funds held for clients and corporate investments	$4,803.9	$41.6	$(5.7)	$4,839.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of February 28, 2014 were commercial paper, short-term municipal bonds, money market securities, and bank demand deposit accounts. Included in money market securities and other cash equivalents as of May 31, 2013 were money market securities and bank demand deposit accounts.

Note D: Funds Held for Clients and Corporate Investments — continued

Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	February 28, 2014	May 31, 2013
Funds held for clients	$4,916.8	$4,072.5
Corporate investments	314.4	398.2
Long-term corporate investments	377.8	369.1
Total funds held for clients and corporate investments	$5,609.0	$4,839.8
The Company’s available-for-sale securities reflected a net unrealized gain of $39.2 million as of February 28, 2014 compared with a net unrealized gain of $34.7 million as of May 31, 2013. Included in the net unrealized gain as of February 28, 2014 and May 31, 2013, there were 85 and 147 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	February 28, 2014
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(2.2)	$188.9	$(0.3)	$17.4	$(2.5)	$206.3
Pre-refunded municipal bonds	—	9.1	—	—	—	9.1
Revenue municipal bonds	(1.1)	98.0	(0.3)	32.1	(1.4)	130.1
Total	$(3.3)	$296.0	$(0.6)	$49.5	$(3.9)	$345.5

	May 31, 2013
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(3.5)	$349.2	$—	$—	$(3.5)	$349.2
Pre-refunded municipal bonds	—	3.1	—	—	—	3.1
Revenue municipal bonds	(2.2)	225.3	—	2.1	(2.2)	227.4
Total	$(5.7)	$577.6	$—	$2.1	$(5.7)	$579.7
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 28, 2014, that had unrealized losses totaling $3.9 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2014 and May 31, 2013 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were $0.3 million and $0.5 million, respectively, for the three and nine months ended February 28, 2014. Realized gains were $0.6 million and $0.9 million, respectively, for the three and nine months ended February 28, 2013. There were no realized losses recognized in any of the respective periods.

Note D: Funds Held for Clients and Corporate Investments — continued

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$350.1	$352.6
Due after one year through three years	769.8	788.5
Due after three years through five years	703.7	716.3
Due after five years	1,226.7	1,232.1
Total	$3,050.3	$3,089.5
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

Note E: Fair Value Measurements — continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2014
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
General obligation municipal bonds	$5.2	$—	$5.2	$—
Pre-refunded municipal bonds	4.0	—	4.0	—
Revenue municipal bonds	9.6	—	9.6	—
Commercial paper	272.3	—	272.3	—
Money market securities	0.1	0.1	—	—
Total cash equivalents	$291.2	$0.1	$291.1	$—
Available-for-sale securities:
General obligation municipal bonds	$1,649.5	$—	$1,649.5	$—
Pre-refunded municipal bonds	126.2	—	126.2	—
Revenue municipal bonds	848.3	—	848.3	—
Variable rate demand notes	465.5	—	465.5	—
Total available-for-sale securities	$3,089.5	$—	$3,089.5	$—
Other securities	$12.1	$12.1	$—	$—
Liabilities:
Other long-term liabilities	$12.1	$12.1	$—	$—

	May 31, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,456.8	$—	$1,456.8	$—
Pre-refunded municipal bonds	203.9	—	203.9	—
Revenue municipal bonds	754.0	—	754.0	—
Variable rate demand notes	1,276.7	—	1,276.7	—
Total available-for-sale securities	$3,691.4	$—	$3,691.4	$—
Other securities	$10.7	$10.7	$—	$—
Liabilities:
Other long-term liabilities	$10.7	$10.7	$—	$—

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

In millions	February 28, 2014	May 31, 2013
Land and improvements	$8.1	$8.1
Buildings and improvements	100.8	99.2
Data processing equipment	179.4	175.6
Software	340.5	290.1
Furniture, fixtures, and equipment	146.1	145.2
Leasehold improvements	101.0	99.5
Construction in progress	13.9	32.8
Total property and equipment, gross	889.8	850.5
Less: Accumulated depreciation and amortization	544.7	504.5
Property and equipment, net of accumulated depreciation	$345.1	$346.0
Depreciation expense was $22.1 million and $65.0 million for the three and nine months ended February 28, 2014, respectively, compared to $20.1 million and $59.0 million, respectively, for the three and nine months ended February 28, 2013.
Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $540.0 million and $533.9 million as of February 28, 2014 and May 31, 2013, respectively. The increase in goodwill was due to an immaterial business acquisition.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	February 28, 2014	May 31, 2013
Client lists	$237.0	$231.0
Other intangible assets	2.6	2.4
Total intangible assets, gross	239.6	233.4
Less: Accumulated amortization	199.1	188.2
Intangible assets, net of accumulated amortization	$40.5	$45.2
Amortization expense relating to intangible assets was $4.2 million and $11.7 million for the three and nine months ended February 28, 2014, respectively, as compared with $4.9 million and $14.3 million for the three and nine months ended February 28, 2013.
As of February 28, 2014, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2014 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2014	$15.7
2015	$12.3
2016	$9.0
2017	$6.5
2018	$4.3

Note H: Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive income are as follows:

	For the three months ended February 28,		For the nine months ended February 28,
In millions	2014	2013	2014	2013
Beginning balance	$13.7	$39.7	$22.0	$37.7
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	11.0	(6.6)	2.9	(4.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	(0.1)	(0.4)	(0.3)	(0.6)
Total other comprehensive income/(loss), net of tax	10.9	(7.0)	2.6	(5.0)
Ending balance	$24.6	$32.7	$24.6	$32.7
The total tax impact in other comprehensive income/(loss) for the three and nine months ended February 28, 2014 was tax expense of $6.5 million and $1.7 million, respectively. The total tax impact in other comprehensive income/(loss) for the three and nine months ended February 28, 2013 was tax benefit of $4.0 million and $2.7 million, respectively.
Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities. For the three and nine months ended February 28, 2014 and 2013, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note I: Commitments and Contingencies
Lines of credit: As of February 28, 2014, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2015
Bank of America, N.A.	$250 million	February 28, 2015
PNC Bank, National Association	$150 million	February 28, 2015
Wells Fargo Bank, National Association	$150 million	February 28, 2015
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the nine months ended, February 28, 2014.
The financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. No amounts were borrowed under the credit facility during the three months ended February 28, 2014. During the nine months ended February 28, 2014, the Company borrowed $25.0 million and $175.0 million, each for one day, at an interest rate of 3.25%. There were no amounts outstanding under this credit facility as of February 28, 2014.

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
Letters of credit: As of February 28, 2014 and May 31, 2013, the Company had irrevocable standby letters of credit available totaling $43.0 million and $36.8 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2014 and April 2015. Upon draw down of funds, the letters of credit become collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2014.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $7.7 million and $9.9 million of capital assets as of February 28, 2014 and May 31, 2013, respectively.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and nine months ended February 28, 2014 and February 28, 2013, and our financial condition as of February 28, 2014. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2014 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2013 (“fiscal 2013”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. We support the small business market through our core payroll and SurePayroll products. Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services ("MMS") payroll product. We offer a software-as-a-service ("SaaS") solution for our MMS clients, allowing our mid-market payroll product to be integrated with various Internet-based services offered to meet the payroll and human resource administrative needs of these clients. Our SaaS solution through the MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
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

Overview
We are pleased with the progress reflected in our financial results for the three months ended February 28, 2014 (the "third quarter") of the fiscal year ending May 31, 2014 ("fiscal 2014"). Payroll service revenue growth continued to advance, led by core payroll results, while Human Resource Services ("HRS") revenue benefited from demand for human resource outsourcing solutions. The increase of 5% in payroll service revenue was the result of growth in checks per payroll and revenue per check. HRS revenue grew 12%. We continued to experience good new business revenue growth, particularly in core payroll and Paychex HR Solutions. We continue to deliver client satisfaction and retention at high levels.
Our financial results continue to be adversely impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 0.9% for the third quarter compared to 1.0% for the same period last year.
We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We continue to invest in our business, particularly in areas related to product development and supporting technology while maintaining strong operating income, net of certain items, as a percent of service revenue for the third quarter.

We continue to position ourselves to capitalize on the opportunities arising from the shift to online/SaaS solutions as we invest heavily in product development relating to our online/SaaS capabilities and mobile applications. Our Paychex Next Generation suite of innovative products and services includes a SaaS platform that combines the latest technology with superior customer service to provide human resource administrators a streamlined and integrated approach to workforce management. With this, all Paychex services, including payroll, time and attendance, HR, benefits, training, and performance management, are accessible on a single cloud-based platform with Paychex Single Sign-On. We believe continued investment in our technology is a key building block for future success.
During the third quarter, we enhanced our portfolio of products and services that provide value to our clients. We introduced Paychex Payment Processing Services, a full suite of payment processing solutions, including credit and debit card processing, mobile and online payment services, and point-of-sale solutions, designed to meet the evolving needs of today’s small businesses. This service is being offered in partnership with Elavon, a leading global payments provider.
During the third quarter, we continued to roll out our new comprehensive solutions to help employers and employees with certain mandates under U.S. health care reform legislation. This includes Paychex Employer Shared Responsibility Service designed to make it easier for business owners to determine if the Employer Shared Responsibility ("ESR") provision applies to them, and what actions they may need to take. We also offer our new ESR Complete Analysis and Monitoring Services for those clients that want a more robust solution. The Paychex Benefit Account product allows employers to offer Flexible Savings Accounts, Health Savings Accounts, and Health Reimbursement Accounts on a single platform with one debit card for their flexibility. The new health care reform section on our website is designed to provide answers, information, and solutions that employers need to prepare for and take action on health care reform.
Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Total service revenue increased 7% to $626.0 million.

◦	Payroll service revenue increased 5% to $413.9 million.

◦	HRS revenue increased 12% to $212.1 million.

•	Interest on funds held for clients decreased 3% to $10.5 million.

•	Total revenue increased 7% to $636.5 million.

•
Operating income increased 11% to $250.7 million and operating income, net of certain items, increased 12% to $240.2 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income increased 11% to $160.1 million and diluted earnings per share increased 10% to $0.44 per share.
Non-GAAP Financial Measure
In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the basis of the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates that are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Refer to the reconciliation of operating income to operating income, net of certain items, in the “Results of Operations – Operating Income” section of this Form 10-Q.

Financial Position and Liquidity
Our financial position as of February 28, 2014, remained strong with cash and total corporate investments of $963.5 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the nine months ended February 28, 2014 (the "nine months"), our primary short-term investment vehicles were high quality variable rate demand notes (“VRDN”s) and bank demand deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of February 28, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $705.8 million for the nine months. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of February 28, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the third quarter and our financial position as of February 28, 2014, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2014 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected full year fiscal 2014 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check, and is consistent with the growth rate experiences in the first nine months of fiscal 2014. HRS revenue is expected to achieve a low double-digit growth rate. Payroll revenue growth for the three months ended May 31, 2014 (the "fourth quarter") is expected to be impacted by one less processing day than in the same period last year.
Our guidance is as follows:

	Low		High
Payroll service revenue	3%	—	4%
HRS revenue	10%	—	11%
Total service revenue	5%	—	6%
Net income	9%	—	10%
Operating income, net of certain items, as a percent of total service revenue is expected to be approximately 38% for fiscal 2014. The effective income tax rate for fiscal 2014 is expected to be in the range of 36% to 37%. Net income growth for fiscal 2014 is expected to benefit from a strong comparison in the fourth quarter as a result of the impact of the settlement of a state income tax matter in fiscal 2013, which reduced diluted earnings per share by approximately $0.04 per share. This settlement will not have an impact on the effective income tax rate for fiscal 2014.
Interest on funds held for clients and investment income for fiscal 2014 are expected to continue to be impacted by low interest rates. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.0% for fiscal 2014. As of February 28, 2014, the long-term investment portfolio, which excludes VRDNs, had an average yield-to-maturity of 1.7% and an average duration of 3.1 years. In the next twelve months, slightly less than 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate in the range of 1.0% to 1.5%.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended February 28,			For the nine months ended February 28,
$ in millions	2014	2013	Change	2014	2013	Change
Revenue:
Payroll service revenue	$413.9	$393.7	5%	$1,204.8	$1,156.6	4%
HRS revenue	212.1	188.7	12%	619.6	553.3	12%
Total service revenue	626.0	582.4	7%	1,824.4	1,709.9	7%
Interest on funds held for clients	10.5	10.9	(3)%	30.5	31.0	(1)%
Total revenue	636.5	593.3	7%	1,854.9	1,740.9	7%
Combined operating and SG&A expenses	385.8	368.3	5%	1,100.5	1,047.9	5%
Operating income	250.7	225.0	11%	754.4	693.0	9%
Investment income, net	1.5	1.4	6%	4.0	5.2	(24)%
Income before income taxes	252.2	226.4	11%	758.4	698.2	9%
Income taxes	92.1	81.9	12%	276.8	252.7	10%
Effective income tax rate	36.5%	36.2%		36.5%	36.2%
Net income	$160.1	$144.5	11%	$481.6	$445.5	8%
Diluted earnings per share	$0.44	$0.40	10%	$1.31	$1.22	7%
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 28, 2014, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended February 28,			For the nine months ended February 28,
$ in millions	2014	2013	Change	2014	2013	Change
Average investment balances:
Funds held for clients	$4,252.2	$4,151.8	2%	$3,736.1	$3,561.6	5%
Corporate investments	897.6	676.6	33%	871.4	738.9	18%
Total	$5,149.8	$4,828.4	7%	$4,607.5	$4,300.5	7%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.0%	1.0%		1.1%	1.1%
Corporate investments	0.7%	0.8%		0.7%	0.9%
Combined funds held for clients and corporate investments	0.9%	1.0%		1.0%	1.1%

Total net realized gains	$0.3	$0.6		$0.5	$0.9

As of: $ in millions	February 28, 2014	May 31, 2013
Net unrealized gain on available-for-sale securities (1)	$39.2	$34.7
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$3,089.5	$3,691.4
Weighted-average duration of available-for-sale securities in years (3)	3.1	3.1
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.7%	1.8%

(1)	The net unrealized gain on our investment portfolio was approximately $21.4 million as of March 21, 2014.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of February 28, 2014 and May 31, 2013.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue was $413.9 million for the third quarter and $1.2 billion for the nine months, reflecting increases of 5% and 4%, respectively, compared to the same periods last year. These increases were driven by growth in checks per payroll and revenue per check. Checks per payroll increased 1.0% for the third quarter and 1.5% for the nine months, compared to the respective periods last year. The growth rate for checks per payroll moderated somewhat during the third quarter. Growth in revenue per check was the result of price increases net of discounts, together with the impact of increased product penetration. For the third quarter, the growth rate for payroll service revenue was bolstered, in the range of one-half to one percent, as a result of one additional processing day compared to the same period last year.
Human Resource Services revenue: HRS revenue was $212.1 million for the third quarter and $619.6 million for the nine months, reflecting increases of 12% for both periods compared to the same periods last year. We continue to experience rapid growth in both our ASO and PEO, as well as in our eServices. The increases in HRS revenue were primarily driven by client base growth, particularly in our Paychex HR Solutions, retirement services, and eServices products. Within Paychex HR Solutions, the PEO has continued to show strong growth in the number of client employees served. Retirement services revenue also benefited from an increase in the average asset value of participants' funds. Insurance services revenue growth reflected higher premiums in workers' compensation insurance services and an increase in the number of health and benefits applicants. Our eServices products contributed to growth through sales success for SaaS products. HRS revenue growth was tempered modestly by higher direct costs within our PEO.
Total service revenue: Total service revenue was $626.0 million for the third quarter and $1.8 billion for the nine months, reflecting increases of 7% for both periods compared to the same periods last year. These increases were attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $10.5 million for the third quarter and $30.5 million for the nine months, reflecting decreases of 3% and 1%, respectively, compared to the same periods last year. These fluctuations were driven by the impact of slightly lower average interest rates earned and lower net realized gains on the sale of available-for-sale securities, partially offset by increases in average investment balances. Average investment balances increased 2% and 5%, respectively, for the third quarter and nine months. These increases were a result of growth in checks per payroll and client base. In addition, the nine months benefited from the expiration of certain payroll tax cuts on December 31, 2012, which resulted in higher employee social security withholdings.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended February 28,			For the nine months ended February 28,
$ in millions	2014	2013	Change	2014	2013	Change
Compensation-related expenses	$265.0	$247.5	7%	$751.4	$706.2	6%
Depreciation and amortization	26.3	25.0	5%	76.7	73.3	5%
Other expenses	94.5	95.8	(1)%	272.4	268.4	1%
Total operating and SG&A expenses	$385.8	$368.3	5%	$1,100.5	$1,047.9	5%
Total expenses were $385.8 million for the third quarter and $1.1 billion for the nine months, reflecting increases of 5% for both periods compared to the respective periods last year. These increases in total expenses were primarily in compensation-related expenses. Compensation-related expenses increased due to higher wages and performance-based compensation costs. Growth for the nine months was also impacted by higher sales commissions as a result of good new business revenue growth, primarily in core payroll and Paychex HR Solutions. The increase in wages was largely related to investments in product development and supporting technology, as well as sales force investment initiatives that began in fiscal 2013. As of February 28, 2014 and 2013, we had approximately 12,700 and 12,500 employees, respectively.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The increases in depreciation and amortization were due to assets acquired as part of immaterial business acquisitions. Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.

Operating income: Operating income was $250.7 million for the third quarter and $754.4 million for the nine months, reflecting increases of 11% and 9%, respectively, compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, is summarized as follows:

	For the three months ended February 28,			For the nine months ended February 28,
$ in millions	2014	2013	Change	2014	2013	Change
Operating income	$250.7	$225.0	11%	$754.4	$693.0	9%
Excluding: Interest on funds held for clients	(10.5)	(10.9)	(3)%	(30.5)	(31.0)	(1)%
Operating income, net of certain items	$240.2	$214.1	12%	$723.9	$662.0	9%
Operating income, net of certain items, as a percent of total service revenue	38.4%	36.8%		39.7%	38.7%
We anticipate that operating income, net of certain items, as a percent of total service revenue will be approximately 38% for fiscal 2014. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.5 million for the third quarter and $4.0 million for the nine months, reflecting an increase of 6% and a decrease of 24%, respectively, compared to the same periods last year. The increase for the third quarter was the result of higher average investment balances, partially offset by lower average interest rates earned. The decrease for the nine months was attributable to lower average interest rates earned, partially offset by an increase in average investment balances. The growth in average investment balances is the result of investment of cash generated from operations. The third quarter reflected higher growth in average investment balances due to the impact in the prior year third quarter of the acceleration of shareholder dividend payments to December 2012.
Income taxes: Our effective income tax rate was 36.5% for both the third quarter and nine months, compared with 36.2% for both the respective prior year periods. The increase in the effective income tax rate was primarily the result of lower levels of tax-exempt income derived from the longer-term municipal debt securities in the funds held for clients and corporate investment portfolios.
Net income and earnings per share: Net income was $160.1 million for the third quarter and $481.6 million for the nine months, reflecting increases of 11% and 8%, respectively, compared to the same periods last year. Diluted earnings per share was $0.44 per share for the third quarter and $1.31 per share for the nine months, reflecting increases of 10% and 7%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of February 28, 2014 remained strong with cash and total corporate investments of $963.5 million and no debt. We believe that our investments as of February 28, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 28, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of February 28, 2014, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2015
Bank of America, N.A.	$250 million	February 28, 2015
PNC Bank, National Association	$150 million	February 28, 2015
Wells Fargo Bank, National Association	$150 million	February 28, 2015

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the nine months ended, February 28, 2014.
The financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.
Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the "Borrower") may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. No amounts were borrowed under the credit facility during the three months ended February 28, 2014. During the nine months ended February 28, 2014, we borrowed $25.0 million and $175.0 million, each for one day, at an interest rate of 3.25%. There were no amounts outstanding under this credit facility as of February 28, 2014.
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of February 28, 2014, we had irrevocable standby letters of credit available totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2014 and April 2015. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended, February 28, 2014.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $7.7 million of capital assets as of February 28, 2014.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of February 28, 2014.
Operating Cash Flow Activities

	For the nine months ended February 28,
In millions	2014	2013
Net income	$481.6	$445.5
Non-cash adjustments to net income	144.8	126.7
Cash provided by changes in operating assets and liabilities	79.4	34.2
Net cash provided by operating activities	$705.8	$606.4

The increase in our operating cash flows for the first nine months of fiscal 2014, compared to the same period last year, was primarily a result of higher net income, non-cash adjustments to net income, and fluctuations in operating assets and liabilities. Non-cash adjustments to net income were higher primarily due to higher amortization of premiums on available-for-sale securities, along with slightly higher depreciation and stock-based compensation costs. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax payments, and other liabilities.
Investing Cash Flow Activities

	For the nine months ended February 28,
In millions	2014	2013
Net change in funds held for clients and corporate investment activities	$(815.0)	$(1,075.0)
Purchases of property and equipment	(62.8)	(74.2)
Acquisition of business, net of cash acquired	(9.3)	(21.3)
Purchases of other assets	(7.1)	(5.1)
Net cash used in investing activities	$(894.2)	$(1,175.6)
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the first nine months of fiscal 2014 and 2013 reflect net cash outflows. This is typical for this time period as a result of higher client collections in the third quarter related to calendar year-end bonus payments, higher social security withholdings with the calendar-year reset, and collections for income taxes. There was a larger outflow during the prior year period due to the expiration of certain payroll tax-cuts as of December 31, 2012, which resulted in a higher social security withholdings than earlier in the fiscal year.
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
Financing Cash Flow Activities

	For the nine months ended February 28,
In millions, except per share amounts	2014	2013
Net change in client fund obligations	$841.0	$1,015.8
Dividends paid	(383.4)	(476.7)
Repurchases of common stock	(203.0)	—
Equity activity related to stock-based awards	97.8	21.7
Net cash provided by financing activities	$352.4	$560.8
Cash dividends per common share	$1.05	$1.31
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
The cash inflows related to the net change in client fund obligations for the first nine months of fiscal 2014 and 2013 were the result of higher collections from clients for employee tax withholdings than payments. This is typical for this period due to calendar year-end bonus payments, higher social security withholdings with the calendar-year reset, and income tax payments to be remitted in April. The level of this fluctuation was higher in the prior year due to the impact of the expiration of certain payroll tax cuts as of December 31, 2012, which resulted in higher social security withholdings.

Dividends paid: In July 2013, the quarterly shareholder dividend was increased 6% to $0.35 per share from $0.33 per share. In October 2012, the quarterly shareholder dividend was increased 3% to $0.33 per share from $0.32 per share. The decrease in dividend payments for the nine months compared to the prior year period is due to the accelerated payment of dividends to stockholders in December 2012 that would normally have been paid in February 2013 and May 2013. In fiscal 2014, the Company has not accelerated dividend payments. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board.
Repurchases of common stock: In October 2012, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2014. During the first nine months of fiscal 2014, we repurchased 5.0 million shares for $203.0 million.
Equity activity related to stock-based awards: Equity activity related to stock-based awards increased as a result of stock option exercises of 2.9 million shares for the nine months compared to 0.9 million shares for the same period last year.
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
During the nine months, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0%, compared with 1.1% for the same period last year. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2014 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, slightly less than 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate in the range of 1.0% to 1.5%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$350.1	$352.6
Due after one year through three years	769.8	788.5
Due after three years through five years	703.7	716.3
Due after five years	1,226.7	1,232.1
Total	$3,050.3	$3,089.5
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
Subject to these factors and under normal financial market environment, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.5 million, after taxes, for the next twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $39.2 million as of February 28, 2014, compared with a net unrealized gain of $34.7 million as of May 31, 2013. During the nine months, the net unrealized gain/loss on our investment portfolios ranged from a net unrealized loss of $12.8 million to a net unrealized gain of $39.2 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $21.4 million as of March 21, 2014.
As of February 28, 2014 and May 31, 2013, we had $3.1 billion and $3.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% and 1.8% as of February 28, 2014 and May 31, 2013, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities held as of February 28, 2014 would be approximately $20.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2014 were not other-than-temporarily impaired. While $345.5 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $3.9 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2014 and May 31, 2013 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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

Changes in Internal Control over Financial Reporting: In connection with the evaluation described above, we also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this report. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended February 28, 2014:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
January 1, 2014 - January 31, 2014	450,000	$42.02	$172,008,893
February 1, 2014 - February 28, 2014	612,154	$40.78	$147,044,948
Total for the period	1,062,154	$41.31	$147,044,948

In October 2012, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2014. The stock repurchase program may be suspended or discontinued by management at any time. Shares of stock repurchased during the three months ended February 28, 2014 were retired. All shares of stock repurchased during the three months ended February 28, 2014 were purchased pursuant to the program.

Item 6. Exhibits
Exhibits required to be filed by Item 601 of Regulation S-K.
For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 28 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date: March 26, 2014	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2014	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

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