Form 10-K
period 2014-05-31
PAYCHEX INC
filed 2014-07-22
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of November 30, 2013, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $14,236,029,018 based on the closing price reported for such date on the NASDAQ Global Select Market.
As of June 30, 2014, 363,099,317 shares of the registrant’s common stock, $.01 par value, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 15, 2014, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.
INDEX TO FORM 10-K
For the fiscal year ended May 31, 2014

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

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes and the impact of competition;

•	changes in the availability of skilled workers, in particular those supporting our technology and product development;

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
We are a leading provider of integrated payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2014, we serviced approximately 580,000 payroll clients. We maintain our corporate headquarters in Rochester, New York, and have more than 100 offices.
Our company was formed as a Delaware corporation in 1979. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.
Company Strategy
We are focused on achieving strong, long-term financial performance by:

•	providing high-quality, timely, accurate, and affordable comprehensive integrated payroll and human resource services;

•
delivering these services utilizing a well-trained and responsive work force through a network of local and corporate offices servicing more than 100 of the largest markets in the U.S., as well as in Germany and Brazil;

•
growing our client base, primarily through the efforts of our direct sales force, along with other marketing channels such as accountants, banks, national associations and franchise organizations, and search engine marketing;

•	continually improving client service, through leveraging our leading-edge technology, to maximize client retention;

•	capitalizing on the growth opportunities within our existing client base and from new clients by increasing utilization of our payroll and human resource services and products;

•	investing in our business through expansion of our service and product offerings to continually add value for our clients; and

•	supplementing our growth through strategic acquisitions when appropriate opportunities arise.
Services and Products
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. These include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services;

•	regulatory compliance services (new-hire reporting and garnishment processing);

•	Paychex HR Services;

•	retirement services administration;

•	insurance services;

•	online HR administration services, including time and attendance and benefit enrollment; and

•	other human resource services and products.
In the fiscal year ended May 31, 2014 ("fiscal 2014"), we also introduced additional value-added services that aid clients with certain accounting and finance needs.

By offering additional services that leverage the information gathered in the base payroll processing service, we are able to provide comprehensive outsourcing services that allow employers to expand their employee benefits offerings at an affordable cost. We mainly earn our revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services.

At Paychex, innovative technology meets superior customer service. The integration of service and technology allows us to meet our clients' diverse needs by providing them information and products when, where, and how they want it. Our software-as-a-service ("SaaS") solutions, operating in the cloud, allow us to offer such versatility. Our Paychex Mobile Applications add greater value and convenience for our clients and their employees by allowing them instant access and increased productivity. Our mobile apps are available for iPad® and AndroidTM tablets and smartphones, and allow our clients and their employees to have full access to our products, offering diverse capabilities for both the employer and employee. We offer an industry-leading, web-based report center and robust report writer. This provides a one-stop shop for standard or on-demand reporting needs, ad-hoc and customized reporting, data-extract templates, and more.

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
Payroll
Payroll processing is a key aspect of our service portfolio. Our payroll service includes the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations. Our payroll services support the small business market through our core payroll and SurePayroll, Inc. ("SurePayroll") products. Our core payroll clients can opt for our full-service customer service model through our branch operations or use Paychex Online, our secure Internet portal, which offers a suite of self-service, interactive services twenty-four hours a day, seven days a week. These services include Paychex Online Payroll®, Internet Time Sheet, Paychex Online Reports, and General Ledger Reporting Service. Using these services, clients can communicate payroll information, access current and historical payroll information, and transfer payroll information calculated by us to their general ledger accounting software, eliminating manual entries and improving the accuracy of bookkeeping. In addition, our SurePayroll SaaS solution offers "do-it-yourself," self-service and mobile applications for small business.
Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services ("MMS") payroll product. We offer a SaaS solution, through a single, web-based portal, to meet the payroll and human resource administrative needs of our MMS clients. This allows our mid-market payroll product to be integrated with various Internet-based services offered to assist clients with their administrative human resource and payroll needs through every step of the employee life cycle. Ancillary services particularly beneficial to our MMS clients include the following:

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
MMS clients also have the option to select from a number of á la carte payroll and human resource ancillary services. Both core and MMS clients can opt for our comprehensive human resource and payroll outsourcing solution, Paychex HR Services. This flexibility allows our clients to define the solution that best meets their particular needs.

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
Employee payment services:    Our employee payment services provide an employer with the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our Readychex service provides a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.
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
Human Resource Services
Paychex HR Services:    We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Services offering is available through Paychex HR Solutions, an administrative services organization (“ASO”), or Paychex PEO, a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, provide health care coverage to PEO employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Services has reduced redundancies and created more flexible options for business owners to find the solution that best meets their needs. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics. As of May 31, 2014, Paychex HR Services was utilized by 28,000 clients with approximately 766,000 client employees.
Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are one of the largest 401(k) recordkeepers for small businesses in the U.S. For fiscal 2014 and the fiscal year ended May 31, 2013 ("fiscal 2013"), we earned an average fee of approximately twenty to twenty-five basis points from external fund managers based on the total asset value of participants' funds. Our retirement services clients include financial advisors. As of May 31, 2014, retirement services covered approximately 65,000 plans and the asset value of participants' funds externally managed totaled approximately $21.9 billion.

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
PIA also offers new comprehensive solutions to help employers and employees with certain mandates under U.S. health care reform legislation. This includes Paychex Employer Shared Responsibility Service designed to make it easier for business owners to determine if the Employer Shared Responsibility ("ESR") provision applies to them, and what actions they may need to take. We also offer our new ESR Complete Analysis and Monitoring Service for those clients that want a more robust solution. The Paychex Benefit Account product allows employers to offer Flexible Savings Accounts, Health Savings Accounts, and Health Reimbursement Accounts on a single platform with one debit card for their flexibility.
PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. A section on this website is designed to provide answers, information, and solutions that employers need to prepare for and take action on health care reform.
Online HR administration services:    We offer online human resource administration software products for employee benefits management and administration and time and attendance solutions. Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and human resource compliance and reporting. Our time and attendance products, including our Time and Labor Online, help minimize the time spent compiling time sheet information. They allow the employer to handle multiple payroll scenarios and result in improved productivity, accuracy, and reliability in the payroll process. Our expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process. The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and hiring process for companies of all sizes.
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
Accounting and Finance Services
We offer various accounting and finance services to small- to medium-sized businesses. Paychex Accounting Online is a cloud-based accounting service delivered through a partnership and investment in Kashoo, a leading provider of cloud accounting services. Paychex Payment Processing Services provides various options for small businesses to accept payments from customers, including credit and debit card processing, ACH and eCard processing, mobile and online payments, and point-of-sale processing. We also offer payment distribution services to help clients lower their operating costs while increasing their payroll accuracy. Through a partnership with Biz2Credit, a leading online credit resource for small businesses, we offer the Paychex Small Business Loan Resource Center, giving business owners access to over 1,200 lenders offering a variety of loan options to meet their financing needs. The accounting and finance services are in their infancy, but offer additional value-added services that small-business owners need.
Sales and Marketing
We market our services primarily through our direct sales force based in the metropolitan markets we serve, with sales representatives specializing within our portfolio of services. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We utilize a virtual sales force to service geographical areas where we may not have a local presence. We sell ancillary services and products to both new clients and our existing client base.

As part of certain sales force initiatives in fiscal 2013, we added new territories and focused on market segmentation in payroll and retirement services. Within payroll, we differentiate the markets we serve between the small business market and mid-market companies. Within retirement services, we expanded our sales efforts by creating a dedicated, wholesale sales force focused solely on enhancing our relationships with financial advisors.
In addition to our direct selling and marketing efforts, we utilize relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately 50% of our new core payroll clients (excluding business acquisitions) come from these referral sources.
For over ten years, we have had a partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. More than half of the CPA firms in the U.S. are enrolled and actively participating in the Paychex Partner Program from AICPA Business Solutions. Our current partnership agreement with the AICPA is in place through September 2016. We also enhanced our relationships with CPAs by partnering with various state CPA society organizations. In addition, we have a dedicated business development group to drive sales in the banking and franchise channels.
Our website, which is available at www.paychex.com, includes online payroll sales presentations and service and product information and is a cost-efficient tool that serves as a source of leads and new sales, while complementing the efforts of our direct sales force. This online tool allows us to market to clients and prospective clients in other geographical areas where we do not have a direct sales presence. In addition, our insurance services website, which is available at www.paychexinsurance.com, provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.
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
Paychex also builds on its reputation as an expert in the payroll and human resources industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. Our newly redesigned Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. The BuildMyBiz website, which is available at www.BuildMyBiz.com, provides tools and resources for starting, growing, and managing a business.
A section of both the Paychex website, www.paychex.com, and our insurance services website, www.paychexinsurance.com, is designated to the topic of health care reform to provide answers, information, and solutions that employers need to prepare for and take action relating to the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (together with the PPACA, the “Act”). Paychex is positioned to assist our clients and their employees as they navigate the complexity of this legislation.
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
We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany. We also have a joint-venture arrangement to provide payroll and human resource services in Brazil. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For fiscal 2014, client retention reached record levels, rising to approximately 82% of our beginning client base. No single client has a material impact on total service revenue or results of operations.

The composition of the U.S. market and the client base we serve by number of employees is as follows:

Business size (Number of employees)	Estimated market distribution(1)	Paychex, Inc. distribution of client base
< 10	91%	65%
10-19	4%	17%
20-49	3%	12%
50 +	2%	6%

(1)	Based on current available market data from Dun & Bradstreet.
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
Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, including ease of use and accessibility of technology, breadth of service and product offerings, and price. We believe we are competitive in each of these areas. We believe that our excellent customer service, together with our leading-edge technology, distinguishes us from our competitors.
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
We continue to enhance our Paychex Next Generation platform, with its suite of innovative products, as we believe it is a key building block to our future success. We also continue to add more capabilities to our mobile applications.
Employees
As of May 31, 2014, we employed approximately 12,700 people. None of our employees were covered by collective bargaining agreements.
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

Seasonality
There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new Paychex HR Services worksite employees tends to be higher than during the rest of the fiscal year, primarily because many new clients prefer to start using our services at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to clients paying year-end bonuses and requesting additional year-end services. Historically, as a result of these factors, our total revenue has been slightly higher in our third fiscal quarter, with greater sales commission expenses also reported in that quarter.
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
Information about our services and products, stockholder information, press releases, and filings with the SEC can be found on our website at www.paychex.com. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website. You can access them under the Corporate tab on the Investor Relations section of our website. They are made available as soon as reasonably practical after such material is filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act to the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2014 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

Item 1A.	Risk Factors
Our future results of operations are subject to a number of risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from historical and current results, and from our projections. The risk factors described below represent our current view of some of the most important risks facing our business and are important to understanding our business. The risks described below are not the only risks we face. Additional factors not presently known to us or that we currently deem to be immaterial also may adversely affect, possibly to a material extent, our business, cash flows, financial condition, or results of operations in future periods. In addition, you should refer to the description of forward-looking statements at the beginning of Part I of this Form 10-K.
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
Our clients and our business could be adversely impacted by health care reform:    The Act was enacted in March 2010 and entails sweeping health care reforms with staggered effective dates from 2010 through 2018. Many provisions of the Act require the issuance of additional guidance from the U.S. Departments of Labor and Health & Human Services, the Internal Revenue Service (the “IRS”), and the States.

The complexity of federal and state regulations facing employers has continued to increase, over time, including the enactment of the Act. As a service provider, we have a responsibility to our clients to help them understand their increased obligations under such regulations. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base. There is no guarantee that solutions we have developed to help clients navigate health care legislation will be readily accepted by clients, which could have a material adverse impact on our insurance services business. Insurance services revenue is at risk for lower commission revenue from underwriters if clients move away from traditional insurance policies utilized in the past or as a result of pressure on commission rates, driven by restrictions on insurers as to use of premiums. Refer to the discussion on the next page regarding changes in health insurance and workers' compensation insurance rates and underlying claims trends for discussion of health care reform as it impacts our PEO.
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

We may be exposed to additional risks related to our co-employment relationship within our PEO business:    Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship. As a result, there is a possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with clients provide that they will indemnify us for any liability attributable to their own or their employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any applicable state or federal laws.
We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends:    Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully, could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.
Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance:    We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact this interest income.
We may be adversely impacted by volatility in the financial and economic environment:    During periods of weak economic conditions, employment levels tend to decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. Historically, we have rarely borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations.
Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We owned and leased the following properties as of May 31, 2014:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	65,000
Total owned facilities	786,000

Leased facilities:
Rochester, New York	189,000
Other U.S. locations	2,024,000
Germany	28,000
Total leased facilities	2,241,000

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
Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of our Board of Directors (the “Board.”)
As of June 30, 2014, there were 15,333 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 6,997 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,261 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2014 and fiscal 2013 are as follows:

	Fiscal 2014			Fiscal 2013
	Sales prices		Cash dividends declared per share	Sales prices		Cash dividends declared per share (1)
	High	Low		High	Low
First quarter	$40.84	$35.75	$0.35	$33.44	$29.12	$0.32
Second quarter	$44.01	$36.80	$0.35	$34.70	$31.27	$0.33
Third quarter	$45.95	$39.86	$0.35	$34.06	$30.55	$0.66
Fourth quarter	$43.56	$39.80	$0.35	$38.66	$32.73	—

(1)	In fiscal 2013, the dividends that would typically have been paid in February 2013 and May 2013 were accelerated and paid in December 2012.
The closing price of our common stock as of May 30, 2014, as reported on the NASDAQ Global Select Market, was $41.11 per share.
In October 2012, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2014. In May 2014, the Board approved a new program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2017. Shares of stock repurchased during the three months ended May 31, 2014 were retired. All shares of stock repurchased during the three months ended May 31, 2014 were purchased pursuant to the program.
The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
March 1, 2014 - March 31, 2014	—	$—	$147,044,948
April 1, 2014 - April 30, 2014	844,015	$41.08	$112,369,489
May 1, 2014 - May 31, 2014	300,000	$40.37	$100,257,468
Total for the period	1,144,015	$40.90	$100,257,468
The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2009, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed on the next page).

May 31,	2009	2010	2011	2012	2013	2014
Paychex	$100.00	$108.99	$128.64	$124.54	$160.94	$183.86
S&P 500	$100.00	$120.99	$152.39	$151.76	$193.15	$232.64
Peer Group	$100.00	$105.30	$142.18	$134.51	$178.37	$221.56
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.
Our Peer Group is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Broadridge Financial Solutions, Inc.
Fiserv, Inc.	Robert Half International Inc.
The Western Union Company	Intuit Inc.
Total Systems Services, Inc.	Iron Mountain Incorporated
Global Payments Inc.	Moody’s Corporation
The Brink’s Company	H&R Block, Inc.
DST System, Inc.	TD AMERITRADE Holding Corporation
The Dun & Bradstreet Corporation

Item 6.	Selected Financial Data

In millions, except per share amounts Year ended May 31,	2014 (1)	2013 (2)	2012	2011	2010 (3)
Service revenue	$2,478.2	$2,285.2	$2,186.2	$2,036.2	$1,945.8
Interest on funds held for clients	40.7	41.0	43.6	48.1	55.0
Total revenue	$2,518.9	$2,326.2	$2,229.8	$2,084.3	$2,000.8
Operating income	$982.7	$904.8	$853.9	$786.4	$724.8
Net income	$627.5	$569.0	$548.0	$515.3	$477.0
Diluted earnings per share	$1.71	$1.56	$1.51	$1.42	$1.32
Cash dividends per common share	$1.40	$1.31	$1.27	$1.24	$1.24
Purchases of property and equipment	$84.1	$98.7	$89.6	$100.5	$61.3
Cash and total corporate investments	$936.8	$874.6	$790.0	$671.3	$656.9
Total assets	$6,370.1	$6,163.7	$6,479.6	$5,393.8	$5,226.3
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,777.0	$1,773.7	$1,604.5	$1,496.2	$1,402.0
Return on stockholders’ equity	35%	34%	34%	35%	34%

(1)
With the introduction of a new health care offering within the PEO, the Company began to recognize certain PEO direct costs as operating expenses rather than as a reduction in service revenue. In the table above, this impacted service revenue and total revenue, but had no impact on operating income. Refer to the Results of Operations section of Item 7 of this Form 10-K and Note O of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further details on the impact to service revenue, total revenue, and operating expenses.

(2)
In the fourth quarter of fiscal 2013, the Company increased its tax provision related to the settlement of a state income tax matter. This reduced diluted earnings per share by approximately $0.04 per share.

(3)	Includes an expense charge of $18.7 million to increase the Rapid Payroll litigation reserve.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2014 (“fiscal 2014”), May 31, 2013 (“fiscal 2013”), and May 31, 2012 (“fiscal 2012”), and our financial condition as of May 31, 2014. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

Overview
We are a leading provider of integrated payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. Our payroll services and Human Resource Services (“HRS”) offer a portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio and include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).

We support small-market companies through our core payroll and our software-as-a-service (“SaaS”) SurePayroll, Inc. (“SurePayroll”) product lines. Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Major Market Services (“MMS”). Our SaaS solution through our MMS platform provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
Our HRS products include:

•
Paychex HR Services, under which we offer Paychex HR Solutions, our administrative services organization (“ASO”), and Paychex PEO, our professional employer organization (“PEO”). We also offer Paychex HR Essentials, an ASO product that provides support to our clients over the phone or online to help manage employee-related topics;

•	retirement services administration;

•	insurance services;

•	online HR administration services, including time and attendance and benefit enrollment; and

•	other human resource services and products.
Our primary goal is to support the success of our clients and their businesses through innovative technology solutions and outstanding personal service. Our business strategy is focused on strong long-term financial performance by providing high-quality, timely, accurate, and affordable services; growing our client base; increasing utilization of our ancillary services; leveraging our technology through our service organization; and expanding our product offerings. We continue to focus on driving growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology. We believe these investments are critical to our success. Looking to the future, we continue to focus on investing in our products, people, and service capabilities, positioning ourselves to capitalize on opportunities for long-term growth.
Our financial results for fiscal 2014 reflected sustained growth in our business. Payroll service revenue continued to advance with growth of 4% for fiscal 2014 as compared with fiscal 2013. Revenue per check, client base, and checks per payroll continued to show improvement. Checks per payroll increased 1.4% for fiscal 2014 and 1.6% for fiscal 2013. HRS revenue achieved double-digit growth, primarily due to demand for our human resource outsourcing solutions. Our service execution was strong as we achieved record levels of client retention, at approximately 82% of the beginning of the year client base.
Our financial results continue to be impacted by the interest rate environment as interest rates available on high quality financial instruments remain low. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for both fiscal 2014 and fiscal 2013, and 1.1% for fiscal 2012.
With the introduction of a new health insurance offering within our PEO during fiscal 2014, we began classifying PEO direct costs related to certain benefit plans where the Company retains risk as operating expenses rather than a reduction in service revenue. This change, referred to as the "PEO direct cost adjustment" throughout this discussion, had no impact on operating income. Refer to the Results of Operations section of this Item 7 and Note O to the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further details on the impact to service revenue, total revenue, and operating expenses. In evaluating HRS revenue, we historically have considered the PEO revenue net of these direct costs.
Highlights of our financial results for fiscal 2014, compared to fiscal 2013, are as follows:

•	Total service revenue increased 8% to $2.5 billion (6% growth excluding the PEO direct cost adjustment).

◦	Payroll service revenue increased 4% to $1.6 billion.

◦	HRS revenue increased 18% to $878.9 million (12% excluding the PEO direct cost adjustment).

•	Interest on funds held for clients decreased 1% to $40.7 million.

•	Total revenue increased 8% to $2.5 billion (6% excluding the PEO direct costs adjustment).

•
Operating income increased 9% to $982.7 million, and operating income, net of certain items, increased 9% to $942.0 million. Refer to the “Non-GAAP Financial Measure” discussion below for further information on operating income, net of certain items.

•

•
Net income and diluted earnings per share increased 10% to $627.5 million and $1.71 per share, respectively. The growth rate for net income and diluted earnings per share was positively impacted by comparison to the prior year, which reflected settlement of a state income tax matter. This settlement reduced diluted earnings per share by approximately $0.04 per share for fiscal 2013.

•	Dividends of $510.6 million were paid to stockholders, representing 81% of net income.

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
Business Outlook
Our client base totaled approximately 580,000 clients as of May 31, 2014, compared to approximately 570,000 clients as of May 31, 2013, and approximately 567,000 clients as of May 31, 2012. Our client base increased approximately 2% for fiscal 2014, compared to approximately 1% for both fiscal 2013 and fiscal 2012.
For fiscal 2014, payroll services client retention was at a record level of approximately 82% of our beginning of the year client base. Our client satisfaction results remained high, which we believe is a result of our focus on providing innovative technology solutions and outstanding personal service to our clients to maximize client retention.
Our ancillary services provide services to employers and employees beyond payroll, but effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. Our online HR administration services are often included as part of the SaaS solutions for mid-market clients. The following statistics demonstrate the growth in selected HRS ancillary service offerings:

	Balance at May 31, 2014	Growth rates for fiscal year
		2014	2013	2012
Paychex HR Services client employees served	766,000	14%	9%	8%
Paychex HR Services clients	28,000	13%	10%	8%
Health and benefits services applicants	134,000	3%	8%	23%
Retirement services plans	65,000	5%	4%	4%
We continue to position ourselves to capitalize on the opportunities arising from the shift to SaaS solutions as we invest heavily in product development relating to our SaaS capabilities and mobile applications. Our Paychex Next Generation suite of innovative products and services includes a SaaS platform that combines the latest technology with superior customer service to provide human resource administrators a streamlined and integrated approach to workforce management. With this, all Paychex services, including payroll, time and attendance, HR, benefits, training, and performance management, are accessible on a single cloud-based platform with Paychex Single Sign-On. We believe continued investment in our technology is a key building block for future success.

In fiscal 2014, we broadened our portfolio of value-added services, offering the following new accounting and finance services:

•
Paychex Accounting Online is a cloud-based accounting service that is being created and delivered via a strategic partnership and investment in Kashoo, a leading provider of cloud accounting services. This SaaS solution complements our industry-leading payroll and HR Solutions by expanding our suite of services for new businesses and entrepreneurs. This is a revenue sharing arrangement with Kashoo.

•
Biz2Credit is a leading online credit resource for small businesses we partnered with to offer the Paychex Small Business Loan Resource Center. This is an online resource that gives business owners access to more than 1,200 lenders offering a variety of loan options that fit their specific financing needs. This partnership underscores our commitment to help small businesses succeed by giving them access to funds they need to start, grow, and manage their business. We earn a referral fee from this partnership.

•
Paychex Payment Processing Services is a full suite of payment processing solutions, including credit and debit card processing, mobile and online payment services, and point-of-sale solutions, designed to meet the evolving needs of today’s small businesses. This service is being offered in partnership with Elavon, a leading global payments provider. This is a revenue sharing arrangement with Elavon.

We introduced our new comprehensive solutions to help employers and employees with certain mandates under U.S. health care reform legislation. These offerings include Paychex Employer Shared Responsibility Service designed to make it easier for business owners to determine if the Employer Shared Responsibility (“ESR”) provision applies to them, and what actions they may need to take. We also offer our new ESR Complete Analysis and Monitoring Services for those clients that want a more robust solution. The Paychex Benefit Account product allows employers to offer Flexible Savings Accounts, Health Savings Accounts, and Health Reimbursement Accounts on a single platform with one debit card for their flexibility. The new health care reform section on our website is designed to provide answers, information, and solutions that employers need to prepare for and take action on health care reform.
We focused on product expansion in new markets and geographies by increasing our presence in Germany and expanding into South America. We completed a business acquisition of a small payroll provider in Germany. While not material to our consolidated financial results, this acquisition will increase our revenue and client base in Germany and help us gain a greater share of the payroll market in that country. In South America, we are utilizing a joint venture arrangement in Brazil. Brazil is a significant market with a growing economy, approximately five million small businesses, and, with recent regulatory changes, a significant opportunity for outsourcing payroll and human resource services. The decision to expand into Brazil and further expand in Germany represents our focus on growth, specifically targeting product expansion through new markets and geographies.
We continue to strengthen our position as an expert in our industry by serving as a source of education and information to clients, small businesses, and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance Agency, Inc. website, www.paychexinsurance.com, helps small business owners navigate the area of insurance coverage and both this website and www.paychex.com have sections dedicated to the topic of health care reform.
Financial position and liquidity
Our financial position as of May 31, 2014 remained strong with cash and total corporate investments of $936.8 million and no debt.
Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds. During fiscal 2014, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDNs”) and bank demand deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is our ongoing operations. Cash flow from operations was $880.9 million for fiscal 2014. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows in fiscal 2014 allowed us to support our business growth and to pay substantial dividends to our stockholders. During fiscal 2014, dividends paid to stockholders were 81% of net income. It is anticipated that cash and total corporate investments as of May 31, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for fiscal years 2014, 2013, and 2012, and our financial position as of May 31, 2014, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.
Outlook
Our outlook for the fiscal year ending May 31, 2015 (“fiscal 2015”) is based upon current market, economic and interest rate conditions continuing with no significant changes. Our expected fiscal 2015 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check. HRS revenue and total service revenue growth reflect the change to classify certain PEO direct costs as operating expenses and not as a reduction in service revenue.
Our fiscal 2015 guidance is as follows:

	Low		High
Payroll service revenue	3%	—	5%
HRS revenue	16%	—	19%
Total service revenue	8%	—	10%
Net income	6%	—	8%
Operating income, net of certain items, as a percent of total service revenue, is expected to be in the range of 37% to 38% for fiscal 2015. The effective income tax rate for fiscal 2015 is expected to be consistent with that experienced in fiscal 2014.
Interest on funds held for clients for fiscal 2015 is expected to be relatively flat, as it continues to be impacted by the low interest rate environment, with funds reinvested at lower yields. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be 0.9% for fiscal 2015. As of May 31, 2014, the long-term investment portfolio had an average yield-to-maturity of 1.6% and an average duration of 3.0 years. In the next twelve months, approximately 15% of this portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at an interest rate of approximately 1.6%. Investment income is expected to benefit from ongoing investment of cash generated from operations.
Purchases of property and equipment for fiscal 2015 are expected to be in the range of $110 million to $120 million. This includes costs for internally developed software as we continue to invest in our service supporting technology. Fiscal 2015 depreciation expense is projected to be in the range of $95 million to $100 million, and we project amortization of intangible assets for fiscal 2015 to be in the range of $15 million to $20 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2014	Change	2013	Change	2012
Revenue:
Payroll service revenue	$1,599.3	4%	$1,539.2	2%	$1,510.0
HRS revenue	878.9	18%	746.0	10%	676.2
Total service revenue	2,478.2	8%	2,285.2	5%	2,186.2
Interest on funds held for clients	40.7	(1)%	41.0	(6)%	43.6
Total revenue	2,518.9	8%	2,326.2	4%	2,229.8
Combined operating and SG&A expenses	1,536.2	8%	1,421.4	3%	1,375.9
Operating income	982.7	9%	904.8	6%	853.9
Investment income, net	5.4	(18)%	6.6	4%	6.4
Income before income taxes	988.1	8%	911.4	6%	860.3
Income taxes	360.6	5%	342.4	10%	312.3
Effective income tax rate	36.5%		37.6%		36.3%
Net income	627.5	10%	$569.0	4%	$548.0
Diluted earnings per share	$1.71	10%	$1.56	3%	$1.51

With the introduction of a new health insurance offering within the PEO during fiscal 2014, we began classifying PEO direct costs related to certain benefit plans where we retain risk as operating expenses rather than as a reduction in service revenue. This had no impact on operating income. The amounts reported for service revenue, total revenue, and combined operating and selling, general and administrative (“SG&A”) expenses reflect this gross presentation.
In addition to reporting the PEO revenue on a gross basis within HRS revenue as described above, a GAAP measure, we use an HRS net revenue presentation, which is a non-GAAP measure, to provide an additional view of our performance. We believe HRS net revenue provides useful information as a measure of our revenue, eliminating the cost of services provided and on a consistent basis. We use HRS net revenue in evaluating our operating results on a comparative basis, to identify trends in our business, and in evaluating the effectiveness of our business strategies. HRS net revenue is not calculated through the application of GAAP and is not the required form of disclosure by the SEC. As such, it should not be considered as a substitute for the GAAP measure and therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Had the direct costs of certain benefit plans been reported as a reduction in service revenue, the following would have been reflected for fiscal 2014:

	For the twelve months ended May 31, 2014			% Change
In millions	As reported	PEO direct cost adjustment	HRS net revenue	As Reported	HRS net revenue
Revenue:
HRS revenue	$878.9	$46.8	$832.1	18%	12%
Total service revenue	$2,478.2	$46.8	$2,431.4	8%	6%
Total revenue	$2,518.9	$46.8	$2,472.1	8%	6%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2014, we had no exposure to high-risk or illiquid investments and had insignificant exposure to European investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2014	2013	2012
Average investment balances:
Funds held for clients	$3,877.0	$3,715.6	$3,584.3
Corporate investments	888.2	756.9	685.9
Total	$4,765.2	$4,472.5	$4,270.2

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.0%	1.1%	1.2%
Corporate investments	0.7%	0.8%	0.9%
Combined funds held for clients and corporate investments	1.0%	1.0%	1.1%

Total net realized gains	$0.6	$0.9	$1.0

$ in millions As of May 31,	2014	2013	2012
Net unrealized gains on available-for-sale securities(1)	$34.5	$34.7	$59.5
Federal Funds rate(2)	0.25%	0.25%	0.25%
Total fair value of available-for-sale securities	$3,391.4	$3,691.4	$3,059.0
Weighted-average duration of available-for-sale securities in years(3)	3.0	3.1	3.0
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.6%	1.8%	2.2%

(1)	The net unrealized gain on our investment portfolios was approximately $26.9 million as of July 16, 2014.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2014, 2013, and 2012.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.
Payroll service revenue:    Payroll service revenue was $1.6 billion for fiscal 2014 and $1.5 billion for fiscal 2013, reflecting growth of 4% and 2%, respectively, compared to the prior fiscal year periods. Both fiscal 2014 and fiscal 2013 revenue benefited from increases in revenue per check, client base, and checks per payroll. Revenue per check was positively impacted by price increases, partially offset by discounting, together with increased product penetration. For fiscal 2014, our total payroll client base growth was approximately 2%, compared to 1% for both fiscal 2013 and fiscal 2012. Checks per payroll have increased for seventeen consecutive quarters. Payroll service revenue for fiscal 2013 was modestly affected by the impact of Hurricane Sandy in the fall of 2012 and one less payroll processing day overall due to the leap year in fiscal 2012. Client retention reached record levels for fiscal 2014, at approximately 82% of the beginning of the year client base, compared to exceeding 81% of the beginning of the year client base in the prior year.
Human Resource Services revenue:    HRS revenue was $878.9 million for fiscal 2014 and $746.0 million for fiscal 2013, reflecting growth of 18% and 10%, respectively compared to the prior fiscal year. Excluding the impact of the PEO direct cost adjustment, HRS revenue would have increased 12% for fiscal 2014.
The growth for fiscal 2014 and fiscal 2013 in HRS revenue was driven primarily by client base growth, particularly in Paychex HR Services, retirement services, and online HR administration products. Our online HR administration products contributed to growth through sales success for SaaS solutions. The most significant contributors, all of which increased by high single or low double-digit percentages, are as follows:

•
Paychex HR Services revenue was positively impacted for both years by growth in both clients and client employees. Fiscal 2013 growth was also impacted by price increases. During the second half of fiscal 2014, we introduced a new health care option, a minimum premium plan, within our PEO product. For fiscal 2014, the PEO experienced growing demand contributing to the increase in the growth rate for Paychex HR Services revenue. The rate of growth for Paychex HR Services revenue for fiscal 2013 was tempered by a lower average number of client employees within our PEO. During the second half of fiscal 2013, the PEO business stabilized and its results strengthened as the year progressed.

•
Retirement services revenue benefited from growth in the number of plans, price increases, and an increase in the average asset value of retirement services participants' funds for both fiscal 2014 and fiscal 2013. This growth was partially offset by the impact from a shift in the mix of assets within these funds to investments that earn lower fees from external managers.

•
Insurance services revenue growth for both fiscal 2014 and fiscal 2013 was the result of increases in premiums and clients for workers' compensation insurance services. We experienced growth in health and benefits services applicants, though at moderating rates. Health and benefits revenue has also experienced higher revenue from other insurance policies, such as dental, vision, disability, and life.

•	Our online HR administration products, including time and attendance and benefit enrollment, contributed to growth through strong sales of SaaS solutions.
HRS product key statistics are as follows:

$ in billions As of May 31,	2014	Change	2013	Change	2012
Paychex HR Services client employees served	766,000	14%	672,000	9%	615,000
Paychex HR Services clients	28,000	13%	25,000	10%	23,000
Health and benefits services applicants	134,000	3%	131,000	8%	121,000
Retirement services plans	65,000	5%	62,000	4%	59,000
Asset value of retirement services participants’ funds	$21.9	13%	$19.3	23%	$15.7
Total service revenue:    Total service revenue increased 8% for fiscal 2014 and 5% for fiscal 2013, attributable to the factors previously discussed. Excluding the impact of the PEO direct costs adjustment, service revenue would have increased 6% for fiscal 2014.

Interest on funds held for clients:    Interest on funds held for clients decreased 1% for fiscal 2014 and 6% for fiscal 2013 compared to the respective prior year periods. These declines were the result of lower average interest rates earned, partially offset by an increase in average investment balances. The lower average interest rates were the result of lower yields on high quality financial instruments. For fiscal 2013, the average interest rate earned was also impacted by the mix of investments in the short-term portfolio, with more invested in tax-exempt securities. Tax-exempt securities typically earn a lower pre-tax rate of return, but are expected to generate lower income tax expense on interest earned.
Average investment balances for funds held for clients increased 4% for both fiscal 2014 and fiscal 2013. The increase for fiscal 2014 was largely due to the expiration of certain payroll tax cuts on December 31, 2012, which resulted in higher employee social security withholdings. In addition, the average investment balances for both fiscal 2014 and fiscal 2013 benefited from increases in checks per payroll and client base, and wage inflation.
Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.
Combined operating and SG&A expenses:    The following table summarizes total combined operating and SG&A expenses for fiscal years:

In millions	2014	Change	2013	Change	2012
Compensation-related expenses	$1,003.9	5%	$955.8	4%	$920.8
Depreciation and amortization	105.0	7%	98.2	—%	97.8
Other expenses	380.5	4%	367.4	3%	357.3
PEO direct cost adjustment	46.8	100%	—	na	—
Total expenses	$1,536.2	8%	$1,421.4	3%	$1,375.9
Total expenses increased 8% for fiscal 2014 and 3% for fiscal 2013. Excluding the PEO direct cost adjustment, growth in total expenses for fiscal 2014 would have been 5%. The increases in total expenses were primarily in compensation-related expenses. For fiscal 2014, compensation-related expenses increased due to higher wages and performance-based compensation costs. The increase in wages was largely related to investments in product development and supporting technology, as well as sales force investment initiatives that began in fiscal 2013. For fiscal 2013, compensation-related expenses were impacted by increased headcount in areas supporting our development of technology, and higher employee benefit-related costs, partially offset by the impact of improvements in operations productivity with related lower headcount. As of May 31, 2014, we had approximately 12,700 employees, compared with 12,400 employees as of both May 31, 2013 and May 31, 2012.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. The higher growth rate for fiscal 2014 was related to additional internally developed software related to our Paychex Next Generation platform that was placed in service during the year. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.
Other expenses include items such as delivery, forms and supplies, communications, travel and entertainment, equipment costs, professional services, and other costs incurred to support our business. Higher equipment costs within information technology and higher professional services supporting our technology development contributed to the increases in other expenses for both fiscal 2014 and fiscal 2013.
Operating income:    Operating income increased 9% for fiscal 2014 and 6% for fiscal 2013. The fluctuations in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, is as follows for fiscal years:

In millions	2014	Change	2013	Change	2012
Operating income	$982.7	9%	$904.8	6%	$853.9
Excluding: Interest on funds held for clients	(40.7)	(1)%	(41.0)	(6)%	(43.6)
Operating income, net of certain items	$942.0	9%	$863.8	7%	$810.3
Operating income, net of certain items, as a percent of service revenue (1)	38.0%		37.8%		37.1%

(1)
Operating income, net of certain items, as a percent of service revenue (“operating margin”) for fiscal 2014 is based on service revenue numbers as reported. Excluding the impact of the PEO direct cost adjustment, operating margin for fiscal 2014 would have been 38.7%.

Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section on page 16.
Investment income, net:    Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, decreased 18% for fiscal 2014 and increased 4% for fiscal 2013. The decrease in investment income, net, for fiscal 2014 was the result of lower average interest rates earned on investments, partially offset by an increase in average investment balances. The increase in investment income for fiscal 2013 was primarily the result of higher average investment balances. Average investment balances increased 17% for fiscal 2014 and 10% for fiscal 2013. The increases were the result of investment of cash generated from operations.
Income taxes:    Our effective income tax rate was 36.5% for fiscal 2014 compared to 37.6% for fiscal 2013 and 36.3% for fiscal 2012. The higher effective tax rate for fiscal 2013 was the result of the settlement of a state income tax matter. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.
Net income and earnings per share:    Net income increased 10% to $627.5 million for fiscal 2014 and 4% to $569.0 million for fiscal 2013. Diluted earnings per share increased 10% to $1.71 per share for fiscal 2014 and 3% to $1.56 per share for fiscal 2013. These fluctuations were attributable to the factors previously discussed. The settlement of a state income tax matter reduced diluted earnings per share by approximately $0.04 per share for fiscal 2013.
Liquidity and Capital Resources
Our financial position as of May 31, 2014 remained strong with cash and total corporate investments of $936.8 million and no debt. We believe that our investments as of May 31, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.
Commitments and Contractual Obligations
Lines of credit:    As of May 31, 2014, we had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2014 or as of May 31, 2014.
Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.
There were no amounts outstanding under this credit facility as of May 31, 2014. During fiscal 2014, we borrowed against this facility, for one day each, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$25.0	3.25%
Second quarter	$175.0	3.25%
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit:    As of May 31, 2014, we had irrevocable standby letters of credit outstanding totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2014 and April 2015, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2014 or as of May 31, 2014. Subsequent to May 31, 2014, the letter of credit expiring in July 2014 was renewed, at the same terms and amount, and will expire in July 2015.
Other commitments:    We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2014. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2014:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases(1)	$129.2	$37.5	$52.9	$27.6	$11.2
Purchase obligations(2)	88.9	61.3	26.8	0.5	0.3
Total	$218.1	$98.8	$79.7	$28.1	$11.5

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)
Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $16.0 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $29.8 million as of May 31, 2014. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.
Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $56.6 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.
Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage payroll services and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2014, 2013, and 2012 was $14.4 million, $12.6 million, and $11.7 million, respectively.

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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2014.
Operating Cash Flow Activities

	Year ended May 31,
In millions	2014	2013	2012
Net income	$627.5	$569.0	$548.0
Non-cash adjustments to net income	198.6	183.3	175.1
Cash provided by/(used in) changes in operating assets and liabilities	54.8	(77.0)	(16.5)
Net cash provided by operating activities	$880.9	$675.3	$706.6
The increase in our operating cash flows for fiscal 2014 compared to fiscal 2013 is primarily the result of higher net income, adjusted for non-cash items, and fluctuations in our operating assets and liabilities. The decrease in our operating cash flows for fiscal 2013 compared to fiscal 2012 resulted mainly from fluctuations in operating assets and liabilities, partially offset by higher net income adjusted for non-cash items. Non-cash adjustments to net income increased for both years, driven largely by higher amortization of premiums on available-for-sale securities as the Company has increased its holdings of longer-duration investments. The fluctuations in our operating assets and liabilities between periods were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities. Income taxes contributed significantly to these fluctuations as a result of a higher prepaid income tax position as of May 31, 2013 that arose from the federal benefit on the settlement of a state tax matter during fiscal 2013.
Investing Cash Flow Activities

	Year ended May 31,
In millions	2014	2013	2012
Net change in funds held for clients and corporate investment activities	$(211.4)	$306.8	$(1,147.4)
Purchases of property and equipment	(84.1)	(98.7)	(89.6)
Acquisition of businesses, net of cash acquired	(9.3)	(21.3)	(6.0)
Purchases of other assets	(11.3)	(5.1)	(1.3)
Net cash (used in)/provided by investing activities	$(316.1)	$181.7	$(1,244.3)
Funds held for clients and corporate investments:    Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

The fluctuation in the net change in funds held for clients and corporate investment activities is largely due to timing within the client funds portfolio. For fiscal 2014, there was not a significant fluctuation due to timing of fiscal year-ends. The net cash outflow for fiscal 2014 is related to more purchases of short-term and available-for-sale securities resulting from higher average collections from clients. For fiscal 2013 and fiscal 2012, there was a significant timing impact. There was a large cash outflow on Friday, May 31, 2013 that required the liquidation of funds held in the funds held for clients short-term cash equivalents portion of the portfolio, resulting in positive cash flow from investing activities for fiscal 2013. There was a large inflow of collections on Thursday, May 31, 2012 that was invested primarily in short-term investments on that date reflecting a large cash outflow from investing activities for fiscal 2012. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations. Our net cash inflow from funds held for clients and corporate investment activities for fiscal 2013 was partially offset by higher purchases than sales of VRDN securities during the year.
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
Purchases of long-lived assets:    To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2014, 2013, and 2012, we purchased approximately $4.7 million, $6.5 million, and $2.6 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During fiscal years 2014, 2013, and 2012, we paid, net of cash acquired, $9.3 million, $21.3 million, and $6.0 million, respectively, for immaterial business acquisitions.
Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2014	2013	2012
Net change in client fund obligations	$127.4	$(454.6)	$980.5
Dividends paid	(510.6)	(476.7)	(460.5)
Repurchases of common shares	(249.7)	—	—
Equity activity related to stock-based awards	113.3	72.8	7.5
Net cash (used in)/provided by financing activities	$(519.6)	$(858.5)	$527.5
Cash dividends per common share	$1.40	$1.31	$1.27
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
The fluctuations in net change in client fund obligations for the years presented is primarily the result of timing of collections and remittances. May 31, 2014 fell on a Saturday and May 31, 2013 fell on a Friday. Friday is a large cash outflow day for direct deposit funds, partially offset by tax payment funds collected on that day. Therefore, timing did not impact the net change in client obligations for fiscal 2014. May 31, 2012 fell on a Thursday, which is a large collection day for direct pay funds. These funds were then paid out on Friday, June 1, 2012. Therefore, timing is the primary reason for the fluctuation in these amounts for fiscal 2013 and fiscal 2012. In addition, the fluctuations were impacted by overall trends in client fund balances, which were 4% higher on average for fiscal 2014 than fiscal 2013 and 4% higher on average for fiscal 2013 than for fiscal 2012.
Dividends paid:    In July 2013, the Board increased our quarterly dividend to stockholders by 6% to $0.35 per share from $0.33 per share. In October 2012, the Board increased our quarterly dividend to stockholders by 3% to $0.33 per share from $0.32 per share. In October 2011, the Board increased our quarterly dividend by 3% to $0.32 per share from $0.31 per share. The dividends paid as a percentage of net income totaled 81%, 84%, and 84% for fiscal years 2014, 2013, and 2012, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.

Repurchases of common shares: In October 2012, the Board approved a stock repurchase program to purchase up to $350 million of Paychex common stock, with authorization for this program expiring in May 2014. During fiscal 2014, we repurchased 6.2 million shares for a total of $249.7 million. In May 2014, the Board approved a new program to repurchase up to $350 million of Paychex common stock, with authorization expiring in May 2017.
Equity activity related to stock-based awards:    The increase in activity related to stock-based awards for fiscal 2014 compared to fiscal 2013 was largely driven by an increase in proceeds from exercise of stock options. Common shares acquired through exercise of stock options were 3.4 million shares, 2.4 million shares, and 0.2 million shares for fiscal years 2014, 2013, and 2012, respectively. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation plans.
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
Revenue recognition:    Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.
For certain of our service offerings, we receive advance payments for set-up fees from our clients. We defer revenue associated with these advance payments and the related costs over the expected life of clients.
PEO revenue is included in service revenue and is reported net of certain direct costs billed and incurred, which include wages, taxes, and certain benefit premiums. In fiscal 2014, with the addition of a new health care offering within the PEO, direct costs related to certain benefit plans where the Company retains risk were classified as operating expenses rather than as a reduction in service revenue.
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

PEO insurance services:  As part of the PEO service, we offer workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the workers' compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, workers' compensation final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
With respect to our PEO health insurance, we offer various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium arrangement, our health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with our service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.
We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Goodwill and other intangible assets:    Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We have the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal years 2014, 2013, or 2012. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.
We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
Stock-based compensation costs:    All stock-based awards to employees, including grants of stock options, are recognized as compensation costs in our consolidated financial statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior. We periodically reassess our assumptions as well as our choice of valuation model, and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
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
Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of our stock-based compensation plans.

Income taxes:    We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of exercise of non-qualified stock options or vesting of stock awards, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficiency in tax benefits that fall short of the related deferred tax asset related to stock-based awards.
We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for further discussion of our reserve for uncertain tax positions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk Factors
Changes in interest rates and interest rate risk:    Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.
During fiscal 2014, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During fiscal 2014, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0%, compared with 1.0% for fiscal 2013 and 1.1% for fiscal 2012. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, the decreases in interest rates decrease earnings from our short-term investments, and over time decrease earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2014 had an average duration of 3.0 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates. In the next twelve months, approximately 15% of our available-for-sale portfolio will mature, and it is currently anticipated that these proceeds will be reinvested at a lower average interest rate of approximately 1.6%.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$392.0	$394.3
Due after one year through three years	759.8	776.0
Due after three years through five years	764.1	774.3
Due after five years	1,441.0	1,446.8
Total	$3,356.9	$3,391.4
VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate remained at a range of zero to 0.25% throughout fiscal years 2014, 2013, and 2012.
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
Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $4.8 billion for fiscal 2014. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $34.5 million as of May 31, 2014, compared with an unrealized gain of $34.7 million as of May 31, 2013. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on fair value.
During fiscal 2014, the net unrealized gain/(loss) on our investment portfolios ranged from an unrealized loss of $12.8 million to an unrealized gain of $42.7 million. During fiscal 2013, the net unrealized gain on our investment portfolios ranged from $34.7 million to $64.1 million. The net unrealized gain on our investment portfolios was approximately $26.9 million as of July 16, 2014.
As of May 31, 2014 and 2013, we had $3.4 billion and $3.7 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.6% and 1.8% as of May 31, 2014 and 2013, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs. Assuming a hypothetical decrease in both short-term and longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of available-for-sale securities as of May 31, 2014, would be approximately $20.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2014 were not other-than-temporarily impaired. While $395.2 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized loss of $3.0 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. Substantially all of the securities in an unrealized loss position as of May 31, 2014 and 2013 held an AA rating or better. We do not currently intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

Item 8.	Financial Statements and Supplementary Data

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Paychex, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (1992). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2014.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of May 31, 2014, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paychex, Inc.

In our opinion, the accompanying consolidated balance sheet as of May 31, 2014 and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows for the year then ended present fairly, in all material respects, the financial position of Paychex, Inc. and its subsidiaries as of May 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 8 for the year ended May 31, 2014 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Rochester, New York
July 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Paychex, Inc.
We have audited the accompanying consolidated balance sheet of Paychex, Inc. as of May 31, 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended May 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a) for the years ended May 31, 2013 and 2012. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paychex, Inc. at May 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended May 31, 2013 and 2012, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Rochester, New York
July 22, 2013

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In millions, except per share amounts

Year ended May 31,	2014	2013	2012
Revenue:
Service revenue	$2,478.2	$2,285.2	$2,186.2
Interest on funds held for clients	40.7	41.0	43.6
Total revenue	2,518.9	2,326.2	2,229.8
Expenses:
Operating expenses	732.5	671.3	670.1
Selling, general and administrative expenses	803.7	750.1	705.8
Total expenses	1,536.2	1,421.4	1,375.9
Operating income	982.7	904.8	853.9
Investment income, net	5.4	6.6	6.4
Income before income taxes	988.1	911.4	860.3
Income taxes	360.6	342.4	312.3
Net income	$627.5	$569.0	$548.0

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(0.5)	(15.7)	0.2
Total other comprehensive (loss)/income, net of tax	(0.5)	(15.7)	0.2
Comprehensive income	$627.0	$553.3	$548.2

Basic earnings per share	$1.72	$1.56	$1.51
Diluted earnings per share	$1.71	$1.56	$1.51
Weighted-average common shares outstanding	364.5	363.8	362.4
Weighted-average common shares outstanding, assuming dilution	366.1	364.7	363.0
Cash dividends per common share	$1.40	$1.31	$1.27

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In millions, except per share amount

As of May 31,	2014	2013
Assets
Cash and cash equivalents	$152.5	$107.3
Corporate investments	398.7	398.2
Interest receivable	36.3	32.4
Accounts receivable, net of allowance for doubtful accounts	149.4	133.4
Deferred income taxes	12.0	2.3
Prepaid income taxes	17.2	49.9
Prepaid expenses and other current assets	46.7	36.6
Current assets before funds held for clients	812.8	760.1
Funds held for clients	4,198.6	4,072.5
Total current assets	5,011.4	4,832.6
Long-term corporate investments	385.6	369.1
Property and equipment, net of accumulated depreciation	342.2	346.0
Intangible assets, net of accumulated amortization	40.6	45.2
Goodwill	540.3	533.9
Deferred income taxes	37.1	34.1
Other long-term assets	12.9	2.8
Total assets	$6,370.1	$6,163.7
Liabilities
Accounts payable	$48.8	$42.7
Accrued compensation and related items	171.7	138.2
Deferred revenue	6.9	5.2
Deferred income taxes	6.6	8.1
Other current liabilities	37.8	34.3
Current liabilities before client fund obligations	271.8	228.5
Client fund obligations	4,167.1	4,039.7
Total current liabilities	4,438.9	4,268.2
Accrued income taxes	28.6	19.7
Deferred income taxes	69.0	53.3
Other long-term liabilities	56.6	48.8
Total liabilities	4,593.1	4,390.0
Commitments and contingencies — Note M
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.0 shares as of May 31, 2014, and 365.4 shares as of May 31, 2013, respectively	3.6	3.7
Additional paid-in capital	794.4	659.5
Retained earnings	957.5	1,088.5
Accumulated other comprehensive income	21.5	22.0
Total stockholders’ equity	1,777.0	1,773.7
Total liabilities and stockholders’ equity	$6,370.1	$6,163.7
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In millions

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income
	Shares	Amount				Total
Balance as of May 31, 2011	362.1	$3.6	$535.6	$919.5	$37.5	$1,496.2
Net income				548.0		548.0
Unrealized gains on securities, net of tax					0.2	0.2
Cash dividends declared				(460.5)		(460.5)
Stock-based compensation			23.1			23.1
Stock-based award transactions	0.5		2.4	(4.9)		(2.5)
Balance as of May 31, 2012	362.6	3.6	561.1	1,002.1	37.7	1,604.5
Net income				569.0		569.0
Unrealized losses on securities, net of tax					(15.7)	(15.7)
Cash dividends declared				(476.7)		(476.7)
Stock-based compensation			22.9			22.9
Stock-based award transactions	2.8	0.1	75.5	(5.9)		69.7
Balance as of May 31, 2013	365.4	3.7	659.5	1,088.5	22.0	1,773.7
Net income				627.5		627.5
Unrealized losses on securities, net of tax					(0.5)	(0.5)
Cash dividends declared				(510.6)		(510.6)
Repurchases of common shares	(6.2)	(0.1)	(11.2)	(238.4)		(249.7)
Stock-based compensation			26.4			26.4
Stock-based award transactions	3.8		119.7	(9.5)		110.2
Balance as of May 31, 2014	363.0	$3.6	$794.4	$957.5	$21.5	$1,777.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

Year ended May 31,	2014	2013	2012
Operating activities
Net income	$627.5	$569.0	$548.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	105.0	98.2	97.8
Amortization of premiums and discounts on available-for-sale securities	70.3	56.2	42.5
Stock-based compensation costs	26.3	22.8	22.9
(Benefit)/provision for deferred income taxes	(4.9)	5.3	11.7
Provision for allowance for doubtful accounts	2.5	1.7	1.2
Net realized gains on sales of available-for-sale securities	(0.6)	(0.9)	(1.0)
Changes in operating assets and liabilities:
Interest receivable	(3.9)	(1.8)	(1.2)
Accounts receivable	(18.2)	8.3	17.6
Prepaid expenses and other current assets	22.5	(45.6)	(9.4)
Accounts payable and other current liabilities	45.1	(16.6)	(26.9)
Net change in other assets and liabilities	9.3	(21.3)	3.4
Net cash provided by operating activities	880.9	675.3	706.6
Investing activities
Purchases of available-for-sale securities	(29,850.5)	(28,332.8)	(10,180.5)
Proceeds from sales and maturities of available-for-sale securities	30,080.6	27,620.2	9,817.4
Net change in funds held for clients’ money market securities and other cash equivalents	(441.5)	1,019.4	(784.3)
Purchases of property and equipment	(84.1)	(98.7)	(89.6)
Acquisition of businesses, net of cash acquired	(9.3)	(21.3)	(6.0)
Purchases of other assets	(11.3)	(5.1)	(1.3)
Net cash (used in)/provided by investing activities	(316.1)	181.7	(1,244.3)
Financing activities
Net change in client fund obligations	127.4	(454.6)	980.5
Dividends paid	(510.6)	(476.7)	(460.5)
Repurchases of common shares	(249.7)	—	—
Equity activity related to stock-based awards	113.3	72.8	7.5
Net cash (used in)/provided by financing activities	(519.6)	(858.5)	527.5
Increase/(decrease) in cash and cash equivalents	45.2	(1.5)	(10.2)
Cash and cash equivalents, beginning of fiscal year	107.3	108.8	119.0
Cash and cash equivalents, end of fiscal year	$152.5	$107.3	$108.8
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies
Description of business:  Paychex, Inc. and its wholly owned subsidiaries (the “Company” or “Paychex”) is a leading provider of integrated payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has a subsidiary in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which was less than one percent of its total revenue for each of the years ended May 31, 2014 (“fiscal 2014”), 2013 (“fiscal 2013”), and 2012 (“fiscal 2012”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2014 and May 31, 2013.
Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised primarily of the payroll and Human Resource Services (“HRS”) portfolios of services and products. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.
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
The HRS portfolio of services and products provides small- to medium-sized businesses with retirement services administration, insurance services, online HR administration services, and other human resource services and products. Paychex HR Services is available through Paychex HR Solutions, an administrative services organization (“ASO” ), and Paychex PEO, a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative, among other services. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, offers health care coverage to PEO client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance products. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc. Paychex HR Essentials is an ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.
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

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $1.5 million as of May 31, 2014 and $1.0 million as of May 31, 2013. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.
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
Concentrations:  Substantially all of the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities, primarily municipal bond securities, are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market funds, are restricted to well-capitalized financial institutions.
Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally:

Category	Depreciable life
Buildings and improvements	Ten to 35 years or the remaining life, whichever is shorter
Data processing equipment	Three to five years
Furniture, fixtures, and equipment	Three to seven years
Leasehold improvements	Ten years or the life of the lease, whichever is shorter
Normal and recurring repairs and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to five years. Software developed as part of the Company's main processing platform is depreciated over fifteen years. For software developed for internal use, certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Goodwill and other intangible assets, net of accumulated amortization:  The Company has recorded goodwill in connection with the acquisitions of businesses. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. Impairment is determined by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company has the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company’s business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal years 2014, 2013, or 2012. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from three to twelve years. Client lists use the sum of the years digits method, while other intangible assets use the straight-line method of amortization. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Revenue recognition:  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectibility is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of the Company's service offerings, it receives advance payments for set-up fees from its clients. The Company defers revenue associated with these advance payments and the related costs over the expected life of its clients.
PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums. In fiscal 2014, with the addition of a new health care offering within the PEO, direct costs related to certain benefit plans where the Company retains risk were classified as operating expenses rather than as a reduction in service revenue. Direct pass-through costs billed and incurred that were a reduction in service revenue were $3.4 billion, $3.0 billion, and $3.3 billion for fiscal years 2014, 2013, and 2012, respectively.
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
PEO insurance services:  As part of the PEO service, the Company offers workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the workers' compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, workers' compensation insurance final claim settlements may vary from the present estimates, particularly when those payments may not occur until well into the future.
The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2014 and fiscal 2013 workers' compensation policies. As of May 31, 2014 and May 31, 2013, the Company had recorded current liabilities of $8.5 million and $6.8 million, respectively, and long-term liabilities of $16.0 million and $13.7 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.
With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company's maximum individual claims liability was $0.3 million under its fiscal 2014 minimum premium health insurance plan. Amounts accrued related to the health benefits insurance reserves are considered immaterial as of May 31, 2014.

The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any variety of new and adverse or favorable trends.
Stock-based compensation costs:    All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility, using stock prices over a period equal to the expected option life, and implied market volatility. Expected option life is estimated based on historical exercise behavior. The Company periodically reassesses its assumptions as well as its choice of valuation model. The Company will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.
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
The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any material change in one or more of these assumptions could have an impact on the estimated fair value of a future award.
Refer to Note D for further discussion of the Company’s stock-based compensation plans.
Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of stock awards, the Company accounts for the resulting tax deduction by reducing its accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital. The Company currently has a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficiency in tax benefits that fall short of the related deferred tax asset related to stock-based awards.
The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions, including interest and net of federal benefits, was $29.8 million as of May 31, 2014 and $19.8 million as of May 31, 2013. Refer to Note I for further discussion of the Company’s reserve for uncertain tax positions.
Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

Recently adopted accounting pronouncements:  Effective June 1, 2013, the Company adopted Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” issued by the Financial Accounting Standards Board (“FASB”). This updated guidance allows companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test. The Company currently does not have any indefinite-lived intangible assets other than goodwill, so adoption of this guidance did not have a material effect on its consolidated financial statements.
Effective June 1, 2013, the Company adopted ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This authoritative guidance requires the reporting of the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. There are no changes to the components that are recognized in net income or other comprehensive income. Adoption of this guidance did not have a material effect on the Company's consolidated financial statements.
Recently issued accounting pronouncements:  In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” This guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2017. The Company is currently evaluating this guidance and any potential impact to its consolidated financial statements.
In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU permits a company to make an accounting policy election to account for investments in qualified affordable housing projects under a new proportional amortization method. If such an election is not made, the ASU requires use of the equity or cost method for investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company currently accounts for its investments in qualified affordable housing projects using the equity method for investments and does not anticipate that this ASU will have a material effect on its consolidated financial statements.
In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” This ASU provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company's fiscal year beginning June 1, 2014. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B — Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2014	2013	2012
Basic earnings per share:
Net income	$627.5	$569.0	$548.0
Weighted-average common shares outstanding	364.5	363.8	362.4
Basic earnings per share	$1.72	$1.56	$1.51
Diluted earnings per share:
Net income	$627.5	$569.0	$548.0
Weighted-average common shares outstanding	364.5	363.8	362.4
Dilutive effect of common share equivalents	1.6	0.9	0.6
Weighted-average common shares outstanding, assuming dilution	366.1	364.7	363.0
Diluted earnings per share	$1.71	$1.56	$1.51
Weighted-average anti-dilutive common share equivalents	0.7	6.5	9.9
Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.
In October 2012, the Company announced a program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2014. During fiscal 2014, the Company repurchased 6.2 million shares for $249.7 million under this program. Shares repurchased were retired. In May 2014, the Company announced that its Board of Directors (the “Board”) approved a new program to repurchase up to $350 million of the Company's common stock with authorization expiring on May 31, 2017.
Note C — Investment Income, Net

Investment income, net, consisted of the following items:

	Year ended May 31,
In millions	2014	2013	2012
Interest income on corporate funds	$6.9	$6.7	$6.5
Interest expense	(1.1)	(0.1)	(0.1)
Net loss from equity-method investments	(0.4)	—	—
Investment income, net	$5.4	$6.6	$6.4
Note D — Stock-Based Compensation Plans
The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), effective on October 13, 2010 upon its approval by the Company’s stockholders, authorizes grants of up to 39.1 million shares of the Company’s common stock. As of May 31, 2014, there were 20.2 million shares available for future grants under the 2002 Plan.
All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and increase additional paid-in capital.
Stock-based compensation expense was $26.3 million, $22.8 million, and $22.9 million for fiscal years 2014, 2013, and 2012, respectively. Related income tax benefits recognized were $10.1 million, $8.5 million, and $8.3 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2014, the total unrecognized compensation cost related to all unvested stock-based awards was $52.4 million and is expected to be recognized over a weighted-average period of 2.9 years.
Black-Scholes fair value assumptions:    The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2014	2013	2012	2014	2013	2012
	Performance stock options			Stock options
Risk-free interest rate	1.5%	0.7%	1.9%	2.0%	1.0%	2.2%
Dividend yield	3.9%	4.1%	4.2%	4.1%	4.3%	4.2%
Volatility factor	.20	.22	.24	.22	.23	.24
Expected option life in years	4.5	4.8	5.8	6.4	6.4	6.4
Weighted-average grant-date fair value of stock options granted (per share)	$3.85	$3.55	$4.35	$4.90	$3.77	$4.46
Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility, using stock prices over a period equal to the expected option life, and implied market volatility. The expected option life is based on historical exercise behavior.
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
Stock options:    Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock options have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board. The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July. Non-qualified stock option grants to officers and employees granted prior to July 2010 vest 20%, per annum while grants to the Board prior to October 2010 vested one-third per annum. Grants of non-qualified stock options to officers beginning in July 2010 vest 25% per annum. Grants to members of the Board beginning in October 2010 vest after one year.
 The Company had granted stock options to virtually all non-management employees with at least ninety days of service, with the last broad-based grant in October 2006. As of May 31, 2014, 0.4 million shares remain outstanding on this grant.
The following table summarizes stock option activity for the year ended May 31, 2014:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(1)
Outstanding as of May 31, 2013	8.0	$34.17
Granted	0.9	$38.52
Exercised	(3.4)	$35.51
Forfeited	—	$29.26
Expired	(0.1)	$38.11
Outstanding as of May 31, 2014	5.4	$34.00	5.3	$38.7
Exercisable as of May 31, 2014	3.4	$33.87	3.6	$24.7

(1) Market price of the underlying stock as of May 31, 2014 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2014	2013	2012
Total intrinsic value of stock options exercised	$18.9	$7.8	$0.8
Total grant-date fair value of stock options vested	$3.0	$3.0	$10.4
Performance stock options:    In July 2011, the Board approved a special award of performance-based stock options under a Long-Term Incentive Plan. Subsequent grants of this award have been made upon hire of new officers. Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives. The awards will vest in full if performance targets for the fiscal year ending May 31, 2016 are achieved, with acceleration of up to one-half of the award if performance targets are achieved for fiscal 2014. Based on results for fiscal 2014, 23.5% of the award vested in July 2014.
The following table summarizes performance stock option activity for the year ended May 31, 2014:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(2)
Outstanding as of May 31, 2013	2.7	$30.95
Granted (1)	0.1	$36.66
Exercised	—	$—
Forfeited	—	$—
Expired	—	$—
Outstanding as of May 31, 2014	2.8	$31.25	7.4	$27.8
Exercisable as of May 31, 2014	—	$—	0.0	$—

(1)	Performance stock options granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

(2)	Market price of the underlying stock as of May 31, 2014 less the exercise price.
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
The following table summarizes RSU activity for the year ended May 31, 2014:

In millions, except per share amounts	RSUs	Weighted-average grant-date fair value per share	Weighted-average remaining vesting period (years)	Aggregate intrinsic value(1)
Nonvested as of May 31, 2013	1.6	$26.29
Granted	0.7	$36.37
Vested	(0.5)	$25.65
Forfeited	(0.1)	$29.39
Nonvested as of May 31, 2014	1.7	$30.52	3.0	$70.5

(1)	Intrinsic value for RSUs is the market price of the underlying stock as of May 31, 2014.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2014	2013	2012
Weighted-average grant-date fair value of RSUs granted	$36.37	$28.59	$27.67
Total intrinsic value of RSUs vested	$18.3	$15.5	$11.0
Total grant-date fair value of RSUs vested	$12.1	$13.4	$9.5
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
For restricted stock awards granted to officers prior to July 2010, the shares vest upon the fifth anniversary of the grant date provided the recipient is still an employee of the Company on that date. These awards have a provision for the acceleration of vesting based on achievement of performance targets established by the Board. If the established targets are met for a fiscal year, up to one-third of the award may vest. If all the targets are met for three consecutive years, the award will be fully vested. Beginning in July 2010, time-vested restricted stock awards were granted to officers, which vest one-third per annum. For grants to outside directors prior to October 2010, the shares vested on the third anniversary of the grant date. Beginning in October 2010, restricted stock granted to outside directors vest on the one-year anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.
The following table summarizes restricted stock activity for the year ended May 31, 2014:

In millions, except per share amounts	Restricted shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2013	0.2	$29.83
Granted	0.1	$38.53
Vested	(0.1)	$30.22
Forfeited	—	$—
Nonvested as of May 31, 2014	0.2	$33.55
Other information pertaining to restricted stock follows:

	Year ended May 31,
In millions, except per share amounts	2014	2013	2012
Weighted-average grant-date fair value of restricted stock granted	$38.53	$31.76	$30.69
Total grant-date fair value of restricted stock vested	$3.3	$2.1	$3.2
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

The following table summarizes performance share activity for the year ended May 31, 2014:

In millions, except per share amounts	Performance shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2013	0.4	$27.89
Granted (1)	0.2	$35.69
Vested	(0.1)	$23.98
Forfeited	—	$—
Nonvested as of May 31, 2014	0.5	$31.61

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.
Non-compensatory employee benefit plan:    The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2014, 2013, or 2012 related to this plan.
Note E — Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments are as follows:

	May 31, 2014
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,579.2	$—	$—	$1,579.2
Available-for-sale securities:
General obligation municipal bonds	1,605.4	25.0	(1.9)	1,628.5
Pre-refunded municipal bonds(1)	140.4	2.4	—	142.8
Revenue municipal bonds	858.8	10.1	(1.1)	867.8
Variable rate demand notes	752.3	—	—	752.3
Total available-for-sale securities	3,356.9	37.5	(3.0)	3,391.4
Other	10.6	1.7	—	12.3
Total funds held for clients and corporate investments	$4,946.7	$39.2	$(3.0)	$4,982.9

	May 31, 2013
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,137.7	$—	$—	$1,137.7
Available-for-sale securities:
General obligation municipal bonds	1,432.9	27.4	(3.5)	1,456.8
Pre-refunded municipal bonds(1)	201.0	2.9	—	203.9
Revenue municipal bonds	746.1	10.1	(2.2)	754.0
Variable rate demand notes	1,276.7	—	—	1,276.7
Total available-for-sale securities	3,656.7	40.4	(5.7)	3,691.4
Other	9.5	1.2	—	10.7
Total funds held for clients and corporate investments	$4,803.9	$41.6	$(5.7)	$4,839.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of May 31, 2014 and May 31, 2013 are money market funds and bank demand deposit accounts. Also included in money market securities and other cash equivalents as of May 31, 2014 were short-term municipal bonds and commercial paper.
Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2014	2013
Funds held for clients	$4,198.6	$4,072.5
Corporate investments	398.7	398.2
Long-term corporate investments	385.6	369.1
Total funds held for clients and corporate investments	$4,982.9	$4,839.8
The Company’s available-for-sale securities reflected a net unrealized gain of $34.5 million as of May 31, 2014 compared with a net unrealized gain of $34.7 million as of May 31, 2013. Included in the net unrealized gain total as of May 31, 2014 and May 31, 2013, there were, respectively, 98 and 147 available-for-sale securities in an unrealized loss position. The securities in an unrealized loss position were as follows:

	May 31, 2014
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.1)	$69.6	$(1.8)	$164.0	$(1.9)	$233.6
Pre-refunded municipal bonds	—	1.7	—	—	—	1.7
Revenue municipal bonds	—	47.5	(1.1)	112.4	(1.1)	159.9
Total	$(0.1)	$118.8	$(2.9)	$276.4	$(3.0)	$395.2

	May 31, 2013
	Less than twelve months		More than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(3.5)	$349.2	$—	$—	$(3.5)	$349.2
Pre-refunded municipal bonds	—	3.1	—	—	—	3.1
Revenue municipal bonds	(2.2)	225.3	—	2.1	(2.2)	227.4
Total	$(5.7)	$577.6	$—	$2.1	$(5.7)	$579.7

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2014 that had unrealized losses of $3.0 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2014 and May 31, 2013 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2014	2013	2012
Gross realized gains	$0.6	$0.9	$1.0
Gross realized losses	—	—	—
Net realized gains	$0.6	$0.9	$1.0
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$392.0	$394.3
Due after one year through three years	759.8	776.0
Due after three years through five years	764.1	774.3
Due after five years	1,441.0	1,446.8
Total	$3,356.9	$3,391.4
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2014
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$6.0	$—	$6.0	$—
General obligation municipal bonds	10.9	—	10.9	—
Pre-refunded municipal bonds	31.2	—	31.2	—
Revenue municipal bonds	17.7	—	17.7	—
Total cash equivalents	$65.8	$—	$65.8	$—
Available-for-sale securities:
General obligation municipal bonds	$1,628.5	$—	$1,628.5	$—
Pre-refunded municipal bonds	142.8	—	142.8	—
Revenue municipal bonds	867.8	—	867.8	—
Variable rate demand notes	752.3	—	752.3	—
Total available-for-sale securities	$3,391.4	$—	$3,391.4	$—
Other	$12.3	$12.3	$—	$—
Liabilities:
Other long-term liabilities	$12.3	$12.3	$—	$—

	May 31, 2013
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Available-for-sale securities:
General obligation municipal bonds	$1,456.8	$—	$1,456.8	$—
Pre-refunded municipal bonds	203.9	—	203.9	—
Revenue municipal bonds	754.0	—	754.0	—
Variable rate demand notes	1,276.7	—	1,276.7	—
Total available-for-sale securities	$3,691.4	$—	$3,691.4	$—
Other	$10.7	$10.7	$—	$—
Liabilities:
Other long-term liabilities	$10.7	$10.7	$—	$—
In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Commercial paper is included in Level 2 because it may not trade on a daily basis. Available-for-sale securities and short-term municipal securities included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company reviews the values generated by the independent pricing service for reasonableness by comparing the valuations received from the independent pricing service to valuations from at least one other observable source for a sample of securities. The Company has not adjusted the prices obtained from the independent pricing service.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are valued based on quoted market prices in active markets.
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

	May 31,
In millions	2014	2013
Land and improvements	$8.1	$8.1
Buildings and improvements	101.1	99.2
Data processing equipment	180.8	175.6
Software	344.8	290.1
Furniture, fixtures, and equipment	145.0	145.2
Leasehold improvements	101.7	99.5
Construction in progress	25.3	32.8
Total property and equipment, gross	906.8	850.5
Less: Accumulated depreciation	564.6	504.5
Property and equipment, net of accumulated depreciation	$342.2	$346.0
Depreciation expense was $89.1 million, $79.2 million, and $74.8 million for fiscal years 2014, 2013, and 2012, respectively.
Note H — Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $540.3 million as of May 31, 2014, and $533.9 million as of May 31, 2013. The increase in goodwill since May 31, 2013 was the result of an immaterial business acquisition.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2014	2013
Client lists	$240.9	$231.0
Other intangible assets	2.6	2.4
Total intangible assets, gross	243.5	233.4
Less: Accumulated amortization	202.9	188.2
Intangible assets, net of accumulated amortization	$40.6	$45.2
During fiscal 2014, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists — 7.4 years; other intangible assets — 3.0 years; and total — 7.3 years. Amortization expense relating to intangible assets was $15.9 million, $19.0 million, and $23.0 million for fiscal years 2014, 2013, and 2012, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions Year ending May 31,	Estimated amortization expense
2015	$13.4
2016	9.9
2017	7.3
2018	4.9
2019	2.9
Note I — Income Taxes
The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2014	2013
Deferred tax assets:
Compensation and employee benefit liabilities	$18.7	$16.3
Other current liabilities	6.9	6.3
Tax credit carry forward	38.3	35.3
Depreciation	8.3	8.5
Stock-based compensation	21.1	24.6
Other	15.4	16.6
Gross deferred tax assets	108.7	107.6
Deferred tax liabilities:
Capitalized software	50.1	45.8
Depreciation	12.2	20.2
Goodwill and Intangible assets	46.7	41.0
Revenue not subject to current taxes	12.6	11.7
Unrealized gains on available-for-sale securities	13.2	13.3
Other	0.4	0.6
Gross deferred tax liabilities	135.2	132.6
Net deferred tax liability	$(26.5)	$(25.0)
The deferred tax asset related to tax credit carry forward consists of alternative minimum tax credits, which may be carried forward indefinitely.
The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2014	2013	2012
Current:
Federal	$314.5	$274.2	$259.8
State	51.0	62.9	40.8
Total current	365.5	337.1	300.6
Deferred:
Federal	(3.5)	5.5	9.3
State	(1.4)	(0.2)	2.4
Total deferred	(4.9)	5.3	11.7
Provision for income taxes	$360.6	$342.4	$312.3

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	3.3%	3.0%	3.3%
Tax settlement	—%	1.5%	—%
Tax-exempt municipal bond interest	(1.5)%	(1.7)%	(1.8)%
Other items	(0.3)%	(0.2)%	(0.2)%
Effective income tax rate	36.5%	37.6%	36.3%
Uncertain income tax positions:    The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany. The Company maintains a reserve for uncertain tax positions. As of May 31, 2014 and May 31, 2013, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $29.8 million and $19.8 million, respectively. As of May 31, 2014 and May 31, 2013, $28.6 million and $19.7 million of the total reserves for uncertain tax positions, including interest and net of federal benefits, were included in long-term liabilities on the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2014	2013	2012
Balance as of beginning of fiscal year	$26.7	$41.7	$41.2
Additions for tax positions of the current year	11.2	28.5	0.4
Additions for tax positions of prior years	4.2	12.2	1.3
Reductions for tax positions of prior years	(1.8)	(0.5)	(0.1)
Settlements with tax authorities	—	(55.0)	(0.7)
Expiration of the statute of limitations	(0.3)	(0.2)	(0.4)
Balance as of end of fiscal year	$40.0	$26.7	$41.7
In May 2013, the Company executed a closing agreement that resolved tax matters related to the audits by New York State for the fiscal year ended May 31, 2004 (“fiscal 2004”) through the fiscal year ended May 31, 2011(“fiscal 2011”). As a result, the reserve for uncertain tax positions was increased by $21.2 million in May 2013. The resolution and execution of the closing agreement in May 2013 on the open tax matters for fiscal 2004 through fiscal 2011 impacted the Company's effective income tax rate for fiscal 2013, as noted in the reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate.
The reserve as of May 31, 2014 substantially relates to uncertain tax positions for state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $29.8 million as of May 31, 2014 adequately covers open tax years and uncertain tax positions up to and including fiscal 2014 for major taxing jurisdictions. As of May 31, 2014, $24.6 million of the $29.8 million unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. As of May 31, 2013, $14.6 million of the $19.8 million unrecognized tax benefits, if recognized, would have impacted the Company’s effective income tax rate.
The Company has concluded all U.S. federal income tax matters through the fiscal year ended May 31, 2010. Fiscal 2013 is currently under audit by the IRS and fiscal years 2011, 2012, and 2014 are subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2009, primarily due to expiration of the statute of limitations.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2014, 2013, and 2012 was immaterial to the Company’s results of operations.

Note J — Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets. The changes in accumulated other comprehensive income are as follows:

	Year ended May 31,
In millions	2014	2013	2012
Beginning balance	$22.0	$37.7	$37.5
Other comprehensive (loss)/income:
Unrealized holding gains/(losses)	0.3	(24.1)	1.3
Income tax (expense)/benefit related to unrealized holding gains/(losses)	(0.4)	9.0	(0.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(0.6)	(0.9)	(1.0)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	0.2	0.3	0.3
Total other comprehensive (loss)/income, net of tax	(0.5)	(15.7)	0.2
Ending balance	$21.5	$22.0	$37.7
The total tax impact in other comprehensive (loss)/income was tax expense of $0.2 million, tax benefit of $9.3 million, and tax expense of $0.1 million for fiscal years 2014, 2013, and 2012, respectively. Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities and impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note K — Supplemental Cash Flow Information
Income taxes paid were $317.8 million, $371.0 million, and $301.4 million for fiscal years 2014, 2013, and 2012, respectively.
Lease incentives received in the form of tenant allowances and free rent were $6.7 million, $6.4 million, and $12.8 million for fiscal years 2014, 2013, and 2012, respectively.
Note L — Employee Benefit Plans
401(k) plan:    The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. The Company provided matching contributions as follows: 50% of up to 8% of eligible pay that an employee contributed to the Plan, effective for pay dates on or after November 15, 2013; 50% of up to 6% of eligible pay that an employee contributed to the Plan between February 2012 and November 2013; and 50% of up to 4% of eligible pay that an employee contributed to the Plan between January 2011 and February 2012. Company contributions to the Plan for fiscal years 2014, 2013, and 2012 were $16.4 million, $13.1 million, and $10.3 million, respectively.
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

Deferred compensation plans:    The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $12.3 million and $10.7 million as of May 31, 2014 and May 31, 2013, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.
Note M — Commitments and Contingencies
Lines of credit:    As of May 31, 2014, the Company had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2014 or as of May 31, 2014.
Certain of the financial institutions are also parties to the Company’s credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $500 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.
There were no amounts outstanding under this credit facility as of May 31, 2014. During fiscal 2014, the Company borrowed against this facility, for one day each, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$25.0	3.25%
Second quarter	$175.0	3.25%

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit:    The Company had irrevocable standby letters of credit outstanding totaling $43.0 million and $36.8 million as of May 31, 2014 and May 31, 2013, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2014 and April 2015, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2014 or as of May 31, 2014. Subsequent to May 31, 2014, the letter of credit expiring in July 2014 was renewed, with the same terms and amount, and will expire in July 2015.
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
Lease commitments:    The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2014, 2013, and 2012 was $39.1 million, $39.9 million, and $43.0 million, respectively. As of May 31, 2014, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In millions Year ending May 31,	Minimum lease payments
2015	$37.5
2016	29.0
2017	23.9
2018	17.0
2019	10.6
Thereafter	11.2
Other commitments:    As of May 31, 2014, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $88.9 million, including $16.0 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In millions Year ending May 31,	Minimum payment obligation
2015	$61.3
2016	16.6
2017	10.2
2018	0.3
2019	0.2
Thereafter	0.3

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
Note N — Related Parties
During fiscal years 2014, 2013, and 2012, the Company purchased approximately $4.7 million, $6.5 million, and $2.6 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
During fiscal years 2014, 2013, and 2012, the Company purchased approximately $1.3 million, $1.6 million, and $1.8 million, respectively, of office supplies from Staples, Inc. The Vice Chairman of Staples, Inc. is a member of the Company’s Board.
Note O — Quarterly Financial Data (Unaudited)
In millions, except per share amounts

With the introduction of a new health insurance offering within the PEO during fiscal 2014, the Company began classifying PEO direct costs related to certain benefit plans where the Company retains risk as operating expenses rather than as a reduction in service revenue. This had no impact on operating income. The amounts below for service revenue and total revenue for fiscal 2014 reflect this change in classification.

	Three Months Ended
Fiscal 2014	August 31	November 30	February 28	May 31	Full Year
Service revenue (1)	$603.1	$606.4	$639.9	$628.8	$2,478.2
Interest on funds held for clients	10.0	10.0	10.5	10.2	40.7
Total revenue (1)	613.1	616.4	650.4	639.0	2,518.9
Operating income	255.1	248.6	250.7	228.3	982.7
Investment income, net	1.2	1.3	1.5	1.4	5.4
Income before income taxes	256.3	249.9	252.2	229.7	988.1
Income taxes	93.5	91.2	92.1	83.8	360.6
Net income	$162.8	$158.7	$160.1	$145.9	$627.5
Basic earnings per share(2)	$0.45	$0.43	$0.44	$0.40	$1.72
Diluted earnings per share(2)	$0.44	$0.43	$0.44	$0.40	$1.71
Weighted-average common shares outstanding	365.3	364.9	364.2	363.5	364.5
Weighted-average common shares outstanding, assuming dilution	366.7	366.4	365.8	365.3	366.1
Cash dividends per common share	$0.35	$0.35	$0.35	$0.35	$1.40
Total net realized gains(3)	$0.2	$—	$0.3	$0.1	$0.6

	Three Months Ended
Fiscal 2013	August 31	November 30	February 28	May 31(4)	Full Year
Service revenue	$568.1	$559.4	$582.4	$575.3	$2,285.2
Interest on funds held for clients	10.1	10.0	10.9	10.0	41.0
Total revenue	578.2	569.4	593.3	585.3	2,326.2
Operating income	238.0	230.0	225.0	211.8	904.8
Investment income, net	1.9	1.9	1.4	1.4	6.6
Income before income taxes	239.9	231.9	226.4	213.2	911.4
Income taxes	86.8	84.0	81.9	89.7	342.4
Net income	$153.1	$147.9	$144.5	$123.5	$569.0
Basic earnings per share(2)	$0.42	$0.41	$0.40	$0.34	$1.56
Diluted earnings per share(2)	$0.42	$0.41	$0.40	$0.34	$1.56
Weighted-average common shares outstanding	363.0	363.6	363.8	364.6	363.8
Weighted-average common shares outstanding, assuming dilution	363.8	364.4	364.6	365.9	364.7
Cash dividends per common share (5)	$0.32	$0.33	$0.66	$—	$1.31
Total net realized gains(3)	$0.2	$0.1	$0.6	$—	$0.9

(1)
The amounts reported for service revenue and total revenue for the first through third quarters of fiscal 2014 differ from that reported in the Company's Quarterly Reports on Form 10-Q (“Form 10-Q”), as a result of the PEO direct cost adjustment. There was no impact to operating income from this change. The correction for the PEO direct cost adjustment was not material to any prior interim period in fiscal 2014. Service revenue, as reported in the Company's Form 10-Qs was $597.9 million, $600.5 million, and $626.0 million for the first, second, and third fiscal quarters of fiscal 2014, respectively. Total revenue, as reported in the Company's Form 10-Qs was $607.9 million, $610.5 million, and $636.5 million for the first, second, and third fiscal quarters of fiscal 2014, respectively.

(2)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(3)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

(4)
In the fourth quarter of fiscal 2013, the Company increased its tax provision related to the settlement of a state income tax matter. This reduced diluted earnings per share by approximately $0.04 per share.

(5)	In fiscal 2013, the Company accelerated the payment of dividends to December 2012. These dividends would have normally been paid in February 2013 and May 2013.

Schedule II — Valuation and Qualifying Accounts
PAYCHEX, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
(In millions)

Description	Balance as of beginning of fiscal year	Additions charged to expenses	(Deductions from)/ additions to other accounts(1)	Costs and deductions(2)	Balance as of end of fiscal year
2014
Allowance for doubtful accounts	$1.0	$2.5	$—	$2.0	$1.5
Reserve for client fund losses	$2.4	$2.2	$—	$2.7	$1.9
2013
Allowance for doubtful accounts	$1.2	$1.7	$—	$1.9	$1.0
Reserve for client fund losses	$2.1	$2.7	$—	$2.4	$2.4
2012
Allowance for doubtful accounts	$2.1	$1.2	$—	$2.1	$1.2
Reserve for client fund losses	$3.1	$2.3	$(0.7)	$2.6	$2.1

(1)	Amounts related to business acquisitions.

(2)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures:    Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2014, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended May 31, 2014. Based on such evaluation, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table shows the executive officers of the Company as of May 31, 2014, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	54
Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Telephone of Rochester, a telecommunications company, during his 20-year career. Mr. Mucci is a director of Cbeyond, Inc. He is a member of the Upstate New York Advisory Board of the Federal Reserve Bank of New York and is a Trustee Emeritus of St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	57
Mr. Rivera joined Paychex in June 2011 as Senior Vice President, Chief Financial Officer, and Treasurer. Prior to joining the Company, Mr. Rivera served as Vice President of Finance and Administration for Houghton College since 2009. He previously served for over twenty years with Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products, most recently as Corporate Vice President and Chief Financial Officer from 2007 to 2009.

Mark A. Bottini	53
Mr. Bottini joined Paychex in October 2011 as Senior Vice President of Sales. From 2008 to 2011, Mr. Bottini served as Vice President of Sales for Ricoh, North America, a provider of advanced office technology and innovative document imaging products, services, and software. He assumed his most recent position with Ricoh when Ricoh acquired IKON Office Solutions, Inc. During his nearly 20 years with IKON, Mr. Bottini served in a variety of sales leadership and field management roles.

John B. Gibson	48
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

Michael E. Gioja	56
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

Name	Age	Position and business experience
Kevin N. Hill	55
Mr. Hill was named Vice President of Insurance and Human Resource Solutions Services in October 2011. He joined Paychex in April 2008 as Vice President of Insurance Operations, and took on the role of Vice President of Insurance Sales and Operations in 2010. Mr. Hill also serves as President of Paychex Insurance Agency, Inc., and has executive leadership responsibility for BeneTrac. In July 2011, he also took on leadership of the PEO and the HR Services operations organizations. Prior to joining Paychex, Mr. Hill was President and Chief Operating Officer of Excellus BlueCross BlueShield. Mr. Hill held various executive positions during his ten years with Excellus BlueCross BlueShield.

Stephanie L. Schaeffer	44
Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006. In 2011, she was appointed Corporate Secretary. She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all of the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Jennifer Vossler	51
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

Laurie L. Zaucha	49
Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she held various executive positions at Bausch & Lomb Incorporated.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2014, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2014, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2014,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2014, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.
The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, and performance stock options have been awarded to employees and the Board. The 2002 Plan was adopted on July 7, 2010 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 13, 2010. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2014:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	8.2	$33.06	20.2

(1)	Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from the target amount.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2014, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders, anticipated to be held on or about October 15, 2014, under the section “PROPOSAL 3 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1.	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 30.
2.	Financial Statement Schedules

Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 30. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

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

#	(10.16)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.17)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.18)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.19)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.20)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
	(10.21)
Stock Purchase Plan Engagement Agreement between Paychex, Inc. and JP Morgan Securities LLC, dated as of March 26, 2013, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 29, 2013.

*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(23.2)	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2014.
PAYCHEX, INC.
By: /s/ Martin Mucci

Martin Mucci
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 22, 2014.

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