Form 10-Q
period 2014-11-30
PAYCHEX INC
filed 2014-12-19
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	363,147,285	Shares
CLASS	OUTSTANDING AS OF	November 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended November 30,		For the six months ended November 30,
	2014	2013	2014	2013
Revenue:
Service revenue	$665.9	$606.4	$1,322.5	$1,209.5
Interest on funds held for clients	10.4	10.0	20.6	20.0
Total revenue	676.3	616.4	1,343.1	1,229.5
Expenses:
Operating expenses	199.1	173.6	393.4	343.5
Selling, general and administrative expenses	207.0	194.2	412.0	382.3
Total expenses	406.1	367.8	805.4	725.8
Operating income	270.2	248.6	537.7	503.7
Investment income, net	1.4	1.3	2.8	2.5
Income before income taxes	271.6	249.9	540.5	506.2
Income taxes	98.6	91.2	196.2	184.7
Net income	173.0	158.7	344.3	321.5

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(3.6)	18.6	0.9	(8.3)
Total other comprehensive (loss)/income, net of tax	(3.6)	18.6	0.9	(8.3)
Comprehensive income	$169.4	$177.3	$345.2	$313.2

Basic earnings per share	$0.48	$0.43	$0.95	$0.88
Diluted earnings per share	$0.47	$0.43	$0.94	$0.88
Weighted-average common shares outstanding	363.0	364.9	363.1	365.1
Weighted-average common shares outstanding, assuming dilution	364.6	366.4	364.6	366.5
Cash dividends per common share	$0.38	$0.35	$0.76	$0.70

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	November 30, 2014	May 31, 2014
ASSETS
Cash and cash equivalents	$140.4	$152.5
Corporate investments	388.6	398.7
Interest receivable	36.4	36.3
Accounts receivable, net of allowance for doubtful accounts	205.6	149.4
Deferred income taxes	—	12.0
Prepaid income taxes	7.4	17.2
Prepaid expenses and other current assets	48.8	37.8
Current assets before funds held for clients	827.2	803.9
Funds held for clients	4,032.7	4,198.6
Total current assets	4,859.9	5,002.5
Long-term corporate investments	398.5	385.6
Property and equipment, net of accumulated depreciation	344.4	342.2
Intangible assets, net of accumulated amortization	38.8	40.6
Goodwill	563.8	540.3
Deferred income taxes	38.7	37.1
Other long-term assets	30.4	21.8
Total assets	$6,274.5	$6,370.1

LIABILITIES
Accounts payable	$39.8	$48.8
Accrued compensation and related items	174.4	171.7
Deferred income taxes	14.5	6.6
Other current liabilities	50.3	44.7
Current liabilities before client fund obligations	279.0	271.8
Client fund obligations	4,000.3	4,167.1
Total current liabilities	4,279.3	4,438.9
Accrued income taxes	41.3	41.9
Deferred income taxes	58.9	55.7
Other long-term liabilities	60.7	56.6
Total liabilities	4,440.2	4,593.1

COMMITMENTS AND CONTINGENCIES – NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 363.1 shares as of November 30, 2014 and 363.0 shares as of May 31, 2014, respectively.	3.6	3.6
Additional paid-in capital	844.0	794.4
Retained earnings	964.3	957.5
Accumulated other comprehensive income	22.4	21.5
Total stockholders’ equity	1,834.3	1,777.0
Total liabilities and stockholders’ equity	$6,274.5	$6,370.1
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the six months ended November 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$344.3	$321.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	52.5	50.4
Amortization of premiums and discounts on available-for-sale securities, net	37.5	34.4
Stock-based compensation costs	15.4	14.6
Provision for deferred income taxes	14.4	16.0
Provision for allowance for doubtful accounts	0.7	1.3
Net realized gains on sales of available-for-sale securities	(0.2)	(0.2)
Changes in operating assets and liabilities:
Interest receivable	(0.1)	(2.4)
Accounts receivable	(56.3)	(46.4)
Prepaid expenses and other current assets	(0.9)	11.7
Accounts payable and other current liabilities	0.6	(6.7)
Net change in other assets and liabilities	(3.2)	6.0
Net cash provided by operating activities	404.7	400.2
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(20,449.7)	(14,941.7)
Proceeds from sales and maturities of available-for-sale securities	20,522.9	15,755.3
Net change in funds held for clients’ money market securities and other cash equivalents	55.8	(557.4)
Purchases of property and equipment	(45.6)	(46.9)
Acquisition of businesses, net of cash acquired	(27.1)	(9.3)
Purchases of other assets	(1.6)	(5.7)
Net cash provided by investing activities	54.7	194.3
FINANCING ACTIVITIES
Net change in client fund obligations	(166.9)	(150.2)
Dividends paid	(276.2)	(255.7)
Repurchases of common shares	(52.5)	(159.1)
Equity activity related to stock-based awards	24.1	76.2
Net cash used in financing activities	(471.5)	(488.8)
(Decrease)/increase in cash and cash equivalents	(12.1)	105.7
Cash and cash equivalents, beginning of period	152.5	107.3
Cash and cash equivalents, end of period	$140.4	$213.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2014
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the six months ended November 30, 2014 and 2013. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2014 and May 31, 2014. In addition, the Company has equity method investments for a joint-venture in Brazil and a minority investment in Canada, both of which are not significant.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all significant intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2014 (“fiscal 2014”). Operating results and cash flows for the six months ended November 30, 2014 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2015 (“fiscal 2015”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO insurance services: As part of the professional employer organization (“PEO”), the Company offers workers' compensation insurance and health insurance to client companies for the benefit of client employees. For workers' compensation insurance, reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.0 million under both its fiscal 2015 and fiscal 2014 policies. As of November 30, 2014 and May 31, 2014, the Company had recorded current liabilities of $9.9 million and $8.5 million, respectively, and long-term liabilities of $16.3 million and $16.0 million, respectively, on its Consolidated Balance Sheets for PEO workers’ compensation costs.
Under the minimum premium plan health insurance offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The Company's maximum individual claims liability is $0.3 million under its minimum premium plan health insurance offering. Amounts accrued related to health benefits insurance reserves are considered immaterial as of November 30, 2014 and May 31, 2014.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $7.9 million and $15.4 million, respectively, for the three and six months ended November 30, 2014 as compared with $7.1 million and $14.6 million, respectively, for the three and six months ended November 30, 2013. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2014 Form 10-K.

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings. The three and six months ended November 30, 2013 reflected an immaterial change in classification between categories on the Consolidated Statements of Income and Comprehensive Income to be consistent with current year presentation, and had no impact on operating income. Other immaterial prior period reclassifications were between categories on the Consolidated Balance Sheets for purposes of comparability.
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
Recently issued accounting pronouncements: In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805) - Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).” This guidance provides the option for an acquired entity to apply pushdown accounting in its separately issued financial statements when a change-in-control event occurs. This guidance is effective beginning November 18, 2014, and is applicable to change-in-control events occurring after that date or applied to the most recent change-in-control event if financial statements have not yet been issued. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” This guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.
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

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions, except per share amounts	2014	2013	2014	2013
Basic earnings per share:
Net income	$173.0	$158.7	$344.3	$321.5
Weighted-average common shares outstanding	363.0	364.9	363.1	365.1
Basic earnings per share	$0.48	$0.43	$0.95	$0.88
Diluted earnings per share:
Net income	$173.0	$158.7	$344.3	$321.5
Weighted-average common shares outstanding	363.0	364.9	363.1	365.1
Dilutive effect of common share equivalents	1.6	1.5	1.5	1.4
Weighted-average common shares outstanding, assuming dilution	364.6	366.4	364.6	366.5
Diluted earnings per share	$0.47	$0.43	$0.94	$0.88
Weighted-average anti-dilutive common share equivalents	0.8	0.8	0.6	0.8
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended November 30, 2014 and 2013, 0.7 million and 0.9 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the six months ended November 30, 2014 and 2013, 1.4 million and 2.8 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.
In May 2014, the Company announced its program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2017. During the three and six months ended November 30, 2014, the Company repurchased 0.4 million shares for $15.0 million and 1.3 million shares for $52.5 million, respectively. During the three and six months ended November 30, 2013, respectively, the Company repurchased 1.9 million shares for $75.2 million and 4.0 million shares for $159.1 million under the previous Board-approved program to repurchase Company common stock which expired in May 2014. Shares repurchased were retired.
Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended November 30,		For the six months ended November 30,
In millions	2014	2013	2014	2013
Interest income on corporate funds	$2.0	$1.7	$3.9	$3.3
Interest expense	(0.3)	(0.4)	(0.6)	(0.8)
Net loss from equity-method investments	(0.3)	—	(0.5)	—
Investment income, net	$1.4	$1.3	$2.8	$2.5

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2014
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,523.4	$—	$—	$1,523.4
Available-for-sale securities:
General obligation municipal bonds	1,676.8	24.0	(1.0)	1,699.8
Pre-refunded municipal bonds(1)	126.8	2.1	—	128.9
Revenue municipal bonds	960.8	11.2	(0.4)	971.6
Variable rate demand notes	482.0	—	—	482.0
Total available-for-sale securities	3,246.4	37.3	(1.4)	3,282.3
Other	12.3	1.8	—	14.1
Total funds held for clients and corporate investments	$4,782.1	$39.1	$(1.4)	$4,819.8

	May 31, 2014
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,579.2	$—	$—	$1,579.2
Available-for-sale securities:
General obligation municipal bonds	1,605.4	25.0	(1.9)	1,628.5
Pre-refunded municipal bonds(1)	140.4	2.4	—	142.8
Revenue municipal bonds	858.8	10.1	(1.1)	867.8
Variable rate demand notes	752.3	—	—	752.3
Total available-for-sale securities	3,356.9	37.5	(3.0)	3,391.4
Other	10.6	1.7	—	12.3
Total funds held for clients and corporate investments	$4,946.7	$39.2	$(3.0)	$4,982.9

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of November 30, 2014 were bank demand deposit accounts and money market securities. Included in money market securities and other cash equivalents as of May 31, 2014 were bank demand deposit accounts, commercial paper, short-term municipal bonds, and money market securities.
Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	November 30, 2014	May 31, 2014
Funds held for clients	$4,032.7	$4,198.6
Corporate investments	388.6	398.7
Long-term corporate investments	398.5	385.6
Total funds held for clients and corporate investments	$4,819.8	$4,982.9

Note D: Funds Held for Clients and Corporate Investments — continued

The Company’s available-for-sale securities reflected a net unrealized gain of $35.9 million as of November 30, 2014 compared with a net unrealized gain of $34.5 million as of May 31, 2014. Included in the net unrealized gain as of November 30, 2014 and May 31, 2014, there were 88 and 98 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	November 30, 2014
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.1)	$68.8	$(0.9)	$125.7	$(1.0)	$194.5
Revenue municipal bonds	(0.2)	78.4	(0.2)	38.5	(0.4)	116.9
Total	$(0.3)	$147.2	$(1.1)	$164.2	$(1.4)	$311.4

	May 31, 2014
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.1)	$69.6	$(1.8)	$164.0	$(1.9)	$233.6
Pre-refunded municipal bonds	—	1.7	—	—	—	1.7
Revenue municipal bonds	—	47.5	(1.1)	112.4	(1.1)	159.9
Total	$(0.1)	$118.8	$(2.9)	$276.4	$(3.0)	$395.2
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2014, that had unrealized losses totaling $1.4 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2014 and May 31, 2014 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three and six months ended November 30, 2014 and 2013. There were no realized losses recognized in any of the respective periods.

Note D: Funds Held for Clients and Corporate Investments — continued

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$393.9	$396.6
Due after one year through three years	751.4	764.9
Due after three years through five years	776.1	785.8
Due after five years	1,325.0	1,335.0
Total	$3,246.4	$3,282.3
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

Note E: Fair Value Measurements — continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2014
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Money market securities	$0.1	$0.1	$—	$—
Total cash equivalents	$0.1	$0.1	$—	$—
Available-for-sale securities:
General obligation municipal bonds	$1,699.8	$—	$1,699.8	$—
Pre-refunded municipal bonds	128.9	—	128.9	—
Revenue municipal bonds	971.6	—	971.6	—
Variable rate demand notes	482.0	—	482.0	—
Total available-for-sale securities	$3,282.3	$—	$3,282.3	$—
Other	$14.1	$14.1	$—	$—
Liabilities:
Other long-term liabilities	$14.1	$14.1	$—	$—

	May 31, 2014
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$6.0	$—	$6.0	$—
General obligation municipal bonds	10.9	—	10.9	—
Pre-refunded municipal bonds	31.2	—	31.2	—
Revenue municipal bonds	17.7	—	17.7	—
Total cash equivalents	$65.8	$—	$65.8	$—
Available-for-sale securities:
General obligation municipal bonds	$1,628.5	$—	$1,628.5	$—
Pre-refunded municipal bonds	142.8	—	142.8	—
Revenue municipal bonds	867.8	—	867.8	—
Variable rate demand notes	752.3	—	752.3	—
Total available-for-sale securities	$3,391.4	$—	$3,391.4	$—
Other	$12.3	$12.3	$—	$—
Liabilities:
Other long-term liabilities	$12.3	$12.3	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Commercial paper is included in Level 2 because it may not trade on a daily basis. Available-for-sale securities and short-term municipal bonds with a maturity of less than 90 days included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale investments, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

In millions	November 30, 2014	May 31, 2014
Land and improvements	$8.3	$8.1
Buildings and improvements	101.5	101.1
Data processing equipment	174.4	180.8
Software	370.5	344.8
Furniture, fixtures, and equipment	144.7	145.0
Leasehold improvements	104.0	101.7
Construction in progress	28.6	25.3
Total property and equipment, gross	932.0	906.8
Less: Accumulated depreciation	587.6	564.6
Property and equipment, net of accumulated depreciation	$344.4	$342.2
Depreciation expense was $22.5 million and $45.2 million for the three and six months ended November 30, 2014, respectively, compared to $22.2 million and $42.9 million, respectively, for the three and six months ended November 30, 2013.
Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $563.8 million and $540.3 million as of November 30, 2014 and May 31, 2014, respectively. The increase in goodwill was due to an immaterial business acquisition.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	November 30, 2014	May 31, 2014
Client lists	$245.2	$240.9
Other intangible assets	3.2	2.6
Total intangible assets, gross	248.4	243.5
Less: Accumulated amortization	209.6	202.9
Intangible assets, net of accumulated amortization	$38.8	$40.6
Amortization expense relating to intangible assets was $3.5 million and $7.3 million for the three and six months ended November 30, 2014, respectively, as compared with $3.8 million and $7.5 million for the three and six months ended November 30, 2013.

Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization -- continued

As of November 30, 2014, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2015 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2015	$14.3
2016	$11.1
2017	$8.3
2018	$5.5
2019	$3.5
Note H: Accumulated Other Comprehensive Income/(Loss)
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income/(loss) in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive income/(loss) are as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions	2014	2013	2014	2013
Beginning balance	$26.0	$(4.9)	$21.5	$22.0
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	(3.6)	18.6	1.0	(8.2)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	—	—	(0.1)	(0.1)
Total other comprehensive (loss)/income, net of tax	(3.6)	18.6	0.9	(8.3)
Ending balance	$22.4	$13.7	$22.4	$13.7

Total tax (benefit)/expense included in other comprehensive (loss)/income	$(1.9)	$10.8	$0.2	$(4.8)
Reclassification adjustments out of accumulated other comprehensive income/(loss) are for realized gains on the sales of available-for-sale securities. For the three and six months ended November 30, 2014 and 2013, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note I: Commitments and Contingencies
Lines of credit: As of November 30, 2014, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2015
Bank of America, N.A.	$250 million	February 28, 2015
PNC Bank, National Association	$150 million	February 28, 2015
Wells Fargo Bank, National Association	$150 million	February 28, 2015
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the six months ended, November 30, 2014.
Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed next.

Note I: Commitments and Contingencies – continued

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $750 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. During the six months ended November 30, 2014, the Company borrowed overnight twice, once for $100.0 million and once for $150.0 million, both times at an interest rate of 3.25%. There were no amounts outstanding under this credit facility as of November 30, 2014.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of both November 30, 2014 and May 31, 2014, the Company had irrevocable standby letters of credit available totaling $43.0 million required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2015 and December 2015. Upon draw down of funds, the letters of credit become collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2014.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $14.1 million and $16.0 million of capital assets as of November 30, 2014 and May 31, 2014, respectively.
In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. In addition, the Company has entered into indemnification agreements with its officers and directors, which require it to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to the Company.
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2014. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and six months ended November 30, 2014 and November 30, 2013, and our financial condition as of November 30, 2014. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2014 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2014 (“fiscal 2014”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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
We offer a comprehensive portfolio of services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. We support the small business market through our core payroll and SurePayroll products. Mid-market companies are serviced through our Major Market Services (“MMS”) payroll offerings. We offer a software-as-a-service (“SaaS”) solution for our MMS clients, integrating our mid-market payroll product with various Internet-based services offered to meet the payroll and human resource administrative needs of these clients. Our SaaS solution provides human resource management, employee benefits management, time and attendance systems, online expense reporting, and applicant tracking.
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

Human Resource Services:

Paychex HR Services
Available through an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. Paychex HR Essentials is an ASO product that provides support to our clients telephonically or online to help manage employee-related topics.

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

Online HR administration services	Offers online human resource administration software products for employee benefits management and administration, expense reporting, applicant tracking, and time and attendance solutions.

Other human resource services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Accounting and Finance Services:

Paychex Accounting Onlinesm	A cloud-based accounting service delivered through a partnership and investment in Kashoo, a leading provider of cloud accounting services.

Other accounting and finance services	Includes Paychex Payment Processing Services, payment distribution services, and the Small Business Loan Resource Center.

Overview
We are pleased with our growth and progress in connection with our key initiatives for the three months ended November 30, 2014 (the “second quarter”) of the fiscal year ending May 31, 2015 (“fiscal 2015”). We have experienced strong demand for our comprehensive suite of human resource outsourcing solutions, and Payroll service revenue continues to advance, growing 4% for the second quarter compared to the same period last year.

Our financial results continue to be impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.1% for both the second quarter and the same period last year.
We continue to focus on driving growth in clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are investing in our business, particularly in areas related to product development and supporting technology while maintaining strong operating income, net of certain items, as a percent of service revenue for the second quarter.
During the second quarter, we introduced Paychex Flex, a SaaS platform and newly expanded, multi-tiered service offering, which streamlines workforce management through innovative technology and flexible choice of service. Paychex Flex integrates our innovative cloud-based platform and best in class mobile application (“mobile app”) with dedicated support and flexible customer-centric service options. This provides a unique blend of both service and software that we believe differentiates us from our competitors. The comprehensive, cloud-based Paychex Flex platform offers powerful capabilities in a simple user experience that is adaptive to the needs of users across the human capital management spectrum – recruiters and recruits, HR and payroll stakeholders, benefits administrators, employees, contractors, and financial advisor and accounting partners. The mobile apps within Paychex Flex gives employers access to the fullest set of employee data available on-the-go, in addition to plan-level views of retirement, health, and benefit accounts. Likewise, employees share visibility into a wide set of personal and benefits data and functionality, including the industry’s broadest set of retirement self-service features. Paychex also extended its mobile app family with the introduction of Paychex Time, a mobile time punch app that offers the quickest mobile punch possible.
Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Total service revenue increased 10% to $665.9 million.

◦	Payroll service revenue increased 4% to $411.2 million.

◦	Human Resource Services (“HRS”) revenue increased 21% to $254.7 million.

•	Interest on funds held for clients increased 4% to $10.4 million.

•	Total revenue increased 10% to $676.3 million.

•
Operating income and operating income, net of certain items, increased 9% to $270.2 million and $259.8 million, respectively. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income and diluted earnings per share increased 9% to $173.0 million and $0.47 per share, respectively.
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
Financial Position and Liquidity
Our financial position as of November 30, 2014, remained strong with cash and total corporate investments of $927.5 million and no debt.

Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds. During the six months ended November 30, 2014 (the “six months”), our primary short-term investment vehicles were bank demand deposit accounts and high quality variable rate demand notes (“VRDN”s).
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $404.7 million for the six months. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of November 30, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the second quarter and six months and our financial position as of November 30, 2014, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
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
Purchases of property and equipment for fiscal 2015 are expected to be in the range of $110 million to $120 million. This will include costs for internally developed software, as we continue to invest in our product development. Fiscal 2015 depreciation expense is projected to be in the range of $95 million to $100 million, and we project amortization of intangible assets for fiscal 2015 to be slightly less than $15 million.

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2014	2013	Change	2014	2013	Change
Revenue:
Payroll service revenue	$411.2	$395.7	4%	$824.0	$790.9	4%
HRS revenue	254.7	210.7	21%	498.5	418.6	19%
Total service revenue	665.9	606.4	10%	1,322.5	1,209.5	9%
Interest on funds held for clients	10.4	10.0	4%	20.6	20.0	3%
Total revenue	676.3	616.4	10%	1,343.1	1,229.5	9%
Combined operating and SG&A expenses	406.1	367.8	10%	805.4	725.8	11%
Operating income	270.2	248.6	9%	537.7	503.7	7%
Investment income, net	1.4	1.3	15%	2.8	2.5	14%
Income before income taxes	271.6	249.9	9%	540.5	506.2	7%
Income taxes	98.6	91.2	8%	196.2	184.7	6%
Effective income tax rate	36.3%	36.5%		36.3%	36.5%
Net income	$173.0	$158.7	9%	$344.3	$321.5	7%
Diluted earnings per share	$0.47	$0.43	9%	$0.94	$0.88	7%
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2014, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2014	2013	Change	2014	2013	Change
Average investment balances:
Funds held for clients	$3,558.7	$3,432.9	4%	$3,600.5	$3,478.0	4%
Corporate investments	870.8	852.8	2%	872.3	858.4	2%
Total	$4,429.5	$4,285.7	3%	$4,472.8	$4,336.4	3%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.2%		1.1%	1.1%
Corporate investments	0.9%	0.8%		0.8%	0.7%
Combined funds held for clients and corporate investments	1.1%	1.1%		1.1%	1.1%

Total net realized gains	$0.1	$—		$0.2	$0.2

As of: $ in millions	November 30, 2014	May 31, 2014
Net unrealized gain on available-for-sale securities (1)	$35.9	$34.5
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$3,282.3	$3,391.4
Weighted-average duration of available-for-sale securities in years (3)	3.2	3.0
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.6%	1.6%

(1)	The net unrealized gain on our investment portfolio was approximately $33.1 million as of December 15, 2014.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2014 and May 31, 2014.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $411.2 million for the second quarter and $824.0 million for the six months, reflecting increases of 4% for both periods compared to the same periods last year. These increases were driven by growth in revenue per check and client base. Growth in revenue per check was the result of price increases, net of discounts, together with the impact of increased product penetration.
Human Resource Services revenue: HRS revenue was $254.7 million for the second quarter and $498.5 million for the six months, reflecting increases of 21% and 19%, respectively, compared to the same periods last year. HRS revenue growth was positively impacted by a new product offering within the PEO, a minimum premium plan health insurance offering for our PEO clients and worksite employees, which we initiated in the second half of the fiscal 2014. Revenue from this new product offering was 7% of HRS revenue for both the second quarter and six months. In addition, HRS revenue reflects strong growth in clients and worksite employees served within our Paychex HR Services, which includes our ASO and PEO. Retirement services revenue reflected pricing and growth in the number of plans served, and also benefited from an increase in the average asset value of participants’ funds. Our online HR administration services contributed to growth through sales success for our SaaS solutions.
Total service revenue: Total service revenue was $665.9 million for the second quarter and $1.3 billion for the six months, reflecting increases of 10% and 9%, respectively, compared to the same periods last year. The increases were attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $10.4 million for the second quarter and $20.6 million for the six months, reflecting increases of 4% and 3%, respectively, compared to the same periods last year. The fluctuations were driven by an increase in average investment balances of 4% for both periods. The increase in average investment balances was largely the result of wage inflation along with growth in client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2014	2013	Change	2014	2013	Change
Compensation-related expenses	$258.8	$244.5	6%	$515.0	$482.8	7%
Depreciation and amortization	26.0	26.0	—%	52.5	50.4	4%
Other expenses	121.3	97.3	25%	237.9	192.6	24%
Total operating and SG&A expenses	$406.1	$367.8	10%	$805.4	$725.8	11%
Total expenses were $406.1 million for the second quarter and $805.4 million for the six months, reflecting increases of 10% and 11%, respectively, compared to the respective periods last year. Approximately 4% of total expenses for both periods were costs related to the new minimum premium plan health care offering within our PEO.
Compensation-related expenses increased 6% for the second quarter and 7% for the six months due to to higher employee-benefit-related costs, primarily medical costs, along with higher sales headcount and performance-based compensation costs. As of November 30, 2014 and 2013 we had approximately 13,000 and 12,600 employees, respectively.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.
Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expenses increased due to costs relating to the new minimum premium plan health care offering in the PEO. In addition, continued investment in product development and supporting technology impacted other expense growth.
Operating income: Operating income was $270.2 million for the second quarter and $537.7 million for the six months, reflecting increases of 9% and 7%, respectively, compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2014	2013	Change	2014	2013	Change
Operating income	$270.2	$248.6	9%	$537.7	$503.7	7%
Excluding: Interest on funds held for clients	(10.4)	(10.0)	4%	(20.6)	(20.0)	3%
Operating income, net of certain items	$259.8	$238.6	9%	$517.1	$483.7	7%
Operating income, net of certain items, is a non-GAAP financial measure. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.4 million for the second quarter and $2.8 million for the six months, reflecting increases of 15% and 14%, respectively, compared to the same periods last year. These increases were the result of higher average interest rates earned and slightly higher average investment balances. The growth rate for average investment balances was tempered by an increase in the shareholder dividend and stock repurchases.
Income taxes: Our effective income tax rate was 36.3% for both the second quarter and six months, compared with 36.5% for the respective prior year periods. The decrease in the effective income tax rate was the result of changes in state effective tax rates.
Net income and earnings per share: Net income was $173.0 million for the second quarter and $344.3 million for the six months, reflecting increases of 9% and 7%, respectively, compared to the same periods last year. Diluted earnings per share was $0.47 per share for the second quarter and $0.94 per share for the six months, also reflecting increases of 9% and 7%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of November 30, 2014 remained strong with cash and total corporate investments of $927.5 million and no debt. We believe that our investments as of November 30, 2014 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2014, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of November 30, 2014, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2015
Bank of America, N.A.	$250 million	February 28, 2015
PNC Bank, National Association	$150 million	February 28, 2015
Wells Fargo Bank, National Association	$150 million	February 28, 2015
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the six months ended, November 30, 2014.
Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.

Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $750 million to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date. During the six months, we borrowed overnight twice, once for $100.0 million and once for $150.0 million, both times at an interest rate of 3.25%. There were no amounts outstanding under this credit facility as of November 30, 2014.
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of November 30, 2014, we had irrevocable standby letters of credit available totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2015 and December 2015. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended, November 30, 2014.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $14.1 million of capital assets as of November 30, 2014.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2014. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of November 30, 2014.
Operating Cash Flow Activities

	For the six months ended November 30,
In millions	2014	2013
Net income	$344.3	$321.5
Non-cash adjustments to net income	120.3	116.5
Cash used by changes in operating assets and liabilities	(59.9)	(37.8)
Net cash provided by operating activities	$404.7	$400.2
The increase in our operating cash flows for the first six months of fiscal 2015, compared to the same period last year, was primarily a result of higher net income offset by fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax payments, and other liabilities.

Investing Cash Flow Activities

	For the six months ended November 30,
In millions	2014	2013
Net change in funds held for clients and corporate investment activities	$129.0	$256.2
Purchases of property and equipment	(45.6)	(46.9)
Acquisition of businesses, net of cash acquired	(27.1)	(9.3)
Purchases of other assets	(1.6)	(5.7)
Net cash provided by investing activities	$54.7	$194.3
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the first six months of fiscal 2015 and 2014 reflect net cash inflows. For both periods, there was a decrease in holdings of VRDNs, which are available-for-sale securities, as a greater portion of short-term funds were invested in bank demand deposit accounts. For the corporate portfolios, the bank demand deposit accounts are included in cash and cash equivalents and these deposits are not reflected in cash flows from investing activities. This change in mix was more significant in the prior year period.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we expanded and upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflect immaterial business acquisitions during the respective periods.
Financing Cash Flow Activities

	For the six months ended November 30,
In millions, except per share amounts	2014	2013
Net change in client fund obligations	$(166.9)	$(150.2)
Dividends paid	(276.2)	(255.7)
Repurchases of common stock	(52.5)	(159.1)
Equity activity related to stock-based awards	24.1	76.2
Net cash used in financing activities	$(471.5)	$(488.8)
Cash dividends per common share	$0.76	$0.70
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
The cash outflows related to the net change in client fund obligations for the first six months of fiscal 2015 and 2014 were the result of higher remittances of employee tax withholdings than collections. This is typical for our first half of the fiscal year due to a reduction in tax collections due to FICA limits being reached. The slightly higher cash outflow for the six months compared to the same period last year was due to growth in clients and checks per payroll.

Dividends paid: In July 2014, the quarterly shareholder dividend was increased 9% to $0.38 per share from $0.35 per share. The increase in dividend payments for the six months of fiscal 2015 compared to the same period last year is due to this increase in dividend offset somewhat by the impact of less shares outstanding as a result of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).
Repurchases of common stock: In May 2014, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2017. During the first six months of fiscal 2015, we repurchased 1.3 million shares for $52.5 million. During the first six months of fiscal 2014, we repurchased 4.0 million shares for $159.1 million under the previous board-approved stock repurchase program which expired in May 2014.
Equity activity related to stock-based awards: Equity activity related to stock-based awards decreased as a result of lower stock option exercise activity in the first six months compared to the same period last year. For the six months, 0.9 million options were exercised, compared with 2.3 million options for the comparable period last year.
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
During the six months, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the six months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1%, compared with 1.1% for the same period last year. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2014 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates. In the next twelve months, slightly less than 15% of our long-term investment portfolio, which excludes VRDNs, will mature, and it is currently anticipated that these proceeds will be reinvested at an average interest rate of approximately 1.5%.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2014 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2014
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$393.9	$396.6
Due after one year through three years	751.4	764.9
Due after three years through five years	776.1	785.8
Due after five years	1,325.0	1,335.0
Total	$3,246.4	$3,282.3
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
Subject to these factors and under normal financial market environment, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $3.5 million to $4.0 million, after taxes, for the next twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
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
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $35.9 million as of November 30, 2014, compared with a net unrealized gain of $34.5 million as of May 31, 2014. During the six months, the net unrealized gain on our investment portfolios ranged from $24.6 million to $50.7 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $33.1 million as of December 15, 2014.
As of November 30, 2014 and May 31, 2014, we had $3.3 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.6% as of both November 30, 2014 and May 31, 2014. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of November 30, 2014 would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2014 were not other-than-temporarily impaired. While $311.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $1.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2014 and May 31, 2014 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of November 30, 2014, the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended November 30, 2014. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2014, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2014:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
September 1, 2014 - September 30, 2014	—	$—	$312,529,453
October 1, 2014 - October 31, 2014	351,587	$42.84	$297,465,969
November 1, 2014 - November 30, 2014	—	$—	$297,465,969
Total for the period	351,587	$42.84	$297,465,969

In May 2014, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2017. The stock repurchase program may be suspended or discontinued by management at any time. Shares of stock repurchased during the three months ended November 30, 2014 were retired. All shares of stock repurchased during the three months ended November 30, 2014 were purchased pursuant to the program.

Item 6. Exhibits
Exhibits required to be filed by Item 601 of Regulation S-K.
For the exhibits that are filed herewith or incorporated herein by reference, see the Index to Exhibits located on page 29 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYCHEX, INC.

Date:	December 19, 2014	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 19, 2014	/s/ Efrain Rivera
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