Form 10-K
period 2015-05-31
PAYCHEX INC
filed 2015-07-21
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
As of November 30, 2014, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $15,395,911,785 based on the closing price reported for such date on the NASDAQ Global Select Market.
As of June 30, 2015, 361,206,331 shares of the registrant’s common stock, $.01 par value, were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 14, 2015, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.
INDEX TO FORM 10-K
For the fiscal year ended May 31, 2015

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

•	changes in health insurance and workers’ compensation rates and underlying claim trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•	the possibility of a security breach that disrupts operations or exposes client confidential data;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

•
the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations; and

•	potentially unfavorable outcomes related to pending legal matters.
Any of these factors, as well as such other factors as discussed in Part I, Item 1A Risk Factors and throughout Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (“SEC” or “Commission”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.	Business
Incorporated in Delaware in 1979, we are a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. As of May 31, 2015, we serviced approximately 590,000 payroll clients. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and Germany. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.
Company Strategy
Our mission is to be the leading provider of payroll, human resource and employee benefit services for small- to medium-sized businesses by being an essential partner with America’s businesses. We believe that success in this mission will lead to strong, long-term financial performance. Our strategy focuses on the following:
•flexible, convenient service;
•industry-leading, integrated technology;
•solid sales execution;
•comprehensive suite of value-added human capital management (“HCM”) services;
•continued service penetration; and
•strategic acquisitions.
Services and Products
We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and human resource needs. Clients can select services on an á la carte basis or as part of various product bundles. Our payroll-related ancillary services and Human Resource Service (“HRS”) offerings often leverage the information gathered in the base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum. We also offer professional employer organization (“PEO”) services and provide insurance offerings through the Paychex Insurance Agency, Inc. (“PIA”) that allow employers to expand their employee benefit offerings at an affordable cost. We mainly earn our revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services.
Paychex FlexSM is our HCM software-as-a-service (“SaaS”) platform through which we provide an integrated product suite that covers the employee life cycle from recruiting and hiring to retirement. Paychex Flex streamlines workforce management through innovative technology and flexible choice of service. The platform uses a single cloud-based platform, with single client and employee records, and single sign-on, including self-service options and mobility applications. The HCM product suite integrates recruiting and applicant tracking, employee onboarding, payroll, employee benefits and human resource administration, time and attendance, performance management, and retirement services. Paychex Flex also provides technology-enabled service, with options that include self-service, a 24/7 dedicated service center, individual payroll specialist, and integrated service via the multi-product service center. In addition, large clients can utilize a relationship manager for more personalized service. This flexible platform services our small-business clients, mid-market clients, and our PEO business.
The integration of flexible service options and leading-edge technology allows us to meet our clients' diverse needs by providing them with information and products when, where, and how they want it. Our Paychex Mobile Applications add greater value and convenience for our clients and their employees by allowing them instant access and increased productivity. Paychex Flex allows for device independence, providing a consistent experience regardless of device. Our mobile apps are available for iOS® and AndroidTM tablets and smartphones, and allow our clients and their employees to have full access to our products, offering diverse capabilities for both the employer and employee.

Small-Business Clients
For our small-business clients, which we define as typically less than 50 employees, Paychex aides the client in reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our dynamic products and customer service for a quick and easy pay day. Small-business payroll is provided via our core payroll, utilizing our robust Paychex Flex processing platform, or SurePayroll® products. Our core payroll clients can opt for our full-service customer service model through our branch operations or use Paychex Online Payroll®, our secure Internet portal. Paychex Online Payroll offers a suite of self-service and interactive services twenty-four hours a day, seven days a week. Both service models offer payroll processing, employee access online, general ledger service to provide payroll information to the client’s general ledger accounting software, and access to our industry-leading, web-based report center and robust report writer. Our SurePayroll SaaS solution offers “do-it-yourself,” self-service and mobile applications for small business.
Our small-business clients also benefit from our time and attendance products, which allow them to accurately and efficiently manage the gathering and recording of employee hours worked. Other Paychex solutions, such as our comprehensive human resource outsourcing solutions are also available for our small-business clients.
Mid-Market Clients
Our mid-market clients are defined as typically more than 50 employees and have more complex payroll and employee benefit needs. These clients are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions tied together by the Paychex Flex platform, or through our traditional mid-market platform. Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with human resource management, employee benefits administration, time and labor management, applicant tracking and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of the business and have them integrated through one HCM solution.
Mid-market clients also have the option to select from a number of á la carte payroll and human resource ancillary services and can opt for our comprehensive human resource and payroll outsourcing solutions, Paychex HR Services. This flexibility allows our clients to define the solution that best meets their particular needs.
Description of Services
Payroll processing: For both our small-business and mid-market clients, payroll processing is the backbone of our portfolio of HCM services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of payroll tax returns; and collection and remittance of clients’ payroll obligations. Along with payroll processing, clients can also select from the following payroll-related ancillary services:

•
Payroll tax administration services:   Our payroll tax administration services provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes, and we are subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes.

•
Employee payment services:    Our employee payment services provide an employer with the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For each of the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our Readychex service provides a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

•
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

Human Resource Services: We offer complementary services for outsourcing of various human resource functions to our payroll clients. In addition, some of these services can be provided to clients who do not opt for payroll processing. Our complementary services are categorized as follows:

•
Paychex HR Services:    We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Services offering is available through Paychex HR Solutions, an administrative services organization (“ASO”), or Paychex PEO. Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, provide health care coverage to PEO employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, Inc. The integration of the sales and service models of the ASO and PEO under Paychex HR Services has reduced redundancies and created more flexible options for business owners to find the solution that best meets their needs. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics. As of May 31, 2015, Paychex HR Services was utilized by 31,000 clients with approximately 858,000 client worksite employees.

•
Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include financial advisors. As of May 31, 2015, retirement services covered approximately 70,000 plans and the asset value of participants' funds externally managed totaled approximately $23.5 billion.

•
Insurance services:    Our licensed insurance agency, PIA , provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

We also offer new comprehensive solutions to help employers and employees with certain mandates under U.S. health care reform legislation. Our Paychex Employer Shared Responsibility(“ESR”) Service is aimed at helping clients: 1) determine if the ESR provision applies to them; 2) provide ongoing ESR analysis and monitoring, along with automatic alerts, of their employees and hours worked; 3) evaluate if their health care offering meets the minimum coverage requirement; and 4) prepare end-of-year reporting.
PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions. A section on this website is designed to provide answers, information, and solutions that employers can use to prepare for and take action to comply with health care reform.

•
Online HR administration services:    We offer online human resource administration software products for employee benefits management and administration, time and attendance solutions, and recruiting. Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and human resource compliance and reporting. Our BeneTrac service manages the employee-benefit enrollment process. Our time and attendance products, including our Stratustime® software acquired in June 2014, help minimize the time spent compiling time sheet information. They allow the employer to handle multiple payroll scenarios, improving productivity, accuracy, and reliability in the payroll process. Our expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process. The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and onboarding process for companies of all sizes.

•
Other human resource services and products:    We offer the outsourcing of plan administration under section 125 of the Internal Revenue Code, allowing employees to use pre-tax dollars to pay for certain health insurance benefits and health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services. We offer state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other HRS products include employee handbooks, management manuals, and personnel and required regulatory forms. These products are designed to simplify clients’ office processes and enhance their employee benefits programs.

Accounting and Financial Services: We offer various accounting and financial services to small- to medium-sized businesses. These services are in their infancy, but offer additional value-added benefits for small-business owners. These services include a cloud-based accounting service, payment processing services, payment distribution services, an a small-business loan resource center.
Sales and Marketing
We market and sell our services primarily through our direct sales force based in the metropolitan markets we serve. Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of services. Within payroll we differentiate the markets we serve between small-business and mid-market companies. Within retirement services we have a dedicated, wholesale sales force focused solely on enhancing our relationships with financial advisors. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. We utilize a virtual sales force to service geographical areas where we may not have a local presence or for products for which we do not have a local sales force. We sell HRS products to both new clients and our existing client base.
In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Approximately 50% of our new core payroll clients (excluding business acquisitions) come from these referral sources. Our dedicated business development group drives sales through banking, national association, and franchise channels.
We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. More than half of the CPA firms in the U.S. are enrolled and actively participating in the Paychex Partner Program from AICPA Business Solutions. Our current partnership agreement with the AICPA is in place through September 2016. We also enhanced our relationships with CPAs by partnering with various state CPA society organizations.
Our website, which is available at www.paychex.com, includes online payroll sales presentations and service and product information. It also serves as a cost-efficient tool that serves as a source of leads and new sales, while complementing the efforts of our direct sales force. This online tool allows us to market to clients and prospective clients in other geographical areas where we do not have a direct sales presence. In addition, our insurance services website, which is available at www.paychexinsurance.com, provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.
Advantage Payroll Services Inc. (“Advantage”), a wholly owned subsidiary of Paychex, Inc., has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage Payroll Services® and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. The marketing and selling by the Associates is conducted under their own logos.

Paychex also builds on its reputation as an expert in the payroll and human resources industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impacts of regulatory change. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. Our Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. The BuildMyBiz® website, which is available at www.BuildMyBiz.com, provides tools and resources for starting, growing, and managing a business.
A section of both the Paychex website, www.paychex.com, and our insurance services website, www.paychexinsurance.com, is designated to the topic of health care reform to provide answers, information, and solutions that employers need to prepare for and take action relating to the Patient Protection and Affordable Care Act of 2010 (“PPACA”) and the Health Care and Education Reconciliation Act of 2010, together with the PPACA, the (“Act”). Paychex is positioned to assist our clients and their employees as they navigate the complexity of this legislation.
Markets and Competition
We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Our internal database source indicates that there are approximately 10 million addressable businesses in the geographic markets that we currently serve within the U.S. Of those businesses, greater than 99% have fewer than 100 employees and comprise our primary customers and target market. The average client size within our existing client base is approximately 17 employees. We believe that there is opportunity for us in the HCM market as the demand is moving down-market to smaller businesses.
We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany. Revenue from operations in Germany and long-lived assets in Germany are not material. We also have a joint-venture arrangement to provide payroll and human resource services in Brazil. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the fiscal year ended May 31, 2015 (“fiscal 2015”), client retention reached record levels, rising to over 82% of our beginning of the year client base. No single client has a material impact on total service revenue or results of operations.
The market for payroll processing and human resource services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, regional, local, and online service providers, all of which we believe have significantly fewer clients than us. In addition to traditional payroll processing and human resource service providers, we compete with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. HRS products also compete with a variety of providers of human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.
Competition in the payroll processing and human resource services industry is primarily based on service responsiveness, product quality and reputation, including ease of use and accessibility of technology, breadth of service and product offerings, and price. We believe we are competitive in each of these areas. We believe that our excellent customer service, together with our leading-edge technology and mobility applications, distinguishes us from our competitors.
Software Maintenance and Development
The ever-changing mandates of federal, state, and local tax and regulatory agencies require us to regularly update our proprietary software to provide payroll and human resource services to our clients. We are continually engaged in developing enhancements to and the maintenance of our various software platforms to meet the changing requirements of our clients and the marketplace. We continue to enhance our SaaS solutions and mobility applications to offer our users an integrated and unified experience. Continued enhancement of the client and client employee experience is important to our future success.
Employees
As of May 31, 2015, we employed approximately 13,000 people. None of our employees were covered by collective bargaining agreements.

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
Available Information
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
Our corporate website, www.paychex.com, provides materials for investments and information about our services. Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2015 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

As a service provider, we have a responsibility to our clients to help them understand their increased obligations under the federal and state regulations facing employers under the Act. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base. There is no guarantee that solutions we have developed to help clients navigate health care legislation will continue to be readily accepted by clients, which could have a material adverse impact on our insurance services business. Insurance services revenue is at risk for lower commission revenue from underwriters if clients move away from traditional insurance policies utilized in the past or as a result of pressure on commission rates, driven by restrictions on insurers as to use of premiums. Refer to the discussion on the next page regarding changes in health insurance and workers' compensation insurance rates and underlying claim trends for discussion of health care reform as it impacts our PEO.
We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services:    To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our clients’ requirements. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.
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
We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends:    Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claim experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claim activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.
Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance:    We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact interest income.
We may be adversely impacted by volatility in the financial and economic environment:    During periods of weak economic conditions, employment levels tend to decrease and interest rates may become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit. The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. Historically, we have rarely borrowed against available credit arrangements to meet liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations and financial condition.
Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which could have a material adverse effect on our business and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We owned and leased the following properties as of May 31, 2015:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	65,000
Total owned facilities	786,000

Leased facilities:
Rochester, New York	189,000
Other U.S. locations	2,032,000
International locations	28,000
Total leased facilities	2,249,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and house our regional, branch, and sales offices and data processing centers. These locations are concentrated in metropolitan areas. Our international locations are primarily in Germany and house our German branch and sales locations. We believe that adequate, suitable lease space will continue to be available to meet our needs.

Item 3.	Legal Proceedings
We are subject to various claims and legal matters that arise in the normal course of our business. These include disputes or potential disputes related to breach of contract, tort, breach of fiduciary duty, employment-related claims, tax claims, and other matters.
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
As of June 30, 2015, there were 13,351 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 6,948 participants in the Paychex, Inc. Employee Stock Purchase Plan and 5,043 participants in the Paychex, Inc. Employee Stock Ownership Plan.
The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2015 and the fiscal year ended May 31, 2014 (“fiscal 2014”) are as follows:

	Fiscal 2015			Fiscal 2014
	Sales prices		Cash dividends declared per share	Sales prices		Cash dividends declared per share
	High	Low		High	Low
First quarter	$42.66	$40.10	$0.38	$40.84	$35.75	$0.35
Second quarter	$48.20	$41.59	$0.38	$44.01	$36.80	$0.35
Third quarter	$50.19	$44.52	$0.38	$45.95	$39.86	$0.35
Fourth quarter	$51.72	$48.00	$0.38	$43.56	$39.80	$0.35
The closing price of our common stock as of May 29, 2015, as reported on the NASDAQ Global Select Market, was $49.41 per share.
In May 2014, the Board approved a program to repurchase up to $350 million of its common stock with authorization expiring on May 31, 2017. Shares of stock repurchased during the three months ended May 31, 2015 were purchased pursuant to the program and were retired.
The following table provides information relating to our repurchase of common stock during the three months ended May 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
March 1, 2015 - March 31, 2015	—	$—	$279,566,285
April 1, 2015 - April 30, 2015	1,718,724	$49.18	$195,038,017
May 1, 2015 - May 31, 2015	560,458	$48.95	$167,604,108
Total for the period	2,279,182	$49.12	$167,604,108
The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2010, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed on the following page).

May 31,	2010	2011	2012	2013	2014	2015
Paychex	$100.00	$118.03	$114.27	$147.67	$168.69	$209.61
S&P 500	$100.00	$125.95	$125.43	$159.64	$192.28	$214.98
Peer Group	$100.00	$135.03	$127.75	$169.40	$210.42	$271.24
There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.
Our Peer Group is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Broadridge Financial Solutions, Inc.
Fiserv, Inc.	Robert Half International Inc.
The Western Union Company	Intuit Inc.
Total Systems Services, Inc.	Iron Mountain Incorporated
Global Payments Inc.	Moody’s Corporation
The Brink’s Company	H&R Block, Inc.
DST System, Inc.	TD AMERITRADE Holding Corporation
The Dun & Bradstreet Corporation

Item 6.	Selected Financial Data

In millions, except per share amounts Year ended May 31,	2015	2014 (1)	2013 (2)	2012	2011
Service revenue	$2,697.5	$2,478.2	$2,285.2	$2,186.2	$2,036.2
Interest on funds held for clients	42.1	40.7	41.0	43.6	48.1
Total revenue	$2,739.6	$2,518.9	$2,326.2	$2,229.8	$2,084.3
Operating income	$1,053.6	$982.7	$904.8	$853.9	$786.4
Net income	$674.9	$627.5	$569.0	$548.0	$515.3
Diluted earnings per share	$1.85	$1.71	$1.56	$1.51	$1.42
Cash dividends per common share	$1.52	$1.40	$1.31	$1.27	$1.24
Purchases of property and equipment	$102.8	$84.1	$98.7	$89.6	$100.5
Cash and total corporate investments	$936.4	$936.8	$874.6	$790.0	$671.3
Total assets	$6,482.5	$6,370.1	$6,163.7	$6,479.6	$5,393.8
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,785.5	$1,777.0	$1,773.7	$1,604.5	$1,496.2
Return on stockholders’ equity	36%	35%	34%	34%	35%

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2015 (“fiscal 2015”), May 31, 2014 (“fiscal 2014”), and May 31, 2013 (“fiscal 2013”), and our financial condition as of May 31, 2015. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.
Overview
We are a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses. We offer a comprehensive portfolio of human capital management (“HCM”) services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll processing services, the foundation of our service model, include:

•	payroll processing;

•	payroll tax administration services;

•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).

We support small-business companies through our core payroll, utilizing our robust Paychex FlexSM platform, and our software-as-a-service (“SaaS”) SurePayroll® products. Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions tied together by the Paychex Flex platform, or through our traditional mid-market platform. Our SaaS solution through Paychex Flex Enterprise integrates payroll processing with human resource management, employee benefits administration, time and labor management, and applicant tracking and onboarding solutions.
We offer a suite of complementary Human Resource Services (“HRS”) products including:

•
comprehensive human resource outsourcing through Paychex HR Services, under which we offer Paychex HR Solutions, our administrative services organization (“ASO”), and Paychex PEO, our professional employer organization (“PEO”);

•	retirement services administration;

•	insurance services;

•	online HR administration services, including time and attendance, benefit enrollment, recruiting and onboarding; and

•	other human resource services and products.

Our mission is to be the leading provider of payroll, human resource, and employee benefits services for small- and mid-sized companies by being an essential partner with America's businesses. We believe success in this mission will lead to strong long-term financial performance. Our strategy focuses on flexible, convenient service; industry-leading, integrated technology; solid sales execution; providing a comprehensive suite of value-added HCM services; continued service penetration; and engaging in strategic acquisitions.
We continue to drive growth in clients, revenue, and profits. We are managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.
Our financial results for fiscal 2015 reflected sustained growth in our business. Payroll service revenue continued to experience steady growth of 4% for fiscal 2015 as compared with fiscal 2014, driven by growth in revenue per check and clients. We achieved a milestone of $1 billion of HRS revenue for fiscal 2015, as strong demand for our comprehensive human resource outsourcing solutions drove double-digit growth. Our sales execution was strong as we achieved significant growth in new annualized revenue. For the third year in a row, we achieved record levels of client retention, ending fiscal 2015 in excess of 82% of the beginning of the year client base.
Our financial results continue to be impacted by the interest rate environment as interest rates available on high-quality financial instruments remain low, but steady. The Federal Funds rate has been at a range of zero to 0.25% since December 2008. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for fiscal years 2015, 2014, and 2013.
Highlights of our financial results for fiscal 2015, compared to fiscal 2014, are as follows:

•	Total service revenue increased 9% to $2.7 billion.

◦	Payroll service revenue increased 4% to $1.7 billion.

◦	HRS revenue increased 18% to $1.0 billion.

•	Interest on funds held for clients increased 3% to $42.1 million.

•	Total revenue increased 9% to $2.7 billion.

•	Operating income increased 7% to $1.1 billion.

•	Net income and diluted earnings per share each increased 8% to $674.9 million and $1.85 per share, respectively.

•	Dividends of $551.8 million were paid to stockholders, representing 82% of net income.

Business Outlook
Our client base totaled approximately 590,000 clients as of May 31, 2015, compared to approximately 580,000 clients as of May 31, 2014, and approximately 570,000 clients as of May 31, 2013. Our client base increased approximately 2% for fiscal 2015 and fiscal 2014, up from growth of approximately 1% for fiscal 2013.
For fiscal 2015, payroll services client retention was at a record level in excess of 82% of our beginning of the year client base. Our client satisfaction results remained high, which we believe is a result of our focus on providing innovative technology solutions and outstanding personal service to our clients to maximize client retention.
While HRS provides services to employers and employees beyond payroll, they effectively leverage payroll processing data and, therefore, are beneficial to our operating margin. Our online HR administration services are often included as part of the SaaS solutions for mid-market clients. The following table illustrates the growth in selected HRS service offerings:

	Balance at May 31, 2015	Growth rates for fiscal year
		2015	2014	2013
Paychex HR Services client worksite employees	858,000	12%	14%	9%
Paychex HR Services clients	31,000	11%	13%	10%
Health and benefits services applicants	142,000	6%	3%	8%
Retirement services plans	70,000	6%	5%	4%
We continue to position ourselves to capitalize on the opportunities arising from the shift to SaaS solutions as we increase our investment in product development relating to our SaaS capabilities and mobile applications. In fiscal 2015, we broadened our portfolio of value-added services, offering the following new or upgraded payroll and human resource services:

•
We introduced Paychex Flex, a solution that includes our leading-edge, cloud-based platform and mobility applications, with a multi-tiered service offering, which streamlines workforce management through innovative technology and flexible choice of service. This provides a unique blend of both service and software that we believe differentiates us from our competitors. The comprehensive, cloud-based Paychex Flex platform offers powerful capabilities in a simple user experience that is adaptive to the needs of users across the HCM spectrum – recruiters and recruits, HR and payroll stakeholders, benefits administrators, employees, contractors, financial advisors, and accounting partners. All Paychex services, including payroll, time and attendance, HR, benefits, training, and performance management, are accessible on a single cloud-based platform with Paychex Single Sign-On. The mobile apps within Paychex Flex give employers access to the fullest set of employee data available on-the-go, in addition to plan-level views of retirement, health, and benefit accounts. Likewise, employees receive visibility into a wide set of personal and benefits data and functionality, including the industry’s broadest set of retirement self-service features.

•
We also expanded our mobile applications by introducing mobile applications for our Paychex Accounting Online® services, time and attendance, and our expense management solution. The Paychex Accounting Online mobile application allows users to access their Paychex Accounting Online account from their iPad®, iPhone®, and iPod Touch® in order to keep track of their business finances anywhere and anytime. Paychex Time provides a mobile time punch app that offers the quickest mobile punch possible. The mobile interface for expense management provides clients and their employees with anytime, anywhere accessibility to view, review, and analyze expense reports, upload receipt images, and check on the status of an expense report.

•
We acquired nettime solutions, LLC, a leading cloud-based time and attendance solutions provider. This small- business acquisition pairs Paychex’s exceptional customer service with the SaaS time and attendance technology of a market leader.

•
We released the newest version of our applicant tracking system, myStaffingPro®, which has expanded mobility and new features. These new features are designed to enhance the candidate experience by reducing data entry, improving completion rates, and providing the ability to create candidate differentiators. The improved candidate experience helps our clients increase their applicant pools and they can also utilize enhanced tools to screen applicants.

•
Our full-service Paychex Employer Shared Responsibility (“ESR”) services are experiencing strong market acceptance. The Affordable Care Act (“ACA”) sets forth specific coverage and reporting requirements that employers must meet. Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work.

We continue to strengthen our position as an expert in our industry by serving as a source of education and information to clients, small businesses, and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance Agency, Inc. website, www.paychexinsurance.com, helps small-business owners navigate the area of insurance coverage. Both this website and www.paychex.com have sections dedicated to the topic of health care reform.
Financial position and liquidity
Our financial position as of May 31, 2015 remained strong with cash and total corporate investments of $936.4 million and no debt. Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a United States (“U.S.”) government escrow, and essential services revenue bonds. During fiscal 2015, our primary short-term investment vehicles were high quality variable rate demand notes (“VRDNs”) and bank demand deposit accounts.
A substantial portion of our portfolio is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is our ongoing operations. Cash flow from operations was $895.2 million for fiscal 2015. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows in fiscal 2015 allowed us to support our business growth and to pay substantial dividends to our stockholders. During fiscal 2015, dividends paid to stockholders were 82% of net income. It is anticipated that cash and total corporate investments as of May 31, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for fiscal years 2015, 2014, and 2013, and our financial position as of May 31, 2015, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.
Outlook
Our outlook for the fiscal year ending May 31, 2016 (“fiscal 2016”) is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected fiscal 2016 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check. Our anticipated HRS revenue growth for fiscal 2016 reflects the impact of the minimum premium plan offering within our PEO being in place for a full year in fiscal 2015.
Our fiscal 2016 guidance is as follows:

	Low		High
Payroll service revenue	4%	—	5%
HRS revenue	10%	—	13%
Total service revenue	7%	—	8%
Net income	8%	—	9%
Operating income, net of certain items, as a percent of total service revenue, is expected to be approximately 38% for fiscal 2016. The effective income tax rate for fiscal 2016 is expected to be consistent with that experienced in fiscal 2015.
Interest on funds held for clients for fiscal 2016 is expected to be relatively flat. The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.0% for fiscal 2016. As of May 31, 2015, the long-term investment portfolio had an average yield-to-maturity of 1.6% and an average duration of 3.2 years.
Purchases of property and equipment for fiscal 2016 are expected to be in the range of $110 million to $120 million. This includes costs for internally developed software as we continue to invest in our service supporting technology. Fiscal 2016 depreciation expense is projected to be in the range of $95 million to $105 million, and we project amortization of intangible assets for fiscal 2016 to be in the range of $10 million to $15 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2015	Change	2014	Change	2013
Revenue:
Payroll service revenue	$1,656.8	4%	$1,599.3	4%	$1,539.2
HRS revenue	1,040.7	18%	878.9	18%	746.0
Total service revenue	2,697.5	9%	2,478.2	8%	2,285.2
Interest on funds held for clients	42.1	3%	40.7	(1)%	41.0
Total revenue	2,739.6	9%	2,518.9	8%	2,326.2
Combined operating and SG&A expenses	1,686.0	10%	1,536.2	8%	1,421.4
Operating income	1,053.6	7%	982.7	9%	904.8
Investment income, net	6.4	17%	5.4	(18)%	6.6
Income before income taxes	1,060.0	7%	988.1	8%	911.4
Income taxes	385.1	7%	360.6	5%	342.4
Effective income tax rate	36.3%		36.5%		37.6%
Net income	674.9	8%	$627.5	10%	$569.0
Diluted earnings per share	$1.85	8%	$1.71	10%	$1.56

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2015, we had no exposure to high-risk or illiquid investments and had insignificant exposure to European investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2015	2014	2013
Average investment balances:
Funds held for clients	$4,080.0	$3,968.7	$3,811.9
Corporate investments	1,011.5	973.8	834.7
Total	$5,091.5	$4,942.5	$4,646.6

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.0%	1.0%	1.1%
Corporate investments	0.7%	0.7%	0.8%
Combined funds held for clients and corporate investments	1.0%	1.0%	1.0%

Total net realized gains	$0.3	$0.6	$0.9

$ in millions As of May 31,	2015	2014	2013
Net unrealized gains on available-for-sale securities(1)	$13.6	$34.5	$34.7
Federal Funds rate(2)	0.25%	0.25%	0.25%
Total fair value of available-for-sale securities	$3,595.6	$3,391.4	$3,691.4
Weighted-average duration of available-for-sale securities in years(3)	3.2	3.0	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.6%	1.6%	1.8%

(1)	The net unrealized gain on our investment portfolios was approximately $20.9 million as of July 16, 2015.

(2)	The Federal Funds rate was a range of zero to 0.25% as of May 31, 2015, 2014, and 2013.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:  Payroll service revenue was $1.7 billion for fiscal 2015 and $1.6 billion for fiscal 2014, reflecting growth of 4% compared to each of the respective prior fiscal year periods. Both fiscal 2015 and fiscal 2014 benefited from increases in revenue per check and clients. In addition, fiscal 2014 revenue benefited from an increase in checks per payroll. Growth in checks per payroll was flat for fiscal 2015. Revenue per check was positively impacted by price increases and increased product penetration, partially offset by discounting during the fiscal year.
For fiscal 2015 and fiscal 2014, our total payroll client base growth was approximately 2%. Client retention reached record levels for both years and was in excess of 82% of the beginning of the year client base for fiscal 2015 and was approximately 82% of the beginning of the year client base for fiscal 2014.
Human Resource Services revenue:  HRS revenue was $1.0 billion for fiscal 2015 and $878.9 million for fiscal 2014, reflecting growth of 18% compared to each of the respective prior fiscal year periods. This growth was positively impacted by the minimum premium plan health insurance offering for our PEO clients and their employees, which was introduced in the second half of fiscal 2014. This product offering contributed six percentage points of the fiscal 2015 growth in HRS revenue compared to three percentage points for fiscal 2014.
For both fiscal 2015 and fiscal 2014, the growth in HRS revenue was attributable to client base growth, as reflected in the table below. The most significant of these contributors are as follows:

•
Paychex HR Services revenue, our largest HRS revenue stream at slightly less than one-half of HRS revenue for fiscal 2015, was positively impacted by an 11% growth in clients and a 12% growth in client worksite employees. For fiscal 2014, Paychex HR Services revenue benefited from a 13% increase in clients and a 14% increase in client worksite employees. During both fiscal 2015 and fiscal 2014, the PEO experienced strong demand contributing to the increase in the growth rate for Paychex HR Services revenue.

•
Retirement services revenue is our second largest HRS revenue stream. Retirement services revenue for fiscal 2015 benefited from pricing, along with a 6% growth in the number of plans served and 7% growth in the average asset value of retirement services participants' funds. Retirement services revenue for fiscal 2014 reflected a 5% increase in the number of plans served, price increases, and a 13% increase in the asset value of retirement services participant's funds. The asset fee revenue earned on the value of participants' funds for fiscal 2014 was partially offset by the impact from a shift in the mix of assets within these funds to investments that earn lower fees from external managers.

•
Insurance services revenue growth for both fiscal 2015 and fiscal 2014 reflected increases in premiums and clients for workers' compensation insurance services and in the number of health and benefits applicants. In fiscal 2015, insurance services revenue benefited from the introduction of our full service product aimed at assisting clients with health care reform requirements, which has gained market acceptance.

•
Our online HR administration products, including time and attendance and human resource management, contributed to growth through strong sales of our SaaS solutions. Time and attendance solutions benefited from a small-business acquisition in fiscal 2015.

HRS product key statistics are as follows:

$ in billions As of May 31,	2015	Change	2014	Change	2013
Paychex HR Services client worksite employees	858,000	12%	766,000	14%	672,000
Paychex HR Services clients	31,000	11%	28,000	13%	25,000
Health and benefits services applicants	142,000	6%	134,000	3%	131,000
Retirement services plans	70,000	6%	66,000	5%	62,000
Asset value of retirement services participants’ funds	$23.5	7%	$21.9	13%	$19.3
Total service revenue:  Total service revenue increased 9% for fiscal 2015 and 8% for fiscal 2014, attributable to the factors previously discussed.

Interest on funds held for clients:  Interest on funds held for clients increased 3% for fiscal 2015 after decreasing 1% for fiscal 2014. For fiscal 2015, the increase was primarily due to an increase in average investment balances, while average interest rates earned were flat. For fiscal 2014, the decline was the result of lower average interest rates earned, partially offset by an increase in average investment balances. The lower average interest rates earned in fiscal 2014 were the result of lower yields on high quality financial instruments.
Average investment balances for funds held for clients increased 3% for fiscal 2015 and 4% for fiscal 2014. The increase in average investment balances for fiscal 2015 was mainly driven by increases in client base and wage inflation. The increase for fiscal 2014 was largely due to the expiration of certain payroll tax cuts on December 31, 2012, which resulted in higher employee social security withholdings, along with increases in checks per payroll and client base and wage inflation.
Refer to the “Market Risk Factors” section, contained in Item 7A of this Form 10-K, for more information on changing interest rates.
Combined operating and SG&A expenses:  The following table summarizes total combined operating and SG&A expenses for fiscal years:

In millions	2015	Change	2014	Change	2013
Compensation-related expenses	$1,096.8	9%	$1,003.9	5%	$955.8
Depreciation and amortization	106.6	2%	105.0	7%	98.2
Other expenses	482.6	13%	427.3	16%	367.4
Total expenses	$1,686.0	10%	$1,536.2	8%	$1,421.4
Total expenses increased 10% for fiscal 2015 and 8% for fiscal 2014. Both fiscal 2015 and fiscal 2014 were impacted by costs relating to the new minimum premium plan health insurance offering within our PEO, which contributed three percentage points of the increase in total expenses for fiscal 2015 and two percentage points for fiscal 2014.
The increases in total expenses were driven largely by growth in compensation-related expenses. For fiscal 2015, compensation-related expenses increased due to higher sales headcount and variable costs resulting from strong sales execution, along with higher employee-benefit-related costs, primarily medical expenses. For fiscal 2014, compensation-related expenses increased due to higher wages and performance-based compensation costs. The increase in wages was largely related to investments in product development and supporting technology, as well as sales force investment initiatives that began in fiscal 2013. As of May 31, 2015, we had approximately 13,000 employees, compared with 12,700 employees as of May 31, 2014.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Increases in depreciation expense were due to capital expenditures as we invested in technology and continued to grow our business. The higher growth rate for fiscal 2014 was related to additional internally developed software related to our leading-edge, cloud-based platform that was placed in service during the year. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.
Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expenses increased due to costs relating to the new minimum premium plan health care offering in the PEO. In addition, continued investment in product development and supporting technology impacted other expense growth for both fiscal 2015 and fiscal 2014.
Operating income:  Operating income increased 7% for fiscal 2015 and 9% for fiscal 2014. The fluctuations in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, is as follows for fiscal years:

In millions	2015	Change	2014	Change	2013
Operating income	$1,053.6	7%	$982.7	9%	$904.8
Excluding: Interest on funds held for clients	(42.1)	3%	(40.7)	(1)%	(41.0)
Operating income, net of certain items (1)	$1,011.5	7%	$942.0	9%	$863.8

(1) Operating income, net of certain items is a non-GAAP measure. Refer to further discussion under "Non-GAAP Financial Measure" discussion that follows.

Operating income, net of certain items, as a percentage of service revenue was approximately 38% for each of the fiscal years 2015, 2014, and 2013. Operating income, net of certain items, for fiscal 2015 and fiscal 2014 was impacted by the growth in the minimum premium plan within the PEO. This product offering is a lower-margin product.

Non-GAAP Financial Measure: In addition to reporting operating income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present operating income, net of certain items, which is a non-GAAP measure. We believe operating income, net of certain items, is an appropriate additional measure, as it is an indicator of our core business operations performance period over period. It is also the basis of the measure used internally for establishing the following year’s targets and measuring management’s performance in connection with certain performance-based compensation payments and awards. Operating income, net of certain items, excludes interest on funds held for clients. Interest on funds held for clients is an adjustment to operating income due to the volatility of interest rates, which are not within the control of management. Operating income, net of certain items, is not calculated through the application of GAAP and is not the required form of disclosure by the Securities and Exchange Commission (“SEC”). As such, it should not be considered as a substitute for the GAAP measure of operating income and, therefore, should not be used in isolation, but in conjunction with the GAAP measure. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.
Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, increased 17% for fiscal 2015 as the result of an increase in average investment balances, while interest rates earned remained relatively flat. Investment income decreased 18% for fiscal 2014 as a result of lower average interest rates earned on investments, partially offset by an increase in average investment balances. Average investment balances increased 4% for fiscal 2015 and 17% for fiscal 2014. The increases were the result of investment of cash generated from operations. The lower rate of growth in average investment balances for fiscal 2015 is the result of cash outflows for stock repurchases in fiscal 2015 and the later half of fiscal 2014.
Income taxes:  Our effective income tax rate was 36.3% for fiscal 2015 compared to 36.5% for fiscal 2014 and 37.6% for fiscal 2013. The higher effective tax rate for fiscal 2013 was the result of the settlement of a state income tax matter. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on income taxes.
Net income and earnings per share:  Net income increased 8% to $674.9 million for fiscal 2015 and 10% to $627.5 million for fiscal 2014. Diluted earnings per share increased 8% to $1.85 per share for fiscal 2015 and 10% to $1.71 per share for fiscal 2014. These fluctuations were attributable to the factors previously discussed. The growth rates for fiscal 2014 were impacted by the settlement of a state income tax matter, which reduced diluted earnings per share by approximately $0.04 per share for fiscal 2013.
Liquidity and Capital Resources
Our financial position as of May 31, 2015 remained strong with cash and total corporate investments of $936.4 million and no debt. We believe that our investments as of May 31, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.
Commitments and Contractual Obligations
Lines of credit:  As of May 31, 2015, we had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2015 or as of May 31, 2015.
Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed below.
Credit facility: In June 2013, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $750 million to meet short-term funding requirements. In July 2014, supplemental agreements were executed increasing the maximum borrowing capacity under the facility from $500 million to $750 million. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.
There were no amounts outstanding under this credit facility as of May 31, 2015. During fiscal 2015, we borrowed against this facility, for one day each, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$100.0	3.25%
Second quarter	$150.0	3.25%
Third quarter	$—	—
Fourth quarter	$—	—
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit:  As of May 31, 2015, we had irrevocable standby letters of credit outstanding totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2015 and April 2016, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2015 or as of May 31, 2015. Subsequent to May 31, 2015, the letter of credit expiring in July 2015 was renewed through July 2016.
Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2015. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2015:

	Payments due by period
In millions	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases(1)	$127.7	$37.5	$54.3	$27.4	$8.5
Purchase obligations(2)	104.8	71.2	31.2	2.2	0.2
Total	$232.5	$108.7	$85.5	$29.6	$8.7

(1)	Operating leases are primarily for office space and equipment used in our branch operations.

(2)
Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $9.5 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $29.1 million as of May 31, 2015. Refer to Note I of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.
Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $62.4 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.
Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage Payroll Services® and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2015, 2014, and 2013 was $15.1 million, $14.4 million, and $12.6 million, respectively.
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
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2015.
Operating Cash Flow Activities

	Year ended May 31,
In millions	2015	2014	2013
Net income	$674.9	$627.5	$569.0
Non-cash adjustments to net income	211.4	198.6	183.3
Cash provided by/(used in) changes in operating assets and liabilities	8.9	54.8	(77.0)
Net cash provided by operating activities	$895.2	$880.9	$675.3
The increase in our operating cash flows for fiscal 2015 compared to fiscal 2014 is primarily the result of higher net income, adjusted for non-cash items, partially offset by the impact of fluctuations in our operating assets and liabilities. The increase in our operating cash flows for fiscal 2014 compared to fiscal 2013 was primarily the result of higher net income, adjusted for non-cash items, along with the positive impact from fluctuations in operating assets and liabilities. Non-cash adjustments to net income increased for both fiscal 2015 and fiscal 2014, compared to the respective prior year periods, largely due to higher amortization of premiums on available-for-sale securities as the Company has increased its holdings of longer-duration investments, and higher stock-based compensation costs. The fluctuations in our operating assets and liabilities between periods were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities. Income taxes contributed significantly to the fluctuations as a result of a higher prepaid income tax position as of May 31, 2013 that arose from the federal benefit on the settlement of a state tax matter during fiscal 2013.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2015	2014	2013
Net change in funds held for clients and corporate investment activities	$(151.8)	$(211.4)	$306.8
Purchases of property and equipment	(102.8)	(84.1)	(98.7)
Acquisition of businesses, net of cash acquired	(27.1)	(9.3)	(21.3)
Purchases of other assets	(3.3)	(11.3)	(5.1)
Net cash (used in)/provided by investing activities	$(285.0)	$(316.1)	$181.7
Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K.
Fluctuations in the net change in funds held for clients and corporate investment activities are largely due to timing within the client funds portfolio. For fiscal 2015 compared to fiscal 2014, there was not a significant fluctuation due to timing of the day of the week for fiscal year-end. The net cash outflow position for both fiscal 2015 and fiscal 2014 is related to more purchases of short-term and available-for-sale securities resulting from higher average collections from clients. For fiscal 2014 compared to fiscal 2013, there was a significant timing impact. There was a large cash outflow on Friday, May 31, 2013 that required the liquidation of funds held in the funds held for clients portfolio. This resulted in positive cash flow from investing activities for fiscal 2013. See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations. Our net cash inflow from funds held for clients and corporate investment activities for fiscal 2013 was partially offset by higher purchases than sales of VRDN securities during the year.
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
Other investing activities:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2015, 2014, and 2013, we purchased approximately $6.9 million, $4.7 million, and $6.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).
During fiscal years 2015, 2014, and 2013, we paid, net of cash acquired, $27.1 million, $9.3 million, and $21.3 million, respectively, for immaterial business acquisitions.
Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2015	2014	2013
Net change in client fund obligations	$93.0	$127.4	$(454.6)
Dividends paid	(551.8)	(510.6)	(476.7)
Repurchases of common shares	(182.4)	(249.7)	—
Equity activity related to stock-based awards	48.5	113.3	72.8
Net cash used in financing activities	$(592.7)	$(519.6)	$(858.5)
Cash dividends per common share	$1.52	$1.40	$1.31
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

Fluctuations in net change in client fund obligations for the years presented are primarily the result of timing of collections and remittances and overall trends in client fund balances. May 31, 2015 fell on a Sunday, May 31, 2014 fell on a Saturday, and May 31, 2013 fell on a Friday. Friday is a large cash outflow day for direct deposit funds, partially offset by tax payment funds collected on that day. This impact was consistent and did not impact the net cash flow position for client funds obligations reflected in fiscal 2015 or fiscal 2014. The net cash inflow position in those years is the result of growth in average client funds held. The slight decrease in net cash inflows for fiscal 2015 was the result of lower cash collections for state unemployment insurance with many states lowering their rates early in calendar 2015.
Timing did have an impact for fiscal 2013, resulting in a net cash outflow position. May 31, 2012 was a Thursday, a large cash collection day for direct deposit funds, so we had higher client funds on hand at that date. As May 31, 2013 was a Friday and a cash outflow day for direct deposit, client funds on hand were lower. As a result, there was a net cash outflow over the period in fiscal 2013.
Dividends paid:  In July 2014, the Board increased our quarterly dividend to stockholders by 9% to $0.38 per share from $0.35 per share. In July 2013, the Board increased our quarterly dividend to stockholders by 6% to $0.35 per share from $0.33 per share. The dividends paid as a percentage of net income totaled 82%, 81%, and 84% for fiscal years 2015, 2014, and 2013, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.
Repurchases of common shares: In May 2014, the Board approved a program to repurchase up to $350 million of Paychex common stock, with authorization expiring in May 2017. During fiscal 2015, we repurchased 3.9 million shares for a total of $182.4 million. In fiscal 2014, we repurchased 6.2 million shares for a total of $249.7 million under a previously authorized program to purchase up to $350 million of Paychex common stock, with authorization for that program expiring in May 2014.
Equity activity related to stock-based awards:  The decrease in activity related to stock-based awards for fiscal 2015 compared to fiscal 2014 was largely driven by a decrease in proceeds from the exercise of stock options. The increase in activity for stock-based awards for fiscal 2014 compared to fiscal 2013 was driven by an increase in proceeds from the exercise of stock options. Common shares acquired through the exercise of stock options were 1.6 million shares, 3.4 million shares, and 2.4 million shares for fiscal years 2015, 2014, and 2013, respectively. Refer to Note D of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on our stock-based compensation plans.
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
Revenue recognition:  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of our service offerings, we receive advance payments for set-up fees from our clients. We defer revenue associated with these advance payments and the related costs, recognizing the revenue and related expenses over the expected life of clients.
PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which include wages, taxes, and certain benefit premiums. In fiscal 2014, with the addition of a new health care offering within the PEO, direct costs related to certain benefit plans where the Company retains risk were classified as operating expenses rather than as a reduction in service revenue.
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
PEO insurance reserves:  As part of the PEO service, we offer workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the workers' compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
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
Goodwill and other intangible assets:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We have the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Our business is largely homogeneous and, as a result, goodwill is associated with one reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. Based on the results of our reviews, no impairment loss was recognized in the results of operations for fiscal years 2015, 2014, or 2013. Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.
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
Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of non-qualified stock options are exercised or stock awards vest, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficiency in tax benefits that fall short of the related deferred tax asset related to stock-based awards.
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
During fiscal 2015, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or illiquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During fiscal 2015, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0%, comparable the average interest rate earned for fiscal 2014 and fiscal 2013. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2015 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$345.8	$347.8
Due after one year through three years	726.3	734.3
Due after three years through five years	800.9	802.0
Due after five years	1,709.0	1,711.5
Total	$3,582.0	$3,595.6
VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate remained at a range of zero to 0.25% throughout fiscal years 2015, 2014, and 2013.
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
Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $3.5 million to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.
Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $5.1 billion for fiscal 2015. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $13.6 million as of May 31, 2015, compared with an unrealized gain of $34.5 million as of May 31, 2014. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for additional disclosures on fair value measurements.
During fiscal 2015, the net unrealized gain on our investment portfolios ranged from $9.5 million to $55.9 million. During fiscal 2014, the net unrealized gain/(loss) on our investment portfolios ranged from an unrealized loss of $12.8 million to an unrealized gain of $42.7 million. The net unrealized gain on our investment portfolios was approximately $20.9 million as of July 16, 2015.
As of May 31, 2015 and 2014, we had $3.6 billion and $3.4 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.6% as of May 31, 2015 and 2014, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of May 31, 2015, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2015 were not other-than-temporarily impaired. While $923.0 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $7.5 million was due to changes in interest rates and was not due to increased credit risk or other valuation concerns. A substantial portion of these securities in an unrealized loss position as of May 31, 2015 and 2014 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2015.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of May 31, 2015, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paychex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Paychex, Inc. and its subsidiaries at May 31, 2015 and May 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 for the year ended May 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Rochester, New York
July 21, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
and Stockholders of Paychex, Inc.
We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Paychex, Inc. for the year ended May 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended May 31, 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Paychex, Inc. for the year ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended May 31, 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Rochester, New York
July 22, 2013

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
In millions, except per share amounts

Year ended May 31,	2015	2014	2013
Revenue:
Service revenue	$2,697.5	$2,478.2	$2,285.2
Interest on funds held for clients	42.1	40.7	41.0
Total revenue	2,739.6	2,518.9	2,326.2
Expenses:
Operating expenses	808.0	732.5	671.3
Selling, general and administrative expenses	878.0	803.7	750.1
Total expenses	1,686.0	1,536.2	1,421.4
Operating income	1,053.6	982.7	904.8
Investment income, net	6.4	5.4	6.6
Income before income taxes	1,060.0	988.1	911.4
Income taxes	385.1	360.6	342.4
Net income	$674.9	$627.5	$569.0

Other comprehensive loss, net of tax:
Unrealized losses on securities, net of tax	(14.0)	(0.5)	(15.7)
Total other comprehensive loss, net of tax	(14.0)	(0.5)	(15.7)
Comprehensive income	$660.9	$627.0	$553.3

Basic earnings per share	$1.86	$1.72	$1.56
Diluted earnings per share	$1.85	$1.71	$1.56
Weighted-average common shares outstanding	362.9	364.5	363.8
Weighted-average common shares outstanding, assuming dilution	364.6	366.1	364.7
Cash dividends per common share	$1.52	$1.40	$1.31

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS
In millions, except per share amount

As of May 31,	2015	2014
Assets
Cash and cash equivalents	$170.0	$152.5
Corporate investments	366.6	398.7
Interest receivable	37.9	36.3
Accounts receivable, net of allowance for doubtful accounts	176.6	149.4
Deferred income taxes	15.0	12.0
Prepaid income taxes	12.9	17.2
Prepaid expenses and other current assets	50.8	37.8
Current assets before funds held for clients	829.8	803.9
Funds held for clients	4,273.4	4,198.6
Total current assets	5,103.2	5,002.5
Long-term corporate investments	399.8	385.6
Property and equipment, net of accumulated depreciation	353.9	342.2
Intangible assets, net of accumulated amortization	32.4	40.6
Goodwill	561.5	540.3
Deferred income taxes	—	37.1
Other long-term assets	31.7	21.8
Total assets	$6,482.5	$6,370.1
Liabilities
Accounts payable	$51.7	$48.8
Accrued compensation and related items	210.4	171.7
Deferred income taxes	—	6.6
Other current liabilities	50.8	44.7
Current liabilities before client fund obligations	312.9	271.8
Client fund obligations	4,260.1	4,167.1
Total current liabilities	4,573.0	4,438.9
Accrued income taxes	44.8	41.9
Deferred income taxes	16.8	55.7
Other long-term liabilities	62.4	56.6
Total liabilities	4,697.0	4,593.1
Commitments and contingencies — Note M
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.2 shares as of May 31, 2015 and 363.0 shares as of May 31, 2014, respectively.	3.6	3.6
Additional paid-in capital	880.1	794.4
Retained earnings	894.3	957.5
Accumulated other comprehensive income	7.5	21.5
Total stockholders’ equity	1,785.5	1,777.0
Total liabilities and stockholders’ equity	$6,482.5	$6,370.1
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
In millions

	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income
	Shares	Amount				Total
Balance as of May 31, 2012	362.6	$3.6	$561.1	$1,002.1	$37.7	$1,604.5
Net income				569.0		569.0
Unrealized losses on securities, net of tax					(15.7)	(15.7)
Cash dividends declared				(476.7)		(476.7)
Stock-based compensation			22.9			22.9
Stock-based award transactions	2.8	0.1	75.5	(5.9)		69.7
Balance as of May 31, 2013	365.4	3.7	659.5	1,088.5	22.0	1,773.7
Net income				627.5		627.5
Unrealized losses on securities, net of tax					(0.5)	(0.5)
Cash dividends declared				(510.6)		(510.6)
Repurchases of common shares	(6.2)	(0.1)	(11.2)	(238.4)		(249.7)
Stock-based compensation			26.4			26.4
Stock-based award transactions	3.8		119.7	(9.5)		110.2
Balance as of May 31, 2014	363.0	3.6	794.4	957.5	21.5	1,777.0
Net income				674.9		674.9
Unrealized losses on securities, net of tax					(14.0)	(14.0)
Cash dividends declared				(551.8)		(551.8)
Repurchases of common shares	(3.9)		(7.2)	(175.2)		(182.4)
Stock-based compensation			31.5			31.5
Stock-based award transactions	2.1		61.4	(11.1)		50.3
Balance as of May 31, 2015	361.2	$3.6	$880.1	$894.3	$7.5	$1,785.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
In millions

Year ended May 31,	2015	2014	2013
Operating activities
Net income	$674.9	$627.5	$569.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	106.6	105.0	98.2
Amortization of premiums and discounts on available-for-sale securities	76.2	70.3	56.2
Stock-based compensation costs	31.4	26.3	22.8
(Benefit)/provision for deferred income taxes	(4.1)	(4.9)	5.3
Provision for allowance for doubtful accounts	1.6	2.5	1.7
Net realized gains on sales of available-for-sale securities	(0.3)	(0.6)	(0.9)
Changes in operating assets and liabilities:
Interest receivable	(1.6)	(3.9)	(1.8)
Accounts receivable	(28.2)	(18.2)	8.3
Prepaid expenses and other current assets	(8.5)	22.5	(45.6)
Accounts payable and other current liabilities	51.1	45.1	(16.6)
Net change in other assets and liabilities	(3.9)	9.3	(21.3)
Net cash provided by operating activities	895.2	880.9	675.3
Investing activities
Purchases of available-for-sale securities	(34,020.4)	(29,850.5)	(28,332.8)
Proceeds from sales and maturities of available-for-sale securities	33,719.5	30,080.6	27,620.2
Net change in funds held for clients’ money market securities and other cash equivalents	149.1	(441.5)	1,019.4
Purchases of property and equipment	(102.8)	(84.1)	(98.7)
Acquisition of businesses, net of cash acquired	(27.1)	(9.3)	(21.3)
Purchases of other assets	(3.3)	(11.3)	(5.1)
Net cash (used in)/provided by investing activities	(285.0)	(316.1)	181.7
Financing activities
Net change in client fund obligations	93.0	127.4	(454.6)
Dividends paid	(551.8)	(510.6)	(476.7)
Repurchases of common shares	(182.4)	(249.7)	—
Equity activity related to stock-based awards	48.5	113.3	72.8
Net cash used in financing activities	(592.7)	(519.6)	(858.5)
Increase/(decrease) in cash and cash equivalents	17.5	45.2	(1.5)
Cash and cash equivalents, beginning of fiscal year	152.5	107.3	108.8
Cash and cash equivalents, end of fiscal year	$170.0	$152.5	$107.3
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies
Description of business:  Paychex, Inc. and its wholly owned subsidiaries (collectively the “Company” or “Paychex”) is a leading provider of payroll, human resource, insurance, and benefits outsourcing solutions for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the years ended May 31, 2015 (“fiscal 2015”), 2014 (“fiscal 2014”), and 2013 (“fiscal 2013”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2015 and May 31, 2014. In addition, the Company has an equity method investment for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.
Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised primarily of the fees earned on our portfolio of human capital management (“HCM”) services, which include payroll processing and complementary human resource management and administration services. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.
Our Human Resource Services (“HRS”) portfolio of services and products provide small- to medium-sized businesses with retirement services administration, insurance services, online HR administration services, and other human resource services and products. Our comprehensive human resource outsourcing service is available through Paychex HR Solutions, an administrative services organization (“ASO”), and Paychex PEO, a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative, among other services. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, offers health care coverage to PEO client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance products. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc. Paychex HR Essentials is an ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.
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

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition.
Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $1.4 million as of May 31, 2015 and $1.5 million as of May 31, 2014. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.
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
Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally as follows:

Category	Depreciable life
Buildings and improvements	Ten to 35 years or the remaining life, whichever is shorter
Data processing equipment	Three to four years
Furniture, fixtures, and equipment	Three to seven years
Leasehold improvements	Ten years or the life of the lease, whichever is shorter
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
Goodwill and other intangible assets, net of accumulated amortization:  The Company has $561.5 million of goodwill as of May 31, 2015. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. Impairment is determined by comparing the estimated fair value of a reporting unit to its carrying amount, including goodwill. The Company has the option to perform a qualitative assessment to determine if it is more-likely-than-not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry, and reporting unit specific qualitative factors. The Company performs its annual impairment testing in its fiscal fourth quarter. Based on the results of the Company’s reviews, no impairment loss was recognized in the results of operations for fiscal years 2015, 2014, or 2013. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from three to twelve years. Client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of the Company's service offerings, it receives advance payments for set-up fees from its clients. The Company defers revenue associated with these advance payments, recognizing the revenue and related expenses costs over the expected life of its clients.
PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums. In fiscal 2014, with the addition of a new health care offering within the PEO, we began classifying direct costs related to certain benefit plans where the Company retains risk as operating expenses rather than as a reduction in service revenue. Direct pass-through costs billed and incurred that were a reduction in service revenue were $4.2 billion, $3.4 billion, and $3.0 billion for fiscal years 2015, 2014, and 2013, respectively.
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
PEO insurance reserves:  As part of the PEO service, the Company offers workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers' compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.
The Company’s maximum individual claims liability was $1.0 million under both its fiscal 2015 and fiscal 2014 workers' compensation policies. As of May 31, 2015 and May 31, 2014, the Company had recorded current liabilities of $11.3 million and $8.5 million, respectively, and long-term liabilities of $15.3 million and $16.0 million, respectively, on its Consolidated Balance Sheets for workers’ compensation costs.
With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company's maximum individual claims liability is $0.3 million under both its calendar 2015 and 2014 minimum premium health insurance plan policies. Amounts accrued related to the health insurance reserves are $8.1 million and $4.6 million as of May 31, 2015 and May 31, 2014, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheet.

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
The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions, including interest and net of federal benefits, was $29.1 million as of May 31, 2015 and $29.8 million as of May 31, 2014. Refer to Note I for further discussion of the Company’s reserve for uncertain tax positions.

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
In January 2014, the FASB issued ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” This ASU permits a company to make an accounting policy election to account for investments in qualified affordable housing projects under a new proportional amortization method. If such an election is not made, the ASU requires use of the equity or cost method for investments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, with early adoption permitted. The Company currently accounts for its investments in qualified affordable housing projects using the equity method for investments and the adoption of this guidance did not have any effect on the its consolidated financial statements.
Recently issued accounting pronouncements:  In May 2015, the FASB issued ASU No. 2015-09, “Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts.” This guidance requires insurance entities to disclose for annual reporting periods incurred and paid claims development information by accident year, after reinsurance, for the number of years for which claims typically remain open. Disclosures should also include quantitative information about claim frequency and a qualitative description of methodologies used for determining claim frequency information. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early and retrospective application is permitted. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the FASB Emerging Issues Task Force).” This guidance removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and removes certain related disclosure requirements. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted. The Company does not anticipate this guidance will have a material impact to its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance clarifies the accounting treatment for fees paid in cloud computing arrangements, including the determination of whether a cloud computing arrangement includes a software license.  This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact to its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This Guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted for financial statements not previously issued. The Company does not anticipate this guidance will have a material impact to its consolidated financial statements.

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
In January 2015, the FASB issued ASU No. 2015-01 “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)-Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This guidance eliminates from GAAP the concept of extraordinary items and is effective for annual reporting periods, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company's fiscal year beginning June 1, 2016. Early adoption is permitted. The Company does not anticipate it will have a material impact to its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, as recently amended, and will be required to be applied retrospectively. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016. This guidance is applicable to the Company's fiscal year beginning June 1, 2017. The Company is currently evaluating this guidance and any potential impact to its consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.
Note B — Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2015	2014	2013
Basic earnings per share:
Net income	$674.9	$627.5	$569.0
Weighted-average common shares outstanding	362.9	364.5	363.8
Basic earnings per share	$1.86	$1.72	$1.56
Diluted earnings per share:
Net income	$674.9	$627.5	$569.0
Weighted-average common shares outstanding	362.9	364.5	363.8
Dilutive effect of common share equivalents	1.7	1.6	0.9
Weighted-average common shares outstanding, assuming dilution	364.6	366.1	364.7
Diluted earnings per share	$1.85	$1.71	$1.56
Weighted-average anti-dilutive common share equivalents	0.3	0.7	6.5
Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In May 2014, the Company announced that its Board of Directors (the “Board”) approved a program to repurchase up to $350.0 million of the Company's common stock with authorization expiring on May 31, 2017. During fiscal 2015, the Company repurchased 3.9 million shares for $182.4 million under this program. During fiscal 2014, the Company repurchased 6.2 million shares for $249.7 million under a previous Board-approved program to repurchase up to $350.0 million of its common stock which expired on May 31, 2014. All shares repurchased were retired.
Note C — Investment Income, Net

Investment income, net, consisted of the following items:

	Year ended May 31,
In millions	2015	2014	2013
Interest income on corporate funds	$7.8	$6.9	$6.7
Interest expense	(0.7)	(1.1)	(0.1)
Net loss from equity-method investments	(0.7)	(0.4)	—
Investment income, net	$6.4	$5.4	$6.6
Note D — Stock-Based Compensation Plans
The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated, effective on October 13, 2010 (the “2002 Plan”) upon its approval by the Company’s stockholders, authorizes grants of up to 39.1 million shares of the Company’s common stock. As of May 31, 2015, there were 18.6 million shares available for future grants under the 2002 Plan.
All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and increase additional paid-in capital.
Stock-based compensation expense was $31.4 million, $26.3 million, and $22.8 million for fiscal years 2015, 2014, and 2013, respectively. Related income tax benefits recognized were $11.7 million, $10.1 million, and $8.5 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.
As of May 31, 2015, the total unrecognized compensation cost related to all unvested stock-based awards was $58.1 million and is expected to be recognized over a weighted-average period of 2.9 years.
Black-Scholes fair value assumptions:  The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model. There were no performance stock options granted in fiscal 2015. The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2014	2013	2015	2014	2013
	Performance stock options		Stock options
Risk-free interest rate	1.5%	0.7%	2.1%	2.0%	1.0%
Dividend yield	3.9%	4.1%	3.7%	4.1%	4.3%
Volatility factor	.20	.22	.21	.22	.23
Expected option life in years	4.5	4.8	6.0	6.4	6.4
Weighted-average grant-date fair value of stock options granted (per share)	$3.85	$3.55	$5.68	$4.90	$3.77
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
Stock options:  Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant. All stock options have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board. The Company issues new shares of common stock to satisfy stock option exercises. Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July. Grants of non-qualified stock options to officers vest 25% per annum and grants to members of the Board vest after one year.
The following table summarizes stock option activity for the year ended May 31, 2015:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(1)
Outstanding as of May 31, 2014	5.4	$34.00
Granted	0.8	$41.70
Exercised	(1.5)	$33.84
Forfeited	—	$30.15
Expired	—	$38.12
Outstanding as of May 31, 2015	4.7	$35.21	6.0	$66.3
Exercisable as of May 31, 2015	2.7	$33.42	4.4	$43.0

(1) Market price of the underlying stock as of May 31, 2015 less the exercise price.
Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2015	2014	2013
Total intrinsic value of stock options exercised	$17.6	$18.9	$7.8
Total grant-date fair value of stock options vested	$3.6	$3.0	$3.0
Performance stock options:  In July 2011, the Board approved a special award of performance-based stock options under a Long-Term Incentive Plan. Subsequent grants of this award have been made upon hire of new officers. Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives. In July 2014, 23.5% of the awards vested based on achievement against performance targets for fiscal 2014. The remaining awards will vest in full if performance targets for the fiscal year ending May 31, 2016 are achieved.
The following table summarizes performance stock option activity for the year ended May 31, 2015:

In millions, except per share amounts	Shares subject to options	Weighted-average exercise price per share	Weighted-average remaining contractual term (years)	Aggregate intrinsic value(1)
Outstanding as of May 31, 2014	2.8	$31.25
Granted	—	$—
Exercised	(0.1)	$30.17
Forfeited	—	$—
Expired	—	$—
Outstanding as of May 31, 2015	2.7	$31.31	6.4	$48.2
Exercisable as of May 31, 2015	0.5	$31.20	6.3	$8.6

(1)	Market price of the underlying stock as of May 31, 2015 less the exercise price.

For fiscal 2015, the total intrinsic value of the performance stock options exercised was $2.7 million and the total grant-date fair value of performance stock options vested was $2.6 million.

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
The following table summarizes RSU activity for the year ended May 31, 2015:

In millions, except per share amounts	RSUs	Weighted-average grant-date fair value per share	Weighted-average remaining vesting period (years)	Aggregate intrinsic value(1)
Nonvested as of May 31, 2014	1.7	$30.52
Granted	0.7	$36.64
Vested	(0.5)	$28.11
Forfeited	(0.1)	$32.60
Nonvested as of May 31, 2015	1.8	$33.57	3.0	$88.8

(1)	Intrinsic value for RSUs is the market price of the underlying stock as of May 31, 2015.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2015	2014	2013
Weighted-average grant-date fair value of RSUs granted	$36.64	$36.37	$28.59
Total intrinsic value of RSUs vested	$21.7	$18.3	$15.5
Total grant-date fair value of RSUs vested	$14.8	$12.1	$13.4
Restricted stock awards:  The Board has approved grants of restricted stock awards to the Company’s officers and outside directors. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. The recipients of the restricted stock have voting rights and earn dividends, which are paid to the recipient at the time the awards vest. If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Paychex.
Time-vested restricted stock awards granted to officers vest one-third per annum. Restricted stock granted to outside directors vest on the one-year anniversary of the grant date. The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.
The following table summarizes restricted stock activity for the year ended May 31, 2015:

In millions, except per share amounts	Restricted shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2014	0.2	$33.55
Granted	0.1	$41.70
Vested	(0.1)	$31.79
Forfeited	—	$—
Nonvested as of May 31, 2015	0.2	$38.99

Other information pertaining to restricted stock follows:

	Year ended May 31,
In millions, except per share amounts	2015	2014	2013
Weighted-average grant-date fair value of restricted stock granted	$41.70	$38.53	$31.76
Total grant-date fair value of restricted stock vested	$3.5	$3.3	$2.1
 Performance shares:  Performance shares have a two-year performance period, after which the amount of restricted shares earned will be determined based on achievement against established performance targets. The restricted shares earned will then be subject to a one year service period. Performance shares do not have voting rights or earn dividend equivalents during the performance period. The fair value of performance shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.
The following table summarizes performance share activity for the year ended May 31, 2015:

In millions, except per share amounts	Performance shares	Weighted-average grant-date fair value per share
Nonvested as of May 31, 2014	0.5	$31.61
Granted (1)	0.2	$37.61
Vested	(0.1)	$28.87
Forfeited	—	$—
Nonvested as of May 31, 2015	0.6	$34.24

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.
Non-compensatory employee benefit plan:  The Company offers an Employee Stock Purchase Plan to all employees under which the Company’s common stock can be purchased through a payroll deduction with no discount to the market price and no look-back provision. All transactions occur directly through the Company’s transfer agent and no brokerage fees are charged to employees, except for when stock is sold. The plan has been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2015, 2014, or 2013 related to this plan.
Note E — Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments are as follows:

	May 31, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,430.0	$—	$—	$1,430.0
Available-for-sale securities:
General obligation municipal bonds	1,694.0	14.0	(4.3)	1,703.7
Pre-refunded municipal bonds(1)	101.7	1.0	—	102.7
Revenue municipal bonds	960.7	6.1	(3.2)	963.6
Variable rate demand notes	825.6	—	—	825.6
Total available-for-sale securities	3,582.0	21.1	(7.5)	3,595.6
Other	12.7	1.5	—	14.2
Total funds held for clients and corporate investments	$5,024.7	$22.6	$(7.5)	$5,039.8

	May 31, 2014
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,579.2	$—	$—	$1,579.2
Available-for-sale securities:
General obligation municipal bonds	1,605.4	25.0	(1.9)	1,628.5
Pre-refunded municipal bonds(1)	140.4	2.4	—	142.8
Revenue municipal bonds	858.8	10.1	(1.1)	867.8
Variable rate demand notes	752.3	—	—	752.3
Total available-for-sale securities	3,356.9	37.5	(3.0)	3,391.4
Other	10.6	1.7	—	12.3
Total funds held for clients and corporate investments	$4,946.7	$39.2	$(3.0)	$4,982.9

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of May 31, 2015 and May 31, 2014 are money market funds, bank demand deposit accounts, short-term municipal bonds and commercial paper.
Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2015	2014
Funds held for clients	$4,273.4	$4,198.6
Corporate investments	366.6	398.7
Long-term corporate investments	399.8	385.6
Total funds held for clients and corporate investments	$5,039.8	$4,982.9
The Company’s available-for-sale securities reflected a net unrealized gain of $13.6 million as of May 31, 2015 compared with a net unrealized gain of $34.5 million as of May 31, 2014. Included in the net unrealized gain total as of May 31, 2015 and May 31, 2014, there were 280 and 98 available-for-sale securities, respectively, in an unrealized loss position. The securities in an unrealized loss position were as follows:

	May 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(3.8)	$535.1	$(0.5)	$26.3	$(4.3)	$561.4
Revenue municipal bonds	(3.2)	361.6	—	—	(3.2)	361.6
Total	$(7.0)	$896.7	$(0.5)	$26.3	$(7.5)	$923.0

	May 31, 2014
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair Value	Gross unrealized losses	Fair Value
Type of issue:
General obligation municipal bonds	$(0.1)	$69.6	$(1.8)	$164.0	$(1.9)	$233.6
Pre-refunded municipal bonds	—	1.7	—	—	—	1.7
Revenue municipal bonds	—	47.5	(1.1)	112.4	(1.1)	159.9
Total	$(0.1)	$118.8	$(2.9)	$276.4	$(3.0)	$395.2
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2015 that had unrealized losses of $7.5 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2015 and May 31, 2014 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2015	2014	2013
Gross realized gains	$0.3	$0.6	$0.9
Gross realized losses	—	—	—
Net realized gains	$0.3	$0.6	$0.9
The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$345.8	$347.8
Due after one year through three years	726.3	734.3
Due after three years through five years	800.9	802.0
Due after five years	1,709.0	1,711.5
Total	$3,582.0	$3,595.6
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$15.0	$—	$15.0	$—
General obligation municipal bonds	55.1	—	55.1	—
Pre-refunded municipal bonds	20.5	—	20.5	—
Revenue municipal bonds	12.3	—	12.3	—
Money market securities	0.2	0.2	—	—
Total cash equivalents	$103.1	$0.2	$102.9	$—
Available-for-sale securities:
General obligation municipal bonds	$1,703.7	$—	$1,703.7	$—
Pre-refunded municipal bonds	102.7	—	102.7	—
Revenue municipal bonds	963.6	—	963.6	—
Variable rate demand notes	825.6	—	825.6	—
Total available-for-sale securities	$3,595.6	$—	$3,595.6	$—
Other	$14.2	$14.2	$—	$—
Liabilities:
Other long-term liabilities	$14.2	$14.2	$—	$—

	May 31, 2014
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$6.0	$—	$6.0	$—
General obligation municipal bonds	10.9	—	10.9	—
Pre-refunded municipal bonds	31.2	—	31.2	—
Revenue municipal bonds	17.7	—	17.7	—
Total cash equivalents	$65.8	$—	$65.8	$—
Available-for-sale securities:
General obligation municipal bonds	$1,628.5	$—	$1,628.5	$—
Pre-refunded municipal bonds	142.8	—	142.8	—
Revenue municipal bonds	867.8	—	867.8	—
Variable rate demand notes	752.3	—	752.3	—
Total available-for-sale securities	$3,391.4	$—	$3,391.4	$—
Other	$12.3	$12.3	$—	$—
Liabilities:
Other long-term liabilities	$12.3	$12.3	$—	$—
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

	May 31,
In millions	2015	2014
Land and improvements	$8.3	$8.1
Buildings and improvements	102.1	101.1
Data processing equipment	190.9	180.8
Software	391.8	344.8
Furniture, fixtures, and equipment	145.6	145.0
Leasehold improvements	106.2	101.7
Construction in progress	28.5	25.3
Total property and equipment, gross	973.4	906.8
Less: Accumulated depreciation	619.5	564.6
Property and equipment, net of accumulated depreciation	$353.9	$342.2
Depreciation expense was $92.1 million, $89.1 million, and $79.2 million for fiscal years 2015, 2014, and 2013, respectively.
Note H — Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $561.5 million as of May 31, 2015, and $540.3 million as of May 31, 2014. The increase in goodwill since May 31, 2014 was the result of an immaterial business acquisition.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2015	2014
Client lists	$244.6	$240.9
Other intangible assets	3.2	2.6
Total intangible assets, gross	247.8	243.5
Less: Accumulated amortization	215.4	202.9
Intangible assets, net of accumulated amortization	$32.4	$40.6
During fiscal 2015, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists — 8.0 years; other intangible assets — 3.0 years; and total — 7.6 years. Amortization expense relating to intangible assets was $14.5 million, $15.9 million, and $19.0 million for fiscal years 2015, 2014, and 2013, respectively.
The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions Year ending May 31,	Estimated amortization expense
2016	$11.3
2017	8.2
2018	5.5
2019	3.6
2020	2.0

Note I — Income Taxes
The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2015	2014
Deferred tax assets:
Compensation and employee benefit liabilities	$20.9	$18.7
Other current liabilities	6.9	6.9
Tax credit carry forward	40.1	38.3
Depreciation	11.9	8.3
Stock-based compensation	21.6	21.1
Other	24.9	28.7
Gross deferred tax assets	126.3	122.0
Deferred tax liabilities:
Capitalized software	53.6	50.1
Depreciation	3.8	12.2
Goodwill and Intangible assets	52.0	46.7
Revenue not subject to current taxes	13.1	12.6
Unrealized gains on available-for-sale securities	5.3	13.2
Other	0.3	0.4
Gross deferred tax liabilities	128.1	135.2
Net deferred tax liability	$(1.8)	$(13.2)
The deferred tax asset related to tax credit carry forward consists of alternative minimum tax credits, which may be carried forward indefinitely.
The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2015	2014	2013
Current:
Federal	$341.4	$314.5	$274.2
State	47.8	51.0	62.9
Total current	389.2	365.5	337.1
Deferred:
Federal	(5.1)	(3.5)	5.5
State	1.0	(1.4)	(0.2)
Total deferred	(4.1)	(4.9)	5.3
Income taxes	$385.1	$360.6	$342.4

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	3.0%	3.3%	3.0%
Tax settlement	—%	—%	1.5%
Tax-exempt municipal bond interest	(1.5)%	(1.5)%	(1.7)%
Other items	(0.2)%	(0.3)%	(0.2)%
Effective income tax rate	36.3%	36.5%	37.6%
Uncertain income tax positions:  The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany. The Company maintains a reserve for uncertain tax positions. As of May 31, 2015 and May 31, 2014, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $29.1 million and $29.8 million, respectively. As of May 31, 2015 and May 31, 2014, $29.1 million and $28.6 million, respectively, of the total reserves for uncertain tax positions, including interest and net of federal benefits, were included in long-term liabilities on the Consolidated Balance Sheets.
A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2015	2014	2013
Balance as of beginning of fiscal year	$40.0	$26.7	$41.7
Additions for tax positions of the current year	6.7	11.2	28.5
Additions for tax positions of prior years	0.8	4.2	12.2
Reductions for tax positions of prior years	(0.4)	(1.8)	(0.5)
Settlements with tax authorities	(1.2)	—	(55.0)
Expiration of the statute of limitations	(6.0)	(0.3)	(0.2)
Balance as of end of fiscal year	$39.9	$40.0	$26.7
In May 2013, the Company executed a closing agreement that resolved tax matters related to the audits by New York State for the fiscal year ended May 31, 2004 (“fiscal 2004”) through the fiscal year ended May 31, 2011 (“fiscal 2011”). As a result, the reserve for uncertain tax positions was increased by $21.2 million in May 2013. The resolution and execution of the closing agreement in May 2013 on the open tax matters for fiscal 2004 through fiscal 2011 impacted the Company's effective income tax rate for fiscal 2013, as noted in the reconciliation of the U.S. federal statutory rate to the Company's effective income tax rate.
The reserve as of May 31, 2015 substantially relates to uncertain tax positions for state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $29.1 million as of May 31, 2015 adequately covers open tax years and uncertain tax positions up to and including fiscal 2015 for major taxing jurisdictions. As of May 31, 2015, the entire $29.1 million of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate. As of May 31, 2014, $24.6 million of the $29.8 million unrecognized tax benefits, if recognized, would have impacted the Company’s effective income tax rate.
The Company has concluded all U.S. federal income tax matters through the fiscal year ended May 31, 2011. Fiscal 2013 is currently under audit by the IRS and fiscal years 2012, 2014, and 2015 are subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2010, primarily due to expiration of the statute of limitations.
The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2015, 2014, and 2013 was immaterial to the Company’s results of operations.

Note J — Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets. The changes in accumulated other comprehensive income are as follows:

	Year ended May 31,
In millions	2015	2014	2013
Beginning balance	$21.5	$22.0	$37.7
Other comprehensive loss:
Unrealized holding (losses)/gains	(21.5)	0.3	(24.1)
Income tax benefit/(expense) related to unrealized holding gains/(losses)	7.7	(0.4)	9.0
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(0.3)	(0.6)	(0.9)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	0.1	0.2	0.3
Total other comprehensive loss, net of tax	(14.0)	(0.5)	(15.7)
Ending balance	$7.5	$21.5	$22.0

Total tax (benefit)/expense included in other comprehensive loss	$(7.8)	$0.2	$(9.3)
Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities and impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note K — Supplemental Cash Flow Information
Income taxes paid were $372.8 million, $317.8 million, and $371.0 million for fiscal years 2015, 2014, and 2013, respectively.
Lease incentives received in the form of tenant allowances and free rent were $8.5 million, $6.7 million, and $6.4 million for fiscal years 2015, 2014, and 2013, respectively.
Note L — Employee Benefit Plans
401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service are eligible to receive a company matching contribution, when such contribution is in effect. The Company provided matching contributions of 50% of up to 8% of eligible pay that an employee contributed to the Plan, effective for pay dates on or after November 15, 2013 and 50% of up to 6% of eligible pay that an employee contributed to the Plan between February 2012 and November 2013. Company contributions to the Plan for fiscal years 2015, 2014, and 2013 were $19.6 million, $16.4 million, and $13.1 million, respectively.
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
Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $14.2 million and $12.3 million as of May 31, 2015 and May 31, 2014, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note M — Commitments and Contingencies
Lines of credit:  As of May 31, 2015, the Company had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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
The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2015 or as of May 31, 2015.
Certain of the financial institutions are also parties to the Company’s credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facility: In June 2013, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on June 21, 2018. Under the credit facility, Paychex of New York LLP (the “Borrower”) may, subject to certain restrictions, borrow up to $750 million to meet short-term funding requirements. In July 2014, a supplemental agreements were executed increasing the maximum borrowing capacity under the facility from $500 million to $750 million. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in June 2018, any borrowings outstanding will mature and be payable on such date.
There were no amounts outstanding under this credit facility as of May 31, 2015. During fiscal 2015, the Company borrowed against this facility, for one day each, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$100.0	3.25%
Second quarter	$150.0	3.25%
Third quarter	$—	—
Fourth quarter	$—	—

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $43.0 million both as of May 31, 2015 and May 31, 2014, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2015 and April 2016, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2015 or as of May 31, 2015. Subsequent to May 31, 2015, the letter of credit expiring in July 2015 was renewed through July 2016.

Contingencies:   The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, breach of fiduciary duty, employment-related claims, tax claims, and other matters.
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
Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2015, 2014, and 2013 was $39.4 million, $39.1 million, and $39.9 million, respectively. As of May 31, 2015, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

In millions Year ending May 31,	Minimum lease payments
2016	$37.5
2017	31.2
2018	23.1
2019	16.1
2020	11.3
Thereafter	8.5
Other commitments:    As of May 31, 2015, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $104.8 million, including $9.5 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

In millions Year ending May 31,	Minimum payment obligation
2016	$71.2
2017	26.8
2018	4.4
2019	1.9
2020	0.3
Thereafter	0.2
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
Note N — Related Parties
During fiscal years 2015, 2014, and 2013, the Company purchased approximately $6.9 million, $4.7 million, and $6.5 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.
During fiscal years 2015, 2014, and 2013, the Company purchased approximately $1.7 million, $1.3 million, and $1.6 million, respectively, of office supplies from Staples, Inc. The Vice Chairman of Staples, Inc. is a member of the Company’s Board.

Note O — Quarterly Financial Data (Unaudited)
In millions, except per share amounts

	Three Months Ended
Fiscal 2015	August 31	November 30	February 28	May 31	Full Year
Service revenue	$656.6	$665.9	$693.6	$681.4	$2,697.5
Interest on funds held for clients	10.2	10.4	10.7	10.8	42.1
Total revenue	$666.8	$676.3	$704.3	$692.2	$2,739.6
Operating income	$267.5	$270.2	$264.3	$251.6	$1,053.6
Investment income, net	1.4	1.4	1.6	2.0	6.4
Income before income taxes	268.9	271.6	265.9	253.6	1,060.0
Income taxes	97.6	98.6	96.5	92.4	385.1
Net income	$171.3	$173.0	$169.4	$161.2	$674.9
Basic earnings per share(1)	$0.47	$0.48	$0.47	$0.44	$1.86
Diluted earnings per share(1)	$0.47	$0.47	$0.46	$0.44	$1.85
Weighted-average common shares outstanding	363.1	363.0	363.2	362.3	362.9
Weighted-average common shares outstanding, assuming dilution	364.7	364.6	365.0	364.5	364.6
Cash dividends per common share	$0.38	$0.38	$0.38	$0.38	$1.52
Total net realized gains(2)	$0.1	$0.1	$—	$0.1	$0.3

	Three Months Ended
Fiscal 2014	August 31	November 30	February 28	May 31	Full Year
Service revenue (3)	$603.1	$606.4	$639.9	$628.8	$2,478.2
Interest on funds held for clients	10.0	10.0	10.5	10.2	40.7
Total revenue (3)	$613.1	$616.4	$650.4	$639.0	$2,518.9
Operating income	$255.1	$248.6	$250.7	$228.3	$982.7
Investment income, net	1.2	1.3	1.5	1.4	5.4
Income before income taxes	256.3	249.9	252.2	229.7	988.1
Income taxes	93.5	91.2	92.1	83.8	360.6
Net income	$162.8	$158.7	$160.1	$145.9	$627.5
Basic earnings per share(1)	$0.45	$0.43	$0.44	$0.40	$1.72
Diluted earnings per share(1)	$0.44	$0.43	$0.44	$0.40	$1.71
Weighted-average common shares outstanding	365.3	364.9	364.2	363.5	364.5
Weighted-average common shares outstanding, assuming dilution	366.7	366.4	365.8	365.3	366.1
Cash dividends per common share	$0.35	$0.35	$0.35	$0.35	$1.40
Total net realized gains(2)	$0.2	$—	$0.3	$0.1	$0.6

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.

(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

(3)
With the introduction of the new health insurance offering within the PEO during fiscal 2014, the Company began classifying PEO direct costs related to certain benefit plans where the Company retains risk as operating expenses rather than as a reduction in service revenue. As a result, the amounts reported for service revenue and total revenue for the first through third quarters of fiscal 2014 differ from that reported in the Company's Quarterly Reports on Form 10-Q (“Form 10-Q”). There was no impact to operating income from this change. The correction for the PEO direct cost adjustment was not material to any prior interim period in fiscal 2014. Service revenue, as reported in the Company's Form 10-Qs was $597.9 million, $600.5 million, and $626.0 million for the first, second, and third fiscal quarters of fiscal 2014, respectively. Total revenue, as reported in the Company's Form 10-Qs was $607.9 million, $610.5 million, and $636.5 million for the first, second, and third fiscal quarters of fiscal 2014, respectively.

Schedule II — Valuation and Qualifying Accounts
PAYCHEX, INC.
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE
FOR THE YEAR ENDED MAY 31,
(In millions)

Description	Balance as of beginning of fiscal year	Additions charged to expenses	Additions to/(Deductions from) other accounts(1)	Costs and deductions(2)	Balance as of end of fiscal year
2015
Allowance for doubtful accounts	$1.5	$1.6	$0.1	$1.8	$1.4
Reserve for client fund losses	$1.9	$2.0	$(0.2)	$1.9	$1.8
2014
Allowance for doubtful accounts	$1.0	$2.5	$—	$2.0	$1.5
Reserve for client fund losses	$2.4	$2.2	$—	$2.7	$1.9
2013
Allowance for doubtful accounts	$1.2	$1.7	$—	$1.9	$1.0
Reserve for client fund losses	$2.1	$2.7	$—	$2.4	$2.4

(1)	Amounts related to business acquisitions.

(2)	Uncollectible amounts written off, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2015, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended May 31, 2015. Based on such evaluation, there have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table shows the executive officers of the Company as of May 31, 2015, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	55
Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Telephone of Rochester, a telecommunications company, during his 20-year career. Mr. Mucci was a director of Cbeyond, Inc. until it was purchased by Birch Communications in July 2014. He is a member of the Upstate New York Regional Advisory Board of the Federal Reserve Bank of New York and is a Trustee Emeritus of St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	58
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

Mark A. Bottini	54
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

John B. Gibson	49
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

Michael E. Gioja	57
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

Name	Age	Position and business experience
Stephanie L. Schaeffer	45
Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006. In 2011, she was appointed Corporate Secretary. She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all of the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Jennifer Vossler	52
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

Laurie L. Zaucha	50
Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she held various executive positions at Bausch & Lomb Incorporated.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2015, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2015, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2015,” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2015, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and under “Equity Compensation Plan Information” within “PROPOSAL 3 - TO APPROVE AND AMEND THE PAYCHEX, INC. 2002 STOCK INCENTIVE PLAN, INCLUDING AN INCREASE IN THE SHARES AVAILABLE UNDER THE PLAN,” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2015, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2015, under the section “PROPOSAL 5 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1.	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 29.
2.	Financial Statement Schedules

Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 29. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

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

#	(10.14)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.15)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.16)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.17)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.18)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
	(10.19)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2015.
PAYCHEX, INC.
By: /s/ Martin Mucci

Martin Mucci
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 21, 2015.

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