Form 10-Q
period 2015-08-31
PAYCHEX INC
filed 2015-09-30
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	360,539,944	Shares
CLASS	OUTSTANDING AS OF	August 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended August 31,
	2015	2014
Revenue:
Service revenue	$712.2	$656.6
Interest on funds held for clients	10.8	10.2
Total revenue	723.0	666.8
Expenses:
Operating expenses	205.7	194.3
Selling, general and administrative expenses	221.2	205.0
Total expenses	426.9	399.3
Operating income	296.1	267.5
Investment income, net	1.4	1.4
Income before income taxes	297.5	268.9
Income taxes	88.4	97.6
Net income	209.1	171.3

Other comprehensive income, net of tax:
Unrealized gains on securities, net of tax	6.3	4.5
Total other comprehensive income, net of tax	6.3	4.5
Comprehensive income	$215.4	$175.8

Basic earnings per share	$0.58	$0.47
Diluted earnings per share	$0.58	$0.47
Weighted-average common shares outstanding	361.1	363.1
Weighted-average common shares outstanding, assuming dilution	362.8	364.7
Cash dividends per common share	$0.42	$0.38

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	August 31, 2015	May 31, 2015
ASSETS
Cash and cash equivalents	$455.9	$170.0
Corporate investments	81.8	366.6
Interest receivable	32.1	37.9
Accounts receivable, net of allowance for doubtful accounts	206.6	176.6
Deferred income taxes	—	15.0
Prepaid income taxes	—	12.9
Prepaid expenses and other current assets	63.4	50.8
Current assets before funds held for clients	839.8	829.8
Funds held for clients	3,748.4	4,273.4
Total current assets	4,588.2	5,103.2
Long-term corporate investments	416.2	399.8
Property and equipment, net of accumulated depreciation	350.1	353.9
Intangible assets, net of accumulated amortization	33.0	32.4
Goodwill	561.5	561.5
Other long-term assets	34.0	31.7
Total assets	$5,983.0	$6,482.5

LIABILITIES
Accounts payable	$43.0	$51.7
Accrued compensation and related items	191.3	210.4
Accrued income taxes	29.4	—
Deferred income taxes	1.1	—
Other current liabilities	54.8	50.8
Current liabilities before client fund obligations	319.6	312.9
Client fund obligations	3,726.8	4,260.1
Total current liabilities	4,046.4	4,573.0
Accrued income taxes	63.2	44.8
Deferred income taxes	18.2	16.8
Other long-term liabilities	64.4	62.4
Total liabilities	4,192.2	4,697.0

COMMITMENTS AND CONTINGENCIES – NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.5 shares as of August 31, 2015 and 361.2 shares as of May 31, 2015, respectively.	3.6	3.6
Additional paid-in capital	897.0	880.1
Retained earnings	876.4	894.3
Accumulated other comprehensive income	13.8	7.5
Total stockholders’ equity	1,790.8	1,785.5
Total liabilities and stockholders’ equity	$5,983.0	$6,482.5
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the three months ended August 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$209.1	$171.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	27.0	26.5
Amortization of premiums and discounts on available-for-sale securities, net	19.4	18.4
Stock-based compensation costs	8.8	7.5
Provision for deferred income taxes	14.4	10.4
Provision for allowance for doubtful accounts	0.1	0.3
Net realized gains on sales of available-for-sale securities	—	(0.1)
Changes in operating assets and liabilities:
Interest receivable	5.8	6.7
Accounts receivable	(30.1)	(19.1)
Prepaid expenses and other current assets	0.2	7.8
Accounts payable and other current liabilities	6.8	40.4
Net change in other assets and liabilities	16.8	(7.0)
Net cash provided by operating activities	278.3	263.1
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,362.9)	(9,461.0)
Proceeds from sales and maturities of available-for-sale securities	3,046.8	10,073.7
Net change in funds held for clients’ money market securities and other cash equivalents	100.7	(199.9)
Purchases of property and equipment	(21.2)	(24.9)
Acquisition of businesses, net of cash acquired	—	(27.5)
Purchases of other assets	(3.5)	(1.5)
Net cash provided by investing activities	759.9	358.9
FINANCING ACTIVITIES
Net change in client fund obligations	(533.3)	(137.1)
Dividends paid	(151.9)	(138.3)
Repurchases of common shares	(62.9)	(37.5)
Equity activity related to stock-based awards	(4.2)	1.0
Net cash used in financing activities	(752.3)	(311.9)
Increase in cash and cash equivalents	285.9	310.1
Cash and cash equivalents, beginning of period	170.0	152.5
Cash and cash equivalents, end of period	$455.9	$462.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
August 31, 2015
Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies
Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Germany.
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the three months ended August 31, 2015 and 2014. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2015 and May 31, 2015. In addition, the Company has an equity method investment for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2015 (“fiscal 2015”). Operating results and cash flows for the three months ended August 31, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2016 (“fiscal 2016”). The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.
PEO insurance reserves: As part of the professional employer organization (“PEO”), the Company offers workers' compensation insurance and health insurance to client companies for the benefit of client employees. For workers' compensation insurance, reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.3 million and $1.0 million under its fiscal 2016 and fiscal 2015 policies, respectively.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.8 million for the three months ended August 31, 2015 as compared with $7.5 million for the three months ended August 31, 2014. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2015 Form 10-K.
Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the three months ended August 31, 2015.

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Recently issued accounting pronouncements: In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) – (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Consensuses of the Emerging Issues Task Force.” ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts; simplifies and makes more effective the investment disclosure requirements under Accounting Standards Codification (“ASC”) topic 820 for fair value, and topics 960, 962 and 965 for employee benefit plans; and provides a similar measurement date practical expedient for employee benefit plans. ASU No. 2015-12 is effective for fiscal years beginning after December 15, 2015, and is applicable to the Company's financial reporting for its defined contribution employee benefit plans as of January 1, 2016. This guidance will not have a material impact on the Company's consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission) did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended August 31,
In millions, except per share amounts	2015	2014
Basic earnings per share:
Net income	$209.1	$171.3
Weighted-average common shares outstanding	361.1	363.1
Basic earnings per share	$0.58	$0.47
Diluted earnings per share:
Net income	$209.1	$171.3
Weighted-average common shares outstanding	361.1	363.1
Dilutive effect of common share equivalents	1.7	1.6
Weighted-average common shares outstanding, assuming dilution	362.8	364.7
Diluted earnings per share	$0.58	$0.47
Weighted-average anti-dilutive common share equivalents	0.5	0.5
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For both the three months ended August 31, 2015 and 2014, 0.7 million shares of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.
In May 2014, the Board of Directors approved a program to repurchase up to $350 million of the Company's common stock, with authorization expiring on May 31, 2017. During the three months ended August 31, 2015, the Company repurchased 1.3 million shares for $62.9 million. During the three months ended August 31, 2014, the Company repurchased 0.9 million shares for $37.5 million. Shares repurchased were retired.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended August 31,
In millions	2015	2014
Interest income on corporate funds	$1.9	$1.9
Interest expense	(0.2)	(0.3)
Net loss from equity-method investments	(0.3)	(0.2)
Investment income, net	$1.4	$1.4

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	August 31, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,329.4	$—	$—	$1,329.4
Available-for-sale securities:
Corporate bonds	65.0	0.1	(0.3)	64.8
General obligation municipal bonds	1,708.7	16.7	(1.9)	1,723.5
Pre-refunded municipal bonds(1)	94.7	1.6	—	96.3
Revenue municipal bonds	950.4	8.3	(1.1)	957.6
U.S. government agency securities	37.0	0.1	—	37.1
Variable rate demand notes	23.0	—	—	23.0
Total available-for-sale securities	2,878.8	26.8	(3.3)	2,902.3
Other	13.8	1.0	(0.1)	14.7
Total funds held for clients and corporate investments	$4,222.0	$27.8	$(3.4)	$4,246.4

	May 31, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,430.0	$—	$—	$1,430.0
Available-for-sale securities:
General obligation municipal bonds	1,694.0	14.0	(4.3)	1,703.7
Pre-refunded municipal bonds(1)	101.7	1.0	—	102.7
Revenue municipal bonds	960.7	6.1	(3.2)	963.6
Variable rate demand notes	825.6	—	—	825.6
Total available-for-sale securities	3,582.0	21.1	(7.5)	3,595.6
Other	12.7	1.5	—	14.2
Total funds held for clients and corporate investments	$5,024.7	$22.6	$(7.5)	$5,039.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of August 31, 2015 and May 31, 2015 were bank demand deposit accounts, commercial paper, short-term municipal bonds, and money market securities.

Note D: Funds Held for Clients and Corporate Investments — continued

Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	August 31, 2015	May 31, 2015
Funds held for clients	$3,748.4	$4,273.4
Corporate investments	81.8	366.6
Long-term corporate investments	416.2	399.8
Total funds held for clients and corporate investments	$4,246.4	$5,039.8
The Company’s available-for-sale securities reflected a net unrealized gain of $23.5 million as of August 31, 2015 compared with a net unrealized gain of $13.6 million as of May 31, 2015. Included in the net unrealized gain as of August 31, 2015 and May 31, 2015 there were 196 and 280 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	August 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
Corporate bonds	$(0.3)	$42.3	$—	$—	$(0.3)	$42.3
General obligation municipal bonds	(1.5)	298.9	(0.4)	29.1	(1.9)	328.0
Revenue municipal bonds	(1.1)	183.2	—	1.5	(1.1)	184.7
Total	$(2.9)	$524.4	$(0.4)	$30.6	$(3.3)	$555.0

	May 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
General obligation municipal bonds	$(3.8)	$535.1	$(0.5)	$26.3	$(4.3)	$561.4
Revenue municipal bonds	(3.2)	361.6	—	—	(3.2)	361.6
Total	$(7.0)	$896.7	$(0.5)	$26.3	$(7.5)	$923.0
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of August 31, 2015, that had unrealized losses totaling $3.3 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2015 and May 31, 2015 held an A rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three months ended August 31, 2015 and 2014. There were no realized losses recognized in any of the respective periods.

Note D: Funds Held for Clients and Corporate Investments — continued

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$369.7	$372.5
Due after one year through three years	697.9	705.8
Due after three years through five years	851.3	858.7
Due after five years	959.9	965.3
Total	$2,878.8	$2,902.3
Variable rate demand notes are primarily categorized as due after five years in the table above, as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
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

Note E: Fair Value Measurements — continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$198.0	$—	$198.0	$—
General obligation municipal bonds	22.0	—	22.0	—
Money market securities	0.1	0.1	—	—
Total cash equivalents	$220.1	$0.1	$220.0	$—
Available-for-sale securities:
Corporate bonds	$64.8	$—	$64.8	$—
General obligation municipal bonds	1,723.5	—	1,723.5	—
Pre-refunded municipal bonds	96.3	—	96.3	—
Revenue municipal bonds	957.6	—	957.6	—
U.S. government agency securities	37.1	—	37.1	—
Variable rate demand notes	23.0	—	23.0	—
Total available-for-sale securities	$2,902.3	$—	$2,902.3	$—
Other	$14.7	$14.7	$—	$—
Liabilities:
Other long-term liabilities	$14.7	$14.7	$—	$—

	May 31, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$15.0	$—	$15.0	$—
General obligation municipal bonds	55.1	—	55.1	—
Pre-refunded municipal bonds	20.5	—	20.5	—
Revenue municipal bonds	12.3	—	12.3	—
Money market securities	0.2	0.2	—	—
Total cash equivalents	$103.1	$0.2	$102.9	$—
Available-for-sale securities:
General obligation municipal bonds	$1,703.7	$—	$1,703.7	$—
Pre-refunded municipal bonds	102.7	—	102.7	—
Revenue municipal bonds	963.6	—	963.6	—
Variable rate demand notes	825.6	—	825.6	—
Total available-for-sale securities	$3,595.6	$—	$3,595.6	$—
Other	$14.2	$14.2	$—	$—
Liabilities:
Other long-term liabilities	$14.2	$14.2	$—	$—

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

In millions	August 31, 2015	May 31, 2015
Land and improvements	$8.3	$8.3
Buildings and improvements	102.4	102.1
Data processing equipment	191.4	190.9
Software	402.3	391.8
Furniture, fixtures, and equipment	140.1	145.6
Leasehold improvements	108.7	106.2
Construction in progress	27.0	28.5
Total property and equipment, gross	980.2	973.4
Less: Accumulated depreciation	630.1	619.5
Property and equipment, net of accumulated depreciation	$350.1	$353.9
Depreciation expense was $24.0 million for the three months ended August 31, 2015, compared to $22.7 million for the three months ended August 31, 2014.
Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $561.5 million as of both August 31, 2015 and May 31, 2015.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	August 31, 2015	May 31, 2015
Client lists	$247.9	$244.6
Other intangible assets	3.2	3.2
Total intangible assets, gross	251.1	247.8
Less: Accumulated amortization	218.1	215.4
Intangible assets, net of accumulated amortization	$33.0	$32.4
Amortization expense relating to intangible assets was $3.0 million for the three months ended August 31, 2015, compared with $3.8 million for the three months ended August 31, 2014.

Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization -- continued

As of August 31, 2015, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2016 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2016	$12.0
2017	$8.9
2018	$6.1
2019	$4.1
2020	$2.4
Note H: Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive income are as follows:

	For the three months ended August 31,
In millions	2015	2014
Beginning balance	$7.5	$21.5
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	6.3	4.6
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	—	(0.1)
Total other comprehensive income, net of tax	6.3	4.5
Ending balance	$13.8	$26.0
Total tax expense included in other comprehensive income	$3.6	$2.1
Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities. For the three months ended August 31, 2015 and 2014, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note I: Commitments and Contingencies
Lines of credit: As of August 31, 2015, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2016
Bank of America, N.A.	$250 million	February 28, 2016
PNC Bank, National Association	$150 million	February 28, 2016
Wells Fargo Bank, National Association	$150 million	February 28, 2016
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the three months ended August 31, 2015.
Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed next.

Note I: Commitments and Contingencies – continued

Credit facility: On August 5, 2015, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020. Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1.0 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date. This agreement supersedes the $750 million credit facility agreement set to expire on June 21, 2018, which was terminated as part of the new agreement.

There were no amounts outstanding under this credit facility as of August 31, 2015. During the three months ended August 31, 2015, the Company borrowed against this facility, for one day, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$200.0	3.25%
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of both August 31, 2015 and May 31, 2015, the Company had irrevocable standby letters of credit available totaling $43.0 million required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2015 and July 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2015.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $11.5 million and $9.5 million of capital assets as of August 31, 2015 and May 31, 2015, respectively.
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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2015. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, and capacity for deductibles and self-insured retentions through its captive insurance company.
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
Note J: Income Taxes
The Company’s effective income tax rate was 29.7% for the three months ended August 31, 2015 compared to 36.3% for the three months ended August 31, 2014.  The decrease in the effective income tax rate related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software the Company produced. During the three months ended August 31, 2015, the Company engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, the Company concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, recognized the tax benefits and related tax reserves as a discrete item during this period.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the three months ended August 31, 2015. The difference between the 36.0% effective tax rate and the federal statutory rate of 35.0% is due

Note J: Income Taxes – continued

to state income taxes, net of federal benefit, partially offset by tax-exempt municipal bond interest, consistent with the disclosure in our fiscal 2015 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three months ended August 31, 2015 and August 31, 2014, and our financial condition as of August 31, 2015. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2015 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2015 (“fiscal 2015”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
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
Business
We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; solid sales execution; providing a comprehensive suite of value-added HCM services; continued product penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses will lead to strong long-term performance.
We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. We support the small-business market through our core payroll, utilizing our robust Paychex FlexSM processing platform, or our SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions using a single platform and single employee record, or through our traditional mid-market platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service (“SaaS”) solution that integrates payroll processing with human resource management, employee benefits administration, time and labor management, applicant tracking and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of the business and have them integrated through one HCM solution.
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

Insurance services
Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life. Paychex also offers comprehensive solutions to help clients navigate health care reform.

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

Overview
We believe the fiscal year ending May 31, 2016 (“fiscal 2016”) is off to a good start with positive results across our major product lines. Our financial results for the three months ended August 31, 2015 (the “first quarter” or the “three months”) reflected Payroll service revenue growth of 5%. We experienced continued strong demand for our human resource services, including double-digit growth in the number of client worksite employees served. In addition, sales execution was strong, with the team-selling approach producing solid growth in new annualized revenue sold.

Our financial results continue to be impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for both the first quarter and the same period last year.
We continue to focus on driving growth in the number of clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are investing in our business, particularly in areas related to product development and supporting technology while maintaining strong operating income, net of certain items, as a percent of service revenue for the first quarter.
We are focused on enhancing our leading-edge technology, through continued integration in our Paychex Flex suite of services, which streamlines workforce management through innovative technology and flexible choice of service. We recently launched the new Paychex Flex Hiring module. Paychex Flex Hiring gives employers access to recruiting and employee screening, along with a robust onboarding module, through the Paychex Flex platform for a seamless flow of information and data access across the HCM spectrum. It provides management with an end-to-end view of employee information throughout the employee lifecycle, from pre-hire engagement to retirement.
We recently launched the Paychex Multicultural Business Development Ambassador Program. As part of this program, business owners will have access to the payroll, HR, and benefits expertise of Paychex and its employees, with multicultural ambassadors hosting educational seminars and workshops throughout the country. Beyond providing educational resources, the ambassadors are also taking an active role in their communities, building meaningful relationships with Hispanic-focused organizations and business groups.
Our full-service Paychex Employer Shared Responsibility (“ESR”) product continues to gain market acceptance. The Affordable Care Act (“ACA”) sets forth specific coverage and reporting requirements that employers must meet. Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work.
Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•	Total service revenue increased 8% to $712.2 million.

◦	Payroll service revenue increased 5% to $432.5 million.

◦	Human Resource Services (“HRS”) revenue increased 15% to $279.7 million.

•	Interest on funds held for clients increased 6% to $10.8 million.

•	Total revenue increased 8% to $723.0 million.

•
Operating income increased 11% to $296.1 million and operating income, net of certain items, increased 11% to $285.3 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•
Net income increased 22% to $209.1 million and diluted earnings per share increased 23% to $0.58 per share. Net income and diluted earnings per share were positively impacted by a net tax benefit on income from prior tax years, which resulted in an increase in diluted earnings per share of approximately $0.06 for the first quarter. Excluding this net tax benefit, net income and diluted earnings per share would have increased 11%.

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

Financial Position and Liquidity
Our financial position as of August 31, 2015, remained strong with cash and total corporate investments of $953.9 million and no debt. Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the first quarter, our primary short-term investment vehicles were bank demand deposit accounts, high-quality commercial paper, and variable rate demand notes (“VRDN”s).
A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $278.3 million for the three months. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2015, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2016 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our guidance is as follows:

	Low		High
Payroll service revenue	4%	—	5%
HRS revenue	10%	—	13%
Total service revenue	7%	—	8%
Net income (1)	8%	—	9%
(1) Net income guidance excludes the impact of a net tax benefit related to prior tax years that was recorded in the first quarter.
We anticipate our effective income tax rate will be approximately 36.0% excluding the net tax benefit related to prior tax years that was recorded in the first quarter. Our guidance for fiscal 2016 for interest on funds held for clients and operating income, net of certain items, as a percentage of service revenue are unchanged from the guidance we previously provided.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended August 31,
$ in millions	2015	2014	Change
Revenue:
Payroll service revenue	$432.5	$412.8	5%
HRS revenue	279.7	243.8	15%
Total service revenue	712.2	656.6	8%
Interest on funds held for clients	10.8	10.2	6%
Total revenue	723.0	666.8	8%
Combined operating and SG&A expenses	426.9	399.3	7%
Operating income	296.1	267.5	11%
Investment income, net	1.4	1.4	5%
Income before income taxes	297.5	268.9	11%
Income taxes	88.4	97.6	(9)%
Effective income tax rate	29.7%	36.3%
Net income	$209.1	$171.3	22%
Diluted earnings per share	$0.58	$0.47	23%
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2015, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended August 31,
$ in millions	2015	2014	Change
Average investment balances:
Funds held for clients	$3,819.6	$3,745.0	2%
Corporate investments	1,014.9	968.0	5%
Total	$4,834.5	$4,713.0	3%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.1%	1.1%
Corporate investments	0.7%	0.7%
Combined funds held for clients and corporate investments	1.0%	1.0%

Total net realized gains	$—	$0.1

As of: $ in millions	August 31, 2015	May 31, 2015
Net unrealized gain on available-for-sale securities (1)	$23.5	$13.6
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$2,902.3	$3,595.6
Weighted-average duration of available-for-sale securities in years (3)	3.3	3.2
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.7%	1.6%

(1)	The net unrealized gain on our investment portfolio was approximately $25.8 million as of September 23, 2015.

(2)	The Federal Funds rate was a range of 0% to 0.25% as of August 31, 2015 and May 31, 2015.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $432.5 million for the first quarter, reflecting an increase of 5%, compared to the same period last year. Payroll service revenue growth was attributable to increases in revenue per check and client base. Growth in revenue per check was the result of price increases, net of discounts. In addition, payroll service revenue benefited from one additional processing day compared to the same period last year.
Human Resource Services revenue: HRS revenue was $279.7 million for the first quarter, reflecting an increase of 15% compared to the same period last year. Our Paychex HR Services, which includes our ASO and PEO, is our largest HRS revenue stream. These services experienced strong growth in clients and client worksite employees served. Insurance services revenue benefited from continued growth of our full-service product assisting clients with health care reform, an increase in health and benefits applicants, and higher average premiums and clients in our workers' compensation insurance product. Our online HR administration services contributed to growth through increases in our client base for our SaaS solutions. Retirement services revenue increased as a result of growth in the number of plans served, and also benefited from an increase in asset fee revenue earned on the value of participants' funds.
Total service revenue: Total service revenue was $712.2 million for the first quarter, reflecting an increase of 8% compared to the same period last year. The increase was attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $10.8 million for the first quarter, reflecting an increase of 6% compared to the same period last year. The fluctuation was impacted by an increase in average investment balances of 2%, primarily attributable to growth in client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended August 31,
$ in millions	2015	2014	Change
Compensation-related expenses	$274.6	$256.2	7%
Depreciation and amortization	27.0	26.5	2%
Other expenses	125.3	116.6	7%
Total operating and SG&A expenses	$426.9	$399.3	7%
Total expenses were $426.9 million for the first quarter, reflecting an increase of 7% compared to the same period last year.
Compensation-related expenses increased 7% for the first quarter due to higher wages and performance-based compensation costs. As of both August 31, 2015 and 2014 we had approximately 12,900 employees.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.
Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Strong growth in our PEO also contributed to the growth in total expenses for the first quarter.
Operating income: Operating income was $296.1 million for the first quarter, reflecting an increase of 11%, compared with the same period last year. The changes in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended August 31,
$ in millions	2015	2014	Change
Operating income	$296.1	$267.5	11%
Excluding: Interest on funds held for clients	(10.8)	(10.2)	6%
Operating income, net of certain items	$285.3	$257.3	11%
Operating income, net of certain items as a percent of total service revenue	40%	39%
Operating income, net of certain items, is a non-GAAP financial measure. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.4 million for the first quarter, reflecting an increase of 5% compared to the same period last year. This increase was primarily the result of higher average investment balances. The growth rate for average investment balances was tempered by an increase in the shareholder dividend and stock repurchases.
Income taxes: Our effective income tax rate was 29.7% for the first quarter, compared to 36.3% for the respective prior year period.  The decrease in the effective income tax rate is related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer facing-software we produced. During the first quarter, we engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, we concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, we recorded the tax benefits and related tax reserves as a discrete item in the first quarter.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the first quarter.
Net income and earnings per share: Net income was $209.1 million for the first quarter, reflecting an increase of 22% compared to the same period last year. Diluted earnings per share was $0.58 per share for the first quarter, reflecting an increase of 23% compared to the same period last year. These fluctuations were attributable to the factors previously discussed.
LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of August 31, 2015 remained strong with cash and total corporate investments of $953.9 million and no debt. We believe that our investments as of August 31, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of August 31, 2015, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2016
Bank of America, N.A.	$250 million	February 28, 2016
PNC Bank, National Association	$150 million	February 28, 2016
Wells Fargo Bank, National Association	$150 million	February 28, 2016
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the three months ended August 31, 2015.
Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.

Credit facility: On August 5, 2015, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020. Under this credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1.0 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date. This agreement supersedes the $750 million credit facility set to expire on June 21, 2018, which was terminated as part of the new agreement.

There were no amounts outstanding under this credit facility as of August 31, 2015. During the three months ended August 31, 2015, the Company borrowed against this facility, for one day, as follows:

$ in millions Fiscal quarter	Amount borrowed	Interest rate
First quarter	$200.0	3.25%
Certain lenders under the new credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of August 31, 2015, we had irrevocable standby letters of credit available totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2015 and July 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2015.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $11.5 million of capital assets as of August 31, 2015.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2015. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of August 31, 2015.
Operating Cash Flow Activities

	For the three months ended August 31,
In millions	2015	2014
Net income	$209.1	$171.3
Non-cash adjustments to net income	69.7	63.0
Cash provided by changes in operating assets and liabilities	(0.5)	28.8
Net cash provided by operating activities	$278.3	$263.1

The increase in our operating cash flows for the three months, compared to the same period last year, was primarily a result of higher net income partially offset by fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.
Investing Cash Flow Activities

	For the three months ended August 31,
In millions	2015	2014
Net change in funds held for clients and corporate investment activities	$784.6	$412.8
Purchases of property and equipment	(21.2)	(24.9)
Acquisition of businesses, net of cash acquired	—	(27.5)
Purchases of other assets	(3.5)	(1.5)
Net cash provided by investing activities	$759.9	$358.9
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the three months and the corresponding prior year period reflect net cash inflows related to the sale of investments to fund client fund obligation remittances. The increase in the net cash inflows for the three months was primarily due to timing of remittance of client obligations as discussed below.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflect an immaterial business acquisition during the respective prior period. Purchases of other assets relates primarily to client list acquisitions.
Financing Cash Flow Activities

	For the three months ended August 31,
In millions, except per share amounts	2015	2014
Net change in client fund obligations	$(533.3)	$(137.1)
Dividends paid	(151.9)	(138.3)
Repurchases of common stock	(62.9)	(37.5)
Equity activity related to stock-based awards	(4.2)	1.0
Net cash provided by financing activities	$(752.3)	$(311.9)
Cash dividends per common share	$0.42	$0.38
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
The cash outflows related to the net change in client fund obligations for the three months and the corresponding period of fiscal 2015 were the result of higher remittances of employee tax withholdings than collections. This is typical for this period due to a reduction in tax collections due to FICA limits being reached. The higher cash outflow for the three months compared to the same period last fiscal year was due primarily due to client base growth and a timing impact. May 31, 2015 was a Sunday, whereas August 31, 2015 was a Monday. Mondays are not significant collection days, but additional cash outflows occurred to settle Readychex obligations. There was no timing impact on the prior year first quarter.

Dividends paid: In July 2015, the quarterly dividend to shareholders was increased 11% to $0.42 per share from $0.38 per share. The increase in dividend payments for the three months compared to the corresponding period last year is due to this increase in dividend, offset somewhat by the impact of fewer average shares outstanding as a result of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).
Repurchases of common stock: In May 2014, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2017. During the three months, we repurchased 1.3 million shares for $62.9 million compared to 0.9 million shares for $37.5 million during the respective prior year period.
Equity activity related to stock-based awards: Equity activity related to stock-based awards was a net cash outflow for the three months primarily as a result of an increase in shares withheld for taxes and retired related to restricted stock awards and restricted stock units, and slightly lower proceeds from the exercise of stock options for the three months compared to the corresponding period last year. For both the three months and for the corresponding period last year, 0.2 million options were exercised.
MARKET RISK FACTORS
Changes in interest rates and interest rate risk: Funds held for clients are comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our operating and investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolio is invested in high credit quality securities with a AA rating or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – as well as U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.
During the three months, our primary short-term investment vehicles were bank demand deposit accounts, high-quality commercial paper, and VRDNs. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the three months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.0%, consistent with the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2015 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$369.7	$372.5
Due after one year through three years	697.9	705.8
Due after three years through five years	851.3	858.7
Due after five years	959.9	965.3
Total	$2,878.8	$2,902.3
VRDNs are primarily categorized as due after five years in the table above, as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
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
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.2 billion for fiscal 2016. Our anticipated allocation is approximately 45% invested in short-term and VRDNs with an average duration of less than 30 days and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $23.5 million as of August 31, 2015, compared with a net unrealized gain of $13.6 million as of May 31, 2015. During the three months, the net unrealized gain on our investment portfolios ranged from $3.7 million to $28.8 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $25.8 million as of September 23, 2015.

As of August 31, 2015 and May 31, 2015, we had $2.9 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of August 31, 2015 and 1.6% as of May 31, 2015. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of August 31, 2015 would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2015 were not other-than-temporarily impaired. While $555.0 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $3.3 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2015 and May 31, 2015 held an A rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2015, filed with the SEC on July 21, 2015. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of August 31, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended August 31, 2015. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended August 31, 2015:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
June 1, 2015 - June 30, 2015	—	$—	$167,604,108
July 1, 2015 - July 31, 2015	300,000	$47.61	$153,320,706
August 1, 2015 - August 31, 2015	1,012,815	$47.99	$104,716,067
Total for the period	1,312,815	$47.90	$104,716,067

In May 2014, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2017. The stock repurchase program may be suspended or discontinued by management at any time. All shares of stock repurchased during the three months ended August 31, 2015 were purchased pursuant to the program and were retired.

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
PAYCHEX, INC.

Date:	September 30, 2015	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 30, 2015	/s/ Efrain Rivera
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