Form 10-Q
period 2015-11-30
PAYCHEX INC
filed 2015-12-23
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	360,946,213	Shares
CLASS	OUTSTANDING AS OF	November 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended November 30,		For the six months ended November 30,
	2015	2014	2015	2014
Revenue:
Service revenue	$711.3	$665.9	$1,423.5	$1,322.5
Interest on funds held for clients	11.1	10.4	21.9	20.6
Total revenue	722.4	676.3	1,445.4	1,343.1
Expenses:
Operating expenses	205.2	199.1	410.9	393.4
Selling, general and administrative expenses	223.0	207.0	444.2	412.0
Total expenses	428.2	406.1	855.1	805.4
Operating income	294.2	270.2	590.3	537.7
Investment income, net	1.6	1.4	3.0	2.8
Income before income taxes	295.8	271.6	593.3	540.5
Income taxes	106.6	98.6	195.0	196.2
Net income	189.2	173.0	398.3	344.3

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	6.5	(3.6)	12.8	0.9
Total other comprehensive income/(loss), net of tax	6.5	(3.6)	12.8	0.9
Comprehensive income	$195.7	$169.4	$411.1	$345.2

Basic earnings per share	$0.52	$0.48	$1.10	$0.95
Diluted earnings per share	$0.52	$0.47	$1.10	$0.94
Weighted-average common shares outstanding	360.7	363.0	360.9	363.1
Weighted-average common shares outstanding, assuming dilution	362.3	364.6	362.6	364.6
Cash dividends per common share	$0.42	$0.38	$0.84	$0.76

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	November 30, 2015	May 31, 2015
ASSETS
Cash and cash equivalents	$412.3	$170.0
Corporate investments	64.1	366.6
Interest receivable	36.7	37.9
Accounts receivable, net of allowance for doubtful accounts	241.1	176.6
Deferred income taxes	—	15.0
Prepaid income taxes	65.5	12.9
Prepaid expenses and other current assets	62.7	50.8
Current assets before funds held for clients	882.4	829.8
Funds held for clients	3,720.1	4,273.4
Total current assets	4,602.5	5,103.2
Long-term corporate investments	436.5	399.8
Property and equipment, net of accumulated depreciation	352.7	353.9
Intangible assets, net of accumulated amortization	31.3	32.4
Goodwill	561.5	561.5
Other long-term assets	32.3	31.7
Total assets	$6,016.8	$6,482.5

LIABILITIES
Accounts payable	$47.4	$51.7
Accrued compensation and related items	194.0	210.4
Deferred income taxes	15.8	—
Other current liabilities	63.2	50.8
Current liabilities before client fund obligations	320.4	312.9
Client fund obligations	3,689.5	4,260.1
Total current liabilities	4,009.9	4,573.0
Accrued income taxes	67.2	44.8
Deferred income taxes	14.4	16.8
Other long-term liabilities	67.0	62.4
Total liabilities	4,158.5	4,697.0

COMMITMENTS AND CONTINGENCIES – NOTE I

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.9 shares as of November 30, 2015 and 361.2 shares as of May 31, 2015, respectively.	3.6	3.6
Additional paid-in capital	920.5	880.1
Retained earnings	913.9	894.3
Accumulated other comprehensive income	20.3	7.5
Total stockholders’ equity	1,858.3	1,785.5
Total liabilities and stockholders’ equity	$6,016.8	$6,482.5
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the six months ended November 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$398.3	$344.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	54.7	52.5
Amortization of premiums and discounts on available-for-sale securities, net	38.4	37.5
Stock-based compensation costs	17.5	15.4
Provision for deferred income taxes	21.9	14.4
Provision for allowance for doubtful accounts	0.6	0.7
Net realized gains on sales of available-for-sale securities	—	(0.2)
Changes in operating assets and liabilities:
Interest receivable	1.2	(0.1)
Accounts receivable	(65.1)	(56.3)
Prepaid expenses and other current assets	(64.6)	(0.9)
Accounts payable and other current liabilities	(4.2)	0.6
Net change in other assets and liabilities	21.2	(3.2)
Net cash provided by operating activities	419.9	404.7
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,541.0)	(20,449.7)
Proceeds from sales and maturities of available-for-sale securities	3,201.2	20,522.9
Net change in funds held for clients’ money market securities and other cash equivalents	141.9	55.8
Purchases of property and equipment	(48.5)	(45.6)
Acquisition of businesses, net of cash acquired	—	(27.1)
Purchases of other assets	(4.9)	(1.6)
Net cash provided by investing activities	748.7	54.7
FINANCING ACTIVITIES
Net change in client fund obligations	(570.6)	(166.9)
Dividends paid	(303.6)	(276.2)
Repurchases of common shares	(62.9)	(52.5)
Equity activity related to stock-based awards	10.8	24.1
Net cash used in financing activities	(926.3)	(471.5)
Increase/(decrease) in cash and cash equivalents	242.3	(12.1)
Cash and cash equivalents, beginning of period	170.0	152.5
Cash and cash equivalents, end of period	$412.3	$140.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2015
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the six months ended November 30, 2015 and 2014. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2015 and May 31, 2015. In addition, the Company has an equity method investment for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2015 (“fiscal 2015”). Operating results and cash flows for the six months ended November 30, 2015 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2016 (“fiscal 2016”).
Subsequent events: The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements. On December 22, 2015, the Company announced it has completed the acquisition of Advance Partners, a leading provider of integrated financial, operational, and strategic services to support independent staffing firms. This business acquisition is not anticipated to have a material impact on the Company's results of operations for the remainder of fiscal 2016.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.7 million and $17.5 million for the three and six months ended November 30, 2015 as compared with $7.9 million and $15.4 million for the three and six months ended November 30, 2014. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2015 Form 10-K.

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the six months ended November 30, 2015.
Recently issued accounting pronouncements: In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 will require that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. This guidance is applicable to the Company's fiscal year beginning June 1, 2017. The Company is currently evaluating this guidance, including early application, but does not anticipate a material impact to its consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) – (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient. Consensuses of the Emerging Issues Task Force.” ASU No. 2015-12 designates contract value as the only required measure for fully benefit-responsive investment contracts; simplifies and makes more effective the investment disclosure requirements under Accounting Standards Codification (“ASC”) topic 820 for fair value, and topics 960, 962 and 965 for employee benefit plans; and provides a similar measurement date practical expedient for employee benefit plans. ASU No. 2015-12 is effective for fiscal years beginning on or after December 15, 2015, and is applicable to the Company's financial reporting for its defined contribution employee benefit plans as of January 1, 2016. This guidance will not have a material impact on the Company's consolidated financial statements.
Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions, except per share amounts	2015	2014	2015	2014
Basic earnings per share:
Net income	$189.2	$173.0	$398.3	$344.3
Weighted-average common shares outstanding	360.7	363.0	360.9	363.1
Basic earnings per share	$0.52	$0.48	$1.10	$0.95
Diluted earnings per share:
Net income	$189.2	$173.0	$398.3	$344.3
Weighted-average common shares outstanding	360.7	363.0	360.9	363.1
Dilutive effect of common share equivalents	1.6	1.6	1.7	1.5
Weighted-average common shares outstanding, assuming dilution	362.3	364.6	362.6	364.6
Diluted earnings per share	$0.52	$0.47	$1.10	$0.94
Weighted-average anti-dilutive common share equivalents	0.8	0.8	0.6	0.6
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended November 30, 2015 and 2014, 0.4 million and 0.7 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the six months ended November 30, 2015 and 2014, 1.1 million and 1.4 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

Note B - Basic and Diluted Earnings Per Share - continued

In May 2014, the Board of Directors approved a program to repurchase up to $350 million of the Company's common stock, with authorization expiring on May 31, 2017. No shares were repurchased during the three months ended November 30, 2015. During the six months ended November 30, 2015, the Company repurchased 1.3 million shares for $62.9 million. During the three and six months ended November 30, 2014, the Company repurchased 0.4 million shares for $15.0 million and 1.3 million shares for $52.5 million, respectively. Shares repurchased were retired.
Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended November 30,		For the six months ended November 30,
In millions	2015	2014	2015	2014
Interest income on corporate funds	$2.1	$2.0	$4.0	$3.9
Interest expense	(0.3)	(0.3)	(0.5)	(0.6)
Net loss from equity-method investments	(0.2)	(0.3)	(0.5)	(0.5)
Investment income, net	$1.6	$1.4	$3.0	$2.8

Note D: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	November 30, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,288.1	$—	$—	$1,288.1
Available-for-sale securities:
Corporate bonds	87.2	0.6	(0.1)	87.7
General obligation municipal bonds	1,676.5	21.4	(0.5)	1,697.4
Pre-refunded municipal bonds(1)	84.4	1.8	—	86.2
Revenue municipal bonds	932.7	11.1	(0.5)	943.3
U.S. government agency securities	87.9	0.2	(0.1)	88.0
Variable rate demand notes	14.7	—	—	14.7
Total available-for-sale securities	2,883.4	35.1	(1.2)	2,917.3
Other	14.2	1.2	(0.1)	15.3
Total funds held for clients and corporate investments	$4,185.7	$36.3	$(1.3)	$4,220.7

Note D: Funds Held for Clients and Corporate Investments — continued

	May 31, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,430.0	$—	$—	$1,430.0
Available-for-sale securities:
General obligation municipal bonds	1,694.0	14.0	(4.3)	1,703.7
Pre-refunded municipal bonds(1)	101.7	1.0	—	102.7
Revenue municipal bonds	960.7	6.1	(3.2)	963.6
Variable rate demand notes	825.6	—	—	825.6
Total available-for-sale securities	3,582.0	21.1	(7.5)	3,595.6
Other	12.7	1.5	—	14.2
Total funds held for clients and corporate investments	$5,024.7	$22.6	$(7.5)	$5,039.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.
Included in money market securities and other cash equivalents as of November 30, 2015 and May 31, 2015 were bank demand deposit accounts, commercial paper, short-term municipal bonds, and money market securities.
Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	November 30, 2015	May 31, 2015
Funds held for clients	$3,720.1	$4,273.4
Corporate investments	64.1	366.6
Long-term corporate investments	436.5	399.8
Total funds held for clients and corporate investments	$4,220.7	$5,039.8
The Company’s available-for-sale securities reflected a net unrealized gain of $33.9 million as of November 30, 2015 compared with a net unrealized gain of $13.6 million as of May 31, 2015. Included in the net unrealized gain as of November 30, 2015 and May 31, 2015 there were 93 and 280 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	November 30, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
Corporate bonds	$(0.1)	$19.6	$—	$—	$(0.1)	$19.6
General obligation municipal bonds	(0.2)	88.5	(0.3)	24.0	(0.5)	112.5
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	(0.5)	77.8	—	1.5	(0.5)	79.3
U.S. government agency securities	(0.1)	35.7	—	—	(0.1)	35.7
Total	$(0.9)	$227.3	$(0.3)	$25.5	$(1.2)	$252.8

Note D: Funds Held for Clients and Corporate Investments — continued

	May 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
General obligation municipal bonds	$(3.8)	$535.1	$(0.5)	$26.3	$(4.3)	$561.4
Revenue municipal bonds	(3.2)	361.6	—	—	(3.2)	361.6
Total	$(7.0)	$896.7	$(0.5)	$26.3	$(7.5)	$923.0
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of November 30, 2015, that had unrealized losses totaling $1.2 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2015 and May 31, 2015 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.
Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three and six months ended November 30, 2015 and 2014. There were no realized losses recognized in any of the respective periods.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$348.0	$350.5
Due after one year through three years	720.4	726.8
Due after three years through five years	877.7	888.1
Due after five years	937.3	951.9
Total	$2,883.4	$2,917.3
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

Note E: Fair Value Measurements — continued

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$112.4	$—	$112.4	$—
General obligation municipal bonds	6.3	—	6.3	—
Total cash equivalents	$118.7	$—	$118.7	$—
Available-for-sale securities:
Corporate bonds	$87.7	$—	$87.7	$—
General obligation municipal bonds	1,697.4	—	1,697.4	—
Pre-refunded municipal bonds	86.2	—	86.2	—
Revenue municipal bonds	943.3	—	943.3	—
U.S. government agency securities	88.0	—	88.0	—
Variable rate demand notes	14.7	—	14.7	—
Total available-for-sale securities	$2,917.3	$—	$2,917.3	$—
Other	$15.3	$15.3	$—	$—
Liabilities:
Other long-term liabilities	$15.3	$15.3	$—	$—

Note E: Fair Value Measurements — continued

	May 31, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$15.0	$—	$15.0	$—
General obligation municipal bonds	55.1	—	55.1	—
Pre-refunded municipal bonds	20.5	—	20.5	—
Revenue municipal bonds	12.3	—	12.3	—
Money market securities	0.2	0.2	—	—
Total cash equivalents	$103.1	$0.2	$102.9	$—
Available-for-sale securities:
General obligation municipal bonds	$1,703.7	$—	$1,703.7	$—
Pre-refunded municipal bonds	102.7	—	102.7	—
Revenue municipal bonds	963.6	—	963.6	—
Variable rate demand notes	825.6	—	825.6	—
Total available-for-sale securities	$3,595.6	$—	$3,595.6	$—
Other	$14.2	$14.2	$—	$—
Liabilities:
Other long-term liabilities	$14.2	$14.2	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Commercial paper is included in Level 2 because it may not trade on a daily basis. Available-for-sale securities, including municipal and corporate bonds, and short-term municipal bonds with a maturity of less than 90 days included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.
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

In millions	November 30, 2015	May 31, 2015
Land and improvements	$8.3	$8.3
Buildings and improvements	102.4	102.1
Data processing equipment	190.5	190.9
Software	425.1	391.8
Furniture, fixtures, and equipment	133.8	145.6
Leasehold improvements	106.7	106.2
Construction in progress	18.3	28.5
Total property and equipment, gross	985.1	973.4
Less: Accumulated depreciation	632.4	619.5
Property and equipment, net of accumulated depreciation	$352.7	$353.9
Depreciation expense was $24.7 million and $48.7 million for the three and six months ended November 30, 2015, respectively, compared to $22.5 million and $45.2 million for the three and six months ended November 30, 2014, respectively.
Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $561.5 million as of both November 30, 2015 and May 31, 2015.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	November 30, 2015	May 31, 2015
Client lists	$248.9	$244.6
Other intangible assets	3.2	3.2
Total intangible assets, gross	252.1	247.8
Less: Accumulated amortization	220.8	215.4
Intangible assets, net of accumulated amortization	$31.3	$32.4
Amortization expense relating to intangible assets was $3.0 million and $6.0 million for the three and six months ended November 30, 2015, respectively, compared with $3.5 million and $7.3 million for the three and six months ended November 30, 2014, respectively.
As of November 30, 2015, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2016 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2016	$12.2
2017	$9.2
2018	$6.4
2019	$4.3
2020	$2.5

Note H: Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive income are as follows:

	For the three months ended November 30,		For the six months ended November 30,
In millions	2015	2014	2015	2014
Beginning balance	$13.8	$26.0	$7.5	$21.5
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	6.5	(3.6)	12.8	1.0
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	—	—	—	(0.1)
Total other comprehensive income/(loss), net of tax	6.5	(3.6)	12.8	0.9
Ending balance	$20.3	$22.4	$20.3	$22.4
Total tax expense/(benefit) included in other comprehensive income/(loss)	$3.8	$(1.9)	$7.4	$0.2
Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities. For the three and six months ended November 30, 2015 and 2014, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note I: Commitments and Contingencies
Lines of credit: As of November 30, 2015, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2016
Bank of America, N.A.	$250 million	February 28, 2016
PNC Bank, National Association	$150 million	February 28, 2016
Wells Fargo Bank, National Association	$150 million	February 28, 2016
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the six months ended November 30, 2015.
Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed next.

Credit facility: On August 5, 2015, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020. Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date. This agreement supersedes the $750 million credit facility agreement set to expire on June 21, 2018, which was terminated as part of the new agreement.

Note I: Commitments and Contingencies – continued

There were no amounts outstanding under this credit facility as of November 30, 2015 and 2014. During the three and six months ended November 30, 2015 and 2014, the Company borrowed against this facility, and its predecessor facility, one or two times during a quarter overnight as follows:

	For the three months ended November 30,		For the six months ended November 30,
$ in millions	2015	2014	2015	2014
Maximum amount outstanding	$350.0	$150.0	$350.0	$150.0
Average amount borrowed	$225.0	$150.0	$217.0	$125.0
Weighted-average interest rate	3.25%	3.25%	3.25%	3.25%
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of both November 30, 2015 and May 31, 2015, the Company had irrevocable standby letters of credit available totaling $43.0 million required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2016 and December 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2015.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $6.5 million and $9.5 million of capital assets as of November 30, 2015 and May 31, 2015, respectively.
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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2015. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, and capacity for deductibles and self-insured retentions through its captive insurance company.
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
Note J: Income Taxes
The Company’s effective income tax rate was 36.0% for the three months ended November 30, 2015 and 32.9% for the six months ended November 30, 2015, compared to 36.3% for the three and six months ended November 30, 2014.  The decrease in the effective income tax rate for the six months of fiscal 2016 related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software the Company produced. During the three months ended August 31, 2015, the Company engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, the Company concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, recognized the tax benefits and related tax reserves as a discrete item during this period.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the six months ended November 30, 2015. The difference between the 36.0% effective tax rate and the federal statutory rate of 35.0% is due to state income taxes, net of federal benefit, partially offset by tax-exempt municipal bond interest, consistent with the disclosure in our fiscal 2015 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and six months ended November 30, 2015 and November 30, 2014, and our financial condition as of November 30, 2015. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2015 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2015 (“fiscal 2015”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
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

•	changes in health insurance and workers’ compensation rates and underlying claims trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•	the possibility of a security breach that disrupts operations or exposes confidential client data;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

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
Business
We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued product penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses will lead to strong long-term performance.
We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and human resource needs. Our payroll services are the foundation of our service portfolio. We support the small-business market through our core payroll, utilizing our integrated Paychex FlexSM processing platform, or our SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions using a single platform and single employee record, or through our traditional mid-market platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service (“SaaS”) solution that integrates payroll processing with human resource management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of their business and have them integrated through one HCM solution.
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

The Company also offers certain accounting and financial services, which includes a cloud-based accounting service, payment processing services, payment distribution services, and a small-business loan resource center.
Overview
Our financial results for the three months ended November 30, 2015 (the “second quarter”) reflected continued growth across our major product lines. Payroll service revenue increased 4% and we continued to experience good sales execution. We experienced strong demand for our human resource services, including double-digit growth in the number of client worksite employees served.
Our financial results continue to be impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.1% for both the second quarter and the same period last year. On December 16, 2015, the U.S. Federal Reserve announced that they are raising the Federal Funds rate by 25 basis points. This was the first interest rate hike in nearly a decade.
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

We are focused on enhancing our leading-edge technology, through continued integration in our Paychex Flex suite of services, which streamlines workforce management through innovative technology and flexible choice of service. During the second quarter, we released the new Paychex Flex Time and Paychex Flex Benefits Administration modules. We believe that Paychex Flex Time is a revolutionary time and attendance solution, built in the cloud for real-time data access, and designed to be easy and intuitive to use. We believe it gives employers unprecedented visibility and control over labor costs, helping drive tangible increases in savings, output, and performance. Paychex Flex Benefits Administration provides employers with a robust, customizable system built to improve productivity, communication, and decision-making, allowing for additional oversight and control of employee information to effectively manage a company’s benefit plans.
Our full-service Paychex Employer Shared Responsibility (“ESR”) product continues to gain market acceptance. The Affordable Care Act (“ACA”) sets forth specific coverage and reporting requirements that employers must meet. Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work.
Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Total revenue increased 7% to $722.4 million.

•	Total service revenue increased 7% to $711.3 million.

◦	Payroll service revenue increased 4% to $427.4 million.

◦	Human Resource Services (“HRS”) revenue increased 11% to $283.9 million.

•	Interest on funds held for clients increased 8% to $11.1 million.

•
Operating income increased 9% to $294.2 million and operating income, net of certain items, increased 9% to $283.1 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income increased 9% to $189.2 million and diluted earnings per share increased 11% to $0.52 per share.
Subsequent Event
On December 22, 2015, we announced the completion of the acquisition of Advance Partners, a leading provider of integrated financial, operational, and strategic services to support independent staffing firms. Advance Partners offers customizable solutions to the temporary staffing industry, including payroll funding and outsourcing services. This acquisition is not anticipated to have a material impact to our results of operations for the remainder of the fiscal year.
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

Financial Position and Liquidity
Our financial position as of November 30, 2015, remained strong with cash and total corporate investments of $912.9 million and no debt. Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities, and corporate bonds. During the second quarter, our primary short-term investment vehicles were bank demand deposit accounts, high-quality commercial paper, and variable rate demand notes (“VRDN”s).
A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $419.9 million for the six months ended November 30, 2015 (the “six months”). Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of November 30, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.
For further analysis of our results of operations for the second quarter and our financial position as of November 30, 2015, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for fiscal 2016 is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our guidance is as follows:

	Low		High
Payroll service revenue	4%	—	5%
HRS revenue	10%	—	13%
Total service revenue	7%	—	8%
Net income (1)	8%	—	9%
(1) Net income guidance excludes the impact of a net tax benefit related to prior tax years that was recorded in the first quarter ended August 31, 2015 (the “first quarter”).
We anticipate our effective income tax rate for fiscal 2016 will be approximately 36.0%, excluding the net tax benefit related to prior tax years that was recorded in the first quarter. Our guidance for fiscal 2016 for interest on funds held for clients and operating income, net of certain items, as a percentage of service revenue are unchanged from the guidance we previously provided.
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

RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2015	2014	Change	2015	2014	Change
Revenue:
Payroll service revenue	$427.4	$411.2	4%	$859.9	$824.0	4%
HRS revenue	283.9	254.7	11%	563.6	498.5	13%
Total service revenue	711.3	665.9	7%	1,423.5	1,322.5	8%
Interest on funds held for clients	11.1	10.4	8%	21.9	20.6	7%
Total revenue	722.4	676.3	7%	1,445.4	1,343.1	8%
Combined operating and SG&A expenses	428.2	406.1	5%	855.1	805.4	6%
Operating income	294.2	270.2	9%	590.3	537.7	10%
Investment income, net	1.6	1.4	5%	3.0	2.8	5%
Income before income taxes	295.8	271.6	9%	593.3	540.5	10%
Income taxes	106.6	98.6	8%	195.0	196.2	(1)%
Effective income tax rate	36.0%	36.3%		32.9%	36.3%
Net income	$189.2	$173.0	9%	$398.3	$344.3	16%
Diluted earnings per share	$0.52	$0.47	11%	$1.10	$0.94	17%
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2015, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2015	2014	Change	2015	2014	Change
Average investment balances:
Funds held for clients	$3,687.6	$3,663.3	1%	$3,753.6	$3,704.1	1%
Corporate investments	986.8	970.5	2%	1,000.8	969.3	3%
Total	$4,674.4	$4,633.8	1%	$4,754.4	$4,673.4	2%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.1%		1.2%	1.1%
Corporate investments	0.8%	0.8%		0.8%	0.8%
Combined funds held for clients and corporate investments	1.1%	1.1%		1.1%	1.0%

Total net realized gains	$—	$0.1		$—	$0.2

As of: $ in millions	November 30, 2015	May 31, 2015
Net unrealized gain on available-for-sale securities (1)	$33.9	$13.6
Federal Funds rate (2)	0.25%	0.25%
Total fair value of available-for-sale securities	$2,917.3	$3,595.6
Weighted-average duration of available-for-sale securities in years (3)	3.3	3.2
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.7%	1.6%

(1)	The net unrealized gain on our investment portfolio was approximately $31.0 million as of December 17, 2015.

(2)
The Federal Funds rate was a range of 0% to 0.25% as of November 30, 2015 and May 31, 2015. On December 16, 2015, the U.S. Federal Reserve announced it is raising the Federal Funds rate by 25 basis points to a range of 0.25% to 0.50%.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue was $427.4 million for the second quarter and $859.9 million for the six months, reflecting an increase of 4% for both periods compared to the same periods last year. Payroll service revenue growth was attributable to increases in client base and revenue per check. The growth in revenue per check was the result of price increases, net of discounts.
Human Resource Services revenue: HRS revenue was $283.9 million for the second quarter and $563.6 million for the six months, reflecting increases of 11% and 13%, respectively, compared to the same periods last year. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO. These services experienced strong growth as a result of increases in clients and client worksite employees served. Insurance services revenue benefited from continued growth of our full-service product assisting clients with health care reform and an increase in health and benefits applicants, along with higher average premiums and clients in our workers' compensation insurance product. Our online HR administration services contributed to growth through increases in our client base for our SaaS solutions. Retirement services continued to grow in the number of plans served, and also benefited from an increase in the asset fee revenue earned on the value of participants' funds. Retirement services revenue growth was offset by the impact of pricing in the prior year.
Total service revenue: Total service revenue was $711.3 million for the second quarter and $1.4 billion for the six months, reflecting increases of 7% and 8%, respectively, compared to the same periods last year. The increases were attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $11.1 million for the second quarter and $21.9 million for the six months, reflecting increases of 8% and 7%, respectively, compared to the same periods last year. The increases resulted from higher average interest rates earned and higher average investment balances. The increase in average investment balances of 1% during both the second quarter and six months was primarily from growth in our client base.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2015	2014	Change	2015	2014	Change
Compensation-related expenses	$274.0	$258.8	6%	$548.6	$515.0	7%
Depreciation and amortization	27.7	26.0	6%	54.7	52.5	4%
Other expenses	126.5	121.3	4%	251.8	237.9	6%
Total operating and SG&A expenses	$428.2	$406.1	5%	$855.1	$805.4	6%
Total expenses were $428.2 million for the second quarter and $855.1 million for the six months, reflecting increases of 5% and 6%, respectively, compared to the same periods last year.
Compensation-related expenses increased 6% for the second quarter and 7% for the six months due to higher wages and performance-based compensation costs. As of November 30, 2015 and 2014 we had approximately 13,100 and 13,000 employees, respectively.
Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.
Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Growth in our PEO also contributed to the growth in total expenses for both the second quarter and six months.
Operating income: Operating income was $294.2 million for the second quarter and $590.3 million for the six months, reflecting increases of 9%, and 10%, respectively, compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is summarized as follows:

	For the three months ended November 30,			For the six months ended November 30,
$ in millions	2015	2014	Change	2015	2014	Change
Operating income	$294.2	$270.2	9%	$590.3	$537.7	10%
Excluding: Interest on funds held for clients	(11.1)	(10.4)	8%	(21.9)	(20.6)	7%
Operating income, net of certain items	$283.1	$259.8	9%	$568.4	$517.1	10%
Operating income, net of certain items as a percent of total service revenue	40%	39%		40%	39%
Operating income, net of certain items, is a non-GAAP financial measure. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.6 million for the second quarter and $3.0 million for the six months, reflecting an increase of 5% for both periods compared to the same periods last year. The increases were primarily the result of higher average investment balances. The growth rate for average investment balances was tempered by an increase in the shareholder dividend and stock repurchases.
Income taxes: Our effective income tax rate was 36.0% for the second quarter and 32.9% for the six months, compared to 36.3% for both of the respective prior year periods.  The decrease in the effective income tax rate for the six months is related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software we produced. During the three months ended August 31, 2015 (the “first quarter”), we engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, we concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, we recorded the tax benefits and related tax reserves as a discrete item in the first quarter.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the six months.
Net income and earnings per share: Net income was $189.2 million for the second quarter and $398.3 million for the six months, reflecting increases of 9% and 16%, respectively, compared to the same periods last year. Diluted earnings per share was $0.52 per share for the second quarter and $1.10 for the six months, also reflecting increases of 11% and 17%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed. Excluding the net tax benefit recognized in the first quarter, net income and diluted earnings per share for the six months would have increased 10% and 12%, respectively, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of November 30, 2015 remained strong with cash and total corporate investments of $912.9 million and no debt. We believe that our investments as of November 30, 2015 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2015, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.
Commitments and Contingencies
Lines of credit: As of November 30, 2015, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2016
Bank of America, N.A.	$250 million	February 28, 2016
PNC Bank, National Association	$150 million	February 28, 2016
Wells Fargo Bank, National Association	$150 million	February 28, 2016

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the six months ended November 30, 2015.
Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.
Credit facility: On August 5, 2015, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020. Under this credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date. This agreement supersedes the $750 million credit facility set to expire on June 21, 2018, which was terminated as part of the new agreement.

There were no amounts outstanding under this credit facility as of November 30, 2015. During the three and six months ended November 30, 2015 and 2014, we borrowed against this facility, or its predecessor facility, one or two times during a quarter overnight as follows:

	For the three months ended November 30,		For the six months ended November 30,
$ in millions	2015	2014	2015	2014
Maximum amount outstanding	$350.0	$150.0	$350.0	$150.0
Average amount borrowed	$225.0	$150.0	$217.0	$125.0
Weighted-average interest rate	3.25%	3.25%	3.25%	3.25%
Certain lenders under the new credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Letters of credit: As of November 30, 2015, we had irrevocable standby letters of credit available totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2016 and December 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2015.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $6.5 million of capital assets as of November 30, 2015.
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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2015. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of November 30, 2015.

Operating Cash Flow Activities

	For the six months ended November 30,
In millions	2015	2014
Net income	$398.3	$344.3
Non-cash adjustments to net income	133.1	120.3
Cash provided by changes in operating assets and liabilities	(111.5)	(59.9)
Net cash provided by operating activities	$419.9	$404.7
The increase in our operating cash flows for the six months, compared to the same period last year, was primarily a result of higher net income partially offset by fluctuations in operating assets and liabilities. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.
Investing Cash Flow Activities

	For the six months ended November 30,
In millions	2015	2014
Net change in funds held for clients and corporate investment activities	$802.1	$129.0
Purchases of property and equipment	(48.5)	(45.6)
Acquisition of businesses, net of cash acquired	—	(27.1)
Purchases of other assets	(4.9)	(1.6)
Net cash provided by investing activities	$748.7	$54.7
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the six months and the corresponding prior year period reflect net cash inflows related to the sale of investments to fund client fund obligation remittances. The increase in the net cash inflows for the six months was primarily due to timing of client obligation remittances as discussed under “Net change in client fund obligations” within “Financing Cash Flow Activities” section that follows. In addition, there were higher net cash inflows from the sales, net of purchases, of VRDNs during the six months compared to the respective period last year. This was due to a change in the mix of investments as we utilized less VRDNs and more cash equivalents in our short-term portfolio.
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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflect an immaterial business acquisition during the respective prior year period. Purchases of other assets relates primarily to client list acquisitions.
Financing Cash Flow Activities

	For the six months ended November 30,
In millions, except per share amounts	2015	2014
Net change in client fund obligations	$(570.6)	$(166.9)
Dividends paid	(303.6)	(276.2)
Repurchases of common stock	(62.9)	(52.5)
Equity activity related to stock-based awards	10.8	24.1
Net cash provided by financing activities	$(926.3)	$(471.5)
Cash dividends per common share	$0.84	$0.76

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
The cash outflows related to the net change in client fund obligations for the six months and the corresponding period of prior year were the result of higher remittances of employee tax withholdings than collections. This is typical for this period due to a reduction in tax collections due to FICA limits being reached. The higher cash outflow for the six months compared to the same period last year was due primarily to timing of client remittances for tax payments and net payroll obligations. May 31, 2015 was a Sunday, whereas November 30, 2015 was a Monday. Mondays are not significant collection days, but additional cash outflows occurred to settle Readychex and tax payment obligations. There was no significant timing impact on the respective prior year period.
Dividends paid: In July 2015, the quarterly dividend to shareholders was increased 11% to $0.42 per share from $0.38 per share. The increase in dividend payments for the six months compared to the corresponding period last year is due to this increase in dividend, offset somewhat by the impact of fewer average shares outstanding as a result of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).
Repurchases of common stock: In May 2014, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2017. During the six months, we repurchased 1.3 million shares for $62.9 million compared to 1.3 million shares for $52.5 million during the respective prior year period.
Equity activity related to stock-based awards: Net cash inflows from equity activity related to stock-based awards decreased for the six months compared to the respective prior year period primarily as a result of lower proceeds from the exercise of stock options. For the six months, 0.6 million options were exercised compared to 0.9 million for the respective prior year period. In addition, the six months reflects an increase in shares withheld and retired related to vesting of restricted stock and restricted stock units.
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
During the six months, our primary short-term investment vehicles were bank demand deposit accounts, high-quality commercial paper, and VRDNs. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the six months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1% compared with 1.0% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2015 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2015 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2015
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$348.0	$350.5
Due after one year through three years	720.4	726.8
Due after three years through five years	877.7	888.1
Due after five years	937.3	951.9
Total	$2,883.4	$2,917.3
VRDNs are primarily categorized as due after five years in the table above, as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate has remained at a range of zero to 0.25% since December 2008. On December 16, 2015, the U.S. Federal Reserve announced that they are raising the Federal Funds rate 25 basis points to a range of 0.25% to 0.50%.
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
Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.1 billion for fiscal 2016. Our anticipated allocation is approximately 45% invested in short-term and VRDNs with an average duration of less than 30 days and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.
The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $33.9 million as of November 30, 2015, compared with a net unrealized gain of $13.6 million as of May 31, 2015. During the six months, the net unrealized gain on our investment portfolios ranged from $3.7 million to $43.2 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $31.0 million as of December 17, 2015.
As of November 30, 2015 and May 31, 2015, we had $2.9 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of November 30, 2015 and 1.6% as of May 31, 2015. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of November 30, 2015 would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2015 were not other-than-temporarily impaired. While $252.8 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $1.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2015 and May 31, 2015 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of November 30, 2015, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended November 30, 2015. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PAYCHEX, INC.

Date:	December 23, 2015	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2015	/s/ Efrain Rivera
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