Form 10-Q
period 2016-02-29
PAYCHEX INC
filed 2016-03-30
CIK 723531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
Commission file number 0-11330

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	360,121,054	Shares
CLASS	OUTSTANDING AS OF	February 29, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue:
Service revenue	$740.7	$693.6	$2,164.2	$2,016.1
Interest on funds held for clients	11.9	10.7	33.8	31.3
Total revenue	752.6	704.3	2,198.0	2,047.4
Expenses:
Operating expenses	225.9	211.0	636.8	604.4
Selling, general and administrative expenses	246.7	229.0	690.9	641.0
Total expenses	472.6	440.0	1,327.7	1,245.4
Operating income	280.0	264.3	870.3	802.0
Investment income, net	1.7	1.6	4.7	4.4
Income before income taxes	281.7	265.9	875.0	806.4
Income taxes	101.3	96.5	296.3	292.7
Net income	180.4	169.4	578.7	513.7

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	17.2	(0.6)	30.0	0.3
Total other comprehensive income/(loss), net of tax	17.2	(0.6)	30.0	0.3
Comprehensive income	$197.6	$168.8	$608.7	$514.0

Basic earnings per share	$0.50	$0.47	$1.60	$1.41
Diluted earnings per share	$0.50	$0.46	$1.60	$1.41
Weighted-average common shares outstanding	360.5	363.2	360.8	363.1
Weighted-average common shares outstanding, assuming dilution	362.2	365.0	362.4	364.8
Cash dividends per common share	$0.42	$0.38	$1.26	$1.14

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
In millions, except per share amount

	February 29, 2016	May 31, 2015
ASSETS
Cash and cash equivalents	$253.1	$170.0
Corporate investments	74.1	366.6
Interest receivable	31.6	37.9
Accounts receivable, net of allowance for doubtful accounts	353.4	176.6
Deferred income taxes	1.4	15.0
Prepaid income taxes	8.4	12.9
Prepaid expenses and other current assets	64.4	50.8
Current assets before funds held for clients	786.4	829.8
Funds held for clients	4,717.2	4,273.4
Total current assets	5,503.6	5,103.2
Long-term corporate investments	428.6	399.8
Property and equipment, net of accumulated depreciation	350.0	353.9
Intangible assets, net of accumulated amortization	73.5	32.4
Goodwill	656.2	561.5
Prepaid income taxes	24.5	—
Other long-term assets	31.1	31.7
Total assets	$7,067.5	$6,482.5

LIABILITIES
Accounts payable	$55.8	$51.7
Accrued compensation and related items	219.5	210.4
Other current liabilities	100.0	50.8
Current liabilities before client fund obligations	375.3	312.9
Client fund obligations	4,663.9	4,260.1
Total current liabilities	5,039.2	4,573.0
Accrued income taxes	69.8	44.8
Deferred income taxes	18.3	16.8
Other long-term liabilities	66.1	62.4
Total liabilities	5,193.4	4,697.0

COMMITMENTS AND CONTINGENCIES – NOTE J

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.1 shares as of February 29, 2016 and 361.2 shares as of May 31, 2015, respectively.	3.6	3.6
Additional paid-in capital	933.4	880.1
Retained earnings	899.6	894.3
Accumulated other comprehensive income	37.5	7.5
Total stockholders’ equity	1,874.1	1,785.5
Total liabilities and stockholders’ equity	$7,067.5	$6,482.5
See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In millions

	For the nine months ended
	February 29, 2016	February 28, 2015
OPERATING ACTIVITIES
Net income	$578.7	$513.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	85.1	79.1
Amortization of premiums and discounts on available-for-sale securities, net	57.2	56.9
Stock-based compensation costs	26.1	24.0
Benefit from deferred income taxes	(2.2)	(12.8)
Provision for allowance for doubtful accounts	1.7	1.0
Net realized gains on sales of available-for-sale securities	(0.1)	(0.2)
Changes in operating assets and liabilities:
Interest receivable	6.3	4.1
Accounts receivable	18.6	0.5
Prepaid expenses and other current assets	(8.6)	1.2
Accounts payable and other current liabilities	28.4	28.2
Net change in other long-term assets and liabilities	—	(2.9)
Net cash provided by operating activities	791.2	692.8
INVESTING ACTIVITIES
Purchases of available-for-sale securities	(2,700.9)	(23,544.9)
Proceeds from sales and maturities of available-for-sale securities	3,303.6	23,697.6
Net change in funds held for clients’ money market securities and other cash equivalents	(792.9)	(1,078.6)
Purchases of property and equipment	(70.0)	(72.0)
Acquisition of businesses, net of cash acquired	(296.1)	(27.1)
Purchases of other assets	(7.3)	(2.2)
Net cash used in investing activities	(563.6)	(1,027.2)
FINANCING ACTIVITIES
Net change in client fund obligations	403.8	891.8
Dividends paid	(455.0)	(414.4)
Repurchases of common shares	(107.9)	(70.4)
Equity activity related to stock-based awards	14.6	40.2
Net cash (used in)/provided by financing activities	(144.5)	447.2
Increase in cash and cash equivalents	83.1	112.8
Cash and cash equivalents, beginning of period	170.0	152.5
Cash and cash equivalents, end of period	$253.1	$265.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 29, 2016
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
Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for the nine months ended February 29, 2016 and February 28, 2015. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 29, 2016 and May 31, 2015. In addition, the Company has equity method investments for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.
Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2015 (“fiscal 2015”). Operating results and cash flows for the nine months ended February 29, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2016 (“fiscal 2016”).
Accounts Receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $4.1 million as of February 29, 2016 and $1.4 million as of May 31, 2015.  Accounts receivable balances, net of allowance for doubtful accounts, include:  1) trade receivables for services provided to clients of $175.4 million as of February 29, 2016 and $176.6 million as of May 31, 2015; and 2) purchased receivables related to funding arrangements with clients, resulting from the acquisition of Advance Partners in December 2015, of $178.0 million as of February 29, 2016.
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
Under the minimum premium plan health insurance offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The Company's maximum individual claims liability is $0.3 million under both its calendar 2016 and 2015 policies.
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
Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.6 million and $26.1 million for the three and nine months ended February 29, 2016 as compared with $8.6 million and $24.0 million for the three and nine months ended February 28, 2015. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2015 Form 10-K.

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies — continued

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the nine months ended February 29, 2016.
Recently issued accounting pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08 “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. ASU No. 2016-08 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. ASU No. 2016-01 is effective for public business entities for annual and interim periods beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” ASU No. 2015-17 will require that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. ASU No. 2015-17 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. Early application is permitted as of the beginning of an interim or annual reporting period. This guidance is applicable to the Company's fiscal year beginning June 1, 2017. The Company is currently evaluating this guidance, including early application, but does not anticipate a material impact to its consolidated financial statements.
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

Note B: Basic and Diluted Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
In millions, except per share amounts	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Basic earnings per share:
Net income	$180.4	$169.4	$578.7	$513.7
Weighted-average common shares outstanding	360.5	363.2	360.8	363.1
Basic earnings per share	$0.50	$0.47	$1.60	$1.41
Diluted earnings per share:
Net income	$180.4	$169.4	$578.7	$513.7
Weighted-average common shares outstanding	360.5	363.2	360.8	363.1
Dilutive effect of common share equivalents	1.7	1.8	1.6	1.7
Weighted-average common shares outstanding, assuming dilution	362.2	365.0	362.4	364.8
Diluted earnings per share	$0.50	$0.46	$1.60	$1.41
Weighted-average anti-dilutive common share equivalents	0.7	—	0.7	0.4
Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.
For the three months ended February 29, 2016 and February 28, 2015, 0.1 million and 0.5 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the nine months ended February 29, 2016 and February 28, 2015, 1.2 million and 1.9 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.
In May 2014, the Board of Directors approved a program to repurchase up to $350 million of the Company's common stock, with authorization expiring on May 31, 2017. During the three and nine months ended February 29, 2016, the Company repurchased 0.9 million shares for $45.0 million and 2.2 million shares for $107.9 million, respectively. During the three and nine months ended February 28, 2015, the Company repurchased 0.4 million shares for $17.9 million and 1.7 million shares for $70.4 million, respectively. Shares repurchased were retired.
Note C: Business Combination

Effective December 22, 2015, substantially all of the assets of Advance Partners, a leading provider of integrated financial, operational, and strategic services to support independent staffing firms, were acquired by a wholly owned subsidiary of the Company. Advance Partners offers customizable solutions to the temporary staffing industry, including payroll funding and outsourcing services, which include payroll, invoicing, and tax preparation. The acquisition consideration was comprised of a base purchase price of $190.5 million plus immediate settlement of debt totaling $118.4 million, net of $12.8 million in cash acquired. Accounts receivable balances acquired, net of allowance for doubtful accounts, and less amounts due to clients related to funding arrangements, totaled $164.8 million. This acquisition allows the Company access to a growing industry serving small- to medium-sized businesses. Goodwill in the amount of $94.7 million was recorded as a result of the acquisition, which is tax-deductible. The Company's purchase price allocation for the acquisition of Advance Partners is preliminary and subject to revision as additional information about fair value of assets and liabilities acquired becomes available.

The financial results of Advance Partners is included in the Company’s consolidated financial statements from the date of acquisition. The Company concluded that the acquisition was not material to its results of operations or financial position. Therefore, pro-forma financial information has been excluded.

Note D: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended		For the nine months ended
In millions	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Interest income on corporate funds	$2.1	$2.0	$6.1	$5.9
Interest expense	(0.2)	(0.1)	(0.7)	(0.7)
Net loss from equity-method investments	(0.2)	(0.3)	(0.7)	(0.8)
Investment income, net	$1.7	$1.6	$4.7	$4.4

Note E: Funds Held for Clients and Corporate Investments
Funds held for clients and corporate investments consisted of the following:

	February 29, 2016
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$2,222.9	$—	$—	$2,222.9
Available-for-sale securities:
Corporate bonds	108.9	1.7	(0.2)	110.4
General obligation municipal bonds	1,626.3	36.4	(0.1)	1,662.6
Pre-refunded municipal bonds(1)	67.9	1.8	—	69.7
Revenue municipal bonds	930.6	20.8	(0.1)	951.3
U.S. government agency securities	120.5	0.7	—	121.2
Variable rate demand notes	68.0	—	—	68.0
Total available-for-sale securities	2,922.2	61.4	(0.4)	2,983.2
Other	13.9	0.5	(0.6)	13.8
Total funds held for clients and corporate investments	$5,159.0	$61.9	$(1.0)	$5,219.9

	May 31, 2015
In millions	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,430.0	$—	$—	$1,430.0
Available-for-sale securities:
General obligation municipal bonds	1,694.0	14.0	(4.3)	1,703.7
Pre-refunded municipal bonds(1)	101.7	1.0	—	102.7
Revenue municipal bonds	960.7	6.1	(3.2)	963.6
Variable rate demand notes	825.6	—	—	825.6
Total available-for-sale securities	3,582.0	21.1	(7.5)	3,595.6
Other	12.7	1.5	—	14.2
Total funds held for clients and corporate investments	$5,024.7	$22.6	$(7.5)	$5,039.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Note E: Funds Held for Clients and Corporate Investments — continued

Included in money market securities and other cash equivalents as of February 29, 2016 were bank demand deposit accounts, commercial paper, U.S. government agency securities, time deposits, and money market securities. Included in money market securities and other cash equivalents as of May 31, 2015 were bank demand deposit accounts, short-term municipal bonds, commercial paper, and money market securities.
Classification of investments on the Consolidated Balance Sheets is as follows:

In millions	February 29, 2016	May 31, 2015
Funds held for clients	$4,717.2	$4,273.4
Corporate investments	74.1	366.6
Long-term corporate investments	428.6	399.8
Total funds held for clients and corporate investments	$5,219.9	$5,039.8
The Company’s available-for-sale securities reflected a net unrealized gain of $61.0 million as of February 29, 2016 compared with a net unrealized gain of $13.6 million as of May 31, 2015. Included in the net unrealized gain as of February 29, 2016 and May 31, 2015 were 27 and 280 available-for-sale securities in an unrealized loss position, respectively. The securities in an unrealized loss position were as follows:

	February 29, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
Corporate bonds	$(0.2)	$13.2	$—	$—	$(0.2)	$13.2
General obligation municipal bonds	—	6.3	(0.1)	2.8	(0.1)	9.1
Revenue municipal bonds	—	10.4	(0.1)	13.4	(0.1)	23.8
U.S. government agency securities	—	12.3	—	—	—	12.3
Total	$(0.2)	$42.2	$(0.2)	$16.2	$(0.4)	$58.4

	May 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
In millions	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value
Type of issue:
General obligation municipal bonds	$(3.8)	$535.1	$(0.5)	$26.3	$(4.3)	$561.4
Revenue municipal bonds	(3.2)	361.6	—	—	(3.2)	361.6
Total	$(7.0)	$896.7	$(0.5)	$26.3	$(7.5)	$923.0
The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments it held as of February 29, 2016, that had unrealized losses totaling $0.4 million, were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses on these securities were due to changes in interest rates, and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 29, 2016 and May 31, 2015 held an A rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Note E: Funds Held for Clients and Corporate Investments — continued

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three and nine months ended February 29, 2016 and February 28, 2015. There were no realized losses recognized in any of the respective periods.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 29, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2016
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$368.5	$370.7
Due after one year through three years	678.0	686.2
Due after three years through five years	888.4	909.7
Due after five years	987.3	1,016.6
Total	$2,922.2	$2,983.2
Variable rate demand notes are primarily categorized as due after five years in the table above, as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
Note F: Fair Value Measurements
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

Note F: Fair Value Measurements — continued

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 29, 2016
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$965.8	$—	$965.8	$—
Time deposits	150.0	150.0	—	—
U.S. government agency securities	200.0	—	200.0	—
Money market securities	0.1	0.1	—	—
Total cash equivalents	$1,315.9	$150.1	$1,165.8	$—
Available-for-sale securities:
Corporate bonds	$110.4	$—	$110.4	$—
General obligation municipal bonds	1,662.6	—	1,662.6	—
Pre-refunded municipal bonds	69.7	—	69.7	—
Revenue municipal bonds	951.3	—	951.3	—
U.S. government agency securities	121.2	—	121.2	—
Variable rate demand notes	68.0	—	68.0	—
Total available-for-sale securities	$2,983.2	$—	$2,983.2	$—
Other	$13.8	$13.8	$—	$—
Liabilities:
Other long-term liabilities	$13.8	$13.8	$—	$—

	May 31, 2015
In millions	Carrying value (Fair value)	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents:
Commercial paper	$15.0	$—	$15.0	$—
General obligation municipal bonds	55.1	—	55.1	—
Pre-refunded municipal bonds	20.5	—	20.5	—
Revenue municipal bonds	12.3	—	12.3	—
Money market securities	0.2	0.2	—	—
Total cash equivalents	$103.1	$0.2	$102.9	$—
Available-for-sale securities:
General obligation municipal bonds	$1,703.7	$—	$1,703.7	$—
Pre-refunded municipal bonds	102.7	—	102.7	—
Revenue municipal bonds	963.6	—	963.6	—
Variable rate demand notes	825.6	—	825.6	—
Total available-for-sale securities	$3,595.6	$—	$3,595.6	$—
Other	$14.2	$14.2	$—	$—
Liabilities:
Other long-term liabilities	$14.2	$14.2	$—	$—

Note F: Fair Value Measurements — continued

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Time deposits are considered Level 1 investments as they are highly liquid and have a short maturity period, usually no longer than overnight. Commercial paper is included in Level 2 because it may not trade on a daily basis. Available-for-sale securities, including municipal bonds, corporate bonds, and U.S. government agency securities, and short-term municipal bonds and short-term U.S. government agency securities with a maturity of less than 90 days included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, a variety of inputs are utilized, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.
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
Note G: Property and Equipment, Net of Accumulated Depreciation
The components of property and equipment, at cost, consisted of the following:

In millions	February 29, 2016	May 31, 2015
Land and improvements	$8.3	$8.3
Buildings and improvements	102.5	102.1
Data processing equipment	196.1	190.9
Software	438.3	391.8
Furniture, fixtures, and equipment	128.5	145.6
Leasehold improvements	106.5	106.2
Construction in progress	16.0	28.5
Total property and equipment, gross	996.2	973.4
Less: Accumulated depreciation	646.2	619.5
Property and equipment, net of accumulated depreciation	$350.0	$353.9
Depreciation expense was $25.1 million and $73.8 million for the three and nine months ended February 29, 2016, respectively, compared to $23.0 million and $68.2 million for the three and nine months ended February 28, 2015, respectively.
Note H: Goodwill and Intangible Assets, Net of Accumulated Amortization
The Company had goodwill balances on its Consolidated Balance Sheets of $656.2 million as of February 29, 2016 and $561.5 million as of May 31, 2015. The increase of 94.7 million in goodwill since May 31, 2015 was the result of the acquisition of substantially all of the assets of Advance Partners by a wholly owned subsidiary of the Company in December 2015.
The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

In millions	February 29, 2016	May 31, 2015
Client lists	$289.1	$244.6
Other intangible assets	5.5	3.2
Total intangible assets, gross	294.6	247.8
Less: Accumulated amortization	221.1	215.4
Intangible assets, net of accumulated amortization	$73.5	$32.4

Note H: Goodwill and Intangible Assets, Net of Accumulated Amortization - continued

Amortization expense relating to intangible assets was $5.3 million and $11.3 million for the three and nine months ended February 29, 2016, respectively, compared with $3.6 million and $10.9 million for the three and nine months ended February 28, 2015, respectively.
As of February 29, 2016, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2016 and the following four fiscal years is as follows:

In millions Fiscal year ending May 31,	Estimated amortization expense
2016	$16.6
2017	$17.5
2018	$13.9
2019	$10.9
2020	$8.4
Note I: Accumulated Other Comprehensive Income
The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.
The changes in accumulated other comprehensive income are as follows:

	For the three months ended		For the nine months ended
In millions	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Beginning balance	$20.3	$22.4	$7.5	$21.5
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	17.2	(0.6)	30.0	0.4
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income, net of tax	—	—	—	(0.1)
Total other comprehensive income/(loss), net of tax	17.2	(0.6)	30.0	0.3
Ending balance	$37.5	$21.8	$37.5	$21.8
Total tax expense included in other comprehensive income/(loss)	$9.9	$—	$17.3	$0.2
Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities. For the three and nine months ended February 29, 2016 and February 28, 2015, these reclassification adjustments impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.
Note J: Commitments and Contingencies
Lines of credit: As of February 29, 2016, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during the nine months ended February 29, 2016.

Note J: Commitments and Contingencies – continued

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

There were no amounts outstanding under this credit facility as of February 29, 2016 and February 28, 2015, and there were no amounts borrowed under the facility during the three months ended February 29, 2016 and February 28, 2015. During the nine months ended February 29, 2016 and February 28, 2015, the Company borrowed against this facility, and its predecessor facility, one or two times during a quarter overnight as follows:

	For the nine months ended
$ in millions	February 29, 2016	February 28, 2015
Maximum amount borrowed	$350.0	$150.0
Average amount borrowed	$217.0	$125.0
Weighted-average interest rate	3.25%	3.25%
The credit facility contains various financial and operational covenants that are usual and customary for such arrangements. The Borrower was in compliance with these covenants as of, and for the nine months ended February 29, 2016.
Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Effective March 17, 2016, the Company entered into a credit facility with PNC Bank, National Association. Under this facility, Paychex Advance, a wholly owned subsidiary of the Company, will be able to borrow up to $150.0 million, subject to certain restrictions, to meet short-term funding requirements.
Letters of credit: As of both February 29, 2016 and May 31, 2015, the Company had irrevocable standby letters of credit available totaling $43.0 million required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2016 and December 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 29, 2016.
Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $5.8 million and $9.5 million of capital assets as of February 29, 2016 and May 31, 2015, respectively.
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
Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 29, 2016. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.
Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, breach of fiduciary duty, employment-related claims, tax claims, and other matters.

Note J: Commitments and Contingencies – continued

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
Note K: Income Taxes
The Company’s effective income tax rate was 36.0% for the three months ended February 29, 2016 and 33.9% for the nine months ended February 29, 2016, compared to 36.3% for the three and nine months ended February 28, 2015.  The decrease in the effective income tax rate for the nine months of fiscal 2016 related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software the Company produced. During the three months ended August 31, 2015, the Company engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, the Company concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, recognized the tax benefits and related tax reserves as a discrete item during this period.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the nine months ended February 29, 2016. Consistent with the disclosure in our fiscal 2015 Form 10-K, the difference between the 36.0% effective tax rate and the federal statutory rate of 35.0% is primarily due to state income taxes, net of federal benefit, partially offset by tax benefits related to tax-exempt municipal bond interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” or “us”) for the three and nine months ended February 29, 2016 and February 28, 2015, and our financial condition as of February 29, 2016. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 29, 2016 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2015 (“fiscal 2015”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”
Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act Of 1995
Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,”, “could be,” and other similar phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to revenue growth, earnings, earnings-per-share growth, or similar projections.
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

•	changes in health insurance and workers’ compensation rates and underlying claims trends;

•	changes in technology that adversely affect our services and products and impact our ability to provide timely enhancements to services and products;

•	the possibility of a security breach that disrupts operations or exposes confidential client data;

•	the possibility of failure of our operating facilities, computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

•
the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations; and

•	potentially unfavorable outcomes related to pending or future (possible) legal matters.
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
Business
We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued product penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses is expected to lead to strong long-term performance.
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

The Company also offers certain accounting and financial services, which include: factoring of accounts receivable as a means of providing funding to the temporary staffing industry; a cloud-based accounting service; payment processing services; payment distribution services; and a small-business loan resource center.
Overview
Our financial results for the three months ended February 29, 2016 (the “third quarter”) reflected continued growth across our major human capital management solutions.  We were pleased with the execution during the selling season, in particular in the mid-market space.  Our service delivery remains strong with consistently high levels of client retention.  Double-digit growth in worksite employees served through our comprehensive human resource outsourcing services reflects continued strong demand.
Our financial results continue to be impacted by the interest rate environment, as interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.0% for the third quarter compared to 0.9% for the same period last year. On December 16, 2015, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points. This was the first interest rate hike in nearly a decade.
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
We continue our focus on enhancing our leading-edge technology, in particular Paychex Flex, our cloud-based human capital management platform, which delivers access to payroll, human resources, and benefits information for a streamlined and integrated approach to workforce management. The integration of new modules for Paychex Flex Time, Paychex Flex Benefits Administration, and Paychex Flex Hiring earlier this fiscal year made our suite of products more robust. This integrated suite allows simpler user experience that is supported by expert, flexible service.
Our full-service Paychex Employer Shared Responsibility (“ESR”) product continues to grow as we assist clients with their monitoring and year-end reporting requirements. The Affordable Care Act (“ACA”) sets forth specific coverage and reporting requirements that employers must meet. Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work.
Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Total revenue increased 7% to $752.6 million.

•	Total service revenue increased 7% to $740.7 million.

◦	Payroll service revenue increased 4% to $439.6 million.

◦	Human Resource Services (“HRS”) revenue increased 12% to $301.1 million.

•	Interest on funds held for clients increased 11% to $11.9 million.

•
Operating income increased 6% to $280.0 million and operating income, net of certain items, increased 6% to $268.1 million. Refer to the “Non-GAAP Financial Measure” section, which follows, for further information on this non-GAAP measure.

•	Net income increased 7% to $180.4 million and diluted earnings per share increased 9% to $0.50 per share.
On December 22, 2015, we announced the completion of the acquisition of substantially all of the assets of Advance Partners by a wholly owned subsidiary of the Company. Advance Partners is a leading provider of integrated financial, operational, and strategic services to support independent staffing firms. Advance Partners offers customizable solutions to the temporary staffing industry, including payroll funding and outsourcing services. This acquisition is not anticipated to have a material impact to our results of operations for the remainder of the fiscal year. The financial results for Advance Partners are included in our consolidated results of operations from the date of acquisition. The financial results of Advance Partners since the date of acquisition contributed approximately 1% to service revenue growth and 1% to total expense growth for the third quarter.

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
Financial Position and Liquidity
Our financial position as of February 29, 2016, remained strong with cash and total corporate investments of $755.8 million and no debt. Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the third quarter, our primary short-term investment vehicles were government agency discount notes, bank demand deposit accounts and high-quality commercial paper.
A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of February 29, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.
Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $791.2 million for the nine months ended February 29, 2016 (the “nine months”). Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of February 29, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.
For further analysis of our results of operations for the third quarter and our financial position as of February 29, 2016, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.
Outlook
Our outlook for the fiscal year ending May 31, 2016 (“fiscal 2016”) is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our guidance is as follows:

	Low		High
Payroll service revenue	4%	—	5%
HRS revenue	10%	—	13%
Total service revenue	7%	—	8%
Net income (1)	8%	—	9%
(1) Net income guidance excludes the impact of a net tax benefit related to prior tax years that was recorded in the three months ended August 31, 2015 (the “first quarter”).
We anticipate our effective income tax rate for fiscal 2016 will be approximately 36.0%, excluding the net tax benefit related to prior tax years that was recorded in the first quarter. Interest on funds held for clients is now anticipated to grow in the high single digits for fiscal 2016 as a result of recent increases in interest rates. Our guidance for fiscal 2016 for operating income, net of certain items, as a percentage of service revenue is unchanged from the guidance we previously provided.

Purchases of property and equipment for fiscal 2016 are expected to be in the range of $110 million to $120 million. This will include costs for internally developed software as we continue to invest in our product development. Fiscal 2016 depreciation expense is projected to be in the range of $95 million to $105 million, and we project amortization of intangible assets for fiscal 2016 to be in the range of $15 million to $20 million.
RESULTS OF OPERATIONS
Summary of Results of Operations:

	For the three months ended			For the nine months ended
$ in millions	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
Revenue:
Payroll service revenue	$439.6	$423.8	4%	$1,299.5	$1,247.8	4%
HRS revenue	301.1	269.8	12%	864.7	768.3	13%
Total service revenue	740.7	693.6	7%	2,164.2	2,016.1	7%
Interest on funds held for clients	11.9	10.7	11%	33.8	31.3	8%
Total revenue	752.6	704.3	7%	2,198.0	2,047.4	7%
Combined operating and SG&A expenses	472.6	440.0	7%	1,327.7	1,245.4	7%
Operating income	280.0	264.3	6%	870.3	802.0	9%
Investment income, net	1.7	1.6	14%	4.7	4.4	8%
Income before income taxes	281.7	265.9	6%	875.0	806.4	9%
Income taxes	101.3	96.5	5%	296.3	292.7	1%
Effective income tax rate	36.0%	36.3%		33.9%	36.3%
Net income	$180.4	$169.4	7%	$578.7	$513.7	13%
Diluted earnings per share	$0.50	$0.46	9%	$1.60	$1.41	13%
We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 29, 2016, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
$ in millions	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
Average investment balances:
Funds held for clients	$4,518.7	$4,513.7	—%	$4,008.6	$3,974.0	1%
Corporate investments	826.6	1,044.9	(21)%	942.8	994.5	(5)%
Total	$5,345.3	$5,558.6	(4)%	$4,951.4	$4,968.5	—%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.1%	1.0%		1.1%	1.0%
Corporate investments	1.0%	0.7%		0.8%	0.7%
Combined funds held for clients and corporate investments	1.0%	0.9%		1.1%	1.0%

Total net realized gains	$0.1	$—		$0.1	$0.2

As of: $ in millions	February 29, 2016	May 31, 2015
Net unrealized gain on available-for-sale securities (1)	$61.0	$13.6
Federal Funds rate (2)	0.50%	0.25%
Total fair value of available-for-sale securities	$2,983.2	$3,595.6
Weighted-average duration of available-for-sale securities in years (3)	3.2	3.2
Weighted-average yield-to-maturity of available-for-sale securities (3)	1.7%	1.6%

(1)	The net unrealized gain on our investment portfolio was approximately $45.3 million as of March 25, 2016.

(2)	The Federal Funds rate was in the range of 0.25% to 0.50% as of February 29, 2016, and was in the range of 0% to 0.25% as of May 31, 2015.

(3)	These items exclude the impact of Variable Rate Demand Notes (“VRDNs”) as they are tied to short-term interest rates.
Payroll service revenue: Payroll service revenue was $439.6 million for the third quarter and $1.3 billion for the nine months, reflecting increases of 4% for both periods compared to the same periods last year. Payroll service revenue growth was attributable to increases in client base and revenue per check. The growth in revenue per check was the result of price increases, net of discounts.
Human Resource Services revenue: HRS revenue was $301.1 million for the third quarter and $864.7 million for the nine months, reflecting increases of 12% and 13%, respectively, compared to the same periods last year. HRS revenue growth was primarily driven by increases in client base across all major human capital management services. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO. These services experienced strong growth as a result of increases in clients and client worksite employees served. Insurance services revenue benefited from continued growth of our full-service Affordable Care Act product and an increase in health and benefits applicants, along with higher average premiums and clients in our workers' compensation insurance product. HRS revenue growth was tempered somewhat by pricing in retirement services in the prior year periods.
Total service revenue: Total service revenue was $740.7 million for the third quarter and $2.2 billion for the nine months, reflecting increases of 7% for both periods compared to the same periods last year. The increases were attributable to the items previously discussed.
Interest on funds held for clients: Interest on funds held for clients was $11.9 million for the third quarter and $33.8 million for the nine months, reflecting increases of 11% and 8%, respectively, compared to the same periods last year. The increases resulted from higher average interest rates earned. The average investment balances were flat for the third quarter and up 1% for the nine months primarily as a result of client growth offset by lower state unemployment insurance rates. The third quarter average invested balances also were tempered by some calendar timing within the quarter.
Combined operating and SG&A expenses: The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the nine months ended
$ in millions	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
Compensation-related expenses	$299.6	$285.4	5%	$844.8	$800.4	6%
Depreciation and amortization	30.4	26.6	14%	85.1	79.1	8%
Other expenses	142.6	128.0	11%	397.8	365.9	9%
Total operating and SG&A expenses	$472.6	$440.0	7%	$1,327.7	$1,245.4	7%
Total expenses were $472.6 million for the third quarter and $1.3 billion for the nine months, reflecting increases of 7% for both periods compared to the same periods last year.
Compensation-related expenses increased 5% for the third quarter and 6% for the nine months due to higher wages and performance-based compensation costs. As of February 29, 2016 and February 28, 2015 we had approximately 13,400 and 13,100 employees, respectively.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rate was primarily driven by higher depreciation related to internally developed software that was placed in service.
Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Growth in our PEO and acquisition related expenses also contributed to the growth in total expenses for both the third quarter and nine months. The acquisition of Advance Partners contributed approximately 1% to the growth in total expenses for the third quarter and contributed an insignificant amount to the growth rate for the nine months.
Operating income: Operating income was $280.0 million for the third quarter and $870.3 million for the nine months, reflecting increases of 6%, and 9%, respectively, compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.
Operating income, net of certain items, is summarized as follows:

	For the three months ended			For the nine months ended
$ in millions	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
Operating income	$280.0	$264.3	6%	$870.3	$802.0	9%
Excluding: Interest on funds held for clients	(11.9)	(10.7)	11%	(33.8)	(31.3)	8%
Operating income, net of certain items	$268.1	$253.6	6%	$836.5	$770.7	9%
Operating income, net of certain items as a percent of total service revenue	36%	37%		39%	38%
Operating income, net of certain items, is a non-GAAP financial measure. Refer to the previous discussion of operating income, net of certain items, in the “Non-GAAP Financial Measure” section of this Form 10-Q.
Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.7 million for the third quarter and $4.7 million for the nine months, reflecting increases of 14% and 8%, respectively, compared to the same periods last year. The increases were due to higher average interest rates, partially offset by a decline in average invested balances. Average investment balances declined as a result of the recent consideration paid for the Advance Partners acquisition.
Income taxes: Our effective income tax rate was 36.0% for the third quarter and 33.9% for the nine months, compared to 36.3% for both of the respective prior year periods.  The decrease in the effective income tax rate for the nine months is related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software we produced. During the first quarter, we engaged tax specialists to assess the qualification of such software for the federal “Qualified Production Activities Deduction.”  Based on this assessment, we concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, we recorded the tax benefits and related tax reserves as a discrete item in the first quarter.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.0% for the nine months.
Net income and earnings per share: Net income was $180.4 million for the third quarter and $578.7 million for the nine months, reflecting increases of 7% and 13%, respectively, compared to the same periods last year. Diluted earnings per share was $0.50 per share for the third quarter and $1.60 for the nine months, reflecting increases of 9% and 13%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed. Excluding the net tax benefit recognized in the first quarter, net income and diluted earnings per share for the nine months would have increased 9% and 10%, respectively, compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
Our financial position as of February 29, 2016 remained strong with cash and total corporate investments of $755.8 million and no debt. We believe that our investments as of February 29, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 29, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.

Commitments and Contingencies
Lines of credit: As of February 29, 2016, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017
The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit as of, or during, the nine months ended February 29, 2016.
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

There were no amounts outstanding under this credit facility as of February 29, 2016 and February 28, 2015, and there were no amounts borrowed under the facility during the three months ended February 29, 2016 and February 28, 2015. During the nine months ended February 29, 2016 and February 28, 2015, the Company borrowed against this facility, and its predecessor facility, one or two times during a quarter overnight as follows:

	For the nine months ended
$ in millions	February 29, 2016	February 28, 2015
Maximum amount outstanding	$350.0	$150.0
Average amount borrowed	$217.0	$125.0
Weighted-average interest rate	3.25%	3.25%
The credit facility contains various financial and operational covenants that are usual and customary for such arrangements. The Borrower was in compliance with these covenants as of and for the nine months ended February 29, 2016.
Certain lenders under the new credit facility, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.
Effective March 17, 2016, we entered into a credit facility with PNC Bank, National Association. Under the facility, Paychex Advance, a wholly owned subsidiary of Paychex, will be able to borrow up to $150.0 million, subject to certain restrictions, to meet short-term funding requirements.
Letters of credit: As of February 29, 2016, we had irrevocable standby letters of credit available totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2016 and December 2016. Upon draw down of funds, the letters of credit become collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of, or during, the nine months ended February 29, 2016.
Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $5.8 million of capital assets as of February 29, 2016.

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
We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 29, 2016. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of February 29, 2016.
Operating Cash Flow Activities

	For the nine months ended
In millions	February 29, 2016	February 28, 2015
Net income	$578.7	$513.7
Non-cash adjustments to net income	167.8	148.0
Cash provided by changes in operating assets and liabilities	44.7	31.1
Net cash provided by operating activities	$791.2	$692.8
The increase in our operating cash flows for the nine months, compared to the same period last year, was primarily a result of higher net income, non-cash adjustments, and fluctuations in operating assets and liabilities. The increase in non-cash adjustments is primarily the result of a reduction in the benefit from deferred taxes and an increase in depreciation expense. The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.
Investing Cash Flow Activities

	For the nine months ended
In millions	February 29, 2016	February 28, 2015
Net change in funds held for clients and corporate investment activities	$(190.2)	$(925.9)
Purchases of property and equipment	(70.0)	(72.0)
Acquisition of businesses, net of cash acquired	(296.1)	(27.1)
Purchases of other assets	(7.3)	(2.2)
Net cash used in investing activities	$(563.6)	$(1,027.2)
Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements.
The fluctuations in the net change in funds held for clients and corporate investment activities for the nine months and the corresponding prior year period reflect net cash outflows related to net purchases of investments in managing client fund obligations as more funds were collected than remitted during the period. The decrease in the net cash outflows for the nine months was partially due to timing of client obligation remittances as discussed under “Net change in client fund obligations” within the “Financing Cash Flow Activities” section that follows. In addition, there were higher net cash inflows from the sales, net of purchases, of VRDNs during the nine months compared to the respective period last year. This was due to a change in the mix of investments as we utilized less VRDNs and more cash equivalents in our short-term portfolio.

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
Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflects the acquisition of Advance Partners in the current year and an immaterial business acquisition during the respective prior year period. Purchases of other assets relates primarily to client list acquisitions.
Financing Cash Flow Activities

	For the nine months ended
In millions, except per share amounts	February 29, 2016	February 28, 2015
Net change in client fund obligations	$403.8	$891.8
Dividends paid	(455.0)	(414.4)
Repurchases of common stock	(107.9)	(70.4)
Equity activity related to stock-based awards	14.6	40.2
Net cash (used in)/provided by financing activities	$(144.5)	$447.2
Cash dividends per common share	$1.26	$1.14
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
The cash inflows related to the net change in client fund obligations for the nine months and the corresponding period of the prior year were the result of higher collections than remittances. This is typical for this period due to calendar year-end bonus payments, higher social security withholdings with the calendar-year reset, and income tax payments. The lower cash inflow for the nine months compared to the same period last year was due primarily to timing of client remittances for tax payments and net payroll obligations. May 31, 2015 was a Sunday, whereas February 29, 2016 was a Monday. Mondays are not significant collection days, but additional cash outflows occurred to settle Readychex and tax payment obligations. There was no significant timing impact on the respective prior year period.
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
Repurchases of common stock: In May 2014, the Board authorized the repurchase of up to $350 million of our common stock, with the authorization expiring May 31, 2017. During the nine months, we repurchased 2.2 million shares for $107.9 million compared to 1.7 million shares for $70.4 million during the respective prior year period.
Equity activity related to stock-based awards: Net cash inflows from equity activity related to stock-based awards decreased for the nine months compared to the respective prior year period primarily as a result of lower proceeds from the exercise of stock options. For the nine months, 0.7 million options were exercised compared to 1.4 million for the respective prior year period. In addition, the nine months reflects an increase in shares withheld and retired related to vesting of restricted stock and restricted stock units.
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
During the nine months, our primary short-term investment vehicles were government agency discount notes, bank demand deposit accounts, and high-quality commercial paper. We have no exposure to high-risk or illiquid investments such as auction rate securities, sub-prime mortgage securities, asset-backed securities or asset-backed commercial paper, collateralized debt obligations, enhanced cash or cash plus mutual funds, or structured investment vehicles (SIVs). We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.
During the nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1% compared with 1.0% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, the increases in interest rates increase earnings from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 29, 2016 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.
The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 29, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2016
In millions	Amortized cost	Fair value
Maturity date:
Due in one year or less	$368.5	$370.7
Due after one year through three years	678.0	686.2
Due after three years through five years	888.4	909.7
Due after five years	987.3	1,016.6
Total	$2,922.2	$2,983.2
VRDNs are primarily categorized as due after five years in the table above, as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.
The Federal Funds rate was raised by 25 basis points in December 2015 and has been in the range of 0.25% to 0.50% since then. Previously, the Federal Funds rate had remained at a range of zero to 0.25% since December 2008.
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

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $61.0 million as of February 29, 2016, compared with a net unrealized gain of $13.6 million as of May 31, 2015. During the nine months, the net unrealized gain on our investment portfolios ranged from $3.7 million to $72.2 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $45.3 million as of March 25, 2016.
As of February 29, 2016 and May 31, 2015, we had $3.0 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of February 29, 2016 and 1.6% as of May 31, 2015. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of February 29, 2016 would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.
Credit Risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 29, 2016 were not other-than-temporarily impaired. While $58.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses totaling $0.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 29, 2016 and May 31, 2015 held an A rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of February 29, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended February 29, 2016. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 29, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of common stock during the three months ended February 29, 2016:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the program
December 1, 2015 - December 30, 2015	—	$—	$104,716,067
January 1, 2016 - January 31, 2016	934,097	$48.15	$59,737,603
February 1, 2016 - February 29, 2016	—	$—	$59,737,603
Total for the period	934,097	$48.15	$59,737,603

During the nine months ended February 29, 2016, the Company repurchased 2.2 million shares for $107.9 million.

In May 2014, our Board approved a program to repurchase up to $350 million of our common stock, with authorization expiring on May 31, 2017. The stock repurchase program may be suspended or discontinued by management at any time. All shares of stock repurchased during the three months ended February 29, 2016 were purchased pursuant to the program and were retired.

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
PAYCHEX, INC.

Date:	March 30, 2016	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2016	/s/ Efrain Rivera
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