Form 10-K
period 2016-05-31
PAYCHEX INC
filed 2016-07-22
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of November 30, 2015 the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $17,491,967,248 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2016, 360,532,001 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 12, 2016, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2016

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS PURSUANT TO THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” “Paychex,” or the “Company”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believe,” “could be,” and other similar phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

Any of these factors, as well as such other factors as discussed in Part I, Item 1A, “Risk Factors” and throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10‑K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (“SEC” or “Commission”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10‑K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10‑K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.    Business

Incorporated in Delaware in 1979, we are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses. As of May 31, 2016, we serviced approximately 605,000 payroll clients. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and Germany.  We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.

Company Strategy

Our mission is to be the leading provider of payroll, human resource and employee benefit services for small- to medium-sized businesses by being an essential partner with America’s businesses.  We believe that success in this mission will lead to strong, long-term financial performance.  Our strategy focuses on the following:

•	flexible, convenient service;
•	industry-leading, integrated technology;
•	solid sales execution;
•	comprehensive suite of value-added HCM services;
•	continued service penetration; and
•	strategic acquisitions.

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

Paychex FlexSM is our proprietary HCM software-as-a-service (“SaaS”) platform through which we provide an integrated product suite that covers the employee life cycle from recruiting and hiring to retirement. Paychex Flex streamlines workforce management through innovative technology and flexible choice of service. The platform uses a single cloud-based platform, with single client and employee records, and single sign-on, including self-service options and mobility applications. The HCM product suite integrates recruiting and applicant tracking, employee onboarding, payroll, employee benefits and human resource administration, time and attendance, and retirement services. Paychex Flex also provides technology-enabled service, with options that include self-service, a 24/7 dedicated service center, individual payroll specialist, and integrated service via the multi-product service center.  In addition, large clients can utilize a relationship manager for more personalized service.  This flexible platform services our small-business clients, mid-market clients, and our PEO business.

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

Small-Business Clients

For our small-business clients, which we define as typically less than 50 employees, Paychex supports the client in reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our dynamic products and customer service for a quick and easy pay day.  Small-business payroll is provided via our core payroll, utilizing our robust Paychex Flex processing platform, or SurePayroll®  products.  Our core payroll clients can opt for our full-service customer service model through our branch operations or use Paychex Online Payroll®, our secure Internet portal. Paychex Online Payroll offers a suite of self-service and interactive services twenty-four hours a day, seven days a week. Both service models offer payroll processing, employee access online, general ledger service to provide payroll information to the client’s general ledger accounting software, and access to our industry-leading, web-based report center and robust report writer. Our SurePayroll SaaS solution offers “do-it-yourself,” self-service and mobile applications for small business.

Our small-business clients also benefit from our time and attendance products, which allow them to accurately and efficiently manage the gathering and recording of employee hours worked.  Our advanced suite of time and attendance products, including web and mobile tools, can assist companies with the scheduling, tracking, and reporting of time which can be beneficial to clients in complying with overtime regulations recently enacted by the Department of Labor.  Other Paychex solutions, such as our comprehensive human resource outsourcing solutions are also available for our small-business clients.

Mid-Market Clients

Our mid-market clients are typically defined as more than 50 employees with more complex payroll and employee benefit needs.  These clients are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our traditional mid-market platform.  Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with human resource management, employee benefits administration, time and labor management, applicant tracking and onboarding solutions.  Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of the business and have them integrated through one HCM solution.

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

Description of Services

Payroll processing:  For both our small-business and mid-market clients, payroll processing is the backbone of our portfolio of HCM services.  Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of payroll tax returns; and collection and remittance of clients’ payroll obligations.  Along with payroll processing, clients can also select from the following payroll-related ancillary services:

•

Payroll tax administration services:   Our payroll tax administration services provide accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes.

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

Human Resource Services: We offer complementary services for outsourcing of various human resource functions to our payroll clients.  In addition, some of these services can be provided to clients who do not opt for payroll processing.  Our complementary services are categorized as follows:

•

Paychex HR Services:    We offer comprehensive human resource outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Services offering is available through Paychex HR Solutions, an administrative services organization (“ASO”), or Paychex PEO. Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, provide health care coverage to PEO employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, LLC. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics.  As of May 31, 2016, Paychex HR Services was utilized by approximately 35,000 clients with approximately 944,000 client worksite employees.

•

Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include relationships with financial advisors.  As of May 31, 2016, retirement services covered approximately 74,000 plans and the asset value of participants' funds externally managed totaled approximately $23.6 billion.

•

Insurance services:    Our licensed insurance agency, PIA, provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

We also offer new comprehensive solutions to help employers and employees with certain mandates under the Affordable Care Act (“ACA”), which sets forth specific coverage and reporting requirements that employers must meet.  Our Paychex Employer Shared Responsibility (“ESR”) Service is aimed at helping clients: 1) determine if the ESR provision applies to them; 2) provide ongoing ESR analysis and monitoring, along with automatic alerts, of their employees and hours worked; 3) evaluate if their health care offering meets the minimum coverage requirement; and 4) prepare end-of-year reporting.

PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions.   A section on this website is designed to provide answers, information, and solutions that employers can use to prepare for and take action to comply with health care reform.

•

HR administration services:    We offer cloud-based human resource administration software products for employee benefits management and administration, time and attendance solutions, and recruiting.  Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and human resource compliance and reporting.  Our BeneTrac service manages the employee-benefit enrollment process.  Our time and attendance products, including our Stratustime® software acquired in June 2014, help minimize the time spent compiling time sheet information. These services allow the employer to handle multiple payroll scenarios, improving productivity, accuracy, and reliability in the payroll process.  Our expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process.  The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and onboarding process for companies of all sizes.

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

Accounting and Financial Services:  We offer various accounting and financial services to small- to medium-sized businesses.  These services offer additional value-added benefits for small-business owners including: purchasing of accounts receivable as a means of providing funding to clients in the temporary staffing industry; a cloud-based accounting service; payment processing services; payment distribution services; and a small-business loan resource center.

Sales and Marketing

We market and sell our services primarily through our direct sales force based in the metropolitan markets we serve.  Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of services. Within payroll, we differentiate the markets we serve between small-business and mid-market companies.  Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs.  We utilize a virtual sales force to service geographical areas where we may not have a local presence or for products for which we do not have a local sales force.  We sell HRS products to both new clients and our existing client base.

In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals.  Approximately 50% of our new core payroll clients (excluding business acquisitions) come from these referral sources.  Our dedicated business development group drives sales through banking, national associations, and franchise channels.

We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program.  More than half of the CPA firms in the U.S. are enrolled and actively participating in the Paychex Partner Program from AICPA Business Solutions.   Our current partnership agreement with the AICPA is in place through September 2021.  We also partner with various state CPA society organizations.

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

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impacts of regulatory change. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. Our  Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals.  The BuildMyBiz® website, which is available at www.BuildMyBiz.com, provides tools and resources for starting, growing, and managing a business.

Markets and Competition

We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Our internal database source indicates that there are approximately 11 million addressable businesses in the geographic markets that we currently serve within the U.S. Of those businesses, approximately 99% have fewer than 100 employees and comprise our primary customers and target market. The average client size within our existing client base is approximately 16.7 employees.  We believe that there is opportunity for us in the HCM market as the demand is moving down-market to smaller businesses.

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany.  Revenue from operations in Germany and long-lived assets in Germany are not material. We also have a joint-venture arrangement to provide payroll and human resource services in Brazil. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the fiscal year ended May 31, 2016 (“fiscal 2016”), client retention was in excess of 82% of our beginning of the year client base, consistent with the prior year’s record high. No single client has a material impact on total service revenue or results of operations.

The market for HCM services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, regional, local, and online service providers, all of which we believe have significantly fewer clients than us. In addition to traditional payroll processing and human resource service providers, we compete with in-house payroll and human resource systems and departments. Payroll and human resource systems and software are sold by many vendors. HRS products also compete with a variety of providers of human resource services, such as retirement services companies, insurance companies, and human resources and benefits consulting firms.

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

Employees

As of May 31, 2016, we employed approximately 13,500 people.  None of our employees were covered by collective bargaining agreements.

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

Our corporate website, www.paychex.com, provides materials for investors and information about our services.  Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.  Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2016 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our clients and our business could be adversely impacted by health care reform:    The ACA was enacted in March 2010 and entails sweeping health care reforms with staggered effective dates from 2010 through 2018.  As a service provider, we have a responsibility to our clients to help them understand their increased obligations under the federal and state regulations facing employers under the ACA. Failure to provide clients with appropriate information or solutions to effectively manage their health care benefits and related costs could have an adverse impact on our reputation and a negative impact on our client base.  There is no guarantee that solutions we have developed to help clients navigate health care legislation will continue to be readily accepted by clients, which could have a material adverse impact on our insurance services business.  Insurance services revenue is at risk for lower commission revenue from underwriters if clients move away from traditional insurance policies utilized in the past or as a result of pressure on commission rates, driven by restrictions on insurers as to use of premiums.  Refer to the discussion later in this section on changes in health insurance and workers' compensation insurance rates and underlying claim trends for a  discussion of health care reform as it impacts our PEO.

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

Cyber-attacks and security vulnerabilities could lead to reduced revenues, increased costs, liability claims, or harm to our competitive position:  We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes.  Cyber-attacks and security threats are a risk to our business and reputation.  A privacy or IT security breach could have a material adverse effect on our business.

Data Security and Privacy Leaks:  We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, and our employees, including:  bank account numbers, credit card numbers, social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information.  At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security.  Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data.

Our service platforms enable our clients to store and process personal data on premise or, increasingly, in a cloud-based environment that we host.  The security of our IT infrastructure is an important consideration in our customers purchasing decisions.  As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information.  While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results.  Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

Data Loss and Business Interruption:  If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

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

Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. Historically, we have periodically borrowed against available credit arrangements to meet short-term liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. Growth in services for funding payrolls of our clients in the temporary staffing industry may be constricted if access to financing becomes limited.  If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations and financial condition.

We may not be able to attract and retain qualified people, which could impact the quality of our services and customer satisfaction.  Our success, growth and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified people at all levels, including management, technical, compliance and sales personnel.  Competition for these individuals can be intense, and we may not be able to retain our key people, or attract, assimilate or retain other highly-qualified individuals in the future, which could harm our future success.

Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which could have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We owned and leased the following properties as of May 31, 2016:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	65,000
Total owned facilities	786,000

Leased facilities:
Rochester, New York	231,000
Other U.S. locations	1,889,000
International locations	35,000
Total leased facilities	2,155,000

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

As of June 30, 2016, there were 12,548 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 5,813 participants in the Paychex, Inc. Employee Stock Purchase Plan and 4,841 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2016 and the fiscal year ended May 31, 2015  (“fiscal 2015”) are as follows:

	Fiscal 2016			Fiscal 2015
			Cash			Cash
			dividends			dividends
	Sales prices		declared	Sales prices		declared
	High	Low	per share	High	Low	per share
First quarter	$49.79	$41.59	$0.42	$42.66	$40.10	$0.38
Second quarter	$54.54	$43.19	$0.42	$48.20	$41.59	$0.38
Third quarter	$54.78	$45.76	$0.42	$50.19	$44.52	$0.38
Fourth quarter	$54.58	$51.06	$0.42	$51.72	$48.00	$0.38

The closing price of our common stock as of May 31, 2016, as reported on the NASDAQ Global Select Market, was $54.22 per share.

In May 2014, the Board approved a program to repurchase up to $350 million of our common stock with authorization expiring on May 31, 2017.  Shares repurchased under this program during fiscal 2016 and fiscal 2015 were as follows:

	Fiscal 2016		Fiscal 2015
In millions	Total number of shares purchased	Total dollars	Total number of shares purchased	Total dollars
First quarter	1.3	$62.9	0.9	$37.5
Second quarter	—	—	0.3	15.1
Third quarter	0.9	45.0	0.4	17.9
Fourth quarter	—	—	2.3	111.9
Fiscal year	2.2	$107.9	3.9	$182.4

As of May 31, 2016, the approximate dollar value of shares that may yet be purchased under the program is $59.7 million.  Shares of stock repurchased during fiscal 2016 and fiscal 2015 were purchased pursuant to the program and were retired.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2011, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

May 31,	2011	2012	2013	2014	2015	2016
Paychex	$100.00	$96.81	$125.11	$142.92	$177.59	$201.67
S&P 500	$100.00	$99.59	$126.75	$152.67	$170.69	$173.25
Peer Group	$100.00	$94.61	$125.45	$155.83	$200.87	$208.71

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We will neither make nor endorse any predictions as to future stock performance.

Our Peer Group for fiscal 2016 is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Broadridge Financial Solutions, Inc.
Fiserv, Inc.	Robert Half International Inc.
The Western Union Company	Intuit Inc.
Total Systems Services, Inc.	Iron Mountain Incorporated
Global Payments Inc.	Moody’s Corporation
The Brink’s Company	H&R Block, Inc.
DST System, Inc.	TD AMERITRADE Holding Corporation
The Dun & Bradstreet Corporation

Item 6.    Selected Financial Data

In millions, except per share amounts
Year ended May 31,	2016 (1)	2015	2014 (2), (4)	2013 (3), (4)	2012 (4)
Service revenue	$2,905.8	$2,697.5	$2,478.2	$2,285.2	$2,186.2
Interest on funds held for clients	$46.1	$42.1	$40.7	$41.0	$43.6
Total revenue	$2,951.9	$2,739.6	$2,518.9	$2,326.2	$2,229.8
Operating income	$1,146.6	$1,053.6	$982.7	$904.8	$853.9
Net income	$756.8	$674.9	$627.5	$569.0	$548.0
Basic earnings per share	$2.10	$1.86	$1.72	$1.56	$1.51
Diluted earnings per share	$2.09	$1.85	$1.71	$1.56	$1.51
Cash dividends per common share	$1.68	$1.52	$1.40	$1.31	$1.27
Purchases of property and equipment	$97.7	$102.8	$84.1	$98.7	$89.6
Cash and total corporate investments	$793.2	$936.4	$936.8	$874.6	$790.0
Total assets	$6,440.8	$6,467.5	$6,321.0	$6,127.3	$6,448.8
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,911.7	$1,785.5	$1,777.0	$1,773.7	$1,604.5
Return on stockholders’ equity	40%	36%	35%	34%	34%

(1)

In the first quarter of fiscal 2016,  a net tax benefit was recorded for income derived in prior tax years from customer-facing software we produced.  This increased full-year diluted earnings per share by approximately $0.05 per share.

(2)

With the introduction of a new health care offering within the PEO during the fiscal year ended May 31, 2014, the Company began to recognize certain PEO direct costs as operating expenses rather than as a reduction in service revenue.  In the table above, this impacted service revenue and total revenue, but had no impact on operating income.

(3)

In the fourth quarter of the fiscal year ended May 31, 2013, the Company increased its tax provision related to the settlement of a state income tax matter.  This reduced diluted earnings per share by approximately $0.04 per share.

(4)

With the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes” during fiscal 2016, the reclassification of prior year deferred tax amounts was made on the Consolidated Balance Sheets to conform to the current period presentation.  In the table above, a similar reclassification was made, which impacted total assets.  Refer to Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further details on this recently adopted accounting pronouncement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2016 (“fiscal 2016”),  May 31, 2015 (“fiscal 2015”), and May 31, 2014 (“fiscal 2014”), and our financial condition as of May 31, 2016. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (‘HR”),  retirement, and insurance services for small- to medium-sized businesses.  We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and human resource needs.  Our payroll processing services, the foundation of our service model, include:

•	payroll processing;
•	payroll tax administration services;
•	employee payment services; and

•	regulatory compliance services (new-hire reporting and garnishment processing).

We support small-business companies through our core payroll, utilizing our robust Paychex FlexSM platform, and our software-as-a-service (“SaaS”) SurePayroll® products.  Mid-market companies typically have more sophisticated payroll and benefits needs, and are primarily serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions through the Paychex Flex platform, or through our traditional mid-market platform.  Our SaaS solution through Paychex Flex Enterprise integrates payroll processing with human resource management, employee benefits administration, time and labor management, and applicant tracking and onboarding solutions.

We offer a suite of complementary Human Resource Services (“HRS”) products including:

•

comprehensive human resource outsourcing through Paychex HR Services, under which we offer Paychex HR Solutions, our administrative services organization (“ASO”), and Paychex PEO, our professional employer organization (“PEO”);

•	retirement services administration;
•	insurance services;
•	HR administration services, including time and attendance, benefit enrollment, recruiting, and onboarding; and
•	other human resource services and products.

We also offer certain accounting and financial services, which include: the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry; a cloud-based accounting service; payment processing services; payment distribution services; and a small-business loan resource center.

Our mission is to be the leading provider of payroll, HR, and employee benefits services for small- and mid-sized companies by being an essential partner with America's businesses.  We believe success in this mission will lead to strong long-term financial performance.  Our strategy focuses on flexible, convenient service; industry-leading, integrated technology; solid sales execution; providing a comprehensive suite of value-added HCM services; continued service penetration; and engaging in strategic acquisitions.

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

Our financial results for fiscal 2016 reflected sustained growth in our business.  Payroll service revenue continued to experience steady growth of 4% for fiscal 2016 as compared with fiscal 2015, driven by growth in client base and revenue per check.  Our payroll client base grew 2% in fiscal 2016 to approximately 605,000 clients as of May 31, 2016, resulting from solid sales execution and client retention results in excess of 82% of the beginning of the fiscal year client base, consistent with the prior year’s record high.

Our financial results continue to be impacted by the interest rate environment as interest rates available on high-quality financial instruments remain low.  Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.1% for fiscal 2016, compared to 1.0% for fiscal years 2015 and 2014.  In December 2015, the United States (“U.S.”) Federal Reserve raised the Federal Funds rate by 25 basis points.  This was the first interest hike in nearly a decade.  The Federal Funds rate was in the range of 0.25% to 0.50% as of May 31, 2016, and was in the range of zero to 0.25% as of May 31, 2015.

Highlights of our financial results for fiscal 2016, compared to fiscal 2015, are as follows:

•	Total revenue increased 8% to $3.0 billion.
•	Total service revenue increased 8% to $2.9 billion.
o	Payroll service revenue increased 4% to $1.7 billion.
o	HRS revenue increased 13% to $1.2 billion.
•	Interest on funds held for clients increased 9% to $46.1 million.
•	Operating income increased 9% to $1.1 billion.

•

Net income increased 12% to $756.8 million and diluted earnings per share increased 13% to $2.09 per share.  During the first quarter of fiscal 2016 (the “first quarter”), a net tax benefit was recorded for income derived in prior tax years that increased full-year diluted earnings per share by approximately $0.05.   Excluding this net tax benefit, net income and diluted earnings per share would have increased 9% and 10%, respectively, for fiscal 2016.

•	Dividends of $606.5 million were paid to stockholders, representing 80% of net income.

Business Outlook

Our payroll client base totaled approximately 605,000 clients as of May 31, 2016, compared to approximately 590,000 clients as of May 31, 2015, and approximately 580,000 clients as of May 31, 2014. Our payroll client base increased approximately 2% for each of the fiscal years 2016, 2015 and 2014.

While HRS provides services to employers and employees beyond payroll, they effectively leverage payroll processing data and, therefore, are beneficial to our operating margin.  Our HR administration services are often included as part of the SaaS solutions for mid-market clients.  The following table illustrates the growth in selected HRS service offerings:

	Balance at	Growth rates for fiscal year
	May 31, 2016	2016	2015	2014
Paychex HR Services client worksite employees	944,000	10%	12%	14%
Paychex HR Services clients	35,000	10%	11%	13%
Health and benefits services applicants	150,000	6%	6%	3%
Retirement services plans	74,000	7%	6%	5%

In fiscal 2016, we made significant enhancements to our Paychex Flex platform,  which is our cloud-based HCM solution.  In fiscal 2016, we completed the integration of key HCM modules with the release of Paychex Flex Time, Paychex Flex Benefits Administration, and Paychex Flex Hiring.  We believe this leading-edge technology, along with our flexible service options, positively impacted our performance in the mid-market space, as we experienced especially strong sales results for this division in fiscal 2016.

In December 2015, a wholly owned subsidiary of Paychex acquired substantially all of the net assets of Advance Partners.  Advance Partners is a leading provider of integrated financial, operational, and strategic services to support independent staffing firms.  Advance Partners offers customizable solutions to the temporary staffing industry, including payroll funding and outsourcing services.

Our full-service Paychex Employer Shared Responsibility (“ESR”) services continued to show strong market acceptance and growth in fiscal 2016. The Affordable Care Act (“ACA”) sets forth specific coverage and reporting requirements that employers must meet.  Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work.

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

Financial position and liquidity

Our financial position as of May 31, 2016 remained strong with cash and total corporate investments of $793.2 million and no debt. Our investment strategy continues to focus on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds -  including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During fiscal 2016, our primary short-term investment vehicles were bank demand deposit accounts, variable rate demand notes (“VRDNs”), high-quality commercial paper, and government agency discount notes.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is our ongoing operations. Cash flow from operations exceeded $1.0 billion for the first time for fiscal 2016. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities.  Our positive operating cash flows for fiscal 2016 allowed us to support our business growth and to pay substantial dividends to our stockholders. In July 2015, we announced an increase in our quarterly dividend of 11%, or $0.04 per share.  In July 2016, we subsequently announced an additional $0.04 per share, or 10%, increase in our quarterly dividend.  Dividends paid to stockholders were 80% of net income in fiscal 2016. It is anticipated that cash and total corporate investments as of May 31, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for fiscal years 2016,  2015, and 2014, and our financial position as of May 31, 2016, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our outlook for the fiscal year ending May 31, 2017 (“fiscal 2017”) is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our expected full-year fiscal 2017 payroll revenue growth rate is based upon anticipated client base growth and increases in revenue per check.  Our guidance for fiscal 2017 is as follows:

•	Payroll service revenue is anticipated to increase approximately 4%;
•	HRS Revenue is anticipated to increase in the range of 12% to 14%;
•	total service revenue is expected to increase in the range of 7% to 8%;
•	interest on funds held for clients is expected to reflect mid-single-digit growth;
•	net income is expected to increase approximately 8%, excluding the net tax benefit recognized in fiscal 2016 related to income derived in prior tax years;
•	operating income, net of certain items, as a percent of service revenue is expected to approximate 38%; and
•	the effective income tax rate for fiscal 2017 is expected to be in the range of 35.5% to 36%.

The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.1% for fiscal 2017. As of May 31, 2016, the long-term investment portfolio had an average yield-to-maturity of 1.7% and an average duration of 3.1 years.

Purchases of property and equipment for fiscal 2017 are expected to be in the range of $110 million to $120 million. This includes costs for internally developed software as we continue to invest in our service supporting technology. Fiscal 2017 depreciation expense is projected to be in the range of $100 million to $110 million, and we project amortization of intangible assets for fiscal 2017 to be in the range of $15 million to $20 million.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2016	Change	2015	Change	2014
Revenue:
Payroll service revenue	$1,729.9	4%	$1,656.8	4%	$1,599.3
HRS revenue	1,175.9	13%	1,040.7	18%	878.9
Total service revenue	2,905.8	8%	2,697.5	9%	2,478.2
Interest on funds held for clients	46.1	9%	42.1	3%	40.7
Total revenue	2,951.9	8%	2,739.6	9%	2,518.9
Combined operating and SG&A expenses	1,805.3	7%	1,686.0	10%	1,536.2
Operating income	1,146.6	9%	1,053.6	7%	982.7
Investment income, net	4.5	(28)%	6.4	17%	5.4
Income before income taxes	1,151.1	9%	1,060.0	7%	988.1
Income taxes	394.3	2%	385.1	7%	360.6
Effective income tax rate	34.3%		36.3%		36.5%
Net income	$756.8	12%	$674.9	8%	$627.5
Diluted earnings per share	$2.09	13%	$1.85	8%	$1.71

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2016, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2016	2015	2014
Average investment balances:
Funds held for clients	$4,105.5	$4,080.0	$3,968.7
Corporate investments	922.6	1,011.5	973.8
Total	$5,028.1	$5,091.5	$4,942.5

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.1%	1.0%	1.0%
Corporate investments	0.9%	0.7%	0.7%
Combined funds held for clients and corporate investments	1.1%	1.0%	1.0%

Total net realized gains	$0.1	$0.3	$0.6

$ in millions
As of May 31,	2016	2015	2014
Net unrealized gains on available-for-sale securities(1)	$47.6	$13.6	$34.5
Federal Funds rate(2)	0.50%	0.25%	0.25%
Total fair value of available-for-sale securities	$4,141.9	$3,595.6	$3,391.4
Weighted-average duration of available-for-sale securities in years(3)	3.1	3.2	3.0
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.7%	1.6%	1.6%

(1)	The net unrealized gain on our investment portfolios was approximately $63.5 million as of July 15, 2016.
(2)	The Federal Funds rate was in the range of 0.25% to 0.50% as of May 31, 2016, and in the range of zero to 0.25% as of May 31, 2015.
(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:  Payroll service revenue was $1.7 billion for both fiscal 2016 and fiscal 2015, reflecting growth of 4% for both fiscal 2016 and fiscal 2015 compared to fiscal 2014.  Both fiscal 2016 and fiscal 2015 benefited from increases in client base and revenue per check.   Revenue per check improved as a result of price increases, net of discounts.  Fiscal 2016 also benefited from two additional processing days during the year.

For fiscal 2016 and fiscal 2015, our total payroll client base growth was approximately 2%.  Client retention was in excess of 82% of the beginning of the year client base for fiscal 2016, consistent with fiscal 2015, which reflected a record high.

Human Resource Services revenue:  HRS revenue was $1.2 billion for fiscal 2016 and $1.0 billion for fiscal 2015, reflecting growth of 13%  and 18%, respectively, compared to each of the prior fiscal year periods.

For both fiscal 2016 and fiscal 2015,  HRS revenue growth was primarily driven by increases in client base across all major HCM services, including: comprehensive outsourcing services; retirement services; time and attendance; and HR.  HRS product key statistics are as follows:

$ in billions
As of May 31,	2016	Change	2015	Change	2014
Paychex HR Services client worksite employees	944,000	10%	858,000	12%	766,000
Paychex HR Services clients	35,000	10%	31,000	11%	28,000
Health and benefits services applicants	150,000	6%	142,000	6%	134,000
Retirement services plans	74,000	7%	70,000	6%	66,000
Asset value of retirement services participants’ funds	$23.6	—%	$23.5	7%	$21.9

We continue to experience strong demand for our Paychex HR Services, our largest HRS revenue stream, as evidenced by the continued double-digit growth in client worksite employees.  During both fiscal 2016 and fiscal 2015, the PEO, in particular, experienced strong demand.

Retirement services revenue growth was tempered in fiscal 2016 by a lower average asset value of participants’ funds, offset somewhat by higher basis points earned from external fund managers.  Retirement services revenue for fiscal 2015 compared to fiscal 2014 benefited from pricing and higher average asset value of participants’ funds.

Insurance services revenue growth for both fiscal 2016 and 2015 benefited from growth in our full-service ACA product.  In addition, higher average premiums and clients in our workers’ compensation product positively impacted revenue in both years.

Our HR administration products, including time and attendance and HR management, contributed to growth through strong sales of our SaaS solutions.  Time and attendance solutions benefited from a small business acquisition in fiscal 2015.

Total service revenue:  Total service revenue increased 8% for fiscal 2016 and 9% for fiscal 2015, attributable to the factors previously discussed.

Interest on funds held for clients:  Interest on funds held for clients increased 9% for fiscal 2016 and increased 3% for fiscal 2015.  For fiscal 2016, the increase was primarily due to higher average interest rates and slightly higher average investment balances.  For fiscal 2015, the increase was primarily due to an increase in average investment balances, while average interest rates earned were flat.

Average investment balances for funds held for clients increased 1% for fiscal 2016  and 3% for fiscal 2015.  The net increase in average investment balances for fiscal 2016 was mainly due to client base growth and wage inflation, partially offset by lower state unemployment insurance rates.  The increase in average investment balances for fiscal 2015 was mainly driven by increases in client base and wage inflation.

Refer to the “Market Risk Factors” section contained in Item 7A of this Form 10-K for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and SG&A expenses for fiscal years:

In millions	2016	Change	2015	Change	2014
Compensation-related expenses	$1,148.2	6%	$1,087.1	8%	$1,003.9
Depreciation and amortization	115.1	8%	106.6	2%	105.0
Other expenses	542.0	10%	492.3	15%	427.3
Total expenses	$1,805.3	7%	$1,686.0	10%	$1,536.2

Total expenses increased 7% for fiscal 2016 and 10% for fiscal 2015. Fiscal 2015 was impacted by costs relating to the new minimum premium plan health insurance offering within our PEO, introduced in January 2014, which contributed three percentage points of the increase in total expenses for fiscal 2015.

The increases in total expenses were driven largely by growth in compensation-related expenses.  For fiscal 2016, compensation-related expenses increased due to higher wages and performance-based compensation costs.  For fiscal 2015, compensation-related expenses increased due to higher sales headcount and variable costs resulting from strong sales execution, along with higher employee-benefit-related costs, primarily medical expenses.  As of May 31, 2016, we had approximately 13,500 employees, compared with 13,000 employees as of May 31, 2015.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.  The higher growth rate for depreciation and amortization in fiscal 2016 was primarily driven by higher depreciation related to an increase in internally developed software that was placed in service.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Other expenses increased due to growth within the PEO.  In addition, continued investment in product development and supporting technology impacted other expense growth for both fiscal 2016 and fiscal 2015.

Operating income:  Operating income increased 9% for fiscal 2016 and 7% for fiscal 2015. The fluctuations in operating income were attributable to the factors previously discussed.

Operating income, net of certain items, is as follows for fiscal years:

In millions	2016	Change	2015	Change	2014
Operating income	$1,146.6	9%	$1,053.6	7%	$982.7
Excluding: Interest on funds held for clients	(46.1)	9%	(42.1)	3%	(40.7)
Operating income, net of certain items (1)	$1,100.5	9%	$1,011.5	7%	$942.0

(1)	Operating income, net of certain items is a non-GAAP measure. Refer to the “Non-GAAP Financial Measure” discussion that follows.

Operating income, net of certain items, as a percentage of service revenue was approximately 38% for each of the fiscal years 2016, 2015 and 2014.

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

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, decreased 28% for fiscal 2016 as the result of immaterial losses on equity method investments and a decrease in average investment balances, partially offset by higher average interest rates earned.  The decrease in average investment balances for fiscal 2016 is the result of cash consideration paid for the acquisition of Advance Partners in December 2015 and stock repurchase activity.    Investment income increased 17% for fiscal 2015 due to an increase in average investment balances resulting from investment of cash generated from operations, while interest rates earned remained relatively flat.

Income taxes:  Our effective income tax rate was 34.3% for fiscal 2016 compared to 36.3% for fiscal 2015 and 36.5% for fiscal 2014. The decrease in the effective income tax rate for fiscal 2016 is related primarily to a net tax benefit that was recorded for income derived in prior tax years from customer-facing software we produced. During the first quarter, we engaged tax specialists to assess the qualification of such software for the Federal “Qualified Production Activities Deduction.”  Based on this assessment, we concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, we recorded the tax benefits and related tax reserves as a discrete item in the first quarter.  Excluding this net tax benefit, the effective income tax rate would have been approximately 35.8% for fiscal 2016.  Refer to Note J of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and earnings per share:  Net income increased 12% to $756.8 million for fiscal 2016 and 8% to $674.9 million for fiscal 2015. Diluted earnings per share increased 13% to $2.09 per share for fiscal 2016 and 8% to $1.85 per share for fiscal 2015. These fluctuations were attributable to the factors previously discussed. Excluding the net tax benefit recognized in the first quarter, net income and diluted earnings per share for fiscal 2016 would have increased 9% and 10%, respectively.

Liquidity and Capital Resources

Our financial position as of May 31, 2016 remained strong with cash and total corporate investments of $793.2 million and no debt. We believe that our investments as of May 31, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.

Commitments and Contractual Obligations

Lines of credit:  As of May 31, 2016, we had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2016 or as of May 31, 2016.

Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facilities:  On August 5, 2015, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020.  Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower.  Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.  This agreement supersedes the $750 million credit facility agreement set to expire on June 21, 2018, which was terminated as part of the new agreement.

There were no amounts outstanding under this credit facility as of May 31, 2016.  During fiscal 2016,  the Company borrowed against this facility, and its predecessor facility, for one-day periods each, from one to two times a quarter as follows:

$ in millions	2016	2015
Number of days borrowed	5	2
Maximum amount borrowed	$450.0	$150.0
Average amount borrowed	$305.0	$125.0
Weighted-average interest rate	3.39%	3.25%

The Company subsequently borrowed $100 million for one day under this line in June 2016.

The credit facility contains various financial and operational covenants that are usual and customary for such arrangements.  The Borrower was in compliance with these covenants during fiscal 2016.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

On March 17, 2016, the Company entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019.   Under the credit facility, Paychex Advance LLC (“Paychex Advance”) may, subject to certain restrictions, borrow up to $150 million to finance working capital needs and for general corporate purposes.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

There were no amounts outstanding under this credit facility as of May 31, 2016.  Subsequent to May 31, 2016, Paychex Advance borrowed approximately $56 million under this line, which remains outstanding as of the date of this report.

Letters of credit:  As of May 31, 2016, we had irrevocable standby letters of credit outstanding totaling $43.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2016 and April 2017, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2016 or as of May 31, 2016. Subsequent to May 31, 2016, the letter of credit expiring in July 2016 was renewed through July 2017.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2016. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2016:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years
Operating leases(1)	$106.7	$35.7	$48.5	$20.3	$2.2
Purchase obligations(2)	109.7	73.6	28.1	7.4	0.6
Total	$216.4	$109.3	$76.6	$27.7	$2.8

(1)	Operating leases are primarily for office space and equipment used in our branch operations.
(2)

Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $6.8 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $54.2 million as of May 31, 2016. Refer to Note J of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.

Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $68.3 million are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.

Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage Payroll Services® and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently fewer than ten Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2016,  2015, and 2014 was $16.1 million, $15.1million, and $14.4 million, respectively.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2016.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2016	2015	2014
Net income	$756.8	$674.9	$627.5
Non-cash adjustments to net income	234.9	211.4	198.6
Cash provided by changes in operating assets and liabilities	26.5	8.9	54.8
Net cash provided by operating activities	$1,018.2	$895.2	$880.9

The increase in our operating cash flows for fiscal 2016 compared to fiscal 2015 is primarily the result of higher net income, adjusted for non-cash items, along with the positive impact from fluctuations in our operating assets and liabilities.  The increase for fiscal 2015 compared to fiscal 2014 is primarily the result of higher net income, adjusted for non-cash items, offset by the decrease in cash provided by changes in our operating assets and liabilities.  Non-cash adjustments to net income increased for both fiscal 2016 and fiscal 2015, compared to the respective prior year periods.  The increase in non-cash adjustments for fiscal 2016 was largely due to higher depreciation expense related to an increase in internally developed software placed in service, and an increase in the deferred tax provision.  The increase in non-cash adjustments for fiscal 2015 was largely due to higher amortization of premiums on available-for-sale securities as the Company has increased its holdings of longer-duration investments, and higher stock-based compensation costs.  The fluctuations in our operating assets and liabilities between all periods were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2016	2015	2014
Net change in funds held for clients and corporate investment activities	$339.7	$(151.8)	$(211.4)
Purchases of property and equipment	(97.7)	(102.8)	(84.1)
Acquisition of businesses, net of cash acquired	(296.1)	(27.1)	(9.3)
Purchases of other assets	(9.0)	(3.3)	(11.3)
Net cash used in investing activities	$(63.1)	$(285.0)	$(316.1)

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Fluctuations in the net change in funds held for clients and corporate investment activities are largely due to timing within the client funds portfolio.  For fiscal 2016 compared to fiscal 2015, there was a significant fluctuation due to timing of the day of the week for fiscal year-end.  There were larger cash outflows on Tuesday, May 31, 2016 that required the liquidation of funds held in the funds held for clients portfolio.  This resulted in positive cash flow from investing activities for fiscal 2016.  Our net cash inflow from funds held for clients and corporate investment activities for fiscal 2016 was partially offset by the change in mix of investments with more invested in VRDN securities and less in cash equivalents as of May 31, 2016.  For fiscal 2015 compared to fiscal 2014, there was not a significant fluctuation due to timing of the day of the week for fiscal year-end.  The net cash outflow position for both fiscal 2015 and fiscal 2014 is related to more purchases of short-term and available-for-sale securities resulting from higher average collections from clients.  See further discussion of this timing in the financing cash flows discussion of net change in client fund obligations.

In general, fluctuations in net funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.  Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section contained in Item 7A of this Form 10-K.

Other investing activities:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2016,  2015, and 2014, we purchased approximately $4.9 million, $6.9 million, and $4.7 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

During fiscal 2016, we paid, net of cash acquired,  $296.1 million for the acquisition of Advance Partners.  During fiscal years 2015 and 2014, we paid, net of cash acquired, $27.1 million and $9.3 million, respectively, for immaterial business acquisitions.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2016	2015	2014
Net change in client fund obligations	$(304.8)	$93.0	$127.4
Dividends paid	(606.5)	(551.8)	(510.6)
Repurchases of common shares	(107.9)	(182.4)	(249.7)
Equity activity related to stock-based awards	25.6	48.5	113.3
Net cash used in financing activities	$(993.6)	$(592.7)	$(519.6)
Cash dividends per common share	$1.68	$1.52	$1.40

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

Fluctuations in net change in client fund obligations for the years presented are primarily the result of timing of collections and remittances and overall trends in client fund balances.   Timing for fiscal 2016 resulted in a net cash outflow position.   May 31, 2016 was a Tuesday, a larger cash outflow day due to clearing of Readychex and tax payments.  As May 31, 2015 was a Sunday, cash on hand would have been higher.  As a result, there was a net cash outflow over the period in fiscal 2016.

May 31, 2015 fell on a Sunday, while May 31, 2014 fell on a Saturday.  Friday is a large cash outflow day for direct deposit funds, partially offset by tax payment funds collected on that day.  This impact was consistent and did not impact the net cash flow position for client funds obligations reflected in fiscal 2015 or fiscal 2014.  The net cash inflow position in those years is the result of growth in average client funds held.  The slight decrease in net cash inflows for fiscal 2015 was the result of lower cash collections for state unemployment insurance with many states lowering their rates early in calendar 2015.

Dividends paid:  In July 2015, the Board increased our quarterly dividend to stockholders by 11% to $0.42 per share from $0.38 per share.  In July 2014, the Board increased our quarterly dividend to stockholders by 9% to $0.38 per share from $0.35 per share. The dividends paid as a percentage of net income totaled 80%, 82%, and 81% for fiscal years 2016,  2015, and 2014, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.

Repurchases of common shares:  In May 2014, the Board approved a program to repurchase up to $350 million of Paychex common stock, with authorization expiring in May 2017. Under this share repurchase program, we repurchased 2.2 million shares for a total of $107.9 million during fiscal 2016 and 3.9 million shares for a total of $182.4 million during fiscal 2015.  In fiscal 2014, we repurchased 6.2 million shares for a total of $249.7 million under a previously authorized program to repurchase up to $350 million of Paychex common stock, with authorization for that program expiring in May 2014.

Equity activity related to stock-based awards:  The decrease in activity related to stock-based awards for fiscal 2016 compared to fiscal 2015 and for fiscal 2015 compared to fiscal 2014 was largely driven by a decrease in proceeds from the exercise of stock options. Shares of common stock acquired through the exercise of stock options were 0.9 million shares, 1.6 million shares, and 3.4 million shares for fiscal years 2016, 2015, and 2014, respectively.  Refer to Note E of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on our stock-based compensation plans.

Other

Recently adopted accounting pronouncements:  Refer to Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements:  Refer to Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies

Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K discusses the significant accounting policies of Paychex. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses. On an ongoing basis, we evaluate the accounting policies and estimates used to prepare the consolidated financial statements. We base our estimates on historical experience, future expectations, and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates. Certain accounting policies that are deemed critical to our results of operations or financial position are discussed below.

Revenue recognition:  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Fees earned for funding of temporary staffing clients’ payrolls via purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract.  The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of our service offerings, we receive advance payments for set-up fees from our clients. We defer revenue associated with these advance payments and the related costs, recognizing the revenue and related expenses over the expected life of clients.

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which include wages, taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where the Company retains risk are classified as operating expenses rather than as a reduction in service revenue.

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

PEO insurance reserves:  As part of the PEO service, we offer workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers' compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

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

We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends.

Goodwill and other intangible assets:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit.  We performed our annual impairment testing in our fiscal fourth quarter.  A quantitative analysis was performed for our German reporting unit.  For all other reporting units, we utilized a qualitative assessment to determine if it is more-likely-than-not that the fair value of the reporting unit had declined below its carrying value.  The assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors.  Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal years 2016, 2015, or 2014.  Subsequent to this review, there have been no events or circumstances that indicate any potential impairment of our goodwill balance.

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

Refer to Note E of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our stock-based compensation plans.

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time non-qualified stock options are exercised or stock awards vest, we account for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital. We currently have a sufficient pool of excess tax benefits in additional paid-in capital to absorb any deficiency in tax benefits that fall short of the related deferred tax asset related to stock-based awards.

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Refer to Note J of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our reserve for uncertain tax positions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:    Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with AAA and AA ratings and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds, along with U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During fiscal 2016, our primary short-term investment vehicles were bank demand deposit accounts, VRDNs, high-quality commercial paper, and government agency discount notes. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2016, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.1%, compared to 1.0% for fiscal years 2015 and 2014. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2016 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$359.6	$360.7
Due after one year through three years	742.7	749.4
Due after three years through five years	918.5	935.7
Due after five years	2,073.5	2,096.1
Total	$4,094.3	$4,141.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Funds rate was raised by 25 basis points in December 2015 and has been in the range of 0.25% to 0.50% since then. Previously the Federal Funds rate had remained at a range of zero to 0.25% since December 2008.

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

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $5.0 billion for fiscal 2016. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $47.6 million as of May 31, 2016, compared with an unrealized gain of $13.6 million as of May 31, 2015.   Refer to Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2016, the net unrealized gain on our investment portfolios ranged from $3.7 million to $72.2 million. During fiscal 2015, the net unrealized gain on our investment portfolios ranged from an unrealized gain of $9.5 million to $55.9 million. The net unrealized gain on our investment portfolios was approximately $63.5 as of July 15, 2016.

As of May 31, 2016 and 2015, we had $4.1 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% and 1.6% as of May 31, 2016 and 2015, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of May 31, 2016, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2016 were not other-than-temporarily impaired. While $155.6 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $0.7 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of these securities in an unrealized loss position as of May 31, 2016 and 2015 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure in connection with our purchase of accounts receivable as a means of providing funding to clients in the temporary staffing industry.  This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off.  No single client is material in respect to total accounts receivable, service revenue, or results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of May 31, 2016, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paychex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Paychex, Inc. and its subsidiaries at May 31, 2016 and May 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

 July 22, 2016

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2016	2015	2014
Revenue:
Service revenue	$2,905.8	$2,697.5	$2,478.2
Interest on funds held for clients	46.1	42.1	40.7
Total revenue	2,951.9	2,739.6	2,518.9
Expenses:
Operating expenses	857.1	808.0	732.5
Selling, general and administrative expenses	948.2	878.0	803.7
Total expenses	1,805.3	1,686.0	1,536.2
Operating income	1,146.6	1,053.6	982.7
Investment income, net	4.5	6.4	5.4
Income before income taxes	1,151.1	1,060.0	988.1
Income taxes	394.3	385.1	360.6
Net income	$756.8	$674.9	$627.5

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	21.7	(14.0)	(0.5)
Total other comprehensive income/(loss), net of tax	21.7	(14.0)	(0.5)
Comprehensive income	$778.5	$660.9	$627.0

Basic earnings per share	$2.10	$1.86	$1.72
Diluted earnings per share	$2.09	$1.85	$1.71
Weighted-average common shares outstanding	360.7	362.9	364.5
Weighted-average common shares outstanding, assuming dilution	362.5	364.6	366.1
Cash dividends per common share	$1.68	$1.52	$1.40

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amount

As of May 31,	2016	2015
Assets
Cash and cash equivalents	$131.5	$170.0
Corporate investments	220.6	366.6
Interest receivable	36.1	37.9
Accounts receivable, net of allowance for doubtful accounts	408.6	176.6
Prepaid income taxes	10.5	12.9
Prepaid expenses and other current assets	58.8	50.8
Current assets before funds held for clients	866.1	814.8
Funds held for clients	3,997.5	4,273.4
Total current assets	4,863.6	5,088.2
Long-term corporate investments	441.1	399.8
Property and equipment, net of accumulated depreciation	353.0	353.9
Intangible assets, net of accumulated amortization	69.5	32.4
Goodwill	657.1	561.5
Prepaid income taxes	24.9	—
Other long-term assets	31.6	31.7
Total assets	$6,440.8	$6,467.5
Liabilities
Accounts payable	$56.7	$51.7
Accrued compensation and related items	247.8	210.4
Deferred revenue	26.3	11.2
Other current liabilities	79.8	39.6
Current liabilities before client fund obligations	410.6	312.9
Client fund obligations	3,955.3	4,260.1
Total current liabilities	4,365.9	4,573.0
Accrued income taxes	72.8	44.8
Deferred income taxes	22.1	1.8
Other long-term liabilities	68.3	62.4
Total liabilities	4,529.1	4,682.0
Commitments and contingencies — Note N
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.4 shares as of May 31, 2016 and 361.2 shares as of May 31, 2015, respectively.	3.6	3.6
Additional paid-in capital	952.7	880.1
Retained earnings	926.2	894.3
Accumulated other comprehensive income	29.2	7.5
Total stockholders’ equity	1,911.7	1,785.5
Total liabilities and stockholders’ equity	$6,440.8	$6,467.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2013	365.4	$3.7	$659.5	$1,088.5	$22.0	$1,773.7
Net income				627.5		627.5
Unrealized losses on securities, net of tax					(0.5)	(0.5)
Cash dividends declared				(510.6)		(510.6)
Repurchases of common shares	(6.2)	(0.1)	(11.2)	(238.4)		(249.7)
Stock-based compensation			26.4			26.4
Stock-based award transactions	3.8		119.7	(9.5)		110.2
Balance as of May 31, 2014	363.0	3.6	794.4	957.5	21.5	1,777.0
Net income				674.9		674.9
Unrealized losses on securities, net of tax					(14.0)	(14.0)
Cash dividends declared				(551.8)		(551.8)
Repurchases of common shares	(3.9)		(7.2)	(175.2)		(182.4)
Stock-based compensation			31.5			31.5
Stock-based award transactions	2.1		61.4	(11.1)		50.3
Balance as of May 31, 2015	361.2	3.6	880.1	894.3	7.5	1,785.5
Net income				756.8		756.8
Unrealized gains on securities, net of tax					21.7	21.7
Cash dividends declared				(606.5)		(606.5)
Repurchases of common shares	(2.2)		(4.1)	(103.8)		(107.9)
Stock-based compensation			34.6			34.6
Stock-based award transactions	1.4		42.1	(14.6)		27.5
Balance as of May 31, 2016	360.4	$3.6	$952.7	$926.2	$29.2	$1,911.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2016	2015	2014
Operating activities
Net income	$756.8	$674.9	$627.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	115.1	106.6	105.0
Amortization of premiums and discounts on available-for-sale securities	75.7	76.2	70.3
Stock-based compensation costs	34.6	31.4	26.3
Provision/(benefit) for deferred income taxes	7.1	(4.1)	(4.9)
Provision for allowance for doubtful accounts	2.5	1.6	2.5
Net realized gains on sales of available-for-sale securities	(0.1)	(0.3)	(0.6)
Changes in operating assets and liabilities:
Interest receivable	1.8	(1.6)	(3.9)
Accounts receivable	(37.5)	(28.2)	(18.2)
Prepaid expenses and other current assets	(5.0)	(8.5)	22.5
Accounts payable and other current liabilities	63.3	51.1	45.1
Net change in other long-term assets and liabilities	3.9	(3.9)	9.3
Net cash provided by operating activities	1,018.2	895.2	880.9
Investing activities
Purchases of available-for-sale securities	(12,572.2)	(34,020.4)	(29,850.5)
Proceeds from sales and maturities of available-for-sale securities	11,984.3	33,719.5	30,080.6
Net change in funds held for clients’ money market securities and other cash equivalents	927.6	149.1	(441.5)
Purchases of property and equipment	(97.7)	(102.8)	(84.1)
Acquisition of businesses, net of cash acquired	(296.1)	(27.1)	(9.3)
Purchases of other assets	(9.0)	(3.3)	(11.3)
Net cash used in investing activities	(63.1)	(285.0)	(316.1)
Financing activities
Net change in client fund obligations	(304.8)	93.0	127.4
Dividends paid	(606.5)	(551.8)	(510.6)
Repurchases of common shares	(107.9)	(182.4)	(249.7)
Equity activity related to stock-based awards	25.6	48.5	113.3
Net cash used in financing activities	(993.6)	(592.7)	(519.6)
(Decrease)/increase in cash and cash equivalents	(38.5)	17.5	45.2
Cash and cash equivalents, beginning of fiscal year	170.0	152.5	107.3
Cash and cash equivalents, end of fiscal year	$131.5	$170.0	$152.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business:  Paychex, Inc. and its wholly owned subsidiaries (collectively the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource, retirement, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the years ended May 31, 2016 (“fiscal 2016”), 2015 (“fiscal 2015”), and 2014 (“fiscal 2014”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2016 and May 31, 2015. In addition, the Company has equity method investments for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.

Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised primarily of the fees earned on our portfolio of HCM services, which include payroll processing and complementary human resource management and administration services. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Our Human Resource Services (“HRS”) portfolio of services and products provide small- to medium-sized businesses with retirement services administration, insurance services, HR administration services, and other human resource services and products. Our comprehensive human resource outsourcing service is available through Paychex HR Solutions, an administrative services organization (“ASO”), and Paychex PEO, a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, human resource and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained human resource services representative, among other services. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, offers health care coverage to PEO client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance products. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, Inc. Paychex HR Essentials is an ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.

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

The Company earns fees for funding of temporary staffing agencies payroll via purchasing of accounts receivable invoices.  The fees are deducted from the funding payment and revenue is recognized over an average collection period of 45 to 60 days.

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

Subsequent Events:  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.  On July 7, 2016, Paychex announced that the Board of Directors (the “Board”) approved a $0.04 increase in the Company’s regular quarterly dividend, an increase of 10%.  The quarterly dividend will go from $0.42 per share to $0.46 per share and is payable on August 25, 2016 to shareholders of record on August 1, 2016.

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $4.2 million as of May 31, 2016 and $1.4 million as of May 31, 2015. Accounts receivable balances, net of allowance for doubtful accounts, include: 1) trade receivables for services provided to clients of $221.6 million as of May 31, 2016 and $176.6 million as of May 31, 2015; and 2) purchased receivables related to funding arrangements with clients, resulting from the acquisition of Advance Partners in December 2015, of $187.0 million as of May 31, 2016. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash, money market securities, and short-term investments. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income in the Consolidated Statements of Income and Comprehensive Income. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for client portfolio and corporate investment portfolio are included in interest on funds held for clients and investment income, net, respectively.

Concentrations:  Substantially all of the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities, primarily municipal bond securities, are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily time deposits and money market funds, are held by well-capitalized financial institutions.

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

Goodwill and other intangible assets, net of accumulated amortization:  The Company has $657.1 million and $561.5 million of goodwill as of May 31, 2016 and 2015, respectively. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit.  We performed our annual impairment testing in our fiscal fourth quarter.  A quantitative analysis was performed for our German reporting unit.  For all other reporting units, we utilized a qualitative assessment to determine if it more-likely-than-not that the fair value of the reporting unit had declined below its carrying value.  The assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors.  Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal years 2016, 2015, or 2014. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

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

Revenue recognition:  Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients.  Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Fees earned for funding of payrolls for temporary staffing agency clients via the purchase of accounts receivable invoices are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 45 to 60 days.  The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of the Company's service offerings, it receives advance payments for set-up fees from its clients.  The Company defers revenue associated with these advance payments, recognizing the revenue and related expenses over the expected life of its clients.

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where the Company retains risk are recognized as operating expenses rather than as a reduction in service revenue. Direct pass-through costs billed and incurred that were a reduction in service revenue were $5.1 billion, $4.2 billion, and $3.4 billion for fiscal years 2016, 2015, and 2014, respectively.

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

The Company’s maximum individual claims liability was $1.3 million and $1.0 million under its fiscal 2016 and fiscal 2015 workers' compensation policies, respectively. As of May 31, 2016 and May 31, 2015, the Company had recorded current liabilities of $13.8 million and $11.3 million, respectively, and long-term liabilities of $18.4 million and $15.3 million,  respectively, on its Consolidated Balance Sheets for workers’ compensation costs.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.  The Company's maximum individual claims liability is $0.3 million under both its calendar 2016 and 2015 minimum premium health insurance plan policies.  Amounts accrued related to the health insurance reserves are $9.5 million and $8.1 million as of May 31, 2016 and May 31, 2015, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheets.

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

Refer to Note E for further discussion of the Company’s stock-based compensation plans.

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

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions, including interest and net of federal benefits, was $54.2 million as of May 31, 2016 and $29.1 million as of May 31, 2015. Refer to Note J for further discussion of the Company’s reserve for uncertain tax positions.

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

Recently adopted accounting pronouncements:  In March 2016, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”)  No. 2015-17 “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.” This guidance requires deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This guidance is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted as of the beginning of an interim or annual reporting period. With the adoption, the Company’s deferred tax assets and liabilities were classified as non-current on its Consolidated Balance Sheet and prior period amounts have been reclassified to conform with current year presentation. Adoption of this guidance did not materially impact its consolidated financial statements.

Recently issued accounting pronouncements:  In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.”  In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016.  Additional ASUs have been issued to amend or clarify this ASU as follows:

•

ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, presenting sales taxes, measuring noncash consideration, and certain transition matters.

•

ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition (TRG).

•

ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” was issued in March 2016.   ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation.

This guidance in these ASUs for revenue recognition is applicable to the Company's fiscal year beginning June 1, 2018.  The Company has substantially completed its initial analysis identifying the areas that will be impacted by the new guidance and is currently analyzing the impact to its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  ASU No. 2016-13 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company's fiscal year beginning June 1, 2020. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU No. 2016-09 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2016, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2017. The Company does not anticipate this to be material to its consolidated financial statements, and anticipates adopting this standard for its fiscal year beginning June 1, 2016.

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

Note B — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2016	2015	2014
Basic earnings per share:
Net income	$756.8	$674.9	$627.5
Weighted-average common shares outstanding	360.7	362.9	364.5
Basic earnings per share	$2.10	$1.86	$1.72
Diluted earnings per share:
Net income	$756.8	$674.9	$627.5
Weighted-average common shares outstanding	360.7	362.9	364.5
Dilutive effect of common share equivalents	1.8	1.7	1.6
Weighted-average common shares outstanding, assuming dilution	362.5	364.6	366.1
Diluted earnings per share	$2.09	$1.85	$1.71
Weighted-average anti-dilutive common share equivalents	0.5	0.3	0.7

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In May 2014, the Board approved a program to repurchase up to $350.0 million of the Company's common stock with authorization expiring on May 31, 2017. During fiscal 2016, the Company repurchased 2.2 million shares for $107.9 million and during fiscal 2015, the Company repurchased 3.9 million shares for $182.4 million under this program. All shares repurchased were retired.

In July 2016, the Board approved a new program to repurchase up to $350.0 million of the Company’s common stock with authorization expiring on May 31, 2019.  The purpose of the program is to manage common stock dilution.  Shares purchased will be retired.

Note C — Business Combination

Effective December 22, 2015, substantially all of the net assets of Advance Partners, a leading provider of integrated financial, operational, and strategic services to support independent staffing firms, were acquired by a wholly owned subsidiary of the Company.  Advance Partners offers customizable solutions to the temporary staffing industry, including payroll funding and outsourcing services, which include payroll, invoicing, and tax preparation.  The acquisition consideration was comprised of a base purchase price of $190.5 million plus immediate settlement of debt totaling $118.4 million, net of $12.8 million in cash acquired. Accounts receivable balances acquired, net of allowance for doubtful accounts, and less amounts due to clients related to funding arrangements, totaled $164.8 million. This acquisition allows the Company access to a growing industry serving small- to medium-sized businesses. Goodwill in the amount of $95.6 million was recorded as a result of the acquisition, which is tax-deductible.

The financial results of Advance Partners is included in the Company’s consolidated financial statements from the date of acquisition.  The Company concluded that the acquisition was not material to its results of operations or financial position.  Therefore, pro-forma financial information has been excluded.

Note D — Investment Income, Net

Investment income, net, consisted of the following items:

	Year ended May 31,
In millions	2016	2015	2014
Interest income on corporate funds	$8.4	$7.8	$6.9
Interest expense	(1.1)	(0.7)	(1.1)
Net loss from equity-method investments	(2.8)	(0.7)	(0.4)
Investment income, net	$4.5	$6.4	$5.4

Note E — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated, effective on October 14, 2015 (the “2002 Plan”), authorizes grants of up to 44.1 million shares of the Company’s common stock. As of May 31, 2016, there were 22.2 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and increase additional paid-in capital.

Stock-based compensation expense was $34.6 million, $31.4 million, and $26.3 million for fiscal years 2016, 2015, and 2014, respectively. Related income tax benefits recognized were $12.9 million, $11.7 million, and $10.1 million for the respective fiscal years. Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2016, the total unrecognized compensation cost related to all unvested stock-based awards was $60.8 million and is expected to be recognized over a weighted-average period of 2.9 years.

Black-Scholes fair value assumptions:  The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model. There were no performance stock options granted in fiscal 2016.  The weighted-average assumptions used for valuation under the Black-Scholes model are as follows:

	Year ended May 31,
	2014	2016	2015	2014
	Performance stock options	Stock options
Risk-free interest rate	1.5%	1.9%	2.1%	2.0%
Dividend yield	3.9%	3.6%	3.7%	4.1%
Volatility factor	0.20	0.18	0.21	0.22
Expected option life in years	4.5	6.1	6.0	6.4
Weighted-average grant-date fair value of stock options granted (per share)	$3.85	$5.25	$5.68	$4.90

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

The following table summarizes stock option activity for the year ended May 31, 2016:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2015	4.7	$35.21
Granted	0.8	$47.42
Exercised	(0.9)	$34.77
Forfeited	(0.1)	$38.46
Expired	—	$35.89
Outstanding as of May 31, 2016	4.5	$37.42	6.3	$75.9
Exercisable as of May 31, 2016	2.6	$33.84	4.9	$53.1

(1)	Market price of the underlying stock as of May 31, 2016 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2016	2015	2014
Total intrinsic value of stock options exercised	$14.5	$17.6	$18.9
Total grant-date fair value of stock options vested	$4.0	$3.6	$3.0

Performance stock options:  In July 2011, the Board approved a special award of performance-based stock options under a Long-Term Incentive Plan. Subsequent grants of this award have been made upon hire of new officers.  Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives. Total shares earned and vested are based on achievement against pre-established targets for fiscal 2016.  However, the terms of the award allowed for accelerated vesting of up to 50% of the award at target depending on achievement against pre-established targets for fiscal 2014.  Based on achievement against pre-established targets for fiscal 2016, a total of 63.0% of the award was earned.  In July 2014, 23.5% of the awards accelerated and vested based on achievement against performance targets for fiscal 2014.  The remaining 39.5% of the awards will vest in July 2016.

The following table summarizes performance stock option activity for the year ended May 31, 2016:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2015	2.7	$31.31
Granted	—	$—
Exercised	(0.1)	$31.11
Forfeited	(0.1)	$29.85
Expired	—	$—
Outstanding as of May 31, 2016	2.5	$31.36	5.4	$57.9
Exercisable as of May 31, 2016	0.4	$31.22	5.2	$9.6

(1)	Market price of the underlying stock as of May 31, 2016 less the exercise price.

For fiscal 2016, the total intrinsic value of the performance stock options exercised was $1.0 million.

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

The following table summarizes RSU activity for the year ended May 31, 2016:

			Weighted-
		Weighted-	average
		average	remaining
		grant-date	vesting	Aggregate
		fair value	period	intrinsic
In millions, except per share amounts	RSUs	per share	(years)	value(1)
Nonvested as of May 31, 2015	1.8	$33.57
Granted	0.7	$42.60
Vested	(0.5)	$31.34
Forfeited	(0.2)	$35.97
Nonvested as of May 31, 2016	1.8	$37.58	3.0	$96.5

(1)	Intrinsic value for RSUs is the market price of the underlying stock as of May 31, 2016.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2016	2015	2014
Weighted-average grant-date fair value of RSUs granted	$42.60	$36.64	$36.37
Total intrinsic value of RSUs vested	$25.9	$21.7	$18.3
Total grant-date fair value of RSUs vested	$17.3	$14.8	$12.1

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

The following table summarizes restricted stock activity for the year ended May 31, 2016:

		Weighted-
		average
		grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2015	0.2	$38.99
Granted	—	$47.46
Vested	(0.1)	$37.70
Forfeited	—	$40.54
Nonvested as of May 31, 2016	0.1	$43.99

Other information pertaining to restricted stock follows:

	Year ended May 31,
In millions, except per share amounts	2016	2015	2014
Weighted-average grant-date fair value of restricted stock granted	$47.46	$41.70	$38.53
Total grant-date fair value of restricted stock vested	$3.0	$3.5	$3.3

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

The following table summarizes performance share activity for the year ended May 31, 2016:

		Weighted-
		average
		grant-date
	Performance	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2015	0.6	$34.24
Granted (1)	0.1	$42.48
Vested	(0.2)	$29.10
Forfeited	—	$37.09
Nonvested as of May 31, 2016	0.5	$38.89

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Non-compensatory employee benefit plan:  Prior to January 1, 2016, the Company offered a non-qualified
Employee Stock Purchase Plan (“ESPP”) to all employees under which the Company’s common stock could be purchased through a payroll deduction with no discount to the market price and no look-back provision. This ESPP was discontinued as of December 31, 2015.  Effective January 1, 2016, the Company began offering a qualified ESPP to all employees.  Under this new ESPP, the Company’s common stock can be purchased through a payroll deduction at a discount to the market price.  The Plan allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan.  For offering periods during fiscal 2016 the discount was set at 5% of the market price.  Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees, except for when stock was sold.  Transactions under the qualified ESPP occur through the Company’s third party stock plan administrator.  The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2016, 2015, or 2014 related to either plan.

Note F — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$502.4	$—	$—	$502.4
Available-for-sale securities:
Corporate bonds	128.4	2.9	(0.1)	131.2
General obligation municipal bonds	1,594.1	27.6	(0.1)	1,621.6
Pre-refunded municipal bonds(1)	60.2	1.4	—	61.6
Revenue municipal bonds	916.2	15.8	(0.2)	931.8
U.S. government agency securities	160.8	0.6	(0.3)	161.1
Variable rate demand notes	1,234.6	—	—	1,234.6
Total available-for-sale securities	4,094.3	48.3	(0.7)	4,141.9
Other	14.2	0.8	(0.1)	14.9
Total funds held for clients and corporate investments	$4,610.9	$49.1	$(0.8)	$4,659.2

	May 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,430.0	$—	$—	$1,430.0
Available-for-sale securities:
General obligation municipal bonds	1,694.0	14.0	(4.3)	1,703.7
Pre-refunded municipal bonds(1)	101.7	1.0	—	102.7
Revenue municipal bonds	960.7	6.1	(3.2)	963.6
Variable rate demand notes	825.6	—	—	825.6
Total available-for-sale securities	3,582.0	21.1	(7.5)	3,595.6
Other	12.7	1.5	—	14.2
Total funds held for clients and corporate investments	$5,024.7	$22.6	$(7.5)	$5,039.8

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of May 31, 2016 are money market funds and bank demand deposit accounts.  As of May 31, 2015 money market securities and other cash equivalents included money market funds, bank demand deposit accounts, short-term municipal bonds and commercial paper.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2016	2015
Funds held for clients	$3,997.5	$4,273.4
Corporate investments	220.6	366.6
Long-term corporate investments	441.1	399.8
Total funds held for clients and corporate investments	$4,659.2	$5,039.8

The Company’s available-for-sale securities reflected a net unrealized gain of $47.6 million as of May 31, 2016 compared with a net unrealized gain of $13.6 million as of May 31, 2015. Included in the net unrealized gain total as of May 31, 2016 and May 31, 2015, there were 63 and 280 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	May 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	(0.1)	14.7	—	—	(0.1)	14.7
General obligation municipal bonds	$(0.1)	$48.9	$—	$2.8	$(0.1)	$51.7
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	—	20.7	(0.2)	11.7	(0.2)	32.4
U.S. government agency securities	(0.3)	51.1	—	—	(0.3)	51.1
Total	$(0.5)	$141.1	$(0.2)	$14.5	$(0.7)	$155.6

	May 31, 2015
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
General obligation municipal bonds	$(3.8)	$535.1	$(0.5)	$26.3	$(4.3)	$561.4
Revenue municipal bonds	(3.2)	361.6	—	—	(3.2)	361.6
Total	$(7.0)	$896.7	$(0.5)	$26.3	$(7.5)	$923.0

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2016 that had unrealized losses of $0.7 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of the securities in an unrealized loss position as of May 31, 2016 and May 31, 2015 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2016	2015	2014
Gross realized gains	$0.1	$0.3	$0.6
Gross realized losses	—	—	—
Net realized gains	$0.1	$0.3	$0.6

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$359.6	$360.7
Due after one year through three years	742.7	749.4
Due after three years through five years	918.5	935.7
Due after five years	2,073.5	2,096.1
Total	$4,094.3	$4,141.9

Variable rate demand notes are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note G — Fair Value Measurements

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
•

Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

o	quoted prices for similar, but not identical, instruments in active markets;
o	quoted prices for identical or similar instruments in markets that are not active;
o	inputs other than quoted prices that are observable for the instrument; or
o	inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$131.2	$—	$131.2	$—
General obligation municipal bonds	1,621.6	—	1,621.6	—
Pre-refunded municipal bonds	61.6	—	61.6	—
Revenue municipal bonds	931.8	—	931.8	—
U.S. government agency securities	161.1	—	161.1	—
Variable rate demand notes	1,234.6	—	1,234.6	—
Total available-for-sale securities	$4,141.9	$—	$4,141.9	$—
Other	$14.9	$14.9	$—	$—
Liabilities:
Other long-term liabilities	$14.9	$14.9	$—	$—

	May 31, 2015
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$15.0	$—	$15.0	$—
General obligation municipal bonds	55.1	—	55.1	—
Pre-refunded municipal bonds	20.5	—	20.5	—
Revenue municipal bonds	12.3	—	12.3	—
Money market securities	0.2	0.2	—	—
Total cash equivalents	$103.1	$0.2	$102.9	$—
Available-for-sale securities:
General obligation municipal bonds	$1,703.7	$—	$1,703.7	$—
Pre-refunded municipal bonds	102.7	—	102.7	—
Revenue municipal bonds	963.6	—	963.6	—
Variable rate demand notes	825.6	—	825.6	—
Total available-for-sale securities	$3,595.6	$—	$3,595.6	$—
Other	$14.2	$14.2	$—	$—
Liabilities:
Other long-term liabilities	$14.2	$14.2	$—	$—

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

Note H — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2016	2015
Land and improvements	$8.3	$8.3
Buildings and improvements	103.0	102.1
Data processing equipment	196.1	190.9
Software	447.5	391.8
Furniture, fixtures, and equipment	125.0	145.6
Leasehold improvements	108.2	106.2
Construction in progress	24.1	28.5
Total property and equipment, gross	1,012.2	973.4
Less: Accumulated depreciation	659.2	619.5
Property and equipment, net of accumulated depreciation	$353.0	$353.9

Depreciation expense was $99.2 million, $92.1 million, and $89.1 million for fiscal years 2016, 2015, and 2014, respectively.

Note I — Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $657.1 million as of May 31, 2016, and $561.5 million as of May 31, 2015. The increase of $95.6 million in goodwill since May 31, 2015 was the result of the acquisition of substantially all of the net assets of Advance Partners by a wholly owned subsidiary of the Company in December 2015.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2016	2015
Client lists	$289.2	$244.6
Other intangible assets	5.4	3.2
Total intangible assets, gross	294.6	247.8
Less: Accumulated amortization	225.1	215.4
Intangible assets, net of accumulated amortization	$69.5	$32.4

During fiscal 2016, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists —9.7 years; other intangible assets —5.0 years; and total —9.5 years.  Amortization expense relating to intangible assets was $15.9 million, $14.5 million, and $15.9 million for fiscal years 2016, 2015, and 2014, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2017	$17.7
2018	14.1
2019	11.1
2020	8.5
2021	6.5

Note J — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2016	2015
Deferred tax assets:
Compensation and employee benefit liabilities	$21.4	$20.9
Other current liabilities	7.9	6.9
Tax credit carry forward	40.0	40.1
Depreciation	8.8	11.9
Stock-based compensation	22.0	21.6
Tax benefit of uncertain tax positions	18.6	15.7
Other	7.1	9.2
Gross deferred tax assets	125.8	126.3
Deferred tax liabilities:
Capitalized software	56.3	53.6
Depreciation	2.5	3.8
Goodwill and intangible assets	58.5	52.0
Revenue not subject to current taxes	13.3	13.1
Unrealized gains on available-for-sale securities	17.3	5.3
Other	—	0.3
Gross deferred tax liabilities	147.9	128.1
Net deferred tax liability	$(22.1)	$(1.8)

The deferred tax asset related to tax credit carry forward consists of alternative minimum tax credits, which may be carried forward indefinitely.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2016	2015	2014
Current:
Federal	$336.4	$341.4	$314.5
State	50.8	47.8	51.0
Total current	387.2	389.2	365.5
Deferred:
Federal	5.5	(5.1)	(3.5)
State	1.6	1.0	(1.4)
Total deferred	7.1	(4.1)	(4.9)
Income taxes	$394.3	$385.1	$360.6

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	3.0%	3.0%	3.3%
Section 199 - Qualified production activities	(2.4)%	—%	—%
Tax-exempt municipal bond interest	(1.4)%	(1.5)%	(1.5)%
Other items	0.1%	(0.2)%	(0.3)%
Effective income tax rate	34.3%	36.3%	36.5%

During fiscal 2016, the Company engaged tax specialists to assess the qualification of its customer-facing computer software for the federal “Qualified Production Activities Deduction” under Internal Revenue Code Section 199, and the regulations thereunder.  Based on this assessment, the Company concluded that certain of its software offerings qualified for this tax deduction for fiscal 2016 and prior tax years that remain open to IRS examination.  The Company submitted claims to recover these tax benefits for prior tax years and will claim the fiscal 2016 tax benefits when it files its fiscal 2016 tax return.  Accordingly, the Company recognized the tax benefits, and related tax reserves, for its qualified customer-facing activities in these years in fiscal 2016.

Uncertain income tax positions:  The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany.  The Company maintains a reserve for uncertain tax positions. As of May 31, 2016 and May 31, 2015, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $54.2 million and $29.1 million, respectively, and were included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2016	2015	2014
Balance as of beginning of fiscal year	$39.9	$40.0	$26.7
Additions for tax positions of the current year	7.3	6.7	11.2
Additions for tax positions of prior years	20.7	0.8	4.2
Reductions for tax positions of prior years	(0.1)	(0.4)	(1.8)
Settlements with tax authorities	(2.2)	(1.2)	—
Expiration of the statute of limitations	(0.9)	(6.0)	(0.3)
Balance as of end of fiscal year	$64.7	$39.9	$40.0

The reserve as of May 31, 2016 substantially relates to the Company’s uncertain tax positions for certain federal and state income tax matters.  The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $54.2 million as of May 31, 2016 adequately covers open tax years and uncertain tax positions up to and including fiscal 2016 for major taxing jurisdictions. As of May 31, 2016 and May 31, 2015, the entire $54.2 million and $29.1 million, respectively, of unrecognized tax benefits, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through the fiscal year ended May 31, 2011. Fiscal years 2012 through 2014 are currently under audit by the IRS and fiscal years 2015 and 2016 are subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through the fiscal year ended May 31, 2011, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2016, 2015, and 2014 was immaterial to the Company’s results of operations.

Note K — Accumulated Other Comprehensive Income

The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets. The changes in accumulated other comprehensive income are as follows:

	Year ended May 31,
In millions	2016	2015	2014
Beginning balance	$7.5	$21.5	$22.0
Other comprehensive income/(loss):
Unrealized holding gains/(losses)	34.2	(21.5)	0.3
Income tax (expense)/benefit related to unrealized holding gains/(losses)	(12.4)	7.7	(0.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(0.1)	(0.3)	(0.6)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	—	0.1	0.2
Total other comprehensive income/(loss), net of tax	21.7	(14.0)	(0.5)
Ending balance	$29.2	$7.5	$21.5

Total tax expense/(benefit) included in other comprehensive income/(loss)	$12.4	$(7.8)	$0.2

Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities and impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note L — Supplemental Cash Flow Information

Income taxes paid were $369.9 million, $372.8 million, and $317.8 million for fiscal years 2016, 2015, and 2014, respectively.

Lease incentives received in the form of tenant allowances and free rent were $4.3 million, $8.5 million, and $6.7 million for fiscal years 2016, 2015, and 2014, respectively.

Note M — Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a company matching contribution, when such contribution is in effect.  The Company provided matching contributions of 50% of up to 8% of eligible pay that an employee contributed to the Plan, effective for pay dates on or after November 15, 2013 and 50% of up to 6% of eligible pay that an employee contributed to the Plan between February 2012 and November 2013.  Company contributions to the Plan for fiscal years 2016, 2015, and 2014 were $21.4 million, $19.6 million, and $16.4 million, respectively.

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

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date.  The amounts accrued under these plans were $14.9 million and $14.2 million as of May 31, 2016 and May 31, 2015, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note N — Commitments and Contingencies

Lines of credit:  As of May 31, 2016, the Company had unused borrowing capacity available under uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business, if necessary. No amounts were outstanding against these lines of credit during fiscal 2016 or as of May 31, 2016.

Certain of the financial institutions are also parties to the Company’s credit facility and irrevocable standby letters of credit, which are discussed below.

Credit facilities:  On August 5, 2015, the Company entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020.  Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower.  Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.  This agreement supersedes the $750 million credit facility agreement set to expire on June 21, 2018, which was terminated as part of the new agreement.

There were no amounts outstanding under this credit facility as of May 31, 2016.  During fiscal 2016,  the Company borrowed against this facility, and its predecessor facility, for one-day periods each, from one to two times a quarter as follows:

$ in millions	2016	2015
Number of days borrowed	5	2
Maximum amount borrowed	$450.0	$150.0
Average amount borrowed	$305.0	$125.0
Weighted-average interest rate	3.39%	3.25%

The Company subsequently borrowed $100 million for one day under this line in June 2016.

The credit facility contains various financial and operational covenants that are usual and customary for such arrangements.  The Borrower was in compliance with these covenants during fiscal 2016.

Certain lenders under this credit facility, and their respective affiliates, have performed, and may in the future perform for the Company and its subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

In March 2016, the Company entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019.   Under the credit facility, Paychex Advance LLC may, subject to certain restrictions, borrow up to $150 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

There were no amounts outstanding under this credit facility as of May 31, 2016.  Paychex Advance subsequently borrowed approximately $56 million under this line, which remains outstanding as of the date of this report.

Letters of credit:  The Company had irrevocable standby letters of credit outstanding totaling $43.0 million both as of May 31, 2016 and May 31, 2015, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2016 and April 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2016 or as of May 31, 2016. Subsequent to May 31, 2016, the letter of credit expiring in July 2016 was renewed through July 2017.

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

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2016, 2015, and 2014 was $39.8 million, $39.4 million, and $39.1 million, respectively. As of May 31, 2016, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

Minimum
In millions	lease
Year ending May 31,	payments
2017	$35.7
2018	28.5
2019	20.0
2020	12.9
2021	7.4
Thereafter	2.2

Other commitments:    As of May 31, 2016, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $109.6 million, including $6.8 million of commitments to purchase capital assets. These minimum future payment obligations relate to the following fiscal years:

Minimum
In millions	payment
Year ending May 31,	obligation
2017	$73.5
2018	20.5
2019	7.6
2020	4.4
2021	3.0
Thereafter	0.6

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

Note O — Related Parties

During fiscal years 2016, 2015, and 2014, the Company purchased approximately $4.9 million, $6.9 million, and $4.7 million, respectively, of data processing equipment and software from EMC Corporation. The Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2016, 2015, and 2014, the Company purchased approximately $2.3 million, $1.7 million, and $1.3 million, respectively, of office supplies from Staples, Inc. The Vice Chairman of Staples, Inc. is a member of the Company’s Board.

Note P — Quarterly Financial Data (Unaudited)

In millions, except per share amounts

	Three Months Ended
Fiscal 2016	August 31	November 30	February 29	May 31	Full Year
Service revenue	$712.2	$711.3	$740.7	$741.6	$2,905.8
Interest on funds held for clients	10.8	11.1	11.9	12.3	46.1
Total revenue	$723.0	$722.4	$752.6	$753.9	$2,951.9
Operating income	$296.1	$294.2	$280.0	$276.3	$1,146.6
Investment income/(loss), net	1.4	1.6	1.7	(0.2)	4.5
Income before income taxes	297.5	295.8	281.7	276.1	1,151.1
Income taxes	88.4	106.6	101.3	98.0	394.3
Net income	$209.1	$189.2	$180.4	$178.1	$756.8
Basic earnings per share(1)	$0.58	$0.52	$0.50	$0.49	$2.10
Diluted earnings per share(1)	$0.58	$0.52	$0.50	$0.49	$2.09
Weighted-average common shares outstanding	361.1	360.7	360.5	360.3	360.7
Weighted-average common shares outstanding, assuming dilution	362.8	362.3	362.2	360.7	362.5
Cash dividends per common share	$0.42	$0.42	$0.42	$0.42	$1.68
Total net realized gains(2)	$—	$—	$0.1	$—	$0.1

	Three Months Ended
Fiscal 2015	August 31	November 30	February 28	May 31	Full Year
Service revenue	$656.6	$665.9	$693.6	$681.4	$2,697.5
Interest on funds held for clients	10.2	10.4	10.7	10.8	42.1
Total revenue	$666.8	$676.3	$704.3	$692.2	$2,739.6
Operating income	$267.5	$270.2	$264.3	$251.6	$1,053.6
Investment income, net	1.4	1.4	1.6	2.0	6.4
Income before income taxes	268.9	271.6	265.9	253.6	1,060.0
Income taxes	97.6	98.6	96.5	92.4	385.1
Net income	$171.3	$173.0	$169.4	$161.2	$674.9
Basic earnings per share(1)	$0.47	$0.48	$0.47	$0.44	$1.86
Diluted earnings per share(1)	$0.47	$0.47	$0.46	$0.44	$1.85
Weighted-average common shares outstanding	363.1	363.0	363.2	362.3	362.9
Weighted-average common shares outstanding, assuming dilution	364.7	364.6	365.0	364.5	364.6
Cash dividends per common share	$0.38	$0.38	$0.38	$0.38	$1.52
Total net realized gains(2)	$0.1	$0.1	$—	$0.1	$0.3

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.
(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(Deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts(1)	deductions(2)	of fiscal year
2016
Allowance for doubtful accounts	$1.4	$2.5	$2.0	$1.7	$4.2
Reserve for client fund losses	$1.8	$2.4	$—	$2.2	$2.0
2015
Allowance for doubtful accounts	$1.5	$1.6	$0.1	$1.8	$1.4
Reserve for client fund losses	$1.9	$2.0	$(0.2)	$1.9	$1.8
2014
Allowance for doubtful accounts	$1.0	$2.5	$—	$2.0	$1.5
Reserve for client fund losses	$2.4	$2.2	$—	$2.7	$1.9

(1)	Amounts related to business acquisitions.
(2)	Uncollectible amounts written off, net of recoveries.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2016, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the quarter ended May 31, 2016. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting:  The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2016, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	56

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

Efrain Rivera	59

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

Mark A. Bottini	55

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

John B. Gibson	50

Mr. Gibson joined Paychex in May 2013 as Senior Vice President of Service.  Prior to joining the Company, Mr. Gibson served as President and Chief Executive Officer for AlphaStaff, a national provider of human resource outsourcing services to small- and medium-sized businesses.  Prior to joining AlphaStaff in 2010, Mr. Gibson was President of the HR Management Division of Convergys, a global leader in technology, outsourcing, and business services.  From 2004 to 2007, he served as Senior Vice President of Global Operations and Client Services of Convergys.

Michael E. Gioja	58

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

Name	Age	Position and business experience
Stephanie L. Schaeffer	46

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006.  In 2011, she was appointed Corporate Secretary.  She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all of the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Jennifer Vossler	53

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

Laurie L. Zaucha	51

Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she held various executive positions at Bausch & Lomb Incorporated.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2016, in the sections “PROPOSAL 1 — ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2016, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2016,” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2016, under the sections  “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2016, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2016, under the section “PROPOSAL 3 — RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

3.	Exhibits
	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. Qualified Employee Stock Purchase Plan, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-207594.
#	(10.2)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015), incorporated herein by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8, No. 333-207592.

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

* #	(10.14)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Form of Non-Qualified Stock Option and Restricted Stock Award Agreement Long Term Incentive Program (“LTIP”).

#	(10.15)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.16)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.17)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.18)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.19)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2016.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 22, 2016.

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