Form 10-Q
period 2016-08-31
PAYCHEX INC
filed 2016-09-30
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

Commission file number 0-11330

_________________________________________

PAYCHEX, INC.

_________________________________________

911 Panorama Trail South

Rochester, New York 14625-2396

(585) 385-6666

A Delaware Corporation

IRS Employer Identification Number: 16-1124166

_________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	361,651,474	Shares
CLASS	OUTSTANDING AS OF	August 31, 2016

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2016	2015
Revenue:
Service revenue	$773.5	$712.2
Interest on funds held for clients	12.0	10.8
Total revenue	785.5	723.0
Expenses:
Operating expenses	225.1	205.7
Selling, general and administrative expenses	237.4	221.2
Total expenses	462.5	426.9
Operating income	323.0	296.1
Investment income, net	1.5	1.4
Income before income taxes	324.5	297.5
Income taxes	107.1	88.4
Net income	$217.4	$209.1

Other comprehensive income, net of tax:
Unrealized gains on securities, net of tax	10.0	6.3
Total other comprehensive income, net of tax	10.0	6.3
Comprehensive income	$227.4	$215.4

Basic earnings per share	$0.60	$0.58
Diluted earnings per share	$0.60	$0.58
Weighted-average common shares outstanding	361.0	361.1
Weighted-average common shares outstanding, assuming dilution	364.1	362.8
Cash dividends per common share	$0.46	$0.42

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	August 31,	May 31,
	2016	2016
Assets
Cash and cash equivalents	$130.0	$131.5
Corporate investments	367.7	220.6
Interest receivable	31.7	36.1
Accounts receivable, net of allowance for doubtful accounts	485.6	408.6
Prepaid income taxes	—	10.5
Prepaid expenses and other current assets	62.7	58.8
Current assets before funds held for clients	1,077.7	866.1
Funds held for clients	3,443.3	3,997.5
Total current assets	4,521.0	4,863.6
Long-term corporate investments	446.3	441.1
Property and equipment, net of accumulated depreciation	348.4	353.0
Intangible assets, net of accumulated amortization	65.0	69.5
Goodwill	657.1	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	34.2	31.6
Total assets	$6,096.9	$6,440.8
Liabilities
Accounts payable	$51.2	$56.7
Accrued compensation and related items	245.8	247.8
Accrued income taxes	65.6	—
Short-term borrowings	51.3	—
Deferred revenue	26.8	26.3
Other current liabilities	84.9	79.8
Current liabilities before client fund obligations	525.6	410.6
Client fund obligations	3,387.6	3,955.3
Total current liabilities	3,913.2	4,365.9
Accrued income taxes	82.1	72.8
Deferred income taxes	41.2	22.1
Other long-term liabilities	72.3	68.3
Total liabilities	4,108.8	4,529.1
Commitments and contingencies — Note J
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.7 shares as of August 31, 2016 and 360.4 shares as of May 31, 2016, respectively.	3.6	3.6
Additional paid-in capital	986.4	952.7
Retained earnings	958.9	926.2
Accumulated other comprehensive income	39.2	29.2
Total stockholders’ equity	1,988.1	1,911.7
Total liabilities and stockholders’ equity	$6,096.9	$6,440.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2016	2015
Operating activities
Net income	$217.4	$209.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	29.7	27.0
Amortization of premiums and discounts on available-for-sale securities	18.6	19.4
Stock-based compensation costs	9.1	8.8
Provision for deferred income taxes	14.1	14.4
Provision for allowance for doubtful accounts	1.2	0.1
Net realized gains on sales of available-for-sale securities	(0.1)	—
Changes in operating assets and liabilities:
Interest receivable	4.4	5.8
Accounts receivable	(78.1)	(30.1)
Prepaid expenses and other current assets	6.6	0.2
Accounts payable and other current liabilities	60.9	6.8
Net change in other long-term assets and liabilities	10.9	16.8
Net cash provided by operating activities	294.7	278.3
Investing activities
Purchases of available-for-sale securities	(14,777.0)	(2,362.9)
Proceeds from sales and maturities of available-for-sale securities	14,920.3	3,046.8
Net change in funds held for clients’ money market securities and other cash equivalents	257.3	100.7
Purchases of property and equipment	(20.3)	(21.2)
Purchases of other assets	—	(3.5)
Net cash provided by investing activities	380.3	759.9
Financing activities
Net change in client fund obligations	(567.8)	(533.3)
Proceeds from short-term borrowings	51.3	—
Dividends paid	(166.3)	(151.9)
Repurchases of common shares	—	(62.9)
Activity related to equity-based plans	6.3	(4.2)
Net cash used in financing activities	(676.5)	(752.3)
(Decrease)/increase in cash and cash equivalents	(1.5)	285.9
Cash and cash equivalents, beginning of fiscal year	131.5	170.0
Cash and cash equivalents, end of fiscal year	$130.0	$455.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2016

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the three months ended August 31, 2016 and 2015. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2016 and May 31, 2016. In addition, the Company has equity method investments for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which is significant.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2016 (“fiscal 2016”). Operating results and cash flows for the three months ended August 31, 2016 (the “first quarter”) are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2017 (“fiscal 2017”).

Accounts Receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $4.7 million as of August 31, 2016 and $4.2 million as of May 31, 2016.  Accounts receivable balances, net of allowance for doubtful accounts, include:  1) trade receivables for services provided to clients of $280.2 million as of August 31, 2016 and $221.6 million as of May 31, 2016; and 2) purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry of $205.4 million as of August 31, 2016 and $187.0 million as of May 31, 2016.

PEO insurance reserves: As part of the professional employer organization (“PEO”), the Company offers workers' compensation insurance and health insurance to client companies for the benefit of client employees. For workers' compensation insurance, reserves are established to provide for the estimated costs of paying claims underwritten by the Company. The Company’s maximum individual claims liability is $1.3 million under both its fiscal 2017 and fiscal 2016 policies.

Under the minimum premium plan health insurance offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The Company's maximum individual claims liability is $0.3 million under both its calendar 2016 and 2015 policies.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers' compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which such adjustments are identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends.

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $9.1 million for the three months ended August 31, 2016 as compared with $8.8 million for the three months ended August 31, 2015. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2016 Form 10-K.

Recently adopted accounting pronouncements: In June 2016, the Company early-adopted Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” issued by the Financial Accounting Standards Board (“FASB”).  ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in the recognition of $13.2 million of excess tax benefits within income taxes rather than additional paid in capital during the three months ended August 31, 2016.  This increased diluted earnings per share by approximately three and one-half cents per share for the period. Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

In June 2016, the Company adopted the following ASUs, none of which had a material impact on its consolidated financial statements:

•	ASU No. 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts.”

•	ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”

•	ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”

•	ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”

•	ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”

Recently issued accounting pronouncements: In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.”  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 31, 2016.  This guidance is applicable to the Company's fiscal year beginning June 1, 2018.  The Company has substantially completed its initial analysis identifying the areas that will be impacted by the new guidance and is currently analyzing the impact to its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2016	2015
Basic earnings per share:
Net income	$217.4	$209.1
Weighted-average common shares outstanding	361.0	361.1
Basic earnings per share	$0.60	$0.58
Diluted earnings per share:
Net income	$217.4	$209.1
Weighted-average common shares outstanding	361.0	361.1
Dilutive effect of common share equivalents	3.1	1.7
Weighted-average common shares outstanding, assuming dilution	364.1	362.8
Diluted earnings per share	$0.60	$0.58
Weighted-average anti-dilutive common share equivalents	0.5	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended August 31, 2016 and 2015, 1.3 million and 0.7 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

The Company currently maintains two stock repurchase programs: the first authorized in May 2014 and expiring May 31, 2017, the second authorized in July 2016 and expiring May 31, 2019.  Under each program, the Board of Directors has approved the repurchase of up to $350.0 million of the Company's common stock. The purpose of both programs is to manage common stock dilution.  During the three months ended August 31, 2016, the Company did not repurchase any of its common stock under either program. During the three months ended August 31, 2015, the Company repurchased 1.3 million shares for $62.9 million under the May 2014 plan. Shares repurchased were retired.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2016	2015
Interest income on corporate funds	$2.4	$1.9
Interest expense	(0.7)	(0.2)
Net loss from equity-method investments	(0.2)	(0.3)
Investment income, net	$1.5	$1.4

Note D: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	August 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$245.2	$—	$—	$245.2
Available-for-sale securities:
Corporate bonds	142.9	4.7	—	147.6
General obligation municipal bonds	1,559.0	35.6	(0.1)	1,594.5
Pre-refunded municipal bonds(1)	58.1	1.5	—	59.6
Revenue municipal bonds	981.1	21.1	(0.1)	1,002.1
U.S. government agency securities	219.1	0.6	(0.3)	219.4
Variable rate demand notes	972.3	—	—	972.3
Total available-for-sale securities	3,932.5	63.5	(0.5)	3,995.5
Other	15.6	1.0	—	16.6
Total funds held for clients and corporate investments	$4,193.3	$64.5	$(0.5)	$4,257.3

	May 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$502.4	$—	$—	$502.4
Available-for-sale securities:
Corporate bonds	128.4	2.9	(0.1)	131.2
General obligation municipal bonds	1,594.1	27.6	(0.1)	1,621.6
Pre-refunded municipal bonds(1)	60.2	1.4	—	61.6
Revenue municipal bonds	916.2	15.8	(0.2)	931.8
U.S. government agency securities	160.8	0.6	(0.3)	161.1
Variable rate demand notes	1,234.6	—	—	1,234.6
Total available-for-sale securities	4,094.3	48.3	(0.7)	4,141.9
Other	14.2	0.8	(0.1)	14.9
Total funds held for clients and corporate investments	$4,610.9	$49.1	$(0.8)	$4,659.2

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of August 31, 2016 are bank demand deposit accounts, short-term municipal bonds, and money market funds. As of May 31, 2016, money market securities and other cash equivalents included bank demand deposit accounts and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2016	2016
Funds held for clients	$3,443.3	$3,997.5
Corporate investments	367.7	220.6
Long-term corporate investments	446.3	441.1
Total funds held for clients and corporate investments	$4,257.3	$4,659.2

The Company’s available-for-sale securities reflected a net unrealized gain of $63.0 million as of August 31, 2016 compared with a net unrealized gain of $47.6 million as of May 31, 2016. Included in the net unrealized gain as of August 31, 2016 and May 31, 2016 were 49 and 63 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	August 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$8.5	$—	$—	$—	$8.5
General obligation municipal bonds	(0.1)	39.9	—	2.8	(0.1)	42.7
Revenue municipal bonds	(0.1)	22.6	—	1.1	(0.1)	23.7
U.S. government agency securities	(0.3)	89.3	—	—	(0.3)	89.3
Total	$(0.5)	$160.3	$—	$3.9	$(0.5)	$164.2

	May 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$14.7	$—	$—	$(0.1)	$14.7
General obligation municipal bonds	(0.1)	48.9	—	2.8	(0.1)	51.7
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	—	20.7	(0.2)	11.7	(0.2)	32.4
U.S. government agency securities	(0.3)	51.1	—	—	(0.3)	51.1
Total	$(0.5)	$141.1	$(0.2)	$14.5	$(0.7)	$155.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of August 31, 2016 that had unrealized losses of $0.5 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of the securities in an unrealized loss position as of August 31, 2016 and May 31, 2016 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for each of the three months ended August 31, 2016 and 2015. There were no realized losses recognized in any of the respective periods.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$371.1	$372.3
Due after one year through three years	743.4	753.0
Due after three years through five years	889.1	915.3
Due after five years	1,928.9	1,954.9
Total	$3,932.5	$3,995.5

Variable rate demand notes are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note E: Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price), in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:

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

The carrying values of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Revenue municipal bonds	$1.4	$—	$1.4	$—
Money market securities	0.1	0.1	—	—
Total cash equivalents	$1.5	$0.1	$1.4	$—
Available-for-sale securities:
Corporate bonds	$147.6	$—	$147.6	$—
General obligation municipal bonds	1,594.5	—	1,594.5	—
Pre-refunded municipal bonds	59.6	—	59.6	—
Revenue municipal bonds	1,002.1	—	1,002.1	—
U.S. government agency securities	219.4	—	219.4	—
Variable rate demand notes	972.3	—	972.3	—
Total available-for-sale securities	$3,995.5	$—	$3,995.5	$—
Other	$16.6	$16.6	$—	$—
Liabilities:
Other long-term liabilities	$16.6	$16.6	$—	$—

	May 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$131.2	$—	$131.2	$—
General obligation municipal bonds	1,621.6	—	1,621.6	—
Pre-refunded municipal bonds	61.6	—	61.6	—
Revenue municipal bonds	931.8	—	931.8	—
U.S. government agency securities	161.1	—	161.1	—
Variable rate demand notes	1,234.6	—	1,234.6	—
Total available-for-sale securities	$4,141.9	$—	$4,141.9	$—
Other	$14.9	$14.9	$—	$—
Liabilities:
Other long-term liabilities	$14.9	$14.9	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Available-for-sale securities including municipal bonds, corporate bonds, U.S. government agency securities, and short-term municipal bonds with a maturity of less than 90 days included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, a variety of inputs are utilized including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

Note F: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In millions	2016	2016
Land and improvements	$8.3	$8.3
Buildings and improvements	103.1	103.0
Data processing equipment	197.4	196.1
Software	454.6	447.5
Furniture, fixtures, and equipment	120.2	125.0
Leasehold improvements	110.4	108.2
Construction in progress	24.1	24.1
Total property and equipment, gross	1,018.1	1,012.2
Less: Accumulated depreciation	669.7	659.2
Property and equipment, net of accumulated depreciation	$348.4	$353.0

Depreciation expense was $25.3 million for the three months ended August 31, 2016 compared to $24.0 million for the three months ended August 31, 2015.

Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $657.1 million as of both August 31, 2016 and May 31, 2016.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In millions	2016	2016
Client lists	$288.7	$289.2
Other intangible assets	5.4	5.4
Total intangible assets, gross	294.1	294.6
Less: Accumulated amortization	229.1	225.1
Intangible assets, net of accumulated amortization	$65.0	$69.5

Amortization expense relating to intangible assets was $4.4 million for the three months ended August 31, 2016, compared to $3.0 million for the three months ended August 31, 2015.

As of August 31, 2016, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2017 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2017	$17.6
2018	14.1
2019	11.1
2020	8.5
2021	6.5

Note H: Accumulated Other Comprehensive Income

The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets.  The changes in accumulated other comprehensive income are as follows:

	For the three months ended
	August 31,
In millions	2016	2015
Beginning balance	$29.2	$7.5
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	10.0	6.3
Total other comprehensive income, net of tax	10.0	6.3
Ending balance	$39.2	$13.8

Total tax expense included in other comprehensive income	$5.7	$3.6

Reclassification adjustments out of accumulated other comprehensive income for realized gains on the sale of available-for-sale securities were insignificant for both the three months ended August 31, 2016 and 2015.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note I: Short-term Financing

The Company maintains lines of credit, letters of credit, and credit facilities as part of its normal and recurring business operations.  Details of the Company’s short-term financing arrangements as of August 31, 2016 are discussed below.

Lines of credit: As of August 31, 2016, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  No amounts were outstanding under these lines of credit as of, or during the three months ended August 31, 2016.

Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Letters of credit: As of August 31, 2016 and May 31, 2016, the Company had irrevocable standby letters of credit outstanding totaling $46.8 million and $43.0 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2016 and July 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2016.

Credit facilities: The Company maintains a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020. Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.

There were no amounts outstanding under this credit facility as of August 31, 2016 and May 31, 2016.  During the three months ended August 31, 2016 and 2015, the Company borrowed against this facility, on an overnight basis, as follows:

	For the three months ended
	August 31,
$ in millions	2016	2015
Number of days borrowed	4	1
Maximum amount borrowed	$350.0	$200.0
Weighted-average amount borrowed	$237.5	$200.0
Weighted-average interest rate	3.50%	3.25%

In March 2016, the Company entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019. Under this facility, Paychex Advance LLC (“Paychex Advance”) a wholly owned subsidiary of the Company may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by the Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of August 31, 2016, Paychex Advance has borrowed approximately $51.3 million under this credit facility, which remains outstanding as of the date of this report. There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the three months ended August 31, 2016, are as follows:

For the three months ended
August 31,
$ in millions	2016
Weighted-average number of days borrowed	84
Maximum amount borrowed	$51.3
Weighted-average amount borrowed	$51.3
Weighted-average interest rate	1.01%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with these covenants as of August 31, 2016.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Note J: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $7.6 million and $6.8 million of capital assets as of August 31, 2016 and May 31, 2016, respectively.

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2016. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note K: Income Taxes

The Company’s effective income tax rate was 33.0% for the three months ended August 31, 2016 compared to 29.7% for the three months ended August 31, 2015.  The effective income tax rates have been impacted by discrete items recognized in the respective periods.  During the three months ended August 31, 2016, the Company early-adopted new accounting guidance related to employee share-based payments.  Under this new guidance, tax benefits or shortfalls related to employee share-based payments are recognized in income taxes, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheets.  Partially offsetting this impact was the recognition of an additional provision related to a state tax matter.  The net impact of these discrete items was an increase in diluted earnings per share of approximately two and one-half cents per share for the three months ended August 31, 2016.  During the three months ended August 31, 2015, the Company recognized a net tax benefit on income derived in prior tax years which resulted in an increase in diluted earnings per share of approximately six cents per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” the “Company,” or “us”) for the three months ended August 31, 2016 (the “first quarter”) and  August 31, 2015, and our financial condition as of August 31, 2016. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2016 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2016 (“fiscal 2016”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,” “could be,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

•	changes in demand for our services and products, ability to develop and market new services and products effectively, pricing changes, and the impact of competition;

•	changes in the availability of skilled workers, in particular those supporting our technology and product development;

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

•

the possibility of cyber-attacks, security breaches, or other security vulnerabilities that could disrupt operations or expose confidential data.  In addition, such instances could lead to reduced revenues, increased costs, liability claims, or harm to our competitive position;

•	the possibility of the closing of our operating facilities or the failure of our computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations; and

•	potentially unfavorable outcomes related to pending or future (possible) legal matters.

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2016 or other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this document is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this document speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses is expected to lead to strong long-term performance.

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs. Our payroll services are the foundation of our service portfolio. We support the small-business market through our core payroll, utilizing our integrated Paychex FlexSM processing platform, or our SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions using a single platform and single employee record, or through our traditional mid-market platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of their business and have them integrated through one HCM solution.

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

Human Resource Services:

Paychex HR Services

Available through an administrative services organization (“ASO”) and a professional employer organization (“PEO”). Both options offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. Paychex HR Essentials is an ASO product that provides support to our clients telephonically or online to help manage employee-related topics.

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

HR administration services	Offers online HR administration software products for employee benefits management and administration, expense reporting, applicant tracking, and time and attendance solutions.

Other HR services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Our wholly owned subsidiary, Paychex Advance LLC (“Paychex Advance”), provides a portfolio of services to the temporary staffing industry.  This includes the purchase of receivable balances related to payroll funding arrangements with clients in the temporary staffing industry.

Overview

Our financial results for the first quarter reflect continued growth across our major HCM solutions.  Payroll service revenue and Human Resource Services (“HRS”) revenue increased by 4% and 15%, respectively, during the first quarter.  Strong demand for our HR outsourcing services resulted in double-digit growth in the number of worksite employees served as of August 31, 2016 as compared to August 31, 2015.

Interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for the first quarter compared to 1.0% for the same period last year. In December 2015, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points. This was the first interest rate hike in nearly a decade.

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business and have maintained strong operating income margins.  We believe these investments are critical to our success.  Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

One area of continued, focused investment is in leading-edge technology, in particular Paychex FlexTM, our cloud-based HCM platform, which delivers access to payroll, HR, and benefits information for a streamlined and integrated approach to workforce management. We strive to be a valuable resource to our clients in educating and assisting them with ever-changing regulations, such as the Department of Labor’s Final Overtime Rule which will become effective December 1, 2016.  We recently announced enhancements to our time and attendance service portfolio, with the addition of Paychex FlexTM Time Essentials, the TrueShiftTM time clock, and a new advanced scheduling feature within our Paychex FlexTM Time module.  Our investment in this technology demonstrates that we are committed to providing industry-leading solutions that help our clients stay more connected to their employees and their businesses.

We also continue to strengthen our relationships within our sales channels.  We recently announced the expansion of our Paychex Partner Program with Certified Public Accountants (“CPAs”) to include human resource services in addition to payroll and retirement benefits.  This program allows CPAs to broaden their advisory role with clients by offering them a suite of best-in-class services.

Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•	Total revenue increased 9% to $785.5 million.

•	Total service revenue increased 9% to $773.5 million.

•	Payroll service revenue increased 4% to $450.9 million.

•	HRS revenue increased 15% to $322.6 million.

•	Interest on funds held for clients increased 11% to $12.0 million.

•	Operating income increased 9% to $323.0 million.

•

Net income increased 4% to $217.4 million and diluted earnings per share increased 3% to $0.60 per share.  Net income and diluted earnings per share were both impacted by changes in the effective income tax rate resulting from discrete items recognized in the respective periods, which are discussed in further detail under “income taxes” on page 22.  The net impact of the discrete items recognized during the first quarter and the same period last year reduced net income growth by approximately 5% and reduced diluted earnings per share growth by approximately 6%.

Financial Position and Liquidity

Our financial position as of August 31, 2016, remained strong with cash and total corporate investments of $944.0 million.  Short-term borrowings, related to our payroll funding arrangements with clients in the temporary staffing industry, totaled $51.3 million as of August 31, 2016.  Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the first quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $294.7 million for the first quarter. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2016, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

Outlook

Our outlook for the fiscal year ending May 31, 2017 (“fiscal 2017”) is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our guidance was updated as follows:

•	Payroll service revenue is anticipated to increase approximately 3% to 4%;

•

As reported, net income is now expected to increase approximately  7%, updated to reflect the impact of the discrete tax items recognized in the respective first quarters of fiscal years 2017 and 2016; and

•	The effective income tax rate is expected to be approximately 35.0%, which also reflects the impact of the discrete tax items recognized in the first quarter of fiscal 2017.

Other aspects of our guidance for fiscal 2017 remain unchanged from what we provided previously.  This includes the following:

•	HRS revenue is anticipated to increase in the range of 12% to 14%;

•	Total service revenue is expected to increase in the range of 7% to 8%; and

•	Interest on funds held for clients is expected to reflect mid-single-digit growth.

Ot

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2016	2015	Change
Revenue:
Payroll service revenue	$450.9	$432.5	4%
HRS revenue	322.6	279.7	15%
Total service revenue	773.5	712.2	9%
Interest on funds held for clients	12.0	10.8	11%
Total revenue	785.5	723.0	9%
Combined operating and SG&A expenses	462.5	426.9	8%
Operating income	323.0	296.1	9%
Investment income, net	1.5	1.4	3%
Income before income taxes	324.5	297.5	9%
Income taxes	107.1	88.4	21%
Effective income tax rate	33.0%	29.7%
Net income	$217.4	$209.1	4%
Diluted earnings per share	$0.60	$0.58	3%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2016, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2016	2015	Change
Average investment balances:
Funds held for clients	$3,790.9	$3,819.6	(1)%
Corporate investments	967.6	1,014.9	(5)%
Total	$4,758.5	$4,834.5	(2)%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.3%	1.1%
Corporate investments	1.0%	0.7%
Combined funds held for clients and corporate investments	1.2%	1.1%

Total net realized gains	$0.1	$—

As of:	August 31,	May 31,
$ in millions	2016	2016
Net unrealized gains on available-for-sale securities(1)	$63.0	$47.6
Federal Funds rate(2)	0.50%	0.50%
Total fair value of available-for-sale securities	$3,995.5	$4,141.9
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.7%	1.7%

(1)	The net unrealized gain on our investment portfolio was approximately $49.9 million as of September 23, 2016.

(2)	The Federal Funds rate was in the range of 0.25% to 0.50% as of August 31, 2016 and May 31, 2016.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $450.9 million for the first quarter, reflecting an increase of 4% compared to the same period last year. Payroll service revenue growth was primarily attributable to increases in client base and revenue per check. The growth in revenue per check was the result of price increases, net of discounts.  Advance Partners, acquired in December 2015, contributed approximately 1% to the growth in payroll service revenue for the first quarter.

Human Resource Services revenue: HRS revenue was $322.6 million for the first quarter, reflecting an increase of 15%  compared to the same period last year. HRS revenue growth was primarily driven by increases in client base across all major HCM services, including: comprehensive HR outsourcing services; retirement services; time and attendance; and HR administration. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Strong demand for these services resulted in double-digit growth in the number of client worksite employees served as of August 31, 2016 as compared to a year ago.  Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.  Insurance services revenue benefited from continued growth of our full-service Affordable Care Act product and growth in health and benefit applicants, together with higher average premiums and clients in our workers' compensation insurance product.  Advance Partners contributed approximately 2% to the growth in HRS revenue for the first quarter.

Total service revenue: Total service revenue was $773.5 million for the first quarter, reflecting an increase of 9% compared to the same period last year. The increase was attributable to the items previously discussed above.

Interest on funds held for clients: Interest on funds held for clients was $12.0 million for the first quarter, reflecting an increase of 11% compared to the same period last year. The increase resulted primarily from higher average interest rates earned. The funds held for clients average investment balances decreased 1% for the first quarter compared to the same period last year, primarily as a result of lower state unemployment insurance rates, partially offset by an increase in client base.

Combined operating and SG&A expenses: Total expenses were $462.5 million for the first quarter, reflecting an increase of 8% compared to the same period last year. Advance Partners contributed approximately 1% to this growth in total expenses for the first quarter.  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
In millions	2016	2015	Change
Compensation-related expenses	$290.8	$273.2	6%
Depreciation and amortization	29.7	27.0	10%
PEO insurance costs	34.4	29.6	16%
Other expenses	107.6	97.1	11%
Total expenses	$462.5	$426.9	8%

Compensation-related expenses increased 6% for the first quarter primarily due to higher wages resulting from growth in headcount in both operations and sales. As of August 31, 2016 and 2015, we had approximately 13,700 and 12,900 employees, respectively.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rate for depreciation and amortization for the first quarter was primarily driven by amortization of intangible assets acquired with Advance Partners and higher depreciation related to an increase in internally developed software that was placed in service over the past year.

Strong growth in our PEO contributed to growth in total expenses for the first quarter.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expenses were impacted primarily by the acquisition of Advance Partners and costs to support the growth in the business.

Operating income: Operating income was $323.0 million for the first quarter, reflecting an increase of 9% compared with the same period last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 41.1% for the first quarter compared to 41.0% for the same period last year.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.5 million the first quarter, reflecting an increase of 3% compared to the same period last year. The increase  was due to higher average interest rates, partially offset by a decline in average investment balances.  Average investment balances declined 5% primarily as a result of business acquisition activity, as cash consideration was paid for the Advance Partners acquisition in December 2015.

Income taxes: Our effective income tax rate was 33.0% for the first quarter compared to 29.7% for the respective prior year period.  The effective income tax rates have been impacted by discrete tax items recognized in the respective periods.  In the first quarter, we early-adopted new accounting guidance related to employee share-based payments.  Under this new guidance, tax benefits or shortfalls related to employee share-based payments are recognized in income taxes, whereas they previously were recorded in additional paid-in capital on the Consolidated Balance Sheets.  Partially offsetting this benefit was the recognition of an additional provision related to a state tax matter.  The net impact of the discrete tax items was an increase in diluted earnings per share of approximately two and one-half cents per share for the first quarter.  In the respective prior year period, we recognized a net tax benefit on income from prior tax years related to customer-facing software we produced.  This resulted in an increase in diluted earnings per share of approximately six cents per share for that period.

Net income and diluted earnings per share: Net income was $217.4 million for the first quarter, reflecting an increase of 4% compared to the same periods last year. Diluted earnings per share was $0.60 per share for the first quarter, reflecting an increase of 3% compared to the same period last year. These fluctuations were attributable to the factors previously discussed. The net impact of the recognition of discrete tax items previously discussed reduced the growth rate for net income and diluted earnings per share by approximately 5% and 6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2016 remained strong with cash and total corporate investments of $944.0 million.  Short-term borrowings, related to our payroll funding arrangements with clients in the temporary staffing industry, totaled $51.3 million as of August 31, 2016.  We believe that our investments as of August 31, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2016, along with projected operating cash flows, will support our normal business operations, capital purchases, share repurchases, dividend payments and business acquisitions, if any, for the foreseeable future.

Short-term Financing

Lines of credit: As of August 31, 2016, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business. No amounts were outstanding under these lines of credit as of, or during the three months ended August 31, 2016.

Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.

Letters of credit: As of August 31, 2016, we had irrevocable standby letters of credit available totaling $46.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2016 and July 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2016.

Credit facilities:  We maintain a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020.  Under this credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.

There were no amounts outstanding under this credit facility as of August 31, 2016 and May 31, 2016.  During the first quarter and the respective prior year period, we borrowed against this facility on an overnight basis as follows:

	For the three months ended
	August 31,
$ in millions	2016	2015
Number of days borrowed	4	1
Maximum amount borrowed	$350.0	$200.0
Average amount borrowed	$237.5	$200.0
Weighted-average interest rate	3.50%	3.25%

In March 2016, we entered into a  committed, unsecured, three-year credit facility with PNC Bank, National Association (“PNC Bank”). Under this facility, Paychex Advance LLC (“Paychex Advance”),  our wholly owned subsidiary, may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by us and certain of our subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates elected by Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of August 31, 2016, we had $51.3 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the first quarter, are as follows:

For the three months ended
August 31,
$ in millions	2016
Weighted-average number of days borrowed	84
Maximum amount borrowed	$51.3
Weighted-average amount borrowed	$51.3
Weighted-average interest rate	1.01%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with these covenants as of August 31, 2016.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $7.6 million of capital assets as of August 31, 2016.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2016. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of August 31, 2016.

Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2016	2015
Net income	$217.4	$209.1
Non-cash adjustments to net income	72.6	69.7
Cash provided by/(used in) changes in operating assets and liabilities	4.7	(0.5)
Net cash provided by operating activities	$294.7	$278.3

The increase in our operating cash flows for the first quarter, compared to the same period last year, was primarily a result of higher net income, slightly higher non-cash adjustments, and fluctuations in operating assets and liabilities. The increase in non-cash adjustments is primarily the result of increases in depreciation and amortization expense and the provision for bad debt.  The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.

Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2016	2015
Net change in funds held for clients and corporate investment activities	$400.6	$784.6
Purchases of property and equipment	(20.3)	(21.2)
Purchases of other assets	—	(3.5)
Net cash provided by investing activities	$380.3	$759.9

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The fluctuations in the net change in funds held for clients and corporate investment activities for the first quarter and the corresponding prior year period reflect net cash inflows related to the sale of investments to fund client fund obligations. The decrease in the net cash inflows for the first quarter compared to the corresponding prior year period was partially due to timing of client obligation remittances as discussed within the “Financing Cash Flow Activities” section below.   A larger impact was driven by the mix of short-term investment vehicles. During the first quarter, we utilized more VRDNs for short-term liquidity management whereas in the corresponding prior year period VRDN activity was lower and more cash equivalents were utilized.  VRDNs are classified as available-for-sale securities and purchases and sales are reflected in investing activities.  The purchase and sale activity for VRDNs was significantly higher in the first quarter but the net result was a smaller net cash inflow compared to the respective prior year period.

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Purchases of other assets relates primarily to client list acquisitions.  Fluctuations in cash flows for the first quarter compared to the corresponding prior year period were not significant.

Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2016	2015
Net change in client fund obligations	$(567.8)	$(533.3)
Proceeds from short-term borrowings	51.3	—
Dividends paid	(166.3)	(151.9)
Repurchases of common shares	—	(62.9)
Activity related to equity-based plans	6.3	(4.2)
Net cash used in financing activities	$(676.5)	$(752.3)
Cash dividends per common share	$0.46	$0.42

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

The cash outflows related to the net change in client fund obligations for the first quarter and the corresponding period last year were the result of higher remittances of employee tax withholdings than collections. This is typical for this period due to a reduction in tax collections due to FICA limits being reached.  The cash outflows for both the first quarter and corresponding prior year period were impacted by timing.  For the first quarter, there were more remittances than collections for tax payments due to timing of semi-weekly tax remittances.  August 31, 2016 was a Wednesday, which is a semi-weekly tax outflow day.  May 31, 2016 was a Tuesday and semi-weekly payments were held and then remitted in June.  This net outflow impact was partially offset by a net inflow related to direct payment funds.  With the Memorial Day holiday, payrolls were paid earlier and so direct payment funds were lower as of May 31, 2016.

For the first three months of fiscal 2016, August 31, 2015 was a Monday and May 31, 2015 was a Sunday.  Monday is not a significant collection day, but funds continued to be paid to settle Readychex obligations as payroll checks cleared the bank.  The timing impacts for the first quarter were somewhat larger than for the respective prior year period resulting in the larger cash outflow.  In addition, average invested balances are lower for the first quarter compared to the same period last year due to lower state unemployment insurance collections.

Proceeds from short-term borrowings:  During the first quarter, we borrowed funds under our credit facility with PNC Bank to finance payroll funding arrangements with clients in the temporary staffing industry.  There were no borrowings of this nature in the corresponding prior year period.

Dividends paid: In July 2016 we announced a 10% increase in the quarterly dividend paid to shareholders to $0.46 per share from $0.42 per share. The increase in dividend payments for the first quarter compared to the corresponding period last year is primarily due to this increase, offset slightly by the impact of repurchases of our common stock during the past twelve months. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock:    We maintain two stock repurchase programs: the first authorized by our Board in May 2014 and expiring May 31, 2017, the second authorized in July 2016 and expiring May 31, 2019.  Under each program, the Board has approved the repurchase of up to $350 million of the Company's common stock. During the first quarter, we did not repurchase any shares of our common stock.  During the respective prior year period, we repurchased 1.3 million shares under the May 2014 plan.

Activity related to equity-based plans: Net cash inflows from activity related to equity-based plans increased for the first quarter compared to the respective prior year period primarily as a result of higher proceeds from the exercise of stock options. The increase was driven by 0.7 million options exercised during the first quarter compared to 0.2 million options for the respective prior year period.  This was partially offset by the change in classification of excess tax benefits related to employee stock-based compensation, which is now reflected in operating activities.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds, along with U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During the first quarter, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2% compared with 1.0% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2016 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$371.1	$372.3
Due after one year through three years	743.4	753.0
Due after three years through five years	889.1	915.3
Due after five years	1,928.9	1,954.9
Total	$3,932.5	$3,995.5

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.1 billion for fiscal 2017. Our anticipated allocation is approximately 45% invested in short-term and VRDNs with an average duration of less than 30 days and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $63.0 million as of August 31, 2016, compared with a net unrealized gain of $47.6 million as of May 31, 2016. During the first quarter, the net unrealized gain on our investment portfolios ranged from $46.6 million to $69.5 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized gain of approximately $49.9 million as of September 23, 2016.

As of August 31, 2016 and May 31, 2016, we had $4.0 billion and $4.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of both August 31, 2016 and May 31, 2016. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of August 31, 2016 would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2016 were not other-than-temporarily impaired. While $164.2 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $0.5 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of the securities in an unrealized loss position as of August 31, 2016 and May 31, 2016 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2016, filed with the SEC on July 22, 2016. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	revenue recognition;

•	PEO insurance services;

•	goodwill and other intangible assets;

•	stock-based compensation costs; and

•	income taxes.

We early-adopted new guidance related to employee stock-based compensation costs effective June 1, 2016.  Refer to Note A to the Consolidated Financial Statements for more information.  This new guidance primarily effected certain disclosures of stock-based compensation information and there have been no other material changes in these aforementioned critical accounting policies.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of August 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended August 31, 2016. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company currently maintains two stock repurchase programs: the first authorized in May 2014 and expiring May 31, 2017, and the second authorized in July 2016 and expiring May 31, 2019.  Under each program, the Board of Directors has approved the repurchase of up to $350 million of the Company's common stock.  As of August 31, 2016 there was $59.7 million available for repurchases under the May 2014 program. During the three months ended August 31, 2016, the Company did not repurchase any of its common stock under either program. The stock repurchase programs may be suspended or discontinued by management at any time.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed or furnished herewith or incorporated herein by reference, see the Index to Exhibits located on page 31 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	September 30, 2016	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 30, 2016	/s/ Efrain Rivera
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