Form 10-Q
period 2016-11-30
PAYCHEX INC
filed 2016-12-23
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	358,843,180	Shares
CLASS	OUTSTANDING AS OF	November 30, 2016

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended,		For the six months ended
	November 30,		November 30,
	2016	2015	2016	2015
Revenue:
Service revenue	$760.0	$711.3	$1,533.5	$1,423.5
Interest on funds held for clients	11.4	11.1	23.4	21.9
Total revenue	771.4	722.4	1,556.9	1,445.4
Expenses:
Operating expenses	226.3	205.2	451.4	410.9
Selling, general and administrative expenses	234.0	223.0	471.4	444.2
Total expenses	460.3	428.2	922.8	855.1
Operating income	311.1	294.2	634.1	590.3
Investment income, net	0.9	1.6	2.4	3.0
Income before income taxes	312.0	295.8	636.5	593.3
Income taxes	109.9	106.6	217.0	195.0
Net income	$202.1	$189.2	$419.5	$398.3

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(56.0)	6.5	(46.0)	12.8
Total other comprehensive (loss)/income, net of tax	(56.0)	6.5	(46.0)	12.8
Comprehensive income	$146.1	$195.7	$373.5	$411.1

Basic earnings per share	$0.56	$0.52	$1.16	$1.10
Diluted earnings per share	$0.56	$0.52	$1.16	$1.10
Weighted-average common shares outstanding	360.2	360.7	360.4	360.9
Weighted-average common shares outstanding, assuming dilution	362.6	362.3	363.2	362.6
Cash dividends per common share	$0.46	$0.42	$0.92	$0.84

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	November 30,	May 31,
	2016	2016
Assets
Cash and cash equivalents	$165.0	$131.5
Corporate investments	128.0	220.6
Interest receivable	35.8	36.1
Accounts receivable, net of allowance for doubtful accounts	528.9	408.6
Prepaid income taxes	50.7	10.5
Prepaid expenses and other current assets	65.1	58.8
Current assets before funds held for clients	973.5	866.1
Funds held for clients	3,242.2	3,997.5
Total current assets	4,215.7	4,863.6
Long-term corporate investments	432.1	441.1
Property and equipment, net of accumulated depreciation	349.3	353.0
Intangible assets, net of accumulated amortization	65.2	69.5
Goodwill	657.1	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	31.8	31.6
Total assets	$5,776.1	$6,440.8
Liabilities
Accounts payable	$48.6	$56.7
Accrued compensation and related items	245.3	247.8
Short-term borrowings	103.1	—
Deferred revenue	28.5	26.3
Other current liabilities	96.8	79.8
Current liabilities before client fund obligations	522.3	410.6
Client fund obligations	3,261.8	3,955.3
Total current liabilities	3,784.1	4,365.9
Accrued income taxes	83.7	72.8
Deferred income taxes	18.5	22.1
Other long-term liabilities	74.2	68.3
Total liabilities	3,960.5	4,529.1
Commitments and contingencies — Note J
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 358.8 shares as of November 30, 2016 and 360.4 shares as of May 31, 2016, respectively.	3.6	3.6
Additional paid-in capital	993.9	952.7
Retained earnings	834.9	926.2
Accumulated other comprehensive (loss)/income	(16.8)	29.2
Total stockholders’ equity	1,815.6	1,911.7
Total liabilities and stockholders’ equity	$5,776.1	$6,440.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2016	2015
Operating activities
Net income	$419.5	$398.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	59.7	54.7
Amortization of premiums and discounts on available-for-sale securities	37.0	38.4
Stock-based compensation costs	17.6	17.5
Provision for deferred income taxes	24.0	21.9
Provision for allowance for doubtful accounts	2.7	0.6
Net realized gains on sales of available-for-sale securities	(0.1)	—
Changes in operating assets and liabilities:
Interest receivable	0.3	1.2
Accounts receivable	(123.0)	(65.1)
Prepaid expenses and other current assets	(46.4)	(64.6)
Accounts payable and other current liabilities	5.8	(4.2)
Net change in other long-term assets and liabilities	16.3	21.2
Net cash provided by operating activities	413.4	419.9
Investing activities
Purchases of available-for-sale securities	(23,664.1)	(2,541.0)
Proceeds from sales and maturities of available-for-sale securities	24,198.5	3,201.2
Net change in funds held for clients’ money market securities and other cash equivalents	214.9	141.9
Purchases of property and equipment	(46.8)	(48.5)
Purchases of other assets	(4.6)	(4.9)
Net cash provided by investing activities	697.9	748.7
Financing activities
Net change in client fund obligations	(693.6)	(570.6)
Net proceeds from short-term borrowings	103.1	—
Dividends paid	(331.5)	(303.6)
Repurchases of common shares	(166.2)	(62.9)
Activity related to equity-based plans	10.4	10.8
Net cash used in financing activities	(1,077.8)	(926.3)
Increase in cash and cash equivalents	33.5	242.3
Cash and cash equivalents, beginning of fiscal year	131.5	170.0
Cash and cash equivalents, end of fiscal year	$165.0	$412.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2016

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the six months ended November 30, 2016 and 2015. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2016 and May 31, 2016. In addition, the Company has an equity method investment for a joint-venture in Brazil, which is insignificant.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2016 (“fiscal 2016”). Operating results and cash flows for the six months ended November 30, 2016 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2017 (“fiscal 2017”).

Accounts Receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $6.0 million as of November 30, 2016 and $4.2 million as of May 31, 2016.  Accounts receivable balances, net of allowance for doubtful accounts, include:  1) trade receivables for services provided to clients of $295.0 million as of November 30, 2016 and $221.6 million as of May 31, 2016; and 2) purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry of $233.9 million as of November 30, 2016 and $187.0 million as of May 31, 2016.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.5 million and $17.6 million for the three and six months ended November 30, 2016, respectively, as compared with $8.7 million and $17.5 million for the three and six months ended November 30, 2015, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2016 Form 10-K.

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

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in the recognition of $14.1 million of excess tax benefits within income taxes rather than additional paid in capital for the six months ended November 30, 2016.  This increased diluted earnings per share by approximately $0.04 per share for the period. Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the ASU and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

In June 2016, the Company also adopted the following ASUs, none of which had a material impact on its consolidated financial statements:

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

Recently issued accounting pronouncements: In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force.”  ASU No. 2016-18 will require a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents.  Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  ASU No. 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU No. 2016-16 will require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold.  ASU No. 2016-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.”  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Early application of the guidance is permitted for annual reporting periods beginning after December 15, 2016.  This guidance is applicable to the Company's fiscal year beginning June 1, 2018.  The Company has substantially completed its initial analysis identifying the areas that will be impacted by the new guidance and is currently analyzing the impact to its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended,		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2016	2015	2016	2015
Basic earnings per share:
Net income	$202.1	$189.2	$419.5	$398.3
Weighted-average common shares outstanding	360.2	360.7	360.4	360.9
Basic earnings per share	$0.56	$0.52	$1.16	$1.10
Diluted earnings per share:
Net income	$202.1	$189.2	$419.5	$398.3
Weighted-average common shares outstanding	360.2	360.7	360.4	360.9
Dilutive effect of common share equivalents	2.4	1.6	2.8	1.7
Weighted-average common shares outstanding, assuming dilution	362.6	362.3	363.2	362.6
Diluted earnings per share	$0.56	$0.52	$1.16	$1.10
Weighted-average anti-dilutive common share equivalents	0.7	0.8	0.6	0.6

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended November 30, 2016 and 2015,  0.1 million and 0.4 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  For the six months ended November 30, 2016 and 2015, 1.4 million and 1.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

The Company currently maintains two stock repurchase programs: the first authorized in May 2014 and expiring May 31, 2017 (the “May 2014 plan”), the second authorized in July 2016 and expiring May 31, 2019 (the “July 2016 plan”).  Under each program, the Board of Directors has approved the repurchase of up to $350.0 million of the Company's common stock. The purpose of both programs is to manage common stock dilution.  During the three and six months ended November 30, 2016, the Company repurchased  2.9 million shares for $166.2 million.  No shares were repurchased during the three months ended August 31, 2016.   Of the shares repurchased during the six months ended November 30, 2016, $59.7 million were repurchased under the May 2014 plan and $106.5 million under the July 2016 plan.  During the three months ended November 30, 2015, no shares were repurchased.    During the six months ended November 30, 2015, the Company repurchased 1.3 million shares for $62.9 million under the May 2014 plan.  Shares repurchased were retired.  As of November 30, 2016, all amounts authorized under the May 2014 plan have been used.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended,		For the six months ended
	November 30,		November 30,
In millions	2016	2015	2016	2015
Interest income on corporate funds	$2.4	$2.1	$4.8	$4.0
Interest expense	(0.6)	(0.3)	(1.3)	(0.5)
Net loss from equity-method investments	(0.9)	(0.2)	(1.1)	(0.5)
Investment income, net	$0.9	$1.6	$2.4	$3.0

Note D: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	November 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$287.5	$—	$—	$287.5
Available-for-sale securities:
Corporate bonds	158.4	0.9	(1.3)	158.0
General obligation municipal bonds	1,511.7	3.2	(14.4)	1,500.5
Pre-refunded municipal bonds(1)	56.7	0.4	—	57.1
Revenue municipal bonds	970.8	2.0	(10.5)	962.3
U.S. government agency securities	236.0	0.2	(5.3)	230.9
Variable rate demand notes	589.3	—	—	589.3
Total available-for-sale securities	3,522.9	6.7	(31.5)	3,498.1
Other	15.6	1.1	—	16.7
Total funds held for clients and corporate investments	$3,826.0	$7.8	$(31.5)	$3,802.3

	May 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$502.4	$—	$—	$502.4
Available-for-sale securities:
Corporate bonds	128.4	2.9	(0.1)	131.2
General obligation municipal bonds	1,594.1	27.6	(0.1)	1,621.6
Pre-refunded municipal bonds(1)	60.2	1.4	—	61.6
Revenue municipal bonds	916.2	15.8	(0.2)	931.8
U.S. government agency securities	160.8	0.6	(0.3)	161.1
Variable rate demand notes	1,234.6	—	—	1,234.6
Total available-for-sale securities	4,094.3	48.3	(0.7)	4,141.9
Other	14.2	0.8	(0.1)	14.9
Total funds held for clients and corporate investments	$4,610.9	$49.1	$(0.8)	$4,659.2

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of both November 30, 2016 and May 31, 2016 are bank demand deposit accounts and government money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In millions	2016	2016
Funds held for clients	$3,242.2	$3,997.5
Corporate investments	128.0	220.6
Long-term corporate investments	432.1	441.1
Total funds held for clients and corporate investments	$3,802.3	$4,659.2

The Company’s available-for-sale securities reflected a net unrealized loss of $24.8 million as of November 30, 2016 compared with a net unrealized gain of $47.6 million as of May 31, 2016. Included in the net unrealized loss as of November 30, 2016 were 672 available-for-sale securities in an unrealized loss position. Included in the unrealized gain as of May 31, 2016 were 63 available-for-sale securities in an unrealized loss position. The available-for-sale securities in an unrealized loss position were as follows:

	November 30, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(1.3)	$67.8	$—	$—	$(1.3)	$67.8
General obligation municipal bonds	(14.3)	981.2	(0.1)	2.7	(14.4)	983.9
Pre-refunded municipal bonds	—	15.3	—	—	—	15.3
Revenue municipal bonds	(10.5)	654.7	—	1.0	(10.5)	655.7
U.S. government agency securities	(5.3)	214.2	—	—	(5.3)	214.2
Total	$(31.4)	$1,933.2	$(0.1)	$3.7	$(31.5)	$1,936.9

	May 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$14.7	$—	$—	$(0.1)	$14.7
General obligation municipal bonds	(0.1)	48.9	—	2.8	(0.1)	51.7
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	—	20.7	(0.2)	11.7	(0.2)	32.4
U.S. government agency securities	(0.3)	51.1	—	—	(0.3)	51.1
Total	$(0.5)	$141.1	$(0.2)	$14.5	$(0.7)	$155.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of November 30, 2016 that had unrealized losses of $31.5 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of the securities in an unrealized loss position as of November 30, 2016 and May 31, 2016 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were insignificant for the three and six months ended November 30, 2016 and 2015.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$354.9	$355.4
Due after one year through three years	745.5	745.4
Due after three years through five years	908.3	903.7
Due after five years	1,514.2	1,493.6
Total	$3,522.9	$3,498.1

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market securities	$0.1	$0.1	$—	$—
Total cash equivalents	$0.1	$0.1	$—	$—
Available-for-sale securities:
Corporate bonds	$158.0	$—	$158.0	$—
General obligation municipal bonds	1,500.5	—	1,500.5	—
Pre-refunded municipal bonds	57.1	—	57.1	—
Revenue municipal bonds	962.3	—	962.3	—
U.S. government agency securities	230.9	—	230.9	—
Variable rate demand notes	589.3	—	589.3	—
Total available-for-sale securities	$3,498.1	$—	$3,498.1	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

	May 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$131.2	$—	$131.2	$—
General obligation municipal bonds	1,621.6	—	1,621.6	—
Pre-refunded municipal bonds	61.6	—	61.6	—
Revenue municipal bonds	931.8	—	931.8	—
U.S. government agency securities	161.1	—	161.1	—
Variable rate demand notes	1,234.6	—	1,234.6	—
Total available-for-sale securities	$4,141.9	$—	$4,141.9	$—
Other	$14.9	$14.9	$—	$—
Liabilities:
Other long-term liabilities	$14.9	$14.9	$—	$—

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

Note F: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In millions	2016	2016
Land and improvements	$8.3	$8.3
Buildings and improvements	103.1	103.0
Data processing equipment	197.9	196.1
Software	468.0	447.5
Furniture, fixtures, and equipment	113.7	125.0
Leasehold improvements	109.0	108.2
Construction in progress	24.9	24.1
Total property and equipment, gross	1,024.9	1,012.2
Less: Accumulated depreciation	675.6	659.2
Property and equipment, net of accumulated depreciation	$349.3	$353.0

Depreciation expense was $25.5 million and $50.8 million for the three and six months ended November 30, 2016, respectively, compared to $24.7 million and $48.7 million for the three and six months ended November 30, 2015, respectively.

Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $657.1 million as of both November 30, 2016 and May 31, 2016.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In millions	2016	2016
Client lists	$293.1	$289.2
Other intangible assets	5.4	5.4
Total intangible assets, gross	298.5	294.6
Less: Accumulated amortization	233.3	225.1
Intangible assets, net of accumulated amortization	$65.2	$69.5

Amortization expense relating to intangible assets was $4.5 million and $8.9 million for the three and six months ended November 30, 2016, respectively, compared to $3.0 million and $6.0 million for the three and six months ended November 30, 2015, respectively.

As of November 30, 2016, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2017 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2017	$18.1
2018	15.0
2019	12.0
2020	9.5
2021	7.4

Note H: Accumulated Other Comprehensive (Loss)/Income

The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive (loss)/income in the Consolidated Balance Sheets.  The changes in accumulated other comprehensive (loss)/income are as follows:

	For the three months ended,		For the six months ended
	November 30,		November 30,
In millions	2016	2015	2016	2015
Beginning balance	$39.2	$13.8	$29.2	$7.5
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	(56.0)	6.5	(46.0)	12.8
Total other comprehensive (loss)/ income, net of tax	(56.0)	6.5	(46.0)	12.8
Ending balance	$(16.8)	$20.3	$(16.8)	$20.3

Total tax (benefit)/expense included in other comprehensive income	$(32.0)	$3.8	$(26.3)	$7.4

Reclassification adjustments out of accumulated other comprehensive (loss)/income for realized gains and losses on the sale of available-for-sale securities were insignificant for the three and six months ended November 30, 2016 and 2015.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note I: Short-term Financing

The Company maintains lines of credit, letters of credit, and credit facilities as part of its normal and recurring business operations.  Details of the Company’s short-term financing arrangements as of November 30, 2016 are discussed below.

Lines of credit: As of November 30, 2016, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  No amounts were outstanding under these lines of credit as of, or during the six months ended November 30, 2016.

Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Letters of credit: As of November 30, 2016 and May 31, 2016, the Company had irrevocable standby letters of credit outstanding totaling $46.8 million and $43.0 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2017 and December 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2016.

Credit facilities: The Company maintains a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020 with JP Morgan Chase Bank, N.A. as the administrative agent.  Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.

During the three and six months ended November 30, 2016 and 2015, the Company borrowed against this credit facility as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2016	2015	2016	2015
Number of days borrowed	15	2	19	3
Maximum amount borrowed	$350.0	$350.0	$350.0	$350.0
Weighted-average amount borrowed	$223.3	$225.0	$226.3	$217.0
Weighted-average interest rate	2.53%	3.25%	2.74%	3.25%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, during the three months ended November 30, 2016, the Company borrowed $150.0 million for seven days and $50.0 million for a period of thirty days at a weighted average LIBOR-based interest rate of 1.39%.  There was $50.0 million outstanding under this credit facility as of November 30, 2016, which was subsequently repaid in December 2016, and no amounts outstanding as of May 31, 2016.

In March 2016, the Company entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019. Under this facility, Paychex Advance LLC (“Paychex Advance”), a wholly owned subsidiary of the Company may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates to be elected by Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of November 30, 2016, Paychex Advance had $53.1 million outstanding under this credit facility. There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the three and six months ended November 30, 2016, are as follows:

	For the three months ended	For the six months ended
	November 30,	November 30,
$ in millions	2016	2016
Number of days borrowed	91	177
Maximum amount borrowed	$53.1	$53.1
Weighted-average amount borrowed	$52.2	$51.8
Weighted-average interest rate	1.08%	1.05%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with these covenants as of November 30, 2016.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Note J: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $4.9 million and $6.8 million of capital assets as of November 30, 2016 and May 31, 2016, respectively.

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2016. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note K: Income Taxes

The Company’s effective income tax rate was 35.2% and 36.0% for the three months ended November 30, 2016 and 2015, respectively, and 34.1% and 32.9% for the six months ended November 30, 2016 and 2015, respectively.  The effective income tax rates have been impacted by discrete items recognized in the respective periods.  Effective June 1, 2016, the Company early-adopted new accounting guidance related to employee share-based payments.  Under this new guidance, tax benefits or shortfalls related to employee share-based payments are recognized in income taxes, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheets.  The discrete tax benefit was immaterial for the three months ended November 30, 2016, but impacted the six months ended November 30, 2016 by approximately $0.04 per share.  During the six months ended November 30, 2015, the Company recognized a net tax benefit on income derived in prior tax years related to customer-facing software that the Company produced.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” “we,” “our,” the “Company,” or “us”) for the three and six months ended November 30, 2016 and November 30, 2015, and our financial condition as of November 30, 2016. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2016 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2016 (“fiscal 2016”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “overview,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,” “could be,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

•

the possibility of cyber-attacks, security breaches, or other security vulnerabilities that could disrupt operations or expose confidential data, as well as lead to reduced revenues, increased costs, liability claims, or harm to our competitive position;

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

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs. Our payroll services are the foundation of our service portfolio. We support the small-business market through our core payroll, utilizing our integrated Paychex Flex® processing platform, or our SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions using a single platform and single employee record, or through our traditional mid-market platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of their business and have them integrated through one HCM solution.

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

Human Resource Services:

Paychex HR Services

Available through an administrative services organization (“ASO”) and a professional employer organization (“PEO”), both options offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and on-site availability of a professionally trained human resource representative, among other services. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. Paychex HR Essentials is an ASO product that provides support to our clients telephonically or online to help manage employee-related topics.

Retirement services administration

Offers a variety of retirement plan options to clients, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services.

Insurance services

Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life. We also offer comprehensive solutions to help clients navigate health care reform.

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

Overview

Our financial results for the three months ended November 30, 2016 (the “second quarter”) reflected continued growth across all our major HCM product lines.  Payroll service revenue and Human Resource Services (“HRS”) revenue increased by 3% and 12%, respectively, during the second quarter.  Strong demand for our HR outsourcing services resulted in double-digit growth in the number of client worksite employees (“WSEs”) served as of November 30, 2016 as compared to November 30, 2015.  We reached a new milestone during the second quarter of one million WSEs served by our Paychex HR Services.

Interest rates available on high-quality instruments remain low. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for the second quarter, compared to 1.1% for the same period last year. In December 2016, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 0.50% to 0.75%.

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business and have maintained strong operating income margins of slightly more than 40%.  We believe these investments are critical to our success.  Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

We have continued our focus on leading-edge technology, where we are committed to delivering to our clients the best and most robust solutions available on the market.  Concentrated effort remains on Paychex Flex, our cloud-based HCM platform, which allows direct client access to payroll, HR, and benefits information in a streamlined and integrated approach to workforce management.  During the second quarter we announced additional enhancements to our Paychex Flex platform.  In the area of HR analytics, Paychex Flex now presents function-focused analytics in context throughout the platform.  The data analytics and reports assist HR leaders with making more informed business decisions.  We also announced a shift to mobile-first design of our HCM suite.  This allows users to have full functionality of all application components, regardless of device or screen size.  We have improved our Employer Shared Services (“ESR”) product and announced an all-new online dashboard for ease of predictive employer workforce analysis and risk monitoring, as well as year-end reporting.  Our investment in these technologies demonstrate that we are committed to providing industry-leading solutions that help our clients stay more connected to their employees and their businesses.

In November 2016, a federal court issued a preliminary injunction to temporarily block the Department of Labor’s Final Overtime Rule, which would have become effective December 1, 2016.  As a result of this injunction, employers did not have to be in compliance with the new rules as of December 1, 2016.  We have a long history and proven track record of educating and assisting our clients with navigating changes in the regulatory landscape, and we expect this expertise to be in demand now more than ever.

Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Total revenue increased 7% to $771.4 million.

•	Total service revenue increased 7% to $760.0 million.

•	Payroll service revenue increased 3% to 440.9 million.

•	HRS revenue increased 12% to $319.1 million.

•	Interest on funds held for clients increased 2% to $11.4 million.

•	Operating income increased 6% to $311.1 million.

•	Net income increased 7% to $202.1 million and diluted earnings per share increased 8% to $0.56 per share.

Financial Position and Liquidity

Our financial position as of November 30, 2016, remained strong with cash and total corporate investments of $725.1 million.  Short-term borrowings totaled $103.1 million as of November 30, 2016.  Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the second quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2016 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $413.4 million for the six months ended November 30, 2016. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. It is anticipated that cash and total corporate investments as of November 30, 2016, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the second quarter and our financial position as of November 30, 2016, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

Outlook

Our outlook for the fiscal year ending May 31, 2017 (“fiscal 2017”) is based upon current market, economic, and interest rate conditions continuing with no significant changes. Our guidance for fiscal 2017 is summarized as follows:

•	Payroll service revenue is anticipated to increase in the range of 3% to 4%;
•	HRS revenue is anticipated to increase in the range of 12% to 14%;
•	Total service revenue is expected to increase in the range of 7% to 8%;
•	Interest on funds held for clients is expected to reflect upper-single-digit growth;
•	Net income (generally accepted accounting principles (“GAAP”)-basis) is anticipated to increase approximately 7% and adjusted net income (non-GAAP)(1) is anticipated to increase approximately 8%; and
•	The effective income tax rate for fiscal 2017 is expected to be approximately 35%.
(1)

Adjusted net income is a non-GAAP measure.  Please refer to the Non-GAAP Financial Measures section on page 22 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure of net income for the second quarter and six months.  We have not provided a reconciliation of adjusted net income to GAAP net income for the forward-looking guidance because information related to the items excluded for future periods is subject to uncertainty and is not readily available at this time without unreasonable effort.  Uncertainty primarily relates to employee decisions regarding exercise of stock-based awards and the market price of the Company’s common stock at that time.

Ot

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended,			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2016	2015	Change	2016	2015	Change
Revenue:
Payroll service revenue	$440.9	$427.4	3%	$891.8	$859.9	4%
HRS revenue	319.1	283.9	12%	641.7	563.6	14%
Total service revenue	760.0	711.3	7%	1,533.5	1,423.5	8%
Interest on funds held for clients	11.4	11.1	2%	23.4	21.9	6%
Total revenue	771.4	722.4	7%	1,556.9	1,445.4	8%
Combined operating and SG&A expenses	460.3	428.2	8%	922.8	855.1	8%
Operating income	311.1	294.2	6%	634.1	590.3	7%
Investment income, net	0.9	1.6	(40)%	2.4	3.0	(19)%
Income before income taxes	312.0	295.8	6%	636.5	593.3	7%
Income taxes	109.9	106.6	3%	217.0	195.0	11%
Effective income tax rate	35.2%	36.0%		34.1%	32.9%
Net income	$202.1	$189.2	7%	$419.5	$398.3	5%
Diluted earnings per share	$0.56	$0.52	8%	$1.16	$1.10	5%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2016, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended,			For the six months ended
	November 30,			November 30,
$ in millions	2016	2015	Change	2016	2015	Change
Average investment balances:
Funds held for clients	$3,661.7	$3,687.6	(1)%	$3,726.3	$3,753.6	(1)%
Corporate investments	897.8	986.8	(9)%	932.7	1,000.8	(7)%
Total	$4,559.5	$4,674.4	(2)%	$4,659.0	$4,754.4	(2)%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.2%		1.3%	1.2%
Corporate investments	1.1%	0.8%		1.0%	0.8%
Combined funds held for clients and corporate investments	1.2%	1.1%		1.2%	1.1%

Total net realized gains	$—	$—		$0.1	$—

As of:	November 30,	May 31,
$ in millions	2016	2016
Net unrealized (losses)/gains on available-for-sale securities(1)	$(24.8)	$47.6
Federal Funds rate(2)	0.50%	0.50%
Total fair value of available-for-sale securities	$3,498.1	$4,141.9
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.7%	1.7%

(1)	The net unrealized loss on our investment portfolio was approximately $28.5 million as of December 16, 2016.

(2)	The Federal Funds rate was in the range of 0.25% to 0.50% as of November 30, 2016 and May 31, 2016.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $440.9 million for the second quarter and $891.8 million for the six months, reflecting increases of 3% and 4%, respectively, compared to the same periods last year. Advance Partners contributed approximately 1% to the growth in payroll service revenue for both the second quarter and six months.  The remaining payroll service revenue growth was primarily attributable to increases in client base and revenue per check. The growth in revenue per check was the result of price increases, net of discounts.

Human Resource Services revenue: HRS revenue was $319.1 million for the second quarter and $641.7 for the six months, reflecting increases of 12% and 14%, respectively, compared to the same periods last year. HRS revenue growth was primarily driven by increases in client base across all major HCM services, including: comprehensive HR outsourcing services; retirement services; time and attendance; and HR administration. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Strong demand for these services resulted in double-digit growth in the number of client WSEs served as of November 30, 2016 as compared to a year ago.  Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.  Insurance services revenue benefited from continued growth of our full-service Affordable Care Act product and health and benefit applicants, coupled with higher average premiums and an increase in clients in our workers' compensation insurance product.  Advance Partners contributed approximately 2% to the growth in HRS revenue for both the second quarter and six months.

Total service revenue: Total service revenue was $760.0 million for the second quarter and $1.5 billion for the six months, reflecting increases of 7% and 8%, respectively, compared to the same periods last year. The increases were attributable to the items previously discussed.

Interest on funds held for clients: Interest on funds held for clients was $11.4 million for the second quarter and $23.4 million for the six months, reflecting increases of 2% and 6%, respectively, compared to the same periods last year. The increases resulted primarily from higher average interest rates earned. The funds held for clients average investment balances decreased 1% for both the second quarter and six months, compared to the same periods last year, as the impact of client base growth was offset by the impact of timing of certain remittances to taxing authorities.

Combined operating and SG&A expenses: Total expenses were $460.3 million for the second quarter and $922.8 million for the six months, both reflecting increases of 8%,  compared to the same periods last year. Advance Partners contributed approximately one and one-half percent to this growth in total expenses for both the second quarter and six months.  The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2016	2015	Change	2016	2015	Change
Compensation-related expenses	$286.6	$272.0	5%	$577.4	$545.2	6%
Depreciation and amortization	30.0	27.7	9%	59.7	54.7	9%
PEO insurance costs	34.4	28.9	19%	68.8	58.5	18%
Other expenses	109.3	99.6	10%	216.9	196.7	10%
Total expenses	$460.3	$428.2	8%	$922.8	$855.1	8%

Compensation-related expenses increased 5% for the second quarter and 6% for the six months primarily due to higher wages and related expenses resulting from increased headcount in operations.  Selling expense increased modestly.  Growth in selling expenses was tempered by strong sales in the respective prior year periods. As of November 30, 2016 and 2015, we had approximately 14,000 and 13,100 employees, respectively.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rates for depreciation and amortization for both the second quarter and six months were primarily driven by amortization of intangible assets acquired with Advance Partners and higher depreciation related to an increase in internally developed software that was placed in service over the past year.

Strong growth in our PEO contributed to growth in total expenses for both the second quarter and six months.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Other expenses were impacted primarily by the acquisition of Advance Partners and costs to support the growth in the business.

Operating income: Operating income was $311.1 million for the second quarter and $634.1 million for the six months, reflecting increases of 6% and 7%, respectively,  compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 40.3% for the second quarter and 40.7% for the six months, compared to 40.7% and 40.8% for the same respective prior year periods.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $0.9 million for the second quarter and $2.4 million for the six months, reflecting decreases of 40% and 19%, respectively, compared to the same periods last year. These decreases were primarily due to a decline in average investment balances of 9% and 7% for the second quarter and six months, respectively.  The decline in average investment balances for the second quarter was primarily the result of share repurchase activity and dividend payments.  For the six months, the decline in average investment balances is also the result of business acquisition activity, as cash consideration was paid for the Advance Partners acquisition in December 2015.  The decreases in average investment balances were partially offset by an increase in average interest rates earned for both the second quarter and six months.

Income taxes: Our effective income tax rate was 35.2% for the second quarter and 34.1% for the six months, compared to 36.0% and 32.9% for the respective prior year periods.  The effective income tax rates were impacted by discrete tax items recognized during the respective periods.  Effective June 1, 2016, we early-adopted new accounting guidance related to employer stock-based compensation which resulted in discrete tax benefits recognized in income taxes.  The discrete tax benefit was immaterial in the second quarter, but impacted the six months by approximately $0.04 per share.  During the six months ended November 30, 2015, we recognized a net tax benefit on income derived from prior tax years related to customer-facing software we produced.

Net income and diluted earnings per share: Net income was $202.1 million for the second quarter and $419.5 million for the six months, reflecting increases of 7% and 5%,  respectively, compared to the same periods last year. Diluted earnings per share was $0.56 per share for the second quarter and $1.16 for the six months, reflecting increases of 8% and 5%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed. Adjusted net income (non-GAAP) was $201.2 million for the second quarter and $405.4 million for the six months, reflecting growth of 6% and 7% as compared to the same periods last year.  Adjusted diluted earnings per share (non-GAAP) was $0.56 per share for the second quarter and $1.12 for the six months, both reflecting increases of 8% compared to the respective prior year periods.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures:

Adjusted net income and adjusted diluted earnings per share are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2016	2015	Change	2016	2015	Change
Net income (GAAP)	$202.1	$189.2	7%	$419.5	$398.3	5%
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	(0.9)	—		(14.1)	—
Net tax benefit on income derived from prior tax years for customer-facing software	—	(0.2)		—	(21.1)
Total non-GAAP adjustments	(0.9)	(0.2)		(14.1)	(21.1)
Adjusted net income (non-GAAP)	$201.2	$189.0	6%	$405.4	$377.2	7%

Diluted earnings per share (GAAP)	$0.56	$0.52	8%	$1.16	$1.10	5%
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	—	—		(0.04)	—
Net tax benefit on income derived from prior tax years for customer-facing software	—	—		—	(0.06)
Total non-GAAP adjustments	$—	$—		$(0.04)	$(0.06)
Adjusted diluted earnings per share (non-GAAP)	$0.56	$0.52	8%	$1.12	$1.04	8%

In addition to reporting net income and diluted earnings per share, U.S. GAAP measures, we present adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted net income and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted net income and adjusted diluted earnings per share both exclude the additional tax benefit or shortfall related to employee stock-based compensation recognized in income taxes.  This arose from early-adoption in June 2016 of new accounting guidance, but will be a recurring item going forward.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is in the control of management.  Also excluded is a net tax benefit that was recorded for income derived in prior tax years related to customer-facing software that we produced.  This was an unusual event that is not expected to recur.  We believe presenting net income and diluted earnings per share excluding these particular discrete tax items allows a better understanding of our core business performance.  Adjusted net income and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the SEC.  As such, they should not be considered as a substitute for the GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with, the GAAP measure.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of November 30, 2016 remained strong with cash and total corporate investments of $725.1 million.  Short-term borrowings totaled $103.1 million as of November 30, 2016.  We believe that our investments in an unrealized loss position as of November 30, 2016 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2016, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

Short-term Financing

Lines of credit: As of November 30, 2016, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 27, 2017
Bank of America, N.A.	$250 million	February 28, 2017
PNC Bank, National Association	$150 million	February 27, 2017
Wells Fargo Bank, National Association	$150 million	February 27, 2017

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business. No amounts were outstanding under these lines of credit as of, or during the six months ended November 30, 2016.

Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.

Letters of credit: As of November 30, 2016, we had irrevocable standby letters of credit available totaling $46.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2017 and December 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2016.

Credit facilities:  We maintain a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020 with JP Morgan Chase Bank, N.A. as the administrative agent.   Under this credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements. The obligations under this facility have been guaranteed by us and certain of our subsidiaries. The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower. Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.

During the three and six months ended November 30, 2016 and 2015, we borrowed against this facility as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2016	2015	2016	2015
Number of days borrowed	15	2	19	3
Maximum amount borrowed	$350.0	$350.0	$350.0	$350.0
Weighted-average amount borrowed	$223.3	$225.0	$226.3	$217.0
Weighted-average interest rate	2.53%	3.25%	2.74%	3.25%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the second quarter, we borrowed $150.0 million for seven days and $50.0 million for a period of thirty days at a weighted-average LIBOR-based interest rate of 1.39%.  The $50.0 million remained outstanding under this credit facility as of November 30, 2016 and was subsequently repaid in December 2016.

In March 2016, we entered into a  committed, unsecured, three-year credit facility with PNC Bank, National Association. Under this facility, Paychex Advance,  our wholly owned subsidiary, may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by us and certain of our subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates elected by Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of November 30, 2016, we have $53.1 million outstanding under this credit facility.  There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the three and six months ended November 30, 2016, are as follows:

	For the three months ended	For the six months ended
	November 30,	November 30,
$ in millions	2016	2016
Number of days borrowed	91	177
Maximum amount borrowed	$53.1	$53.1
Weighted-average amount borrowed	$52.2	$51.8
Weighted-average interest rate	1.08%	1.05%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with these covenants as of November 30, 2016.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $4.9 million of capital assets as of November 30, 2016.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2016. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, acts of terrorism, and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in low-income housing projects that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of November 30, 2016.

Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2016	2015
Net income	$419.5	$398.3
Non-cash adjustments to net income	140.9	133.1
Cash provided by changes in operating assets and liabilities	(147.0)	(111.5)
Net cash provided by operating activities	$413.4	$419.9

The decrease in our operating cash flows for the six months, compared to the same period last year, was primarily a result of fluctuations in operating assets and liabilities, partially offset by higher net income and slightly higher non-cash adjustments. The increase in non-cash adjustments is primarily the result of increases in depreciation and amortization expense and the provision for bad debt.  The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.

Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2016	2015
Net change in funds held for clients and corporate investment activities	$749.3	$802.1
Purchases of property and equipment	(46.8)	(48.5)
Purchases of other assets	(4.6)	(4.9)
Net cash provided by investing activities	$697.9	$748.7

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The fluctuations in the net change in funds held for clients and corporate investment activities for the six months and the corresponding prior year period reflect net cash inflows related to the sale of investments to fund client fund obligations. The decrease in the net cash inflows for the six months compared to the corresponding prior year period was partially due to timing of client obligation remittances as discussed within the “Financing Cash Flow Activities” section, which follows.   In addition, during the six months we utilized more VRDNs for short-term liquidity management whereas in the corresponding prior year period VRDN activity was lower and more cash equivalents were utilized.  VRDNs are classified as available-for-sale securities and purchases and sales are reflected in investing activities.  The purchase and sale activity for VRDNs was significantly higher during the six months compared to the same period last year, but the net result was a smaller net cash inflow compared to the respective prior year period.

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Purchases of other assets relates primarily to client list acquisitions.  Fluctuations in cash flows for the six months compared to the corresponding prior year period were not significant.

Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2016	2015
Net change in client fund obligations	$(693.6)	$(570.6)
Net proceeds from short-term borrowings	103.1	—
Dividends paid	(331.5)	(303.6)
Repurchases of common shares	(166.2)	(62.9)
Activity related to equity-based plans	10.4	10.8
Net cash used in financing activities	$(1,077.8)	$(926.3)
Cash dividends per common share	$0.92	$0.84

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

The cash outflows related to the net change in client fund obligations for the six months and the corresponding period last year were the result of higher remittances of employee tax withholdings than collections. This is typical for this period due to a reduction in tax collections due to FICA limits being reached.  The cash outflows for both the six months and the corresponding prior year period were impacted by timing.  For the six months, there were more remittances than collections for tax payments due to timing of semi-weekly tax remittances.  November 30, 2016 was a Wednesday, which is a semi-weekly tax outflow day.  May 31, 2016 was a Tuesday and semi-weekly payments were held and then remitted in June.  This net outflow impact was partially offset by a net inflow related to direct payment funds.  With the Memorial Day holiday, payrolls were paid earlier and so direct payment funds were lower as of May 31, 2016.

For the six months of fiscal 2016, November 30, 2015 was a Monday and May 31, 2015 was a Sunday.  Monday is not a significant collection day, but funds continued to be paid to settle Readychex obligations as payroll checks cleared the bank.  The timing impacts for the six months of fiscal 2017 were somewhat larger than for the respective prior year period resulting in the larger cash outflow.  In addition, average invested balances were slightly lower for the six months compared to the same period last year.

Net proceeds from short-term borrowings:  During the  six months, we borrowed funds under both of our credit facilities. Certain borrowings remained outstanding under both credit facilities as of November 30, 2016.  No amounts were outstanding as of November 30, 2015.

Dividends paid: In July 2016 we announced a 10% increase in the quarterly dividend paid to shareholders to $0.46 per share from $0.42 per share. The increase in dividend payments for the six months compared to the corresponding period last year is primarily due to this increase in rate, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock:    We maintain two stock repurchase programs: the first authorized by our Board in May 2014 and expiring May 31, 2017 (the “May 2014 Plan”), the second authorized in July 2016 and expiring May 31, 2019 (the “July 2016 Plan”).  Under each program, our Board has approved the repurchase of up to $350.0 million of our common stock.   The purpose of both programs is to manage common stock dilution.    During the six months, we repurchased  2.9 million shares for $166.2 million.  $59.7 million of the total purchased was under our May 2014 plan and $106.5 million under our July 2016 plan.  During the six months of the respective prior year period,  we repurchased 1.3 million shares for $62.9 million under the May 2014 plan.  Shares repurchased were retired.  As of November 30, 2016, all amounts authorized under the May 2014 plan have been used.

Activity related to equity-based plans:  Net cash inflows from activity related to equity-based plans decreased slightly for the six months compared to the respective prior year period primarily as a result of the change in classification of excess tax benefits related to employee stock-based compensation, which is now reflected in operating activities. This decrease was offset by higher proceeds from stock option exercises as 0.9 million options were exercised during the six months compared to 0.6 million options for the respective prior year period.

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

During the six months, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2% compared with 1.1% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2016 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2016 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2016
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$354.9	$355.4
Due after one year through three years	745.5	745.4
Due after three years through five years	908.3	903.7
Due after five years	1,514.2	1,493.6
Total	$3,522.9	$3,498.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Funds rate was raised by 25 basis points in December 2016 and is in the range of 0.50% to 0.75%. Previously, the Federal Funds rate had remained at a range of 0.25% to 0.50% since December 2015.

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.0 billion for fiscal 2017. Our anticipated allocation is approximately 45% invested in short-term and VRDNs with an average duration of less than 30 days and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $24.8 million as of November 30, 2016, compared with a net unrealized gain of $47.6 million as of May 31, 2016. During the six months, the net unrealized (loss)/gain on our investment portfolios ranged from an unrealized loss of $24.8 million to an unrealized gain of $69.5 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized loss of approximately $28.5 million as of December 16, 2016.

As of November 30, 2016 and May 31, 2016, we had $3.5 billion and $4.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of both November 30, 2016 and May 31, 2016. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of November 30, 2016 would be in the range of $20 to $25 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2016 were not other-than-temporarily impaired. While $1.9  billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $31.5 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of the securities in an unrealized loss position as of November 30, 2016 and May 31, 2016 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of November 30, 2016, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended November 30, 2016. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company maintains two stock repurchase programs: the first authorized in May 2014 and expiring May 31, 2017, and the second authorized in July 2016 and expiring May 31, 2019.  Under each program, the Board of Directors has approved the repurchase of up to $350 million of the Company's common stock.   The following table provides information relating to our repurchase of common stock during the three months ended November 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares that may yet be purchased under the programs
September 1, 2016 - September 30, 2016	440,000	$57.90	$384,252,819
October 1, 2016 - October 31, 2016	2,500,978	$56.19	$243,522,180
November 1, 2016 - November 30, 2016	—	$—	$243,522,180
Total for the period	2,940,978	$56.52	$243,522,180

Shares repurchased were retired.  As of November 30, 2016, all amounts authorized under the May 2014 plan have been used.

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

PAYCHEX, INC.

Date:	December 23, 2016	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2016	/s/ Efrain Rivera
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