Form 10-Q
period 2017-02-28
PAYCHEX INC
filed 2017-03-31
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	359,248,385	Shares
CLASS	OUTSTANDING AS OF	February 28, 2017

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
Revenue:
Service revenue	$782.6	$740.7	$2,316.1	$2,164.2
Interest on funds held for clients	13.2	11.9	36.6	33.8
Total revenue	795.8	752.6	2,352.7	2,198.0
Expenses:
Operating expenses	236.8	225.9	688.2	636.8
Selling, general and administrative expenses	252.4	246.7	723.8	690.9
Total expenses	489.2	472.6	1,412.0	1,327.7
Operating income	306.6	280.0	940.7	870.3
Investment income, net	1.2	1.7	3.6	4.7
Income before income taxes	307.8	281.7	944.3	875.0
Income taxes	105.3	101.3	322.3	296.3
Net income	$202.5	$180.4	$622.0	$578.7

Other comprehensive income/(loss), net of tax:
Unrealized gains/(losses) on securities, net of tax	21.4	17.2	(24.6)	30.0
Total other comprehensive income/(loss), net of tax	21.4	17.2	(24.6)	30.0
Comprehensive income	$223.9	$197.6	$597.4	$608.7

Basic earnings per share	$0.56	$0.50	$1.73	$1.60
Diluted earnings per share	$0.56	$0.50	$1.71	$1.60
Weighted-average common shares outstanding	359.0	360.5	360.0	360.8
Weighted-average common shares outstanding, assuming dilution	361.8	362.2	362.8	362.4
Cash dividends per common share	$0.46	$0.42	$1.38	$1.26

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	February 28,	May 31,
	2017	2016
Assets
Cash and cash equivalents	$189.9	$131.5
Corporate investments	214.0	220.6
Interest receivable	32.0	36.1
Accounts receivable, net of allowance for doubtful accounts	429.9	408.6
Prepaid income taxes	33.4	10.5
Prepaid expenses and other current assets	68.0	58.8
Current assets before funds held for clients	967.2	866.1
Funds held for clients	4,784.6	3,997.5
Total current assets	5,751.8	4,863.6
Long-term corporate investments	440.2	441.1
Property and equipment, net of accumulated depreciation	341.6	353.0
Intangible assets, net of accumulated amortization	62.0	69.5
Goodwill	657.1	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	32.7	31.6
Total assets	$7,310.3	$6,440.8
Liabilities
Accounts payable	$55.9	$56.7
Accrued compensation and related items	278.1	247.8
Short-term borrowings	55.4	—
Deferred revenue	25.1	26.3
Other current liabilities	84.1	79.8
Current liabilities before client fund obligations	498.6	410.6
Client fund obligations	4,775.1	3,955.3
Total current liabilities	5,273.7	4,365.9
Accrued income taxes	48.0	72.8
Deferred income taxes	17.7	22.1
Other long-term liabilities	74.2	68.3
Total liabilities	5,413.6	4,529.1
Commitments and contingencies — Note J
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.2 shares as of February 28, 2017 and 360.4 shares as of May 31, 2016, respectively.	3.6	3.6
Additional paid-in capital	1,016.6	952.7
Retained earnings	871.9	926.2
Accumulated other comprehensive income	4.6	29.2
Total stockholders’ equity	1,896.7	1,911.7
Total liabilities and stockholders’ equity	$7,310.3	$6,440.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,	February 29,
	2017	2016
Operating activities
Net income	$622.0	$578.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	90.7	85.1
Amortization of premiums and discounts on available-for-sale securities	55.0	57.2
Stock-based compensation costs	26.5	26.1
Benefit from deferred income taxes	—	(2.2)
Provision for allowance for doubtful accounts	3.4	1.7
Net realized gains on sales of available-for-sale securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	4.1	6.3
Accounts receivable	(24.6)	18.6
Prepaid expenses and other current assets	(32.1)	(8.6)
Accounts payable and other current liabilities	37.5	28.4
Net change in other long-term assets and liabilities	(13.1)	—
Net cash provided by operating activities	769.3	791.2
Investing activities
Purchases of available-for-sale securities	(36,029.5)	(2,700.9)
Proceeds from sales and maturities of available-for-sale securities	35,617.4	3,303.6
Net change in funds held for clients’ money market securities and other cash equivalents	(459.8)	(792.9)
Purchases of property and equipment	(66.8)	(70.0)
Acquisition of businesses, net of cash acquired	—	(296.1)
Purchases of other assets	(8.4)	(7.3)
Net cash used in investing activities	(947.1)	(563.6)
Financing activities
Net change in client fund obligations	819.8	403.8
Net proceeds from short-term borrowings	55.4	—
Dividends paid	(496.9)	(455.0)
Repurchases of common shares	(166.2)	(107.9)
Activity related to equity-based plans	24.1	14.6
Net cash provided by/ (used in) financing activities	236.2	(144.5)
Increase in cash and cash equivalents	58.4	83.1
Cash and cash equivalents, beginning of fiscal year	131.5	170.0
Cash and cash equivalents, end of period	$189.9	$253.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2017

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the nine months ended February 28, 2017 and February 29, 2016. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of February 28, 2017 and May 31, 2016.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) as of and for the year ended May 31, 2016 (“fiscal 2016”). Operating results and cash flows for the nine months ended February 28, 2017 are not necessarily indicative of the results that may be expected for other interim periods or the full fiscal year ending May 31, 2017 (“fiscal 2017”).

Accounts Receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $5.3 million as of February 28, 2017 and $4.2 million as of May 31, 2016.  Accounts receivable balances, net of allowance for doubtful accounts, include:  1) trade receivables for services provided to clients of $212.5 million as of February 28, 2017 and $221.6 million as of May 31, 2016; and 2) purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry of $217.4 million as of February 28, 2017 and $187.0 million as of May 31, 2016.

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

Under the minimum premium plan health insurance offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The Company's maximum individual claims liability is $0.3 million under both its calendar 2017 and calendar 2016 policies.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on the fair value measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.9 million and $26.5 million for the three and nine months ended February 28, 2017, respectively, as compared with $8.6 million and $26.1 million for the three and nine months ended February 29, 2016, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2016 Form 10-K.

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

Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in the recognition of $17.3 million of excess tax benefits within income taxes rather than additional paid in capital for the nine months ended February 28, 2017.  This increased diluted earnings per share by approximately $0.05 per share for the period. Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with ASU No. 2016-09 and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

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

Recently issued accounting pronouncements:  In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses From the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  ASU No. 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in substance non-financial asset.”  ASU No. 2017-05 is effective at the same time as the revenue standard in ASU No. 2014-09, “Revenue From Contracts With Customers (Topic 606)” goes into effect, which the Company anticipates to be its fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance but does not anticipate it will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.”  ASU No. 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value.  The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount.   ASU No. 2017-04 is effective for public businesses that file periodic reports with the Securities and Exchange Commission (“SEC”) for annual or interim periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests after January 1, 2017.  This guidance is applicable to the Company's fiscal year beginning June 1, 2020, and is not anticipated to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805), Clarifying the Definition of a Business.”  ASU No. 2017-01 provides a more defined framework to use in determining when a set of assets and activities is a business. ASU No. 2017-01 also provides greater consistency in applying the guidance, making the definition of a business more operable.  ASU No. 2017-01 is effective for public companies for annual periods, including interim periods, beginning after December 15, 2017.  This guidance is applicable to the Company's fiscal year beginning June 1, 2018.  The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, outlines a single comprehensive model for determining revenue recognition for contracts with customers, and supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.”  Entities have the option to apply the new guidance under a full retrospective approach to each prior reporting period presented or a modified retrospective approach with a cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated financial statements.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted effective for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt the new standard in its fiscal year beginning June 1, 2018 and currently anticipates applying the guidance under the full retrospective approach.    The Company’s ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period consolidated financial statements.  While the evaluation of the impact of the new revenue recognition standard on its consolidated financial statements has not yet been fully determined, the Company anticipates the provisions to primarily impact the manner in which it treats certain costs to obtain contracts and costs to fulfill contracts.  Generally, in relation to these items, the new standard will result in the Company deferring additional costs on the Consolidated Balance Sheets and subsequently amortizing them to the Consolidated Statements of Income and Comprehensive Income over the estimated average life of the client.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions, except per share amounts	2017	2016	2017	2016
Basic earnings per share:
Net income	$202.5	$180.4	$622.0	$578.7
Weighted-average common shares outstanding	359.0	360.5	360.0	360.8
Basic earnings per share	$0.56	$0.50	$1.73	$1.60
Diluted earnings per share:
Net income	$202.5	$180.4	$622.0	$578.7
Weighted-average common shares outstanding	359.0	360.5	360.0	360.8
Dilutive effect of common share equivalents	2.8	1.7	2.8	1.6
Weighted-average common shares outstanding, assuming dilution	361.8	362.2	362.8	362.4
Diluted earnings per share	$0.56	$0.50	$1.71	$1.60
Weighted-average anti-dilutive common share equivalents	0.7	0.7	0.7	0.7

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended February 28, 2017 and February 29, 2016,  0.4 million and 0.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  For the nine months ended February 28, 2017 and February 29, 2016,  1.8 million and 1.2 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

In July 2016, the Company announced that its Board of Directors approved a program to repurchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2019 (the “July 2016 Plan”).  No shares were repurchased during the three months ended February 28, 2017.  During the nine months ended February 28, 2017, the Company repurchased 2.9 million shares for $166.2 million.  Of the shares repurchased during the nine months ended February 28, 2017,  $106.5 million were repurchased under the July 2016 Plan and $59.7 million were repurchased under a previously authorized program to purchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2017 (the “May 2014 Plan”).  During the three and nine months ended February 29, 2016, the Company repurchased 0.9 million shares for $45.0 million and 2.2 million shares for $107.9 million, respectively, under the May 2014 Plan.  The purpose of both programs is to manage common stock dilution.  All shares repurchased were retired.  As of February 28, 2017, all amounts authorized under the May 2014 Plan have been used.

Note C: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2017	2016	2017	2016
Interest income on corporate funds	$2.4	$2.1	$7.2	$6.1
Interest expense	(0.6)	(0.2)	(1.9)	(0.7)
Net loss from equity-method investments	(0.6)	(0.2)	(1.7)	(0.7)
Investment income, net	$1.2	$1.7	$3.6	$4.7

Note D: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	February 28, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$962.4	$—	$—	$962.4
Available-for-sale securities:
Corporate bonds	189.3	1.4	(1.0)	189.7
General obligation municipal bonds	1,456.0	13.5	(4.6)	1,464.9
Pre-refunded municipal bonds(1)	62.7	0.9	—	63.6
Revenue municipal bonds	944.9	8.2	(4.1)	949.0
U.S. government agency securities	295.9	0.1	(5.5)	290.5
Variable rate demand notes	1,502.6	—	—	1,502.6
Total available-for-sale securities	4,451.4	24.1	(15.2)	4,460.3
Other	14.6	1.5	—	16.1
Total funds held for clients and corporate investments	$5,428.4	$25.6	$(15.2)	$5,438.8

	May 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$502.4	$—	$—	$502.4
Available-for-sale securities:
Corporate bonds	128.4	2.9	(0.1)	131.2
General obligation municipal bonds	1,594.1	27.6	(0.1)	1,621.6
Pre-refunded municipal bonds(1)	60.2	1.4	—	61.6
Revenue municipal bonds	916.2	15.8	(0.2)	931.8
U.S. government agency securities	160.8	0.6	(0.3)	161.1
Variable rate demand notes	1,234.6	—	—	1,234.6
Total available-for-sale securities	4,094.3	48.3	(0.7)	4,141.9
Other	14.2	0.8	(0.1)	14.9
Total funds held for clients and corporate investments	$4,610.9	$49.1	$(0.8)	$4,659.2

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of February 28, 2017 were bank demand deposit accounts, short-term municipal bonds, and government money market funds.  Included in money market securities and other cash equivalents as of May 31, 2016 were bank demand deposit accounts and government money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In millions	2017	2016
Funds held for clients	$4,784.6	$3,997.5
Corporate investments	214.0	220.6
Long-term corporate investments	440.2	441.1
Total funds held for clients and corporate investments	$5,438.8	$4,659.2

The Company’s available-for-sale securities reflected a net unrealized gain of $8.9 million as of February 28, 2017 compared with a net unrealized gain of $47.6 million as of May 31, 2016. Included in the net unrealized gain totals as of February 28, 2017 and May 31, 2016, there were 280 and 63 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	February 28, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(1.0)	$57.4	$—	$—	$(1.0)	$57.4
General obligation municipal bonds	(4.6)	258.6	—	—	(4.6)	258.6
Pre-refunded municipal bonds	—	12.4	—	—	—	12.4
Revenue municipal bonds	(4.1)	199.1	—	1.0	(4.1)	200.1
U.S. government agency securities	(5.5)	254.6	—	—	(5.5)	254.6
Total	$(15.2)	$782.1	$—	$1.0	$(15.2)	$783.1

	May 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$14.7	$—	$—	$(0.1)	$14.7
General obligation municipal bonds	(0.1)	48.9	—	2.8	(0.1)	51.7
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	—	20.7	(0.2)	11.7	(0.2)	32.4
U.S. government agency securities	(0.3)	51.1	—	—	(0.3)	51.1
Total	$(0.5)	$141.1	$(0.2)	$14.5	$(0.7)	$155.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of February 28, 2017 that had unrealized losses of $15.2 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2017 and May 31, 2016 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were insignificant for the three and nine months ended February 28, 2017 and February 29, 2016.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$319.7	$320.4
Due after one year through three years	732.8	737.6
Due after three years through five years	991.8	1,001.3
Due after five years	2,407.1	2,401.0
Total	$4,451.4	$4,460.3

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
General obligation municipal bonds	$3.7	$—	$3.7	$—
Revenue municipal bonds	15.0	—	15.0	—
Total cash equivalents	$18.7	$—	$18.7	$—
Available-for-sale securities:
Corporate bonds	$189.7	$—	$189.7	$—
General obligation municipal bonds	1,464.9	—	1,464.9	—
Pre-refunded municipal bonds	63.6	—	63.6	—
Revenue municipal bonds	949.0	—	949.0	—
U.S. government agency securities	290.5	—	290.5	—
Variable rate demand notes	1,502.6	—	1,502.6	—
Total available-for-sale securities	$4,460.3	$—	$4,460.3	$—
Other	$16.1	$16.1	$—	$—
Liabilities:
Other long-term liabilities	$16.1	$16.1	$—	$—

	May 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$131.2	$—	$131.2	$—
General obligation municipal bonds	1,621.6	—	1,621.6	—
Pre-refunded municipal bonds	61.6	—	61.6	—
Revenue municipal bonds	931.8	—	931.8	—
U.S. government agency securities	161.1	—	161.1	—
Variable rate demand notes	1,234.6	—	1,234.6	—
Total available-for-sale securities	$4,141.9	$—	$4,141.9	$—
Other	$14.9	$14.9	$—	$—
Liabilities:
Other long-term liabilities	$14.9	$14.9	$—	$—

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

Note F: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In millions	2017	2016
Land and improvements	$8.3	$8.3
Buildings and improvements	103.3	103.0
Data processing equipment	196.7	196.1
Software	475.4	447.5
Furniture, fixtures, and equipment	113.6	125.0
Leasehold improvements	108.6	108.2
Construction in progress	26.3	24.1
Total property and equipment, gross	1,032.2	1,012.2
Less: Accumulated depreciation	690.6	659.2
Property and equipment, net of accumulated depreciation	$341.6	$353.0

Depreciation expense was $26.4 million and $77.2 million for the three and nine months ended February 28, 2017, respectively, compared to $25.1 million and $73.8 million for the three and nine months ended February 29, 2016, respectively.

Note G: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $657.1 million as of February 28, 2017 and May 31, 2016.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In millions	2017	2016
Client lists	$294.2	$289.2
Other intangible assets	5.4	5.4
Total intangible assets, gross	299.6	294.6
Less: Accumulated amortization	237.6	225.1
Intangible assets, net of accumulated amortization	$62.0	$69.5

Amortization expense relating to intangible assets was $4.6 million and $13.5 million for the three and nine months ended February 28, 2017, respectively, compared to $5.3 million and $11.3 million for the three and nine months ended February 29, 2016, respectively.

As of February 28, 2017, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2017 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2017	$18.2
2018	15.4
2019	12.2
2020	9.5
2021	7.3

Note H: Accumulated Other Comprehensive Income

The change in unrealized gains and losses, net of applicable taxes, related to available-for-sale securities is the primary component reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.  The changes in accumulated other comprehensive income are as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2017	2016	2017	2016
Beginning balance	$(16.8)	$20.3	$29.2	$7.5
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	21.4	17.2	(24.6)	30.0
Total other comprehensive income/(loss), net of tax	21.4	17.2	(24.6)	30.0
Ending balance	$4.6	$37.5	$4.6	$37.5

Total tax expense/(benefit) included in other comprehensive income	$12.3	$9.9	$(14.0)	$17.3

Reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities were insignificant for the three and nine months ended February 28, 2017 and February 29, 2016.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note I: Short-term Financing

The Company maintains lines of credit, letters of credit, and credit facilities as part of its normal and recurring business operations.  Details of the Company’s short-term financing arrangements as of February 28, 2017 are discussed below.

Lines of credit: As of February 28, 2017, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2018
Bank of America, N.A.	$250 million	February 28, 2018
PNC Bank, National Association	$150 million	February 28, 2018
Wells Fargo Bank, National Association	$150 million	February 28, 2018

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  No amounts were outstanding under these lines of credit as of, or during the nine months ended February 28, 2017.

Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Letters of credit: As of February 28, 2017 and May 31, 2016, the Company had irrevocable standby letters of credit outstanding totaling $46.8 million and $43.0 million, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2017 and December 2017 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2017.

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

During the three and nine months ended February 28, 2017 and February 29, 2016, the Company borrowed against this credit facility as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
$ in millions	2017	2016	2017	2016
Number of days borrowed	8	—	27	3
Maximum amount borrowed	$250.0	$—	$350.0	$350.0
Weighted-average amount borrowed	$81.3	$—	$183.3	$217.0
Weighted-average interest rate	2.24%	—%	2.68%	3.25%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, during the three months ended February 28, 2017, the Company borrowed $50.0 million for eight days at a weighted average LIBOR-based interest rate of 1.44%.  During the nine months ended February 28, 2017, the Company borrowed $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.  There were no amounts outstanding under this credit facility as of February 28, 2017.

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

As of February 28, 2017 Paychex Advance had $55.4 million outstanding under this credit facility. There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the three and nine months ended February 28, 2017, are as follows:

	For the three months ended	For the nine months ended
	February 28,	February 28,
$ in millions	2017	2017
Number of days borrowed	90	267
Maximum amount borrowed	$55.6	$55.6
Weighted-average amount borrowed	$55.3	$52.6
Weighted-average interest rate	1.27%	1.13%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with these covenants as of February 28, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Note J: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $6.7 million and $6.8 million of capital assets as of February 28, 2017 and May 31, 2016, respectively.

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 28, 2017. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, patent, breach of fiduciary duty, employment-related claims, tax claims, and other matters.

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

Note K: Income Taxes

The Company’s effective income tax rate was 34.2% and 36.0% for the three months ended February 28, 2017 and February 29, 2016, respectively, and 34.1% and 33.9% for the nine months ended February 28, 2017 and February 29, 2016, respectively.  The effective income tax rates have been impacted by discrete items recognized in the respective periods.  Effective June 1, 2016, the Company early-adopted new accounting guidance related to employee share-based payments.  Under this new guidance, tax benefits or shortfalls related to employee share-based payments are recognized in income taxes, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheets.  The discrete tax benefit impacted the three and nine months ended February 28, 2017 by approximately $0.01 per diluted share and $0.05 per diluted share, respectively.  During the nine months ended February 29, 2016, the Company recognized a net tax benefit on income derived in prior tax years related to customer-facing software that the Company produced.  The discrete tax benefit impacted the nine months ended February 29, 2016 by approximately $0.06 per diluted share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,”, the “Company,” “we,” “our,” or “us”) for the three and nine months ended February 28, 2017 and February 29, 2016, and our financial condition as of February 28, 2017. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2017 consolidated financial statements and the related Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2016 (“fiscal 2016”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

Overview

Our financial results for the three months ended February 28, 2017 (the “third quarter”) reflected continued growth across all our HCM product lines.  Payroll service revenue and Human Resource Services (“HRS”) revenue increased by  2% and 12%, respectively, for the third quarter.  Demand for our HR outsourcing services resulted in strong growth in the number of client worksite employees (“WSEs”) served as of February 28, 2017 as compared to February 29, 2016.

Interest rates available on high-quality financial instruments remain low, but are gradually beginning to increase. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for the third quarter, compared to 1.0% for the same period last year. In December 2016, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 0.50% to 0.75%.  Subsequent to the end of our third quarter, the Federal Funds rate was again raised by 25 basis points to a range of 0.75% to 1.0%.

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are managing our personnel costs and expenses while continuing to invest in our business and have maintained strong operating income margins of 38.5% for the third quarter.  We believe these investments are critical to our success.  Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

During the third quarter, we announced additional enhancements to our Paychex retirement services administration product line.  The Company has expanded its service offering with LPL Financial (“LPL”), a leader in the retail financial advice market and the nation’s largest independent broker-dealer.  Our Paychex 401(k) recordkeeping clients who are supported by LPL advisors will have access to LPL’s Employee Advice solution to be able to offer tailored financial advice and education to plan participants through an online system.    In March 2017, we announced further expansion of our portfolio of partners that provide investment and administrative fiduciary protection to 401(k) plan sponsors.

We have continued our focus on leading-edge technology, where we are committed to delivering to our clients the best and most robust solutions available on the market.  Concentrated effort remains on Paychex Flex, our cloud-based HCM platform, which allows direct client access to payroll, HR, and benefits information in a streamlined and integrated approach to workforce management.    Our investments in technology demonstrate that we are committed to providing industry-leading solutions that help our clients stay more connected to their employees and their businesses.

Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Total revenue increased 6% to $795.8 million.

•	Total service revenue increased 6% to $782.6 million.

•	Payroll service revenue increased 2% to $446.6 million.

•	HRS revenue increased 12% to $336.0 million.

•	Interest on funds held for clients increased 11% to $13.2 million.

•	Operating income increased 10% to $306.6 million.

•	Net income and diluted earnings per share each increased 12% to $202.5 million and $0.56 per share, respectively.

Financial Position and Liquidity

Our financial position as of February 28, 2017, remained strong with cash and total corporate investments of $844.1 million.  Short-term borrowings totaled $55.4 million as of February 28, 2017.  Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the third quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of February 28, 2017 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $769.3 million for the nine months ended February 28, 2017 (the “nine months”). Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay dividends of approximately 80% of our net income to our stockholders. It is anticipated that cash and total corporate investments as of February 28, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the third quarter and our financial position as of February 28, 2017, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Form 10-Q.

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
(1)

Adjusted net income is a non-GAAP measure.  Please refer to the Non-GAAP Financial Measures section on page 23 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure of net income for the third quarter and nine months.  We have not provided a reconciliation of adjusted net income to GAAP net income for the forward-looking guidance because information related to the items excluded for future periods is subject to uncertainty and is not readily available at this time without unreasonable effort.  Uncertainty primarily relates to employee decisions regarding exercise of stock-based awards and the market price of the Company’s common stock at that time.

Ot

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions, except per share amounts	2017	2016	Change	2017	2016	Change
Revenue:
Payroll service revenue	$446.6	$439.6	2%	$1,338.4	$1,299.5	3%
HRS revenue	336.0	301.1	12%	977.7	864.7	13%
Total service revenue	782.6	740.7	6%	2,316.1	2,164.2	7%
Interest on funds held for clients	13.2	11.9	11%	36.6	33.8	8%
Total revenue	795.8	752.6	6%	2,352.7	2,198.0	7%
Combined operating and SG&A expenses	489.2	472.6	4%	1,412.0	1,327.7	6%
Operating income	306.6	280.0	10%	940.7	870.3	8%
Investment income, net	1.2	1.7	(36)%	3.6	4.7	(25)%
Income before income taxes	307.8	281.7	9%	944.3	875.0	8%
Income taxes	105.3	101.3	4%	322.3	296.3	9%
Effective income tax rate	34.2%	36.0%		34.1%	33.9%
Net income	$202.5	$180.4	12%	$622.0	$578.7	7%
Diluted earnings per share	$0.56	$0.50	12%	$1.71	$1.60	7%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 28, 2017, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2017	2016	Change	2017	2016	Change
Average investment balances:
Funds held for clients	$4,502.4	$4,518.7	—%	$3,985.0	$4,008.6	(1)%
Corporate investments	833.9	826.6	1%	899.8	942.8	(5)%
Total	$5,336.3	$5,345.3	—%	$4,884.8	$4,951.4	(1)%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.1%		1.2%	1.1%
Corporate investments	1.1%	1.0%		1.1%	0.9%
Combined funds held for clients and corporate investments	1.2%	1.0%		1.2%	1.1%

Total net realized gains	$—	$0.1		$0.1	$0.1

As of:	February 28,	May 31,
$ in millions	2017	2016
Net unrealized gains on available-for-sale securities(1)	$8.9	$47.6
Federal Funds rate(2)	0.75%	0.50%
Total fair value of available-for-sale securities	$4,460.3	$4,141.9
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.7%	1.7%

(1)	The net unrealized loss on our investment portfolio was approximately $3.8 million as of March 27, 2017.

(2)	The Federal Funds rate was in the range of 0.50% to 0.75% as of February 28, 2017 and 0.25% to 0.50% as of May 31, 2016. In March 2017, the Federal Funds rate was raised to a range of 0.75% to 1.0%.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $446.6 million for the third quarter and $1.3  billion for the nine months, reflecting increases of 2% and 3%, respectively, compared to the same periods last year.  The payroll service revenue growth in both the third quarter and nine months was primarily attributable to increases in revenue per check and client base. The growth in revenue per check was the result of price increases, net of discounts.  During the third quarter, growth was tempered by approximately 1% due to one less processing day compared to the same period last year.  For the nine months, additional growth of 0.5% was contributed by the acquisition of Advance Partners in December 2015, partially offset by the impact of one less processing day compared to the same period last year.

Human Resource Services revenue: HRS revenue was $336.0 million for the third quarter and $977.7 for the nine months, reflecting increases of 12% and 13%, respectively, compared to the same periods last year. HRS revenue growth was primarily driven by increases in client base across all major HCM services, including: comprehensive HR outsourcing services; retirement services; time and attendance; and HR administration. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Demand for these services resulted in strong growth in the number of client WSEs served as of February 28, 2017 as compared to a year ago.  Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.  Insurance services revenue benefited from higher revenue from our full-service Affordable Care Act product and growth in the number of health and benefit applicants, coupled with higher average premiums and an increase in our workers’ compensation insurance product.  For the nine months, Advance Partners contributed approximately 1.5% to the growth in HRS revenue.

Total service revenue: Total service revenue was $782.6 million for the third quarter and $2.3 billion for the nine months, reflecting increases of 6% and 7%, respectively, compared to the same periods last year. The increases were attributable to the items previously discussed.

Interest on funds held for clients: Interest on funds held for clients was $13.2 million for the third quarter and $36.6 million for the nine months, reflecting increases of 11% and 8%, respectively, compared to the same periods last year. The increases resulted primarily from slightly higher average interest rates earned. The funds held for clients average investment balances were relatively flat for the third quarter and decreased 1% for the nine months, compared to the same periods last year, as the impact of client base growth was offset by the impact of timing of certain remittances to taxing authorities.

Combined operating and SG&A expenses: Total expenses were $489.2 million for the third quarter and $1.4 billion for the nine months, reflecting increases of 4% and 6%, respectively, compared to the same respective periods last year. The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions	2017	2016	Change	2017	2016	Change
Compensation-related expenses	$305.1	$299.6	2%	$882.5	$844.8	5%
Depreciation and amortization	31.0	30.4	2%	90.7	85.1	7%
PEO insurance costs	36.3	31.5	15%	105.1	90.0	17%
Other expenses	116.8	111.1	5%	333.7	307.8	8%
Total expenses	$489.2	$472.6	4%	$1,412.0	$1,327.7	6%

Compensation-related expenses increased 2% for the third quarter and 5% for the nine months primarily due to higher wages and related expenses resulting from increased headcount in operations, partially offset by lower variable selling expenses.  Growth in selling expenses was tempered by strong sales in the respective prior year periods. As of February 28, 2017 and February 29, 2016, we had approximately 13,900 and 13,400 employees, respectively.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rate for depreciation and amortization for the nine months was primarily driven by an increase in internally developed software that was placed in service over the past year and additional amortization resulting from intangible assets acquired with Advance Partners.

Growth in our PEO contributed to growth in total expenses for both the third quarter and nine months.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Other expenses were impacted primarily by costs to support the growth in the business.

Operating income: Operating income was $306.6 million for the third quarter and $940.7 million for the nine months, reflecting increases of 10% and 8%, respectively,  compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 38.5% for the third quarter and 40.0% for the nine months, compared to 37.2% and 39.6% for the respective prior year periods.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.2 million for the third quarter and $3.6 million for the nine months, reflecting decreases of 36% and 25%, respectively, compared to the same periods last year. These decreases were primarily due to higher interest expense and losses on equity-method investments, partially offset by higher income on corporate investments.  The increase in income on corporate investments was primarily due to higher average interest rates earned.  Average corporate investment balances were up 1% for the third quarter but declined 5% for the nine months as a result of consideration paid for the Advance Partners acquisition in December 2015 coupled with the impact of cash utilized for share repurchases.

Income taxes: Our effective income tax rate was 34.2% for the third quarter and 34.1% for the nine months, compared to 36.0% and 33.9% for the respective prior year periods.  The effective income tax rates were impacted by discrete tax items recognized during the respective periods.  Effective June 1, 2016, we early-adopted new accounting guidance related to employer stock-based compensation which resulted in discrete tax benefits recognized in income taxes.  The discrete tax benefit impacted diluted earnings per share by approximately $0.01 per share for the third quarter and $0.05 per share for the nine months.  During the nine months of fiscal 2016,  we recognized a net tax benefit on income derived in prior tax years related to customer-facing software that we produced which increased diluted earnings per share by approximately $0.06 per share.

Net income and diluted earnings per share: Net income was $202.5 million for the third quarter and $622.0 million for the nine months, reflecting increases of 12% and 7%,  respectively, compared to the same periods last year. Diluted earnings per share was $0.56 per share for the third quarter and $1.71 for the nine months, reflecting increases of 12% and 7%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed. Adjusted net income (non-GAAP) was $199.3 million for the third quarter and $604.7 million for the nine months, reflecting growth of 10% and 8%, respectively, as compared to the same periods last year.  Adjusted diluted earnings per share (non-GAAP) was $0.55 per share for the third quarter and $1.66 per share for the nine months, reflecting increases of 10% and 8%, respectively, compared to the same periods last year.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures:  Adjusted net income and adjusted diluted earnings per share are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2017	2016	Change	2017	2016	Change
Net income (GAAP)	$202.5	$180.4	12%	$622.0	$578.7	7%
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	(3.2)	—		(17.3)	—
Net tax benefit on income derived from prior tax years for customer-facing software	—	—		—	(21.1)
Total non-GAAP adjustments	(3.2)	—		(17.3)	(21.1)
Adjusted net income (non-GAAP)	$199.3	$180.4	10%	$604.7	$557.6	8%

Diluted earnings per share (GAAP)	$0.56	$0.50	12%	$1.71	$1.60	7%
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	(0.01)	—		(0.05)	—
Net tax benefit on income derived from prior tax years for customer-facing software	—	—		—	(0.06)
Total non-GAAP adjustments	$(0.01)	$—		$(0.05)	$(0.06)
Adjusted diluted earnings per share (non-GAAP)	$0.55	$0.50	10%	$1.66	$1.54	8%

In addition to reporting net income and diluted earnings per share, U.S. GAAP measures, we present adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted net income and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted net income and adjusted diluted earnings per share both exclude the additional tax benefit or shortfall related to employee stock-based compensation recognized in income taxes.  This arose from early-adoption in June 2016 of new accounting guidance, but will be a recurring item going forward.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is in the control of management.  Also excluded is a net tax benefit that was recorded in fiscal 2016 for income derived in prior tax years related to customer-facing software that we produced.  This was an unusual event that is not expected to recur.  We believe presenting net income and diluted earnings per share excluding these particular discrete tax items allows a better understanding of our core business performance.  Adjusted net income and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the SEC.  As such, they should not be considered as a substitute for the GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with, the GAAP measure.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 28, 2017 remained strong with cash and total corporate investments of $844.1 million.  Short-term borrowings totaled $55.4 million as of February 28, 2017.  We believe that our investments in an unrealized loss position as of February 28, 2017 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 28, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

Short-term Financing

Lines of credit: As of February 28, 2017, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2018
Bank of America, N.A.	$250 million	February 28, 2018
PNC Bank, National Association	$150 million	February 28, 2018
Wells Fargo Bank, National Association	$150 million	February 28, 2018

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business. No amounts were outstanding under these lines of credit as of, or during the nine months ended February 28, 2017.

Certain of the financial institutions are also parties to our credit facility and irrevocable standby letters of credit, which are discussed next.

Letters of credit: As of February 28, 2017, we had irrevocable standby letters of credit available totaling $46.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2017 and December 2017, and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2017.

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

During the nine months ended February 28, 2017 and February 29, 2016, we borrowed against this facility as follows:

	For the nine months ended
	February 28,	February 29,
$ in millions	2017	2016
Number of days borrowed	27	3
Maximum amount borrowed	$350.0	$350.0
Weighted-average amount borrowed	$183.3	$217.0
Weighted-average interest rate	2.68%	3.25%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the nine months ended February 28, 2017 we borrowed $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.    There were no amounts outstanding under this credit facility as of February 28, 2017.

In March 2016, we entered into a  committed, unsecured, three-year credit facility with PNC Bank, National Association (“PNC Bank”), expiring on March 17, 2019.  Under this facility, Paychex Advance,  our wholly owned subsidiary, may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by us and certain of our subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates elected by Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of February 28, 2017, we have $55.4 million outstanding under this credit facility.  There were no amounts outstanding under this credit facility as of May 31, 2016.  Details of borrowings under this credit facility during the nine months ended February 28, 2017 are as follows:

For the nine months ended
February 28,
$ in millions	2017
Number of days borrowed	267
Maximum amount borrowed	$55.6
Weighted-average amount borrowed	$52.6
Weighted-average interest rate	1.13%

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with these covenants as of February 28, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $6.7 million of capital assets as of February 28, 2017.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 28, 2017. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities such as special purpose entities or structured finance entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments in certain limited partnerships that are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of February 28, 2017.

Operating Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions	2017	2016
Net income	$622.0	$578.7
Non-cash adjustments to net income	175.5	167.8
Cash provided by changes in operating assets and liabilities	(28.2)	44.7
Net cash provided by operating activities	$769.3	$791.2

The decrease in our operating cash flows for the nine months, compared to the same period last year, was primarily a result of fluctuations in operating assets and liabilities, partially offset by higher net income and higher non-cash adjustments. The increase in non-cash adjustments is primarily the result of increases in depreciation and amortization expense and the provision for bad debt.  The fluctuations in our operating assets and liabilities were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, and income taxes.

Investing Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions	2017	2016
Net change in funds held for clients and corporate investment activities	$(871.9)	$(190.2)
Purchases of property and equipment	(66.8)	(70.0)
Acquisition of businesses, net of cash acquired	—	(296.1)
Purchases of other assets	(8.4)	(7.3)
Net cash used in investing activities	$(947.1)	$(563.6)

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note D of the Notes to Consolidated Financial Statements.

The fluctuations in the net change in funds held for clients and corporate investment activities for the nine months and the corresponding prior year period reflect net cash outflows related to net purchases of investments in managing client fund obligations as more funds were collected than remitted during the periods. The increase in the net cash outflows for the nine months compared to the corresponding prior year period was partially due to timing of client obligation remittances in the prior fiscal year as discussed within the “Financing Cash Flow Activities” section, which follows.   In addition, during the nine months we utilized more VRDNs for short-term liquidity management whereas in the corresponding prior year period VRDN activity was lower and more cash equivalents were utilized.  VRDNs are classified as available-for-sale securities and purchases and sales are reflected in investing activities.

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

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities. Acquisitions of businesses, net of cash acquired, reflects the acquisition of Advance Partners in December 2015.  Purchases of other assets relates primarily to client list acquisitions.

Financing Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions, except per share amounts	2017	2016
Net change in client fund obligations	$819.8	$403.8
Net proceeds from short-term borrowings	55.4	—
Dividends paid	(496.9)	(455.0)
Repurchases of common shares	(166.2)	(107.9)
Activity related to equity-based plans	24.1	14.6
Net cash provided by/(used in) financing activities	$236.2	$(144.5)
Cash dividends per common share	$1.38	$1.26

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

Cash inflows related to the net change in client fund obligations for the nine months and the corresponding period last year were the result of higher collections than remittances of employee tax withholdings.  This is typical for this period due to calendar year-end bonus payments, higher social security and state unemployment insurance withholdings related to calendar-year resets, and income tax payments. The higher cash inflow for the nine months compared to the same period last year was due primarily to the timing of client remittances for tax payments and net payroll obligations in the prior fiscal year.  May 31, 2015 was a Sunday, whereas February 29, 2016 was a Monday. Mondays are not significant collection days, but additional cash outflows occurred to settle Readychex and tax payment obligations. There were no significant timing impacts of this nature in fiscal 2016, though direct deposit funds were lower at May 31, 2016 as more clients paid prior to the Memorial Day holiday.

Net proceeds from short-term borrowings:  During the  nine months, we borrowed funds under both of our credit facilities. Certain borrowings remained outstanding under the PNC Bank credit facility as of February 28, 2017.  No amounts were outstanding as of February 29, 2016.

Dividends paid:  In July 2016, we announced a 10% increase in the quarterly dividend paid to shareholders to $0.46 per share from $0.42 per share. The increase in dividend payments for the nine months compared to the corresponding period last year is primarily due to this increase in rate, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock: In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, authorized through May 31, 2019 (the “July 2016 Plan”).  In addition, under a previous plan initiated in May 2014 and expiring May 31, 2017 (the “May 2014 Plan”), we may also repurchase up to $350.0 million of our common stock.    The purpose of both programs is to manage common stock dilution.    During the nine months, we repurchased  2.9 million shares for $166.2 million.  $59.7 million of the total purchased was under our May 2014 Plan and $106.5 million under our July 2016 Plan.  During the first nine months of fiscal 2016,  we repurchased 2.2 million shares for $107.9 million under the May 2014 Plan.  Shares repurchased were retired.  As of February 28, 2017, all amounts authorized under the May 2014 Plan have been used.

Activity related to equity-based plans:  Net cash inflows from activity related to equity-based plans increased for the nine months compared to the respective prior year period primarily as a result of higher proceeds from stock option exercises as 1.2 million options were exercised during the nine months compared to 0.7 million options for the respective prior year period.  This was partially offset by the change in classification of excess tax benefits during the nine months related to employee stock-based compensation, which is now reflected in operating activities.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A significant portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds including general obligation bonds, pre-refunded bonds that are secured by a U.S. government escrow, and essential services revenue bonds, along with U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During the nine months, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2% compared with 1.1% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, excluding VRDNs, which as of February 28, 2017 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$319.7	$320.4
Due after one year through three years	732.8	737.6
Due after three years through five years	991.8	1,001.3
Due after five years	2,407.1	2,401.0
Total	$4,451.4	$4,460.3

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

In December 2016, the Federal Funds rate was raised by 25 basis points to a range of 0.50% to 0.75%.  Previously, the Federal Funds rate had remained at a range of 0.25% to 0.50% since December 2015.   Subsequent to our third quarter, in March 2017 the Federal Funds rate was raised by an additional 25 basis points to a range of 0.75% to 1.0%.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be in the range of $3.0 million to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

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

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $8.9 million as of February 28, 2017, compared with a net unrealized gain of $47.6 million as of May 31, 2016. During the nine months, the net unrealized (loss)/gain on our investment portfolios ranged from an unrealized loss of $30.5  million to an unrealized gain of $69.5 million. These fluctuations were driven by changes in market rates of interest. Our investment portfolios reflected a net unrealized loss of approximately  $3.8 million as of March 27, 2017.

As of February 28, 2017 and May 31, 2016, we had $4.5 billion and $4.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% as of both February 28, 2017 and May 31, 2016. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of February 28, 2017 would be in the range of $20.0 to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2017 were not other-than-temporarily impaired. While $783.1  million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $15.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2017 and May 31, 2016 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of February 28, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal controls over financial reporting to determine whether any change occurred during the quarter ended February 28, 2017. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2016, the Company’s Board of Directors (“Board”) approved a plan to repurchase up to $350.0 million of the Company's common stock, authorized through May 31, 2019 (the “July 2016 Plan”).  In addition, under a previously authorized plan expiring May 31, 2017 (the “May 2014 Plan”), the Company may also repurchase up to $350.0 million of the Company’s common stock.    The purpose of both programs is to manage common stock dilution.   During the three months ended February 28, 2017, there were no repurchases of our common stock.  As of February 28, 2017, the dollar value of common shares that may yet be purchased under the July 2016 Plan is approximately $243.5 million and the May 2014 Plan has been fully used.

Item 6. Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.

For the exhibits that are filed or furnished herewith or incorporated herein by reference, see the Index to Exhibits located on page 32 of this report. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	March 31, 2017	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2017	/s/ Efrain Rivera
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