Form 10-K
period 2017-05-31
PAYCHEX INC
filed 2017-07-21
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

As of November 30, 2016 the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $18,874,963,639 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2017, 359,395,731 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 11, 2017, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2017

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
•

the possibility of cyber-attacks, security breaches, or other security vulnerabilities that could disrupt operations or expose confidential client data, and could also result in reduced revenues, increased costs, liability claims, or harm to our competitive position;

•	the possibility of failure of our operating facilities, or the failure of our computer systems, and communication systems during a catastrophic event;
•	the possibility of third-party service providers failing to perform their functions;
•	the possibility of a failure of internal controls or our inability to implement business processing improvements;
•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations, including possible liability related to our co-employment relationship with our professional employer organization (“PEO”); and

•	potentially unfavorable outcomes related to pending or future legal matters.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A, “Risk Factors” and throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10‑K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10‑K is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10‑K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Item 1.    Business

Incorporated in Delaware in 1979, we are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. As of May 31, 2017, we serviced approximately 605,000 payroll clients. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and Germany.  We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.

Company Strategy

Our mission is to be the leading provider of HCM solutions for payroll, HR, retirement, and insurance services for small- to medium-sized businesses by being an essential partner with America’s businesses.  We believe that success in this mission will lead to strong, long-term financial performance.  Our business strategy focuses on the following:

•	flexible, convenient service;
•	industry-leading, integrated technology;
•	providing a comprehensive suite of value-added HCM services;
•	solid sales execution;
•	continued service penetration; and
•	engaging in strategic acquisitions.

Services and Products

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs.  Clients can select services on an á la carte basis or as part of various product bundles.  Our payroll-related ancillary services and Human Resource Service (“HRS”) offerings often leverage the information gathered in the base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum. We were recently certified under the Small Business Efficiency Act (“SBEA”) related to our PEO offering.  We provide insurance offerings through the Paychex Insurance Agency, Inc. (“PIA”) that allow employers to expand their employee benefit offerings at an affordable cost. We mainly earn our revenue through recurring fees for services performed. Service revenue is primarily driven by the number of clients, checks or transactions per client per pay period, and utilization of ancillary services.

Paychex Flex® is our proprietary HCM software-as-a-service (“SaaS”) platform through which we provide an integrated product suite that covers the employee life cycle from recruiting and hiring to retirement. Paychex Flex streamlines workforce management through innovative technology and flexible choice of service. It uses a single cloud-based platform, with single client and employee records, and single sign-on, including self-service options and mobility applications. The HCM product suite integrates recruiting and applicant tracking, employee onboarding, payroll, employee benefits and human resource administration, time and attendance, and retirement services. In addition, Paychex Flex presents function-focused analytics throughout the platform, assisting HR leaders with making more informed business decisions.  Paychex Flex also provides technology-enabled service, with options that include self-service, a 24/7 dedicated service center, individual payroll specialist, and integrated service via the multi-product service center.  In addition, large clients can utilize a relationship manager for more personalized service.  This flexible platform services our small-business clients, mid-market clients, and our PEO business.

The integration of flexible service options and leading-edge technology allows us to meet our clients' diverse needs by providing them with information and products when, where, and how they want it.  Our Paychex mobile applications add greater value and convenience for our clients and their employees by allowing them instant access and increased productivity.  Paychex Flex uses a mobile-first design throughout our HCM suite, which allows full functionality of all application components, regardless of device or screen size.  Enabling our clients and their employees to have full access to our products offers diverse capabilities and flexibility for both the employer and employee.

Small-Business Clients

For our small-business clients, which we define as typically less than 50 employees, Paychex supports the client in reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our dynamic products and customer service for a quick and easy pay day.  Small-business payroll is provided via our core payroll, utilizing our robust Paychex Flex processing platform, or SurePayroll®  products.  Our core payroll clients can opt for our full-service customer service model through our branch operations or use Paychex Online Payroll®, our secure Internet portal. Paychex Online Payroll offers a suite of self-service and interactive services twenty-four hours a day, seven days a week. Both service models offer payroll processing, employee access online, general ledger service to provide payroll information to the client’s general ledger accounting software, and access to our industry-leading, web-based report center and robust report writer. Our SurePayroll SaaS solution offers “do-it-yourself,” self-service and mobile applications for small businesses.

With an environment of increasing regulations, the need for HR outsourcing services is moving down-market.  In particular, our small-business clients benefit from our time and attendance products, which allow them to accurately and efficiently manage the gathering and recording of employee hours worked.  Our advanced suite of time and attendance products, including web and mobile tools, assist companies with the scheduling, tracking, and reporting of time.   Other Paychex solutions, such as our comprehensive human resource outsourcing solutions, are also available for our small-business clients.

Mid-Market Clients

Our mid-market clients are typically defined as more than 50 employees with more complex payroll and employee benefit needs.  Our mid-market clients are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform.  All new clients are sold on the Paychex Flex platform.  Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions.  Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of the business and have them integrated through one HCM solution.

Mid-market clients also have the option to select the HCM modules they need with the ability to easily add services as they grow.  They can also opt for our comprehensive HR and payroll outsourcing solutions, Paychex HR Services. This flexibility allows our clients to define the solution that best meets their particular needs.

Description of Services

Payroll processing:  For both our small-business and mid-market clients, payroll processing is the foundation of our portfolio of HCM services.  Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of payroll tax returns; and collection and remittance of clients’ payroll obligations.  Along with payroll processing, clients can also select from the following payroll-related ancillary services:

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

•

Employee payment services:    Our employee payment services provide an employer with the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For each of the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Same day ACH functionality is also available for clients using direct deposit, allowing employers the flexibility to pay employees via direct deposit on the same day they initiate payroll.  Our Readychex service provides a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

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

Human Resource Services: We offer complementary services for outsourcing of various HR functions to our payroll clients.  In addition, some of these services can be provided to clients who do not opt for payroll processing.  Our services are categorized as follows:

•

Paychex HR Services:    We offer comprehensive HR outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Services offering is available through Paychex HR Solutions, an administrative services organization (“ASO”), or Paychex PEO. Both options offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package equal to that of larger companies. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, LLC, subsidiaries of which are certified to provide PEO services under the SBEA. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics.  As of May 31, 2017, Paychex HR Services was utilized by approximately 37,000 clients with approximately 1,021,000 client worksite employees.

•

Retirement services administration:    Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include relationships with financial advisors.  As of May 31, 2017, retirement services covered approximately 78,000 plans and the asset value of participants' funds externally managed totaled approximately $27.4 billion.

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

We also offer comprehensive solutions to help employers and employees with certain mandates under the Affordable Care Act (“ACA”), which sets forth specific coverage and reporting requirements that employers must meet.  Our Paychex Employer Shared Responsibility (“ESR”) Service is aimed at helping clients: 1) determine if the ACA’s ESR provision applies to them; 2) provide ongoing ACA analysis and monitoring, along with automatic alerts, of their employees and hours worked; 3) evaluate if their health care offering meets the minimum coverage requirement; and 4) prepare end-of-year reporting.

PIA has a website, www.paychexinsurance.com, with information and interactive tools to help educate visitors on insurance and aid in making business insurance decisions.   A section on this website is designed to provide answers, information, and solutions that employers can use to prepare for and take action to comply with health care reform.

•

HR administration services:    We offer cloud-based HR administration software products for employee benefits management and administration, time and attendance solutions, and recruiting.  Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and HR compliance and reporting.  Our BeneTrac service manages the employee-benefit enrollment process.  Our time and attendance products, including our integrated FlexTime® software,  provides timekeeping, scheduling, and workforce analytics.  These services allow the employer to handle multiple payroll scenarios, improving productivity, accuracy, and reliability in the payroll process.  Our expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process.  The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and onboarding process for companies of all sizes.

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

Accounting and Financial Services:  We offer various accounting and financial services to small- to medium-sized businesses.  These services offer additional value-added benefits for small-business owners. Paychex Advance, LLC was established in December 2015 with the acquisition of Advance Partners and offers customizable solutions to the temporary staffing industry, including payroll funding (via purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation.  In addition, through partnerships with third-party providers, we provide clients opportunities for services such as payment processing services, financial fitness programs, and a small-business loan resource center.

Sales and Marketing

We market and sell our services primarily through our direct sales force based in the metropolitan markets we serve.  Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of services. Within payroll, we differentiate the markets we serve between small-business and mid-market companies.  Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs.  We utilize a virtual sales force to service geographical areas where we may not have a local presence, cover inbound leads for certain small-business clients, or for products for which we do not have a local sales force.  We sell HRS products to both new clients and our existing client base.

In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals.  Approximately 55% of our new  small-market payroll clients (excluding business acquisitions) come from these referral sources.  Our dedicated business development group drives sales through banking, national associations, and franchise channels.  We also utilize digital marketing as a means to market our services.

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

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impacts of regulatory change. We track current regulatory issues that impact the small business community and provide a monthly regulatory update. Our  Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals.  The BuildMyBiz® website, which is available at www.BuildMyBiz.com, provides convenient collections of information, tools, and services on challenges facing entrepreneurs.

Markets and Competition

We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Our internal database source indicates that there are approximately 12 million addressable businesses in the geographic markets that we currently serve within the U.S. Of those businesses, approximately 99% have fewer than 100 employees and comprise our primary customers and target market. The average client size within our existing client base is approximately 16.0 employees.  We believe that there is opportunity for us in the HCM market as the demand is moving down-market to smaller businesses.

We serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and in Germany.  Revenue from operations in Germany and long-lived assets in Germany are not material. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the fiscal year ended May 31, 2017 (“fiscal 2017”), client retention was approximately 81% of our beginning of the year client base, a slight decrease from the prior fiscal year’s near-record-high level. No single client has a material impact on total service revenue or results of operations.

The market for HCM services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, regional, local, and online service providers, all of which we believe have significantly fewer clients than us. In addition to traditional payroll processing and HR service providers, we compete with in-house payroll and HR systems and departments. Payroll and HR systems and software are sold by many vendors. HRS products also compete with a variety of providers of HR services, such as retirement services companies, insurance companies, and HR and benefits consulting firms.

Competition in the payroll processing and HR services industry is primarily based on service responsiveness, product quality and reputation, including ease of use and accessibility of technology, breadth of service and product offerings, and price. We believe we are competitive in each of these areas.  We believe that our excellent customer service, together with our leading-edge technology and mobility applications, distinguishes us from our competitors.

Software Maintenance and Development

The ever-changing mandates of Federal, state, and local tax and regulatory agencies require us to regularly update our proprietary software to provide payroll and HR services to our clients. We are continually engaged in developing enhancements to and the maintenance of our various software platforms to meet the changing requirements of our clients and the marketplace. We continue to enhance our SaaS solutions and mobility applications to offer our users an integrated and unified experience.  Continued enhancement of the client and client employee experience is important to our future success.

Employees

As of May 31, 2017, we employed approximately 13,700 people.  None of our employees were covered by collective bargaining agreements.

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

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.  The information on our website is not incorporated by reference into our Form 10-K.

Our corporate website, www.paychex.com, provides materials for investors and information about our services.  Our Form 10-Ks, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.  Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2017 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our services may be adversely impacted by changes in government regulations and policies.    Many of our services, particularly payroll tax administration services and employee benefit plan administration services, are designed according to government regulations that continually change, for example, the Department of Labor’s recently adopted fiduciary rule for retirement plan service. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. Failure to educate and assist our clients regarding new or revised legislation that impacts them could have an adverse impact on our reputation. Failure by us to modify our services in a timely fashion in response to regulatory changes could have a material adverse effect on our business and results of operations.

Our business may be adversely impacted if the ACA is repealed in its entirety or certain aspects of ACA are repealed or modified as a result of recent political changes.  On January 20, 2017, President Donald J. Trump issued an executive order stating that it is the policy of the new administration to seek the prompt repeal of the ACA.  While initial attempts at repeal and replacement have not been successful, the current administration continues to work toward that goal.  In May 2017, the U.S. House of Representatives approved legislation to repeal and replace major parts of the ACA and the U.S. Senate is currently considering the legislation.  Uncertainties exist regarding if and when the ACA will ultimately be modified or repealed.  If the ACA is modified to eliminate the employer reporting requirements or if the ACA is repealed and new legislation does not include such reporting requirements, it will negatively impact the revenue we currently generate from our ESR service.  Uncertainty regarding the potential future modification, repeal, or replacement of the ACA could adversely affect our ability to sell our ESR application to new clients.  Failure to update our services to comply with modified or new legislation in the area of health care reform as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base.

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.  The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions, and enhancements and changing industry standards.   To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to: enhance our current products and introduce new products in order to keep pace with products offered by our competitors; enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our clients’ requirements; and adapt to technological advancements and changing industry standards. We continue to make significant investments related to the development of new technology. If our systems become outdated, we may be at a disadvantage when competing in our industry. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations.

Our reputation, results of operations, or financial condition may be adversely impacted if we fail to comply with data privacy laws and regulations.  Our services require the storage and transmission of proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as their financial and payroll data.  Our applications are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy.  In the U.S., we are subject to rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification laws.  Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.  The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

We could be subject  to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyber-attacks, security vulnerabilities or Internet disruptions.  We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes.  Cyber-attacks and security threats are a risk to our business and reputation.  A privacy or IT security breach could have a material adverse effect on our business.

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

Our service platforms enable our clients to store and process personal data on premise or, increasingly, in a cloud-based environment that we host.  The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions.  As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information.  While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results.  Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

Data Loss and Business Interruption:  If our systems are disrupted or fail for any reason, including Internet or systems failure, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations.    Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, severe weather including events resulting from climate change, unauthorized security breach, power loss, telecommunications failure, terrorist attack, or other events that could have a significant disruptive effect on our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, and snowstorms, and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

We may be adversely impacted by any failure of third-party service providers to perform their functions.    As part of providing services to clients, we rely on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks and banks used to electronically transfer funds from clients to their employees. Failure by these service providers, for any reason, to deliver their services in a timely manner could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

We may be exposed to additional risks related to our co-employment relationship within our PEO business.    Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship. As a result, there is a possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with clients provide that they will indemnify us for any liability attributable to their own or their employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any applicable state or federal laws.

We may be adversely impacted by changes in health insurance and workers’ compensation rates and underlying claims trends.    Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs.  Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.

Our clients could have insufficient funds to cover payments we have made on their behalf, resulting in financial loss to us.  As part of the payroll processing service, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities.  It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them.  We have in the past, and may in the future, make payments on our clients’ behalf for which we may not  be reimbursed, resulting in loss to us.

Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance.    We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact interest income.

We may be adversely impacted by volatility in the political and economic environment.    Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability.  When there is a slowdown in the economy, employment levels and interest rates may decrease or become more volatile. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit.

We invest our funds held for clients in high quality, investment-grade marketable securities, money markets, and other cash equivalents. However, these funds held for clients are subject to general market, interest rate, credit, and liquidity risks.  These risks may be exacerbated during periods of unusual financial market volatility.  The interest we earn on funds held for clients may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds.

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

We may not be able to attract and retain qualified people, which could impact the quality of our services and customer satisfaction.  Our success, growth, and financial results depend in part on our continuing ability to attract, retain, and motivate highly qualified people at all levels, including management, technical, compliance, and sales personnel.  Competition for these individuals can be intense, and we may not be able to retain our key people, or attract, assimilate, or retain other highly-qualified individuals in the future, which could harm our future success.

Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.  Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases.  Our intellectual property could be wrongfully acquired as a result of a cyber-attack or other wrongful conduct by employees or third parties.  To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage.  Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products.  Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand, and may adversely affect our ability to compete.

Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which could have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We owned and leased the following properties as of May 31, 2017:

Square feet
Owned facilities:
Rochester, New York	721,000
Other U.S. locations	65,000
Total owned facilities	786,000

Leased facilities:
Rochester, New York	237,000
Other U.S. locations	1,869,000
International locations	28,000
Total leased facilities	2,134,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and house our regional, branch, and sales offices and data processing centers. These locations are concentrated in metropolitan areas. Our international locations are in Germany and house our German branch and sales locations. We believe that adequate, suitable lease space will continue to be available to meet our needs.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX.” Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of our Board of Directors (the “Board”).

As of June 30, 2017, there were 11,828 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 5,100 participants in the Paychex, Inc. Employee Stock Purchase Plan and 4,675 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sale prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2017 and the fiscal year ended May 31, 2016 (“fiscal 2016”) are as follows:

	Fiscal 2017			Fiscal 2016
			Cash			Cash
			dividends			dividends
	Sales prices		declared	Sales prices		declared
	High	Low	per share	High	Low	per share
First quarter	$61.87	$53.57	$0.46	$49.79	$41.59	$0.42
Second quarter	$61.62	$52.78	$0.46	$54.54	$43.19	$0.42
Third quarter	$62.18	$57.07	$0.46	$54.78	$45.76	$0.42
Fourth quarter	$63.03	$56.57	$0.46	$54.58	$51.06	$0.42

The closing price of our common stock as of May 31, 2017, as reported on the NASDAQ Global Select Market, was $59.23 per share.

During fiscal 2017 we maintained two authorized common stock repurchase programs.  The first program was authorized by our Board in May 2014 and expired on May 31, 2017. The second program was authorized by the Board in July 2016 and expires on May 31, 2019.  Each program allows us to repurchase up to $350.0 million of our common stock.  Shares repurchased under these programs during fiscal 2017 and fiscal 2016 were as follows:

	Fiscal 2017		Fiscal 2016
In millions	Total number of shares purchased	Total dollars	Total number of shares purchased	Total dollars
First quarter	—	$—	1.3	$62.9
Second quarter	2.9	166.2	—	—
Third quarter	—	—	0.9	45.0
Fourth quarter	—	—	—	—
Fiscal year	2.9	$166.2	2.2	$107.9

As of May 31, 2017, the approximate dollar value of common stock shares available for repurchase under the program authorized in July 2016 is $243.5 million.  All amounts authorized under the program in May 2014 have been fully repurchased. All shares of stock repurchased during fiscal 2017 and fiscal 2016 were retired.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2012, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

May 31,	2012	2013	2014	2015	2016	2017
Paychex	$100.00	$129.23	$147.63	$183.44	$208.32	$234.85
S&P 500	$100.00	$127.28	$153.30	$171.40	$174.34	$204.79
Peer Group - Old	$100.00	$132.60	$164.71	$212.33	$220.61	$261.94
Peer Group - New	$100.00	$132.83	$168.59	$216.53	$222.22	$261.18

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Governance & Compensation Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was adjusted for fiscal 2017.  The Brink’s Company and Iron Mountain Incorporated were removed and replaced with Alliance Data Systems Corporation and Equifax, Inc., as they are more closely aligned with the Paychex business.  Both the old and new peer groups are presented for this year of transition.

Our new Peer Group for fiscal 2017 is comprised of the following companies:

Alliance Data Systems Corporation	H&R Block, Inc.
Automatic Data Processing, Inc. (direct competitor)	Intuit Inc.
Broadridge Financial Solutions, Inc.	Moody’s Corporation
DST System, Inc.	Robert Half International Inc.
The Dun & Bradstreet Corporation	TD AMERITRADE Holding Corporation
Equifax, Inc.	Total Systems Services, Inc.
Fiserv, Inc.	The Western Union Company
Global Payments Inc.

 Item 6.    Selected Financial Data

In millions, except per share amounts
Year ended May 31,	2017(1)	2016(2)	2015(3)	2014(3),(4)	2013(3),(5)
Service revenue	$3,100.7	$2,905.8	$2,697.5	$2,478.2	$2,285.2
Interest on funds held for clients	$50.6	$46.1	$42.1	$40.7	$41.0
Total revenue	$3,151.3	$2,951.9	$2,739.6	$2,518.9	$2,326.2
Operating income	$1,239.6	$1,146.6	$1,053.6	$982.7	$904.8
Net income	$817.3	$756.8	$674.9	$627.5	$569.0
Basic earnings per share	$2.27	$2.10	$1.86	$1.72	$1.56
Diluted earnings per share	$2.25	$2.09	$1.85	$1.71	$1.56
Cash dividends per common share	$1.84	$1.68	$1.52	$1.40	$1.31
Purchases of property and equipment	$94.3	$97.7	$102.8	$84.1	$98.7
Cash and total corporate investments	$777.4	$793.2	$936.4	$936.8	$874.6
Total assets	$6,833.7	$6,440.8	$6,467.5	$6,321.0	$6,127.3
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$1,955.3	$1,911.7	$1,785.5	$1,777.0	$1,773.7
Return on stockholders’ equity	42%	40%	36%	35%	34%

(1)

In fiscal 2017, we early-adopted new accounting guidance related to employee stock-based compensation payments.  As a result, a discrete tax benefit was recognized upon exercise or lapse of stock-based awards.  This increased diluted earnings per share by approximately $0.05 per share.

(2)

In fiscal 2016,  a net tax benefit was recorded for income derived in prior tax years from customer-facing software we produced.  This increased full-year diluted earnings per share by approximately $0.06 per share.

(3)

During fiscal 2016, we adopted new accounting guidance related to the presentation of deferred taxes within the Consolidated Balance Sheets.  As a result, a reclassification of prior year deferred tax amounts was made to conform to the May 31, 2016 presentation of deferred taxes within the Consolidated Balance Sheets.  In the table above, a similar reclassification was made, which impacted total assets.

(4)

With the introduction of a new health care offering within the PEO during the fiscal year ended May 31, 2014, the Company began to recognize certain PEO direct costs as operating expenses rather than as a reduction in service revenue.  In the table above, this impacted service revenue and total revenue, but had no impact on operating income.

(5)

In fiscal year ended May 31, 2013, the Company increased its tax provision related to the settlement of a state income tax matter.  This reduced diluted earnings per share by approximately $0.04 per share.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2017 (“fiscal 2017” or the “fiscal year”), May 31, 2016 (“fiscal 2016”), and May 31, 2015 (“fiscal 2015”), and our financial condition as of May 31, 2017. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

We support small-business companies through our core payroll, utilizing our proprietary, robust, software-as-a-service (“SaaS”) Paychex Flex® platform, and our SurePayroll® SaaS-based products.  Mid-market companies typically have more sophisticated payroll and benefits needs, and are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions through the Paychex Flex platform, or through our legacy platform.   Our SaaS solution through Paychex Flex Enterprise integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions.

We offer a suite of complementary Human Resource Services (“HRS”) products including:

•

comprehensive HR outsourcing through Paychex HR Services, under which we offer Paychex HR Solutions, our administrative services organization (“ASO”), and Paychex PEO, our professional employer organization (“PEO”);

•	retirement services administration;
•	insurance services;
•	HR administration services, including time and attendance, benefit enrollment, recruiting, and onboarding; and
•	other HR services and products.

Our wholly owned subsidiary, Paychex Advance LLC (“Paychex Advance”), provides a portfolio of services to the temporary staffing industry.  This includes the purchasing of accounts receivable as a means of providing payroll funding to these clients.

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

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

Our financial results for fiscal 2017 reflected another year of solid growth.  Payroll service revenue continued to experience steady growth of 3% for fiscal 2017 as compared with fiscal 2016, primarily driven by growth in revenue per check, which improved as a result of our price increases, net of discounts.  As of May 31, 2017, we served approximately 605,000 payroll clients, consistent with a year ago.  Fiscal 2017 new sales were challenged by comparison to a strong fiscal 2016, which benefited from higher demand as a result of the Affordable Care Act (“ACA”).  Client retention was approximately 81% of our beginning client base for the fiscal year, down slightly from prior years’ near-record-high levels.

Interest rates available on high-quality financial instruments remain low, but are gradually beginning to increase. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.2% for fiscal 2017, compared to 1.1% for fiscal 2016 and 1.0% for fiscal 2015.  The United States (“U.S.”) Federal Reserve raised the Federal Funds rate by a total of 50 basis points during fiscal 2017 to a range of 0.75% to 1.0% as of May 31, 2017.  Subsequent to the end of fiscal 2017, the Federal Funds rate was raised an additional 25 basis points to a range of 1.0% to 1.25%.  The Federal Funds rate was in the range of 0.25% to 0.50% as of May 31, 2016.

Highlights of our financial results for fiscal 2017, compared to fiscal 2016, are as follows:

•	Total revenue increased 7% to $3.2 billion.
•	Total service revenue increased 7% to $3.1 billion.
o	Payroll service revenue increased 3% to $1.8 billion.
o	HRS revenue increased 12% to $1.3 billion.
•	Interest on funds held for clients increased 10% to $50.6 million.
•	Operating income increased 8% to $1.2 billion.
•	Net income and diluted earnings per share each increased 8% to $817.3 million and $2.25 per share, respectively.
•	Adjusted net income(1) increased 9% to $799.0 million and adjusted diluted earnings per share(1) increased 8% to $2.20 per share.
•	Dividends of $662.3 million were paid to stockholders, representing 81% of net income.
(1)

Adjusted net income and adjusted diluted earnings per share are not U.S. Generally Accepted Accounting Principle (“GAAP”) measures.  Please refer to the “Non-GAAP Financial Measures” section on page 21 for a discussion of these non-GAAP measures.

Business Outlook

Our payroll client base totaled approximately 605,000 clients as of both May 31, 2017 and May 31, 2016, and approximately 590,000 clients as of May 31, 2015. Our payroll client base growth was relatively flat for fiscal 2017 and increased approximately 2% for each of the fiscal years 2016 and 2015.

While HRS provides services to employers and employees beyond payroll, they effectively leverage payroll processing data and, therefore, are beneficial to our operating margin.  Our HR administration services are included as part of the integrated HCM solution within Paychex Flex.  The following table illustrates the growth in selected HRS service offerings:

	Balance as of	Growth rates for fiscal year
	May 31, 2017	2017	2016	2015
Paychex HR Services client worksite employees	1,021,000	8%	10%	12%
Paychex HR Services clients	37,000	7%	10%	11%
Health and benefits services applicants	162,000	8%	6%	6%
Retirement services plans	78,000	5%	7%	6%

In fiscal 2017, we continued to focus on enhancing the value to clients of our Paychex Flex platform. Enhancements to our Paychex Flex platform made in fiscal 2017 included:

•	Mobile-first design, which allows employers and employees full functionality of all application components, regardless of device or screen size;
•	The addition of Paychex FlexTM Time Essentials, the TrueShiftTM time clock, and a new advanced scheduling feature within our Paychex FlexTM Time module; and

•	Function-focused analytics in context throughout the platform. The enhanced data analytics tool and reports assist HR leaders with making more informed business decisions.

We believe our leading-edge technology, along with our personalized, flexible service, will help our clients stay more connected to their employees and their businesses.  Our continued investment in our Paychex Flex platform during fiscal 2017 demonstrates that we are committed to providing industry-leading solutions to our clients and their employees.

Our full-service Paychex Employer Shared Responsibility (“ESR”) services continued to show growth in fiscal 2017. The ACA sets forth specific coverage and reporting requirements that employers must meet.  Paychex ESR services help clients navigate the complexities of those requirements, avoid steep fines and penalties, and reduce ACA-related administrative work. During fiscal 2017 we enhanced our full-service ESR product, offering an all-new online dashboard for ease of predictive employer workforce analysis and risk monitoring, as well as year-end reporting.

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

Financial position and liquidity

Our financial position as of May 31, 2017 remained strong with cash and total corporate investments of $777.4 million and no debt. Our investment strategy continues to focus on protecting principal and optimizing liquidity. Yields on high quality financial instruments remain low, although gradually beginning to increase, negatively impacting our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds –  including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During fiscal 2017, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We believe that our investments as of May 31, 2017 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is our ongoing operations. Cash flows from operations were $960.4 million for fiscal 2017.  Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities.  Our positive operating cash flows for fiscal 2017 allowed us to support our business growth and to pay substantial dividends to our stockholders. In July 2016, we announced an increase in our quarterly dividend of 10%, or $0.04 per share.  In July 2017, we subsequently announced an additional $0.04 per share, or 9%, increase in our quarterly dividend.  Dividends paid to stockholders were 81% of net income for fiscal 2017. It is anticipated that cash and total corporate investments as of May 31, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for fiscal years 2017,  2016, and 2015, and our financial position as of May 31, 2017, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Outlook

Our outlook for the fiscal year ending May 31, 2018 (“fiscal 2018”) is based upon current market, economic, and interest rate conditions continuing with no significant changes.  Our guidance for fiscal 2018 is as follows:

•	Payroll service revenue is anticipated to increase in the range of 1% to 2%;
•	HRS Revenue is anticipated to increase in the range of 8% to 10%;
•	Interest on funds held for clients is expected to reflect growth in the mid- to upper-teens;
•	Total revenue is expected to grow approximately 5%;
•	Operating income, as a percent of total revenue, is expected to approximate 40%;

•	Investment income, net is expected to be in the range of $9.0 million to $11.0 million;
•	The effective income tax rate for fiscal 2018 is expected to be in the range of 35.5% to 36.0%;
•	Net income is expected to increase approximately 5% and adjusted net income(1) is anticipated to increase approximately 7%; and
•	Diluted earnings per share is expected to increase in the range of 5% to 6% and adjusted diluted earnings per share(1) is expected to increase in the range of 7% to 8%.
(1)

Adjusted net income and adjusted diluted earnings per share are not U.S. GAAP measures.  Please refer to the “Non-GAAP Financial Measures” section on page 21 for a discussion of these non-GAAP measures.   The difference between our guidance for the GAAP measures of net income and diluted earnings per share and the related non-GAAP measures of adjusted net income and adjusted diluted earnings per share is limited to the net tax benefit recognized in fiscal 2017 related to employee stock-based compensation payments.  We have not incorporated any assumptions regarding such a discrete tax benefit in our fiscal 2018 projections, as factors impacting the amount are subject to uncertainty.  Uncertainty primarily relates to employee decisions regarding exercise of stock-based awards and the market price of our common stock at that time.

The average rate of return on our combined funds held for clients and corporate investment portfolios is expected to be approximately 1.4% for fiscal 2018, reflecting increases to the Federal Funds rate through the most recent change in June 2017. As of May 31, 2017, the long-term investment portfolio had an average yield-to-maturity of 1.7% and an average duration of 3.2 years.

Purchases of property and equipment for fiscal 2018 are expected to be in the range of $180.0 million to $190.0 million. This includes anticipated non-recurring expenditures for the purchase of currently leased space.  In addition, this includes costs for internally developed software as we continue to invest in our service supporting technology. Fiscal 2018 depreciation expense is projected to be in the range of $110.0 million to $120.0 million, and we project amortization of intangible assets for fiscal 2018 to be in the range of $15.0 million to $20.0 million.

Our guidance for fiscal 2018 is subject to factors and uncertainties, including the risk factors described in Item 1A, “Risk Factors,” which could cause our actual results to differ materially from our guidance.  Our guidance reflects our current expectations and are not guarantees of future performance.  Please see our “Cautionary Note Regarding Forward-Looking Statements” on page 1 for further information regarding our forward-looking statements.

Results of Operations

Summary of Results of Operations for the Fiscal Years Ended May 31:

In millions, except per share amounts	2017	Change	2016	Change	2015
Revenue:
Payroll service revenue	$1,779.3	3%	$1,729.9	4%	$1,656.8
HRS revenue	1,321.4	12%	1,175.9	13%	1,040.7
Total service revenue	3,100.7	7%	2,905.8	8%	2,697.5
Interest on funds held for clients	50.6	10%	46.1	9%	42.1
Total revenue	3,151.3	7%	2,951.9	8%	2,739.6
Combined operating and SG&A expenses	1,911.7	6%	1,805.3	7%	1,686.0
Operating income	1,239.6	8%	1,146.6	9%	1,053.6
Investment income, net	5.2	13%	4.5	(28)%	6.4
Income before income taxes	1,244.8	8%	1,151.1	9%	1,060.0
Income taxes	427.5	8%	394.3	2%	385.1
Effective income tax rate	34.3%		34.3%		36.3%
Net income	$817.3	8%	$756.8	12%	$674.9
Diluted earnings per share	$2.25	8%	$2.09	13%	$1.85

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2017, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2017	2016	2015
Average investment balances:
Funds held for clients	$4,066.3	$4,105.5	$4,080.0
Corporate investments	906.7	922.6	1,011.5
Total	$4,973.0	$5,028.1	$5,091.5

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.2%	1.1%	1.0%
Corporate investments	1.1%	0.9%	0.7%
Combined funds held for clients and corporate investments	1.2%	1.1%	1.0%

Total net realized gains	$0.1	$0.1	$0.3

$ in millions
As of May 31,	2017	2016	2015
Net unrealized gains on available-for-sale securities(1)	$32.0	$47.6	$13.6
Federal Funds rate(2)	1.00%	0.50%	0.25%
Total fair value of available-for-sale securities	$4,613.2	$4,141.9	$3,595.6
Weighted-average duration of available-for-sale securities in years(3)	3.2	3.1	3.2
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.7%	1.7%	1.6%

(1)	The net unrealized gain on our investment portfolios was approximately $27.2 million as of July 19, 2017.
(2)

The Federal Funds rate was in the range of 0.75% to 1.0% as of May 31, 2017, in the range of  0.25% to 0.50% as of May 31, 2016, and in the range of zero to 0.25% as of May 31, 2015.  On June 15, 2017, the Federal Funds rate was raised an additional 25 basis points to a range of 1.0% to 1.25%.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:  Payroll service revenue was $1.8 billion for fiscal 2017 and $1.7 billion for fiscal 2016, reflecting growth of 3% and 4%, respectively, compared to each of the prior fiscal year periods.  Both fiscal 2017 and fiscal 2016 benefited from increases in revenue per check.   Revenue per check improved as a result of price increases, net of discounts.  In addition, fiscal 2016 benefited from growth in our client base and two additional processing days during the year.  The acquisition of Advance Partners in December 2015 contributed approximately 1% and 0.5% to the growth in payroll service revenue for fiscal 2017 and fiscal 2016, respectively.

As of May 31, 2017, we served approximately 605,000 payroll clients, consistent with levels one year ago.  For fiscal 2016 and fiscal 2015, our total payroll client base growth was approximately 2%.  The flat growth for fiscal 2017 was impacted by a challenging comparison for new sales to a strong fiscal 2016, which benefited from the implementation of the ACA.  In addition, we experienced a slight increase in client attrition for fiscal 2017 as compared to the prior year.  Client retention was approximately 81% of the beginning of the year client base for fiscal 2017, compared to approximately 82% for both fiscal 2016 and fiscal 2015.

Human Resource Services revenue:  HRS revenue was $1.3 billion for fiscal 2017 and $1.2 billion for fiscal 2016, reflecting growth of 12%  and 13%, respectively, compared to each of the prior fiscal year periods.

For both fiscal 2017 and fiscal 2016, HRS revenue growth was primarily driven by increases in client base across all major HCM services, including: comprehensive outsourcing services, retirement services, time and attendance, and HR administration.  HRS product key statistics are as follows:

$ in billions
As of May 31,	2017	Change	2016	Change	2015
Paychex HR Services client worksite employees	1,021,000	8%	944,000	10%	858,000
Paychex HR Services clients	37,000	7%	35,000	10%	31,000
Health and benefits services applicants	162,000	8%	150,000	6%	142,000
Retirement services plans	78,000	5%	74,000	7%	70,000
Asset value of retirement services participants’ funds	$27.4	16%	$23.6	—%	$23.5

We continue to experience strong demand for our Paychex HR Services, our largest HRS revenue stream, as evidenced by the continued strong growth in client worksite employees for both our ASO and PEO.

Retirement services revenue growth for fiscal 2017 benefited from an increase in asset fee revenue earned on the asset value of participant funds.  Growth for fiscal 2016 was tempered by a lower average asset value of participants’ funds, offset somewhat by higher basis points earned from external fund managers.

Insurance services revenue growth for both fiscal 2017 and 2016 benefited from growth of our full-service ACA product and growth in the number of applicants.  In addition, higher average premiums in our workers’ compensation product positively impacted revenue for both fiscal years.

Advance Partners contributed approximately 1% to the growth in HRS revenue for both fiscal 2017 and fiscal 2016.

Total service revenue:  Total service revenue increased 7% for fiscal 2017 and 8% for fiscal 2016, attributable to the factors previously discussed.

Interest on funds held for clients:  Interest on funds held for clients increased 10% for fiscal 2017 and 9% for fiscal 2016 to $50.6 million and $46.1 million, respectively.  For fiscal 2017, the increase was primarily due to higher average interest rates earned.  For fiscal 2016, the increase was attributed to higher average interest rates earned as well as slightly higher average investment balances.

Average investment balances for funds held for clients decreased approximately 1% for fiscal 2017 primarily due to the impacts of timing of certain remittances due to taxing authorities and client mix.  Average investment balances increased approximately 1% for fiscal 2016 driven mainly by client base growth and wage inflation, partially offset by lower state unemployment insurance rates.

Refer to the “Market Risk Factors” section contained in Item 7A of this Form 10-K for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and SG&A expenses for fiscal years:

In millions	2017	Change	2016	Change	2015
Compensation-related expenses	$1,188.5	4%	$1,148.2	6%	$1,087.1
Depreciation and amortization	126.9	10%	115.1	8%	106.6
PEO insurance costs	142.2	17%	122.0	27%	96.2
Other expenses	454.1	8%	420.0	6%	396.1
Total expenses	$1,911.7	6%	$1,805.3	7%	$1,686.0

Total expenses increased 6% for fiscal 2017 and 7% for fiscal 2016. The increases in total expenses were driven largely by growth in compensation-related expenses.  For fiscal 2017, compensation-related expenses increased due to higher headcount in operations, partially offset by lower variable selling costs.  For fiscal 2016, compensation-related expenses increased due to higher wages and performance-based compensation costs.  As of May 31, 2017, we had approximately 13,700 employees, compared with 13,500 employees as of May 31, 2016.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.  The higher growth rate for depreciation and amortization for fiscal 2017 was primarily driven by higher depreciation related to an increase in internally developed software that was placed in service over the past two years.

Expense growth for fiscal 2017 and fiscal 2016 was impacted by continued growth in our PEO.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Continued investment in product development and supporting technology impacted other expense growth for both fiscal 2017 and fiscal 2016.    Advance Partners contributed approximately 1% to the growth in total expenses for fiscal 2017 and less than 1% to the growth for fiscal 2016.

Operating income:  Operating income increased 8% for fiscal 2017 to $1.2 billion and 9% for fiscal 2016 to $1.1 billion. The fluctuations in operating income were attributable to the factors previously discussed.    Operating income, as a percent of total revenue, was 39.3%,  38.8%, and 38.5% for the fiscal years 2017, 2016, and 2015, respectively.

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, increased 13% for fiscal 2017 primarily due to higher average interest rates earned, partially offset by a 2% decrease in average investment balances.  Investment income, net, decreased 28% for fiscal 2016 as the result of immaterial losses on equity method investments and a 9% decrease in average investment balances, partially offset by higher average interest rates earned.  The decrease in average investment balances for fiscal 2016 was primarily the result of cash consideration paid for the acquisition of Advance Partners in December 2015 and stock repurchase activity.    This lower starting balance for fiscal 2017, along with additional stock repurchases and higher dividend payments made during the fiscal year, contributed to the decline for fiscal 2017.

Income taxes:  Our effective income tax rate was 34.3% for both fiscal 2017 and fiscal 2016 and was 36.3% for fiscal 2015. The effective income tax rates  were impacted by discrete tax items recognized during fiscal 2017 and fiscal 2016. Effective June 1, 2016, we early-adopted new accounting guidance related to employee stock-based compensation payments which resulted in discrete tax benefits recognized in income tax expense.  This discrete tax benefit impacted diluted earnings per share by approximately $0.05 per share for fiscal 2017.  During fiscal 2016, we recognized a net tax benefit on income derived in prior tax years related to customer-facing software that we produced.  During the first quarter of fiscal 2016, we engaged tax specialists to assess the qualification of such software for the Federal “Qualified Production Activities Deduction.”  Based on this assessment, we concluded that certain of our software offerings qualified for this tax deduction in prior tax years and, therefore, we recorded the tax benefits and related tax reserves as a discrete tax item in fiscal 2016, which increased diluted earnings per share by approximately $0.06.  Additional discrete tax items recognized during each respective period are insignificant.  Refer to Note J of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share:  Net income and diluted earnings per share both increased 8% to $817.3 million and $2.25 per share, respectively, for fiscal 2017.  For fiscal 2016, net income increased 12% to $756.8 million and diluted earnings per share increased 13% to $2.09 per share. These fluctuations were attributable to the factors previously discussed. Adjusted net income increased 9% to $799.0 million for fiscal 2017 and increased 9% to $735.7 million for fiscal 2016.  Adjusted diluted earnings per share was $2.20 per share for fiscal 2017 and $2.03 per share for fiscal 2016, reflecting increases of 8% and 10%, respectively.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted net income and adjusted diluted earnings per share are summarized as follows:

$ in millions	2017	Change	2016	Change	2015
Net income (GAAP)	$817.3	8%	$756.8	12%	$674.9
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	(18.3)		—		—
Net tax benefit on income derived from prior tax years for customer-facing software	—		(21.1)		—
Total non-GAAP adjustments	(18.3)		(21.1)		—
Adjusted net income (non-GAAP)	$799.0	9%	$735.7	9%	$674.9

Diluted earnings per share (GAAP)	$2.25	8%	$2.09	13%	$1.85
Non-GAAP adjustments:
Excess tax benefit related to employee stock compensation	(0.05)		—		—
Net tax benefit on income derived from prior tax years for customer-facing software	—		(0.06)		—
Total non-GAAP adjustments	(0.05)		(0.06)		—
Adjusted diluted earnings per share (non-GAAP)	$2.20	8%	$2.03	10%	$1.85

In addition to reporting net income and diluted earnings per share, U.S. GAAP measures, we present adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted net income and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted net income and adjusted diluted earnings per share both exclude the additional tax benefit or shortfall related to employee stock-based compensation payments recognized in income taxes.  This arose from early-adoption in June 2016 of new accounting guidance, but will be a recurring item going forward.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is in the control of management.  Also excluded is a net tax benefit that was recorded in fiscal 2016 for income derived in prior tax years related to customer-facing software that we produced.  This was an unusual event that is not expected to recur.  We believe presenting net income and diluted earnings per share excluding these particular discrete tax items allows a better understanding of core business performance.  Adjusted net income and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the SEC.  As such, they should not be considered as a substitute for the GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with, the GAAP measures.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2017 remained strong with cash and total corporate investments of $777.4 million and no debt. We believe that our investments as of May 31, 2017 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, business acquisitions, share repurchases, and dividend payments for the foreseeable future.

Short-Term Financing

Lines of credit:  As of May 31, 2017, we had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

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

The primary uses of these lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of our clients in the ordinary course of business, if necessary. No amounts were outstanding under these lines of credit during fiscal 2017 or as of May 31, 2017.

Certain of the financial institutions are also parties to our credit facilities and irrevocable standby letters of credit, which are discussed below.

Letters of credit:  As of  May 31, 2017, we had irrevocable standby letters of credit available totaling $47.3 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2017 and May 2018, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2017 or as of May 31, 2017.  The letter of credit expiring in July 2017 was subsequently renewed through July 2018.

Credit facilities:  On August 5, 2015, we entered into a committed, unsecured, five-year syndicated credit facility, expiring on August 5, 2020 with JP Morgan Chase Bank, N.A. as the administrative agent.  Under the credit facility, Paychex of New York LLC (the “Borrower”) may, subject to certain restrictions, borrow up to $1 billion to meet short-term funding requirements.  The obligations under this facility have been guaranteed by us and certain of our subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to the Borrower.  Upon expiration of the commitment in August 2020, any borrowings outstanding will mature and be payable on such date.

During fiscal 2017 and fiscal 2016, we borrowed against this credit facility as follows:

	Year ended May 31,
$ in millions	2017	2016
Number of days borrowed	30	5
Maximum amount borrowed	$450.0	$450.0
Weighted-average amount borrowed	$196.7	$305.0
Weighted-average interest rate	2.89%	3.39%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during fiscal 2017, we borrowed $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.  There were no amounts outstanding under this credit facility as of May 31, 2017.   Subsequent to May 31, 2017, we borrowed four times, on an overnight basis, $335.0 million on a weighted-average basis under this line.

In March 2016,  we entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019.   Under this credit facility, Paychex Advance may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and for general corporate purposes.  The obligations under this facility have been guaranteed by us and certain of our subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

There were no borrowings under this credit facility during fiscal 2016 or as of May 31, 2016.  There were no amounts outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during fiscal 2017 are as follows:

Year ended May 31,
$ in millions	2017
Number of days borrowed	353
Maximum amount borrowed	$55.6
Weighted-average amount borrowed	$52.8
Weighted-average interest rate	1.21%

Subsequent to May 31, 2017, Paychex Advance borrowed approximately $55.0 million under this line, which remains outstanding as of the date of this report.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements.  We were in compliance with these covenants as of May 31, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2017. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2017:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years
Operating leases(1)	$106.3	$36.1	$46.6	$19.3	$4.3
Purchase obligations(2)	127.4	78.8	44.4	4.2	—
Total	$233.7	$114.9	$91.0	$23.5	$4.3

(1)	Operating leases are primarily for office space and equipment used in our branch operations.
(2)

Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $7.4 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $39.2 million as of May 31, 2017. Refer to Note J of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.

Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $73.8 million as of May 31, 2017 are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.  In addition, during fiscal 2017 we entered into a limited partnership agreement to contribute a maximum amount of $10.0 million to a venture capital fund in the financial technology sector, of which approximately $1.8M has been contributed as of May 31, 2017.  The timing of future contributions to be made to the venture capital fund cannot be specifically or reasonably determined and thus have been excluded from the table above.

Advantage Payroll Services Inc. (“Advantage”) has license agreements with independently owned associate offices (“Associates”), which are responsible for selling and marketing Advantage Payroll Services® and performing certain operational functions, while Paychex and Advantage provide all centralized back-office payroll processing and payroll tax administration services. Under these arrangements, Advantage pays the Associates commissions based on processing activity for the related clients. When we acquired Advantage, there were fifteen Associates. Over the past few years, arrangements with some Associates have been discontinued, and there are currently five Associates. Since the actual amounts of future payments are uncertain, obligations under these arrangements are not included in the table above. Commission expense for the Associates for fiscal years 2017,  2016, and 2015 was $16.4 million,  $16.1 million, and $15.1 million, respectively.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of May 31, 2017.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2017	2016	2015
Net income	$817.3	$756.8	$674.9
Non-cash adjustments to net income	257.0	234.9	211.4
Cash (used in)/provided by changes in operating assets and liabilities	(113.9)	26.5	8.9
Net cash provided by operating activities	$960.4	$1,018.2	$895.2

The decrease in our operating cash flows for fiscal 2017 compared to fiscal 2016 is primarily the result of cash outflows from fluctuations in our operating assets and liabilities, partially offset by higher net income and adjustments for non-cash items.  The increase in operating cash flows for fiscal 2016 compared to fiscal 2015 is primarily the result of higher net income, adjusted for non-cash items, and the increase in cash provided by fluctuations in our operating assets and liabilities.  The increase in non-cash adjustments for fiscal 2017 and for fiscal 2016 was largely due to higher depreciation expense related to an increase in internally developed software placed in service over the last two years.  In addition, for fiscal 2016 the increase was impacted by an increase in the deferred tax provision.  The fluctuations in our operating assets and liabilities between all periods were primarily related to the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.  In addition, the larger outflows in fiscal 2017 were impacted by higher accounts receivable balances related to growth in our payroll funding business for temporary staffing agency clients.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2017	2016	2015
Net change in funds held for clients and corporate investments	$(321.7)	$339.7	$(151.8)
Purchases of property and equipment	(94.3)	(97.7)	(102.8)
Acquisition of businesses, net of cash acquired	—	(296.1)	(27.1)
Purchases of other assets	(8.6)	(9.0)	(3.3)
Net cash used in investing activities	$(424.6)	$(63.1)	$(285.0)

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Fluctuations in the net change in funds held for clients and corporate investments are largely due to timing within the client funds portfolio.  Specific timing impacting cash flows for fiscal years 2017, 2016, and 2015 are discussed further in the financing cash flows discussion of net changes in client fund obligations.  Fiscal 2017 had greater purchases of short-term or available-for-sale investments of client collections than sales of investments to fund client fund remittances, whereas fiscal 2016 reflected more sales of investments than purchases.  For fiscal 2016, the client fund timing impacts reflected in the net change in funds held for clients and corporate investments were somewhat offset by a change in mix of investments when compared to fiscal 2015.  Fiscal 2016 had more funds invested in VRDN securities and less in cash equivalents.

In general, fluctuations in the net change in funds held for clients and corporate investments primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.  Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section contained in Item 7A of this Form 10-K.

Other investing activities:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2017,  2016, and 2015, we purchased approximately $0.6 million, $4.9 million, and $6.9 million, respectively, of data processing equipment and software from EMC Corporation. The former Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board of Directors (the “Board”).

There were no acquisitions completed during fiscal 2017.  During fiscal 2016, we paid, net of cash acquired,  $296.1 million for the acquisition of Advance Partners, and during fiscal year 2015, we paid, net of cash acquired, $27.1 million for an immaterial business acquisition.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2017	2016	2015
Net change in client fund obligations	$317.3	$(304.8)	$93.0
Dividends paid	(662.3)	(606.5)	(551.8)
Repurchases of common shares	(166.2)	(107.9)	(182.4)
Activity related to equity-based plans	28.5	25.6	48.5
Net cash used in financing activities	$(482.7)	$(993.6)	$(592.7)
Cash dividends per common share	$1.84	$1.68	$1.52

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

Client fund obligation balances are significantly impacted by the timing of the period end.  Fluctuations in the net change in client fund obligations for the years presented are primarily the result of timing of collections and remittances and overall trends in client fund balances.   May 31, 2017 fell on a Wednesday compared to May 31, 2016 which was a Tuesday.  Payroll tax funds continued to be collected on Wednesday, May 31, 2017, yet the federal semi-weekly tax payment was delayed until Thursday, June 1, 2017 due to the Memorial Day holiday weekend.  As such, a higher client fund obligation existed on May 31, 2017 than May 31, 2016.  The timing of the Memorial Day holiday in May 2016 prompted many clients to remit their payrolls before the holiday weekend, resulting in lower direct deposit funds as of May 31, 2016.

Timing for fiscal 2016 resulted in a net cash outflow position.   May 31, 2016 was a Tuesday, a larger cash outflow day due to clearing of Readychex and tax payments.  May 31, 2015 was a Sunday and Fridays are typically higher cash collection days.  This timing left higher cash on hand at May 31, 2015 compared to May 31, 2016.  As a result, there was a net cash outflow over the period in fiscal 2016 as compared to fiscal 2015.

Dividends paid:  In July 2016,  our Board increased our quarterly dividend to stockholders by 10% to $0.46 per share from $0.42 per share.  In July 2015,  our Board increased our quarterly dividend to stockholders by 11% to $0.42 per share from $0.38 per share. The dividends paid as a percentage of net income totaled 81%, 80%, and 82% for fiscal years 2017,  2016, and 2015, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.

Repurchases of common shares:   In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, authorized through May 31, 2019 (the “July 2016 Program”).  In addition, under a previous plan initiated in May 2014 that expired May 31, 2017 (the “May 2014 Program”), we were also authorized to repurchase up to $350.0 million of our common stock.  The purpose of both programs is to manage common stock dilution.  During fiscal 2017, we repurchased 2.9 million shares for a total of $166.2 million.  $59.7 million of the total purchased was under our May 2014 Program and $106.5 million was under our July 2016 Program.  During fiscal 2016, we repurchased 2.2 million shares for a total of $107.9 million and 3.9 million shares for a total of $182.4 million, respectively, all under the May 2014 Plan.  Shares repurchased were retired.  As of May 31, 2017, all amounts authorized under the May 2014 Program have been purchased.

Activity related to equity-based plans:  The increase in activity related to stock-based awards for fiscal 2017 compared to fiscal 2016 and the decrease for fiscal 2016 compared to fiscal 2015 was largely driven by changes in proceeds received from the exercise of stock options. Shares of common stock issued through the exercise of stock options were 1.4 million shares, 0.9 million shares, and 1.6 million shares for fiscal years 2017,  2016, and 2015, respectively.  During fiscal 2017, the increase in proceeds was partially offset by the prospective change in classification of excess tax benefits related to employee stock-based compensation, which is now reflected in operating activities.  Refer to Note E of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on our stock-based compensation plans.

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

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which include wages, taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where we retain risk are classified as operating expenses rather than as a reduction in service revenue.

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

 PEO insurance reserves:  As part of the PEO service, we offer workers’ compensation insurance and health insurance to client companies for the benefit of client employees.  Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation insurance policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers' compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

With respect to our PEO health insurance, we offer various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium insurance arrangement, our health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with our service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.

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

Goodwill and other intangible assets:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit.  We perform our annual impairment testing in our fiscal fourth quarter.  For fiscal 2017, it was determined that we had three reporting units.  A qualitative analysis was performed for our Paychex Advance reporting unit.  The assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors.  For all other defined reporting units, a quantitative analysis was performed to determine if it more-likely-than-not that the fair value of the reporting unit had declined below its carrying value.  Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal years 2017,  2016, or 2015. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

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

We early-adopted new guidance related to employee stock-based compensation costs effective June 1, 2016.  Refer to Note A to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information.

Refer to Note E of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our stock-based compensation plans.

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. With the early-adoption of Accounting Standards Update No. 2016-09, at the time of the exercise of non-qualified stock options or vesting of stock awards, we recognize any excess tax benefit within income taxes in the Consolidated Statements of Income and Comprehensive Income.  Previously,  we accounted for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital in the Consolidated Balance Sheets.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk:    Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds –  including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During fiscal 2017, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2017, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.2%,  compared to 1.1% and 1.0% for fiscal years 2016 and 2015, respectively. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2017 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$308.8	$309.3
Due after one year through three years	762.1	768.2
Due after three years through five years	1,067.0	1,086.2
Due after five years	2,443.3	2,449.5
Total	$4,581.2	$4,613.2

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

After almost seven years of no movement in the Federal Funds rate, the Federal Reserve has raised the rate by 25 basis points three times since December 2015.  As of May 31, 2017, the Federal Funds rate was in the range of in the range of 0.75% to 1.0% as compared to in the range of 0.25% to 0.50% as of May 31, 2016, and in the range of zero to 0.25% as of May 31, 2015.  On June 15, 2017, the Federal Funds rate was raised a fourth time to a range of 1.0% to 1.25%.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $3.0 million to $4.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $5.0 billion for fiscal 2017. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 60% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $32.0 million as of May 31, 2017, compared with a net unrealized gain of $47.6 million as of May 31, 2016.   Refer to Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2017, the net unrealized gain or loss on our investment portfolios ranged from an unrealized loss of $30.5 million to an unrealized gain of $69.5 million. During fiscal 2016, the net unrealized gain on our investment portfolios ranged from an unrealized gain of $3.7 million to $72.2 million. The net unrealized gain on our investment portfolios was approximately $27.2 as of July 19, 2017.

As of May 31, 2017 and 2016, we had $4.6 billion and $4.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.7% both as of May 31, 2017 and 2016, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of May 31, 2017, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2017 were not other-than-temporarily impaired. While $607.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $5.8 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of these securities in an unrealized loss position as of May 31, 2017 and 2016 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure in connection with our purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry.  This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off.  No single client is material in respect to total accounts receivable, service revenue, or results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2017.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of May 31, 2017, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paychex, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Paychex, Inc. and its subsidiaries at May 31, 2017 and May 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment award transactions in fiscal year 2017.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

July 21, 2017

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2017	2016	2015
Revenue:
Service revenue	$3,100.7	$2,905.8	$2,697.5
Interest on funds held for clients	50.6	46.1	42.1
Total revenue	3,151.3	2,951.9	2,739.6
Expenses:
Operating expenses	919.6	857.1	808.0
Selling, general and administrative expenses	992.1	948.2	878.0
Total expenses	1,911.7	1,805.3	1,686.0
Operating income	1,239.6	1,146.6	1,053.6
Investment income, net	5.2	4.5	6.4
Income before income taxes	1,244.8	1,151.1	1,060.0
Income taxes	427.5	394.3	385.1
Net income	$817.3	$756.8	$674.9

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(9.2)	21.7	(14.0)
Total other comprehensive (loss)/income, net of tax	(9.2)	21.7	(14.0)
Comprehensive income	$808.1	$778.5	$660.9

Basic earnings per share	$2.27	$2.10	$1.86
Diluted earnings per share	$2.25	$2.09	$1.85
Weighted-average common shares outstanding	359.8	360.7	362.9
Weighted-average common shares outstanding, assuming dilution	362.6	362.5	364.6
Cash dividends per common share	$1.84	$1.68	$1.52

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amount

As of May 31,	2017	2016
Assets
Cash and cash equivalents	$184.6	$131.5
Corporate investments	138.8	220.6
Interest receivable	35.9	36.1
Accounts receivable, net of allowance for doubtful accounts	507.5	408.6
Prepaid income taxes	45.0	10.5
Prepaid expenses and other current assets	58.3	58.8
Current assets before funds held for clients	970.1	866.1
Funds held for clients	4,301.9	3,997.5
Total current assets	5,272.0	4,863.6
Long-term corporate investments	454.0	441.1
Property and equipment, net of accumulated depreciation	337.2	353.0
Intangible assets, net of accumulated amortization	57.6	69.5
Goodwill	657.1	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	30.9	31.6
Total assets	$6,833.7	$6,440.8
Liabilities
Accounts payable	$57.2	$56.7
Accrued compensation and related items	280.5	247.8
Deferred revenue	22.9	26.3
Other current liabilities	91.9	79.8
Current liabilities before client fund obligations	452.5	410.6
Client fund obligations	4,272.6	3,955.3
Total current liabilities	4,725.1	4,365.9
Accrued income taxes	45.6	72.8
Deferred income taxes	33.9	22.1
Other long-term liabilities	73.8	68.3
Total liabilities	4,878.4	4,529.1
Commitments and contingencies — Note O
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.4 shares as of May 31, 2017 and 360.4 shares as of May 31, 2016, respectively.	3.6	3.6
Additional paid-in capital	1,030.0	952.7
Retained earnings	901.7	926.2
Accumulated other comprehensive income	20.0	29.2
Total stockholders’ equity	1,955.3	1,911.7
Total liabilities and stockholders’ equity	$6,833.7	$6,440.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2014	363.0	$3.6	$794.4	$957.5	$21.5	$1,777.0
Net income				674.9		674.9
Unrealized losses on securities, net of tax					(14.0)	(14.0)
Cash dividends declared				(551.8)		(551.8)
Repurchases of common shares	(3.9)		(7.2)	(175.2)		(182.4)
Stock-based compensation			31.5			31.5
Activity related to equity-based plans	2.1		61.4	(11.1)		50.3
Balance as of May 31, 2015	361.2	3.6	880.1	894.3	7.5	1,785.5
Net income				756.8		756.8
Unrealized gains on securities, net of tax					21.7	21.7
Cash dividends declared				(606.5)		(606.5)
Repurchases of common shares	(2.2)		(4.1)	(103.8)		(107.9)
Stock-based compensation			34.6			34.6
Activity related to equity-based plans	1.4		42.1	(14.6)		27.5
Balance as of May 31, 2016	360.4	3.6	952.7	926.2	29.2	1,911.7
Net income				817.3		817.3
Unrealized losses on securities, net of tax					(9.2)	(9.2)
Cash dividends declared				(662.3)		(662.3)
Repurchases of common shares	(2.9)		(5.4)	(160.8)		(166.2)
Stock-based compensation			35.4			35.4
Activity related to equity-based plans	1.9		47.3	(18.7)		28.6
Balance as of May 31, 2017	359.4	$3.6	$1,030.0	$901.7	$20.0	$1,955.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2017	2016	2015
Operating activities
Net income	$817.3	$756.8	$674.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	126.9	115.1	106.6
Amortization of premiums and discounts on available-for-sale securities	72.5	75.7	76.2
Stock-based compensation costs	35.4	34.6	31.4
Provision/(benefit) for deferred income taxes	17.4	7.1	(4.1)
Provision for allowance for doubtful accounts	4.9	2.5	1.6
Net realized gains on sales of available-for-sale securities	(0.1)	(0.1)	(0.3)
Changes in operating assets and liabilities:
Interest receivable	0.2	1.8	(1.6)
Accounts receivable	(103.7)	(37.5)	(28.2)
Prepaid expenses and other current assets	(34.1)	(5.0)	(8.5)
Accounts payable and other current liabilities	39.1	63.3	51.1
Net change in other long-term assets and liabilities	(15.4)	3.9	(3.9)
Net cash provided by operating activities	960.4	1,018.2	895.2
Investing activities
Purchases of available-for-sale securities	(50,462.3)	(12,572.2)	(34,020.4)
Proceeds from sales and maturities of available-for-sale securities	49,903.0	11,984.3	33,719.5
Net change in funds held for clients’ money market securities and other cash equivalents	237.6	927.6	149.1
Purchases of property and equipment	(94.3)	(97.7)	(102.8)
Acquisition of businesses, net of cash acquired	—	(296.1)	(27.1)
Purchases of other assets	(8.6)	(9.0)	(3.3)
Net cash used in investing activities	(424.6)	(63.1)	(285.0)
Financing activities
Net change in client fund obligations	317.3	(304.8)	93.0
Dividends paid	(662.3)	(606.5)	(551.8)
Repurchases of common shares	(166.2)	(107.9)	(182.4)
Activity related to equity-based plans	28.5	25.6	48.5
Net cash used in financing activities	(482.7)	(993.6)	(592.7)
Increase/(decrease) in cash and cash equivalents	53.1	(38.5)	17.5
Cash and cash equivalents, beginning of fiscal year	131.5	170.0	152.5
Cash and cash equivalents, end of fiscal year	$184.6	$131.5	$170.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business:  Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the years ended May 31, 2017 (“fiscal 2017”), 2016 (“fiscal 2016”), and 2015 (“fiscal 2015”). Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of May 31, 2017 and May 31, 2016.  During fiscal 2017, the Company disposed of equity-method investments for a joint-venture in Brazil and a minority investment in a Canadian entity, neither of which was significant.

Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised primarily of the fees earned on our portfolio of HCM services, which include payroll processing and complementary HR management and administration services. Payroll service revenue is earned primarily from payroll processing, payroll tax administration services, employee payment services, and other ancillary services. Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

Our Human Resource Services (“HRS”) portfolio of services and products provide small- to medium-sized businesses with retirement services administration, insurance services, HR administration services, and other HR services and products. Our comprehensive HR outsourcing service is available through Paychex HR Solutions, an administrative services organization (“ASO”), and Paychex PEO, a professional employer organization (“PEO”). Both options offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR services representative, among other services. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefits costs while providing a benefits package equal to that of larger companies. The PEO differs from the ASO in that Paychex serves as a co-employer of the clients’ employees, offers health care coverage to PEO client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance products. PEO services are sold through the Company’s registered and licensed subsidiary, Paychex Business Solutions, LLC. Paychex HR Essentials is an ASO product that provides support to the Company’s clients over the phone or online to help manage employee-related topics.

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. The Company handles regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, Paychex electronically collects net payroll from the clients’ bank accounts, typically one business day before payday, and provides payment to the employees on payday.  Same day ACH functionality is also available for clients using direct deposit.

The Company earns fees for funding of temporary staffing agencies’ payroll via purchasing of accounts receivable invoices.  The fees are deducted from the funding payment and revenue is recognized over an average collection period of 35 to 45 days.

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

Subsequent Events:  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements.  On July 13, 2017, Paychex announced that its Board of Directors (the “Board”) approved a $0.04 per share increase in the Company’s regular quarterly dividend, an increase of 9%.  The quarterly dividend will go from $0.46 per share to $0.50 per share and is payable on August 24, 2017 to shareholders of record on August 1, 2017.

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $6.0 million as of May 31, 2017 and $4.2 million as of May 31, 2016. Accounts receivable balances, net of allowance for doubtful accounts, include: 1) trade receivables for services provided to clients of $255.0 million as of May 31, 2017 and $221.6 million as of May 31, 2016; and 2) purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry of $252.5 million as of May 31, 2017 and $187.0 million as of May 31, 2016.  Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Funds held for clients and corporate investments:  Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash and cash equivalents such as money market securities. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income in the Consolidated Statements of Income and Comprehensive Income. Realized gains and losses on the sale of available-for-sale securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for client portfolio and corporate investment portfolio are included in interest on funds held for clients and investment income, net, respectively.

Concentrations:  Substantially all of the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities, primarily municipal bond securities, are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities, primarily money market funds, are held by well-capitalized financial institutions.

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

Goodwill and other intangible assets, net of accumulated amortization:  The Company had $657.1 million of goodwill as of both May 31, 2017 and 2016. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit.  We perform our annual impairment testing in our fiscal fourth quarter.  For fiscal 2017, it was determined that the Company has three reporting units.  A qualitative analysis was performed for our Paychex Advance LLC (“Paychex Advance”) reporting unit in fiscal 2017.  The assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors.  For all other defined reporting units in fiscal 2017, a quantitative analysis was performed to determine if it was more-likely-than-not that the fair value of the reporting unit had declined below its carrying value.  During fiscal years 2016 and 2015, a quantitative analysis was performed for our German reporting unit, and for all other reporting units a qualitative analysis was performed.  Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal years 2017, 2016, or 2015. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

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

Revenue recognition:  Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients.  Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Fees earned for funding of payrolls for temporary staffing agency clients via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 45 to 60 days.  The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of the Company's service offerings, it receives advance payments for set-up fees from its clients.  The Company defers revenue associated with these advance payments, recognizing the revenue and related expenses over the expected life of its clients.

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where the Company retains risk are recognized as operating expenses rather than as a reduction in service revenue. Direct pass-through costs billed and incurred recognized as a reduction in service revenue were $5.9 billion, $5.1 billion, and $4.2 billion for fiscal years 2017, 2016, and 2015, respectively.

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

PEO insurance reserves:  As part of the PEO service, the Company offers workers’ compensation insurance and health insurance to client companies for the benefit of client employees. Workers' compensation insurance is provided under a fully insured high deductible workers’ compensation insurance policy with a national insurance carrier. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers' compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

The Company’s maximum individual claims liability was $1.3 million under both its fiscal 2017 and 2016 workers' compensation insurance policies. As of May 31, 2017 and May 31, 2016, the Company had recorded current liabilities of $18.0 million and $13.8 million, respectively, and long-term liabilities of $22.3 million and $18.4 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance costs.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium insurance arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.  The Company's maximum individual claims liability is $0.3 million under both its calendar 2017 and 2016 minimum premium insurance plan policies.  Amounts accrued related to the health insurance reserves are $15.7 million and $9.5 million as of May 31, 2017 and May 31, 2016, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheets.

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

The Company’s policy is to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company records a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. In June 2016, the Company early-adopted new accounting guidance related to employee share-based payments.  Under this new guidance, excess tax benefits or shortfalls related to employee share-based payments are recognized in income taxes on the Consolidated Statements of Income and Comprehensive Income, whereas they previously were recorded as additional paid-in capital on the Consolidated Balance Sheets.  This new accounting guidance was adopted prospectively and decreased the Company’s effective income tax rate by approximately 150 basis points for fiscal 2017.

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions, including interest and net of federal benefits, was $39.2 million as of May 31, 2017 and $54.2 million as of May 31, 2016. Refer to Note J for further discussion of the Company’s reserve for uncertain tax positions.

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

 Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in the recognition of $18.3 million of excess tax benefits within income tax expense in the Consolidated Statements of Income and Comprehensive Income for fiscal 2017, increasing diluted earnings per share by approximately $0.05 per share.  Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.   We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows, therefore there was no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  The Company has elected to continue estimating forfeitures under the current guidance.

The Company also adopted the following ASUs during fiscal 2017, none of which had a material impact on its consolidated financial statements:

•	ASU No. 2015-09, “Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts.”
•	ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”
•	ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”
•	ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”
•	ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.”
•	ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.”

Recently issued accounting pronouncements:  In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  ASU No. 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  This guidance is effective for public companies for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017 and is applicable to the Company’s fiscal year beginning June 1, 2018.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  Amendments in this ASU will be applied prospectively to any award modified on or after the adoption date.  The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its consolidated financial statements.

 In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  The amendments in ASU No. 2017-08 require that the premium on purchased callable debt securities to be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  This guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, and is applicable to the Company’s fiscal year beginning June 1, 2019.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating this guidance but does not anticipate it will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses From the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  ASU No. 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in substance non-financial asset.”  ASU No. 2017-05 is effective at the same time the revenue standard in ASU No. 2014-09, “Revenue From Contracts With Customers (Topic 606)” goes into effect, which is for the Company’s fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance as part of its revenue recognition implementation efforts, but does not anticipate it will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.”  ASU No. 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value.  The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount.   ASU No. 2017-04 is effective for public entities for annual or interim periods in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests after January 1, 2017.  This guidance is applicable to the Company's fiscal year beginning June 1, 2020, and is not anticipated to have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public companies for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. ASU No. 2016-01 is effective for public business entities for annual and interim periods beginning after December 15, 2017, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2018. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, outlines a single comprehensive model for determining revenue recognition for contracts with customers, and supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.”  Entities have the option to apply the new guidance under a full retrospective approach to each prior reporting period presented or a modified retrospective approach with a cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated financial statements.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted effective for annual reporting periods beginning after December 15, 2016.  The Company expects to adopt the new standard in its fiscal year beginning June 1, 2018 and currently anticipates applying the guidance under the full retrospective approach.    The Company’s ability to adopt using the full retrospective method is dependent on system readiness and the completion of our analysis of information necessary to restate prior period consolidated financial statements.  While the evaluation of the impact of the new revenue recognition standard on its consolidated financial statements has not yet been fully determined, the Company anticipates the provisions to primarily impact the manner in which it treats certain costs to obtain contracts and costs to fulfill contracts.  Generally, in relation to these items, the new standard will result in the Company deferring additional costs on the Consolidated Balance Sheets and subsequently amortizing them to the Consolidated Statements of Income and Comprehensive Income over the estimated average life of a client.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2017	2016	2015
Basic earnings per share:
Net income	$817.3	$756.8	$674.9
Weighted-average common shares outstanding	359.8	360.7	362.9
Basic earnings per share	$2.27	$2.10	$1.86
Diluted earnings per share:
Net income	$817.3	$756.8	$674.9
Weighted-average common shares outstanding	359.8	360.7	362.9
Dilutive effect of common share equivalents	2.8	1.8	1.7
Weighted-average common shares outstanding, assuming dilution	362.6	362.5	364.6
Diluted earnings per share	$2.25	$2.09	$1.85
Weighted-average anti-dilutive common share equivalents	0.7	0.5	0.3

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In July 2016, the Company announced that its Board approved a program to repurchase up to $350.0 million of the Company's common stock, with authorization expiring in May 2019 (the “July 2016 Program”).  In May 2014, the Board had previously approved a program to repurchase up to $350.0 million of the Company’s common stock with authorization that expired in May 2017 (the “May 2014 Program”).  During fiscal 2017, the Company repurchased 2.9 million shares for $166.2 million.  Of the shares repurchased during fiscal 2017, $106.5 million were repurchased under the July 2016 Program and $59.7 million were repurchased under the May 2014 Program.  During fiscal 2016, the Company repurchased 2.2 million shares for $107.9 million under the May 2014 Program.  The purpose of both programs is to manage common stock dilution.  All shares repurchased were retired.  As of May 31, 2017, all amounts authorized under the May 2014 Program have been repurchased.

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

The financial results of Advance Partners are included in the Company’s consolidated financial statements from the date of acquisition.  The Company concluded that the acquisition was not material to its results of operations or financial position.  Therefore, pro-forma financial information has been excluded.

Note D — Investment Income, Net

Investment income, net, consisted of the following items:

	Year ended May 31,
In millions	2017	2016	2015
Interest income on corporate funds	$9.9	$8.4	$7.8
Interest expense	(2.5)	(1.1)	(0.7)
Net loss from equity-method investments	(2.2)	(2.8)	(0.7)
Investment income, net	$5.2	$4.5	$6.4

Note E — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated effective on October 14, 2015 (the “2002 Plan”), authorizes grants of up to 44.1 million shares of the Company’s common stock.  As of May 31, 2017, there were 20.6 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant.  These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and increase additional paid-in capital.

Stock-based compensation expense was $35.4 million, $34.6 million, and $31.4 million for fiscal years 2017, 2016, and 2015, respectively.  Related income tax benefits recognized were $13.4 million, $12.9 million, and $11.7 million for the respective fiscal years.  Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2017, the total unrecognized compensation cost related to all unvested stock-based awards was $69.6 million and is expected to be recognized over a weighted-average period of 2.9 years.

Black-Scholes fair value assumptions:   The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model.  The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2017	2017	2016	2015
	Performance stock options	Stock options
Risk-free interest rate	1.3%	1.2%	1.9%	2.1%
Dividend yield	3.6%	3.6%	3.6%	3.7%
Volatility factor	0.18	0.18	0.18	0.21
Expected option life in years	6.5	6.1	6.1	6.0
Weighted-average grant-date fair value of stock options granted (per share)	$5.97	$5.74	$5.25	$5.68

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

The following table summarizes stock option activity for fiscal 2017:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2016	4.5	$37.42
Granted	0.7	$60.82
Exercised	(0.9)	$34.26
Forfeited	(0.1)	$45.95
Expired	—	$36.01
Outstanding as of May 31, 2017	4.2	$42.02	6.3	$73.4
Exercisable as of May 31, 2017	2.5	$35.80	5.1	$58.1

(1)	Market price of the underlying stock as of May 31, 2017 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2017	2016	2015
Total intrinsic value of stock options exercised	$23.8	$14.5	$17.6
Total grant-date fair value of stock options vested	$4.1	$4.0	$3.6

Restricted stock units:   The Board grants restricted stock units (“RSUs”) to non-officer management.  A RSU is an agreement to issue shares at the time of vesting with no associated exercise cost for the employee.  For each unit granted, the holder will receive one share of stock at the time of vesting.  RSUs do not have voting rights or earn dividend equivalents during the vesting period. These awards vest 20% per annum over five years.  The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for fiscal 2017:

			Weighted-
		Weighted-	average
		average	remaining
		grant-date	vesting	Aggregate
		fair value	period	intrinsic
In millions, except per share amounts	RSUs	per share	(years)	value(1)
Nonvested as of May 31, 2016	1.8	$37.58
Granted	0.6	$53.76
Vested	(0.6)	$35.43
Forfeited	(0.2)	$42.23
Nonvested as of May 31, 2017	1.6	$43.53	2.9	$97.2

(1)	Intrinsic value for RSUs is based on the market price of the underlying stock as of May 31, 2017.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2017	2016	2015
Weighted-average grant-date fair value per share of RSUs granted	$53.76	$42.60	$36.64
Total intrinsic value of RSUs vested	$32.3	$25.9	$21.7
Total grant-date fair value of RSUs vested	$19.3	$17.3	$14.8

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

Time-vested restricted stock awards granted to officers vest one-third per annum.  Restricted stock awards granted to outside directors vest on the one-year anniversary of the grant date.  The fair value of restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant and is expensed over the requisite service period on a straight-line basis.

The following table summarizes restricted stock activity for fiscal 2017:

		Weighted-
		average
		grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2016	0.1	$43.99
Granted	0.1	$60.83
Vested	(0.1)	$42.87
Forfeited	—	$48.61
Nonvested as of May 31, 2017	0.1	$53.05

Other information pertaining to restricted stock follows:

	Year ended May 31,
In millions, except per share amounts	2017	2016	2015
Weighted-average grant-date fair value per share of restricted stock granted	$60.83	$47.46	$41.70
Total grant-date fair value of restricted stock vested	$3.0	$3.0	$3.5

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

The following table summarizes performance share activity for fiscal 2017:

		Weighted-
		average
		grant-date
	Performance	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2016	0.5	$38.89
Granted (1)	0.1	$54.97
Vested	(0.2)	$35.69
Forfeited	—	$40.99
Nonvested as of May 31, 2017	0.4	$45.66

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Other information pertaining to performance shares follows:

	Year ended May 31,
In millions, except per share amounts	2017	2016	2015
Weighted-average grant-date fair value per share of performance shares granted	$54.97	$42.48	$37.61
Total grant-date fair value of performance shares vested	$7.8	$5.9	$3.5

Long-term Incentive Plan (“LTIP”):  The Company has two long-term incentive performance-based stock awards. In July 2011, the Board approved a special award of performance-based non-qualified stock options under a LTIP.  Subsequent grants of this award were made upon hire of new officers.  Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives.  Total stock options earned and vested were based on achievement against pre-established targets for fiscal 2016.  The performance period was completed in fiscal 2016.  Although the performance period was completed and the stock options were earned and vested, there are still stock options outstanding as of May 31, 2017.

In July 2016, the Board approved a LTIP award comprised of both performance-based non-qualified stock options and performance-based restricted stock.  This award was granted to senior executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives.  Total stock options and restricted shares to be earned are based on achievement against pre-established targets for the fiscal year ending May 31, 2020.

The following table summarizes performance stock option activity for fiscal 2017:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2016	2.5	$31.36
Granted(2)	1.3	$60.89
Exercised	(0.4)	$30.65
Forfeited	(1.0)	$31.30
Expired	—	$—
Outstanding as of May 31, 2017	2.4	$47.52	6.9	$30.3
Exercisable as of May 31, 2017	1.1	$31.69	4.3	$30.3

(1)	Market price of the underlying stock as of May 31, 2017 less the exercise price.
(2)	LTIP performance stock options granted assumes achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Other information pertaining to performance stock options follows:

	Year ended May 31,
In millions	2017	2016	2015
Total intrinsic value of stock options exercised	$12.4	$1.0	$2.7
Total grant-date fair value of stock options vested	$4.9	$—	$2.6

 LTIP performance-based restricted stock do not have voting rights or earn dividend equivalents during the performance period.  The fair value of these performance-based restricted stock is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.  If the recipient leaves Paychex prior to the vesting date for any reason, the shares of restricted stock will be forfeited and returned to Paychex.

The following table summarizes performance restricted stock activity for fiscal 2017:

Weighted-
average
grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2016	—	$—
Granted(1)	0.2	$53.74
Vested	—	$—
Forfeited	—	$—
Nonvested as of May 31, 2017	0.2	$53.74
(1)	LTIP performance shares granted assumes achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Non-compensatory employee benefit plan:  Prior to January 1, 2016, the Company offered a non-qualified Employee Stock Purchase Plan (“ESPP”) to all employees under which the Company’s common stock could be purchased through a payroll deduction with no discount to the market price and no look-back provision.  This ESPP was discontinued as of December 31, 2015.  Effective January 1, 2016, the Company began offering a qualified ESPP to all employees.  Under this qualified ESPP, the Company’s common stock can be purchased through a payroll deduction at a discount to the market price.  The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan.  For offering periods during fiscal 2017 and fiscal 2016 the discount was set at 5% of the market price.  Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees, except for when stock was sold.  Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator.  The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2017, 2016, or 2015 related to either plan.

Note F — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$264.8	$—	$—	$264.8
Available-for-sale securities:
Corporate bonds	208.6	2.7	(0.5)	210.8
General obligation municipal bonds	1,422.0	21.2	(0.9)	1,442.3
Pre-refunded municipal bonds(1)	54.6	0.9	—	55.5
Revenue municipal bonds	929.2	12.5	(0.8)	940.9
U.S. government agency securities	328.9	0.5	(3.6)	325.8
Variable rate demand notes	1,637.9	—	—	1,637.9
Total available-for-sale securities	4,581.2	37.8	(5.8)	4,613.2
Other	14.8	1.9	—	16.7
Total funds held for clients and corporate investments	$4,860.8	$39.7	$(5.8)	$4,894.7

	May 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$502.4	$—	$—	$502.4
Available-for-sale securities:
Corporate bonds	128.4	2.9	(0.1)	131.2
General obligation municipal bonds	1,594.1	27.6	(0.1)	1,621.6
Pre-refunded municipal bonds(1)	60.2	1.4	—	61.6
Revenue municipal bonds	916.2	15.8	(0.2)	931.8
U.S. government agency securities	160.8	0.6	(0.3)	161.1
Variable rate demand notes	1,234.6	—	—	1,234.6
Total available-for-sale securities	4,094.3	48.3	(0.7)	4,141.9
Other	14.2	0.8	(0.1)	14.9
Total funds held for clients and corporate investments	$4,610.9	$49.1	$(0.8)	$4,659.2

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of May 31, 2017 and May 31, 2016  are money market funds and bank demand deposit accounts.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2017	2016
Funds held for clients	$4,301.9	$3,997.5
Corporate investments	138.8	220.6
Long-term corporate investments	454.0	441.1
Total funds held for clients and corporate investments	$4,894.7	$4,659.2

The Company’s available-for-sale securities reflected a net unrealized gain of $32.0 million and $47.6 million as of May 31, 2017 and May 31, 2016, respectively.  Included in the net unrealized gain total as of May 31, 2017 and May 31, 2016, there were 216 and 63 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	May 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.5)	$43.6	$—	$—	$(0.5)	$43.6
General obligation municipal bonds	(0.9)	188.8	—	—	(0.9)	188.8
Pre-refunded municipal bonds	—	9.2	—	—	—	9.2
Revenue municipal bonds	(0.8)	154.8	—	1.0	(0.8)	155.8
U.S. government agency securities	(3.6)	210.0	—	—	(3.6)	210.0
Total	$(5.8)	$606.4	$—	$1.0	$(5.8)	$607.4

	May 31, 2016
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$14.7	$—	$—	$(0.1)	$14.7
General obligation municipal bonds	(0.1)	48.9	—	2.8	(0.1)	51.7
Pre-refunded municipal bonds	—	5.7	—	—	—	5.7
Revenue municipal bonds	—	20.7	(0.2)	11.7	(0.2)	32.4
U.S. government agency securities	(0.3)	51.1	—	—	(0.3)	51.1
Total	$(0.5)	$141.1	$(0.2)	$14.5	$(0.7)	$155.6

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of May 31, 2017 that had unrealized losses of $5.8 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2017 and May 31, 2016 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2017	2016	2015
Gross realized gains	$0.1	$0.1	$0.3
Gross realized losses	—	—	—
Net realized gains	$0.1	$0.1	$0.3

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$308.8	$309.3
Due after one year through three years	762.1	768.2
Due after three years through five years	1,067.0	1,086.2
Due after five years	2,443.3	2,449.5
Total	$4,581.2	$4,613.2

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

The carrying values of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable, and short-term borrowings, when used by the Company, approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$210.8	$—	$210.8	$—
General obligation municipal bonds	1,442.3	—	1,442.3	—
Pre-refunded municipal bonds	55.5	—	55.5	—
Revenue municipal bonds	940.9	—	940.9	—
U.S. government agency securities	325.8	—	325.8	—
Variable rate demand notes	1,637.9	—	1,637.9	—
Total available-for-sale securities	$4,613.2	$—	$4,613.2	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

	May 31, 2016
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$131.2	$—	$131.2	$—
General obligation municipal bonds	1,621.6	—	1,621.6	—
Pre-refunded municipal bonds	61.6	—	61.6	—
Revenue municipal bonds	931.8	—	931.8	—
U.S. government agency securities	161.1	—	161.1	—
Variable rate demand notes	1,234.6	—	1,234.6	—
Total available-for-sale securities	$4,141.9	$—	$4,141.9	$—
Other	$14.9	$14.9	$—	$—
Liabilities:
Other long-term liabilities	$14.9	$14.9	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach.  Available-for-sale securities, including municipal bonds, corporate bonds, and U.S. government agency securities, included in Level 2 are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

Note H — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2017	2016
Land and improvements	$8.3	$8.3
Buildings and improvements	103.5	103.0
Data processing equipment	199.7	196.1
Software(1)	496.1	447.5
Furniture, fixtures, and equipment	115.2	125.0
Leasehold improvements	109.5	108.2
Construction in progress(1)	18.7	24.1
Total property and equipment, gross	1,051.0	1,012.2
Less: Accumulated depreciation	713.8	659.2
Property and equipment, net of accumulated depreciation	$337.2	$353.0

(1)

Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $108.8 million, $99.2 million, and $92.1 million for fiscal years 2017, 2016, and 2015, respectively.

Note I — Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $657.1 million as of both May 31, 2017 and  May 31, 2016.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2017	2016
Client lists	$293.5	$289.2
Other intangible assets	5.4	5.4
Total intangible assets, gross	298.9	294.6
Less: Accumulated amortization	241.3	225.1
Intangible assets, net of accumulated amortization	$57.6	$69.5

During fiscal 2017, the Company acquired certain customer lists with weighted-average amortization periods of 8.0 years.  Amortization expense relating to intangible assets was $18.1 million, $15.9 million, and $14.5 million for fiscal years 2017, 2016, and 2015, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2018	$15.4
2019	12.3
2020	9.5
2021	7.3
2022	5.2

Note J — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2017	2016
Deferred tax assets:
Compensation and employee benefit liabilities	$23.1	$21.4
Other current liabilities	9.1	7.9
Tax credit carry forward	39.3	40.0
Depreciation	7.3	8.8
Stock-based compensation	21.8	22.0
Tax benefit of uncertain tax positions	6.4	18.6
Other	7.6	7.1
Gross deferred tax assets	114.6	125.8
Deferred tax liabilities:
Capitalized software	54.8	56.3
Depreciation	1.6	2.5
Goodwill and intangible assets	66.8	58.5
Revenue not subject to current taxes	13.6	13.3
Unrealized gains on available-for-sale securities	11.7	17.3
Gross deferred tax liabilities	148.5	147.9
Net deferred tax liability	$(33.9)	$(22.1)

The deferred tax asset related to tax credit carry forward consists of alternative minimum tax credits, which may be carried forward indefinitely.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2017	2016	2015
Current:
Federal	$362.0	$336.4	$341.4
State	48.1	50.8	47.8
Total current	410.1	387.2	389.2
Deferred:
Federal	15.9	5.5	(5.1)
State	1.5	1.6	1.0
Total deferred	17.4	7.1	(4.1)
Income taxes	$427.5	$394.3	$385.1

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	2.8%	3.0%	3.0%
Section 199 - Qualified production activities	(0.5)%	(2.4)%	—%
Tax-exempt municipal bond interest	(1.3)%	(1.4)%	(1.5)%
Stock option windfall benefit	(1.5)%	—%	—%
Other items	(0.2)%	0.1%	(0.2)%
Effective income tax rate	34.3%	34.3%	36.3%

During fiscal 2016, the Company engaged tax specialists to assess the qualification of its customer-facing computer software for the federal “Qualified Production Activities Deduction” under Internal Revenue Code Section 199, and the regulations thereunder.  Based on this assessment, the Company concluded that certain of its software offerings qualified for this tax deduction for fiscal 2016 and prior tax years that remain open to IRS examination.  The Company submitted claims to recover these tax benefits for prior tax years and claimed the fiscal 2016 tax benefits when it filed its 2016 tax return.  Accordingly, the Company recognized the tax benefits, and related tax reserves, for its qualified customer-facing activities for these years in fiscal 2016.

Uncertain income tax positions:  The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and income taxes in Germany.  The Company maintains a reserve for uncertain tax positions. As of May 31, 2017 and May 31, 2016, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $39.2 million and $54.2 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2017	2016	2015
Balance as of beginning of fiscal year	$64.7	$39.9	$40.0
Additions for tax positions of the current year	8.2	7.3	6.7
Additions for tax positions of prior years	4.8	20.7	0.8
Reductions for tax positions of prior years	(2.5)	(0.1)	(0.4)
Settlements with tax authorities	(29.5)	(2.2)	(1.2)
Expiration of the statute of limitations	(2.0)	(0.9)	(6.0)
Balance as of end of fiscal year	$43.7	$64.7	$39.9

In December 2016, the Company executed a closing agreement that resolved tax matters related to the audits by New York State for the fiscal year ended May 31, 2012 (“fiscal 2012”) through the fiscal year ended May 31, 2014 (“fiscal 2014”).  As a result, the reserve for uncertain tax positions was decreased by $28.9 million in December 2016.  The resolution and execution of the closing agreement in December 2016 on the open tax matters for fiscal 2012 through fiscal 2014 has a minimal impact on the Company’s effective income tax rate for fiscal 2017.

The reserve as of May 31, 2017 substantially relates to the Company’s uncertain tax positions for certain federal and state income tax matters.  The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $39.2 million as of May 31, 2017 adequately covers open tax years and uncertain tax positions up to and including fiscal 2017 for major taxing jurisdictions. As of May 31, 2017 and May 31, 2016, the entire $39.2 million and $54.2 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through the fiscal year ended May 31, 2011 (“fiscal 2011”). Fiscal years 2012 through 2014 are currently under audit by the IRS and fiscal years 2015, 2016, and 2017 are subject to potential audit. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2011, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2017, 2016, and 2015 was immaterial to the Company’s results of operations.

Note K — Accumulated Other Comprehensive Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities is the primary component reported in accumulated other comprehensive income in the Consolidated Balance Sheets. The changes in accumulated other comprehensive income are as follows:

	Year ended May 31,
In millions	2017	2016	2015
Beginning balance	$29.2	$7.5	$21.5
Other comprehensive (loss)/income:
Unrealized holding (losses)/gains	(14.7)	34.2	(21.5)
Income tax benefit/(expense) related to unrealized holding (losses)/gains	5.6	(12.4)	7.7
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	(0.1)	(0.1)	(0.3)
Income tax expense on reclassification adjustment for the net gain on sale of available-for-sale securities	—	—	0.1
Total other comprehensive (loss)/income, net of tax	(9.2)	21.7	(14.0)
Ending balance	$20.0	$29.2	$7.5

Total tax (benefit)/expense included in other comprehensive (loss)/income	$(5.6)	$12.4	$(7.8)

Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities and impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note L —   Short-term Financing

The Company maintains lines of credit, letters of credit, and credit facilities as part of its normal and recurring business operations.  Details of the Company’s short-term financing arrangements as of May 31, 2017 are discussed below.

Lines of credit: As of May 31, 2017, the Company had unused borrowing capacity available under four uncommitted, secured, short-term lines of credit at market rates of interest with financial institutions as follows:

Financial institution	Amount available	Expiration date
JP Morgan Chase Bank, N.A.	$350 million	February 28, 2018
Bank of America, N.A.	$250 million	February 28, 2018
PNC Bank, National Association	$150 million	February 28, 2018
Wells Fargo Bank, National Association	$150 million	February 28, 2018

The primary uses of the lines of credit would be to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  No amounts were outstanding under these lines of credit during fiscal 2017 or fiscal 2016, or as of May 31, 2017 and May 31, 2016.

Certain of the financial institutions are also parties to the Company's credit facility and irrevocable standby letters of credit, which are discussed below.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $47.3 million and $43.0 million as of May 31, 2017 and May 31, 2016, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2017 and May 2018 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during fiscal 2017 or fiscal 2016, or as of May 31, 2017 and May 31, 2016.  Subsequent to May 31, 2017, the letter of credit expiring in July 2017 was renewed through July 2018.

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

There were no borrowings outstanding under this credit facility as of May 31, 2017 and May 31, 2016.  During fiscal 2017 and fiscal 2016, the Company borrowed against this credit facility as follows:

	Year ended May 31,
$ in millions	2017	2016
Number of days borrowed	30	5
Maximum amount borrowed	$450.0	$450.0
Weighted-average amount borrowed	$196.7	$305.0
Weighted-average interest rate	2.89%	3.39%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, during fiscal 2017, the Company borrowed $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.  Subsequent to May 31, 2017, the Company borrowed four times, on an overnight basis, $335.0 million on a weighted-average basis under this line.

In March 2016, the Company entered into a committed, unsecured, three-year credit facility with PNC Bank, National Association, expiring on March 17, 2019. Under this facility, Paychex Advance LLC (“Paychex Advance”), a wholly owned subsidiary of the Company may, subject to certain restrictions, borrow up to $150.0 million to finance working capital needs and general corporate purposes.  The obligations under this facility have been guaranteed by the Company and certain of its subsidiaries.  The outstanding obligations under this credit facility will bear interest at competitive rates based on options provided to Paychex Advance.  Upon expiration of the commitment in March 2019, any borrowings outstanding will mature and be payable on such date.

As of May 31, 2017 and May 31, 2016, Paychex Advance had no borrowings outstanding under this credit facility.  There were no borrowings under this credit facility during fiscal 2016. Details of borrowings under this credit facility during fiscal 2017 are as follows:

Year ended May 31,
$ in millions	2017
Number of days borrowed	353
Maximum amount borrowed	$55.6
Weighted-average amount borrowed	$52.8
Weighted-average interest rate	1.21%

Subsequent to May 31, 2017, Paychex Advance borrowed approximately $55.0 million under this line, which remains outstanding as of the date of this report.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with these covenants as of May 31, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Note M — Supplemental Cash Flow Information

Income taxes paid were $462.6 million, $369.9 million, and $372.8 million for fiscal years 2017, 2016, and 2015, respectively.

Lease incentives received in the form of tenant allowances and free rent were $5.8 million, $4.3 million, and $8.5 million for fiscal years 2017, 2016, and 2015, respectively.

Note N — Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect.  The Company provides matching contributions of 50% of up to 8% of eligible pay that an employee contributed to the Plan.  Company contributions to the Plan for fiscal years 2017, 2016, and 2015 were $22.4 million, $21.4 million, and $19.6 million, respectively.

The Plan is 100% participant directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan Stock Fund, are not restricted, with the exception of certain restricted trading periods for individuals designated as insiders as specified in the Company’s Insider Trading Policy. The Company match contribution, when in effect, follows the same fund elections as the employee compensation deferrals.

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date.  The amounts accrued under these plans were $16.7 million and $14.9 million as of May 31, 2017 and May 31, 2016, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note O — Commitments and Contingencies

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

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2017, 2016, and 2015 was $39.7 million, $39.8 million, and $39.4 million, respectively. As of May 31, 2017, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

Minimum
In millions	lease
Year ending May 31,	payments
2018	$36.1
2019	27.3
2020	19.3
2021	13.2
2022	6.1
Thereafter	4.3

Other commitments:    As of May 31, 2017, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $127.4 million, including $7.4 million of commitments to purchase capital assets. Other commitments increased from $109.6 million as of May 31, 2016 largely due to the Company entering into new multi-year contracts for software subscriptions and related technology.  These minimum future payment obligations relate to the following fiscal years:

Minimum
In millions	payment
Year ending May 31,	obligation
2018	$78.8
2019	25.1
2020	19.3
2021	3.4
2022	0.8
Thereafter	—

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

Note P — Related Parties

During fiscal years 2017, 2016, and 2015, the Company purchased approximately $0.6 million, $4.9 million, and $6.9 million, respectively, of data processing equipment and software from EMC Corporation. The former Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2017, 2016, and 2015, the Company purchased approximately $2.9 million, $2.3 million, and $1.7 million, respectively, of office supplies from Staples, Inc. The Vice Chairman of Staples, Inc. is a member of the Company’s Board.

Note Q — Quarterly Financial Data (Unaudited)

In millions, except per share amounts

	Three Months Ended
Fiscal 2017	August 31	November 30	February 28	May 31	Full Year
Service revenue	$773.5	$760.0	$782.6	$784.6	$3,100.7
Interest on funds held for clients	12.0	11.4	13.2	14.0	50.6
Total revenue	$785.5	$771.4	$795.8	$798.6	$3,151.3
Operating income	$323.0	$311.1	$306.6	$298.9	$1,239.6
Investment income, net	1.5	0.9	1.2	1.6	5.2
Income before income taxes	324.5	312.0	307.8	300.5	1,244.8
Income taxes	107.1	109.9	105.3	105.2	427.5
Net income	$217.4	$202.1	$202.5	$195.3	$817.3
Basic earnings per share(1)	$0.60	$0.56	$0.56	$0.54	$2.27
Diluted earnings per share(1)	$0.60	$0.56	$0.56	$0.54	$2.25
Weighted-average common shares outstanding	361.0	360.2	359.0	359.3	359.8
Weighted-average common shares outstanding, assuming dilution	364.1	362.6	361.8	362.1	362.6
Cash dividends per common share	$0.46	$0.46	$0.46	$0.46	$1.84
Total net realized gains(2)	$0.1	$—	$—	$—	$0.1

	Three Months Ended
Fiscal 2016	August 31	November 30	February 29	May 31	Full Year
Service revenue	$712.2	$711.3	$740.7	$741.6	$2,905.8
Interest on funds held for clients	10.8	11.1	11.9	12.3	46.1
Total revenue	$723.0	$722.4	$752.6	$753.9	$2,951.9
Operating income	$296.1	$294.2	$280.0	$276.3	$1,146.6
Investment income/(loss), net	1.4	1.6	1.7	(0.2)	4.5
Income before income taxes	297.5	295.8	281.7	276.1	1,151.1
Income taxes	88.4	106.6	101.3	98.0	394.3
Net income	$209.1	$189.2	$180.4	$178.1	$756.8
Basic earnings per share(1)	$0.58	$0.52	$0.50	$0.49	$2.10
Diluted earnings per share(1)	$0.58	$0.52	$0.50	$0.49	$2.09
Weighted-average common shares outstanding	361.1	360.7	360.5	360.3	360.7
Weighted-average common shares outstanding, assuming dilution	362.8	362.3	362.2	362.6	362.5
Cash dividends per common share	$0.42	$0.42	$0.42	$0.42	$1.68
Total net realized gains(2)	$—	$—	$0.1	$—	$0.1

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.
(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts(1)	deductions(2)	of fiscal year
2017
Allowance for doubtful accounts	$4.2	$4.9	$—	$3.1	$6.0
Reserve for client fund losses	$2.0	$4.1	$—	$3.1	$3.0
2016
Allowance for doubtful accounts	$1.4	$2.5	$2.0	$1.7	$4.2
Reserve for client fund losses	$1.8	$2.4	$—	$2.2	$2.0
2015
Allowance for doubtful accounts	$1.5	$1.6	$0.1	$1.8	$1.4
Reserve for client fund losses	$1.9	$2.0	$(0.2)	$1.9	$1.8

(1)	Amounts related to business acquisitions.
(2)	Uncollectible amounts written off, net of recoveries.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2017, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2017. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2017, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting:  The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are incorporated herein by reference from Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2017, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	57

Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Communications of Rochester, a telecommunications company, including President of Telephone Operations and Chief Executive Officer of Frontier Telephone of Rochester, during his 20-year career. Mr. Mucci was a director of Cbeyond, Inc. until it was purchased by Birch Communications in July 2014. He is a member of the Upstate New York Regional Advisory Board of the Federal Reserve Bank of New York and is a Trustee Emeritus of St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	60

Mr. Rivera joined Paychex in June 2011 as Senior Vice President, Chief Financial Officer, and Treasurer. Prior to joining the Company, Mr. Rivera served as Vice President of Finance and Administration for Houghton College from 2009 to 2011. He previously served for over twenty years with Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products, most recently as Corporate Vice President and Chief Financial Officer from 2007 to 2009.

Mark A. Bottini	56

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

John B. Gibson	51

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

Michael E. Gioja	59

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

Name	Age	Position and business experience
Stephanie L. Schaeffer	47

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006.  In 2011, she was appointed Corporate Secretary.  She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all of the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Jennifer Vossler	54

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

Laurie L. Zaucha	52

Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she held various executive positions at Bausch & Lomb Incorporated.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2017, in the sections “PROPOSAL 1:  ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2017, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2017,” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2017, under the section “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated effective October 14, 2015 (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, and performance stock options have been awarded to employees and the Board. The 2002 Plan was adopted on July 9, 2015 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 14, 2015. Refer to Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance under the Company’s stock incentive plans as of May 31, 2017:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6.6	$44.03	20.6

(1)	Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from the target amount.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2017, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2017, under the section “PROPOSAL 4:  RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

3.	Exhibits
	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
	(3)(b)	Bylaws, as amended, incorporated herein by reference from Exhibit 3(b) to the Company’s Form 10-K filed with the Commission on July 21, 2006.
#	(10.1)	Paychex, Inc. 2015 Qualified Employee Stock Purchase Plan, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-207594.
#	(10.2)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015), incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-207592.

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 12, 2005) Form of Non-Qualified Stock Option Award Agreement for Directors, incorporated herein by reference from Exhibit 10(q) to the Company’s Form 10-K filed with the Commission on July 18, 2008.

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Form of Non-Qualified Stock Option and Restricted Stock Award Agreement LTIP, incorporated herein by reference from Exhibit 10.14 to the Company’s Form 10-K filed with the Commission on July 22, 2016.

#	(10.13)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.14)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
	(10.15)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.16)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.17)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
* #	(10.18)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated October 14, 2015) Form of Non-Qualified Stock Option Award Agreement.
* #	(10.19)	Paychex Inc. 2002 Stock Incentive Plan (as amended and restated October 14, 2015) Form of Officer Performance Incentive Award Agreement (Long-Term).
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

Item 16.    Form 10-K Summary

  Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2017.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 21, 2017.

/s/ Martin Mucci

Martin Mucci, President and

Chief Executive Officer, and Director

(Principal Executive Officer)

/s/ Efrain Rivera

Efrain Rivera, Senior Vice President, Chief Financial Officer, and Treasurer

(Principal Financial Officer)

B. Thomas Golisano*, Chairman of the Board

Thomas F. Bonadio*, Director

Joseph G. Doody*, Director

David J.S. Flaschen*, Director

Phillip Horsley*, Director

Grant M. Inman*, Director

Joseph M. Tucci*, Director

Joseph Velli*, Director

Kara Wilson*, Director

*By: /s/ Martin Mucci

Martin Mucci, as Attorney-in-Fact