Form 10-Q
period 2017-08-31
PAYCHEX INC
filed 2017-10-06
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

Commission file number 0-11330

_________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	358,994,637	Shares
CLASS	OUTSTANDING AS OF	September 29, 2017

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2017	2016
Revenue:
Service revenue	$803.1	$773.5
Interest on funds held for clients	13.7	12.0
Total revenue	816.8	785.5
Expenses:
Operating expenses	232.1	225.1
Selling, general and administrative expenses	239.7	237.4
Total expenses	471.8	462.5
Operating income	345.0	323.0
Investment income, net	2.1	1.5
Income before income taxes	347.1	324.5
Income taxes	119.3	107.1
Net income	$227.8	$217.4

Other comprehensive income, net of tax:
Unrealized gains on securities, net of tax	4.4	10.0
Total other comprehensive income, net of tax	4.4	10.0
Comprehensive income	$232.2	$227.4

Basic earnings per share	$0.63	$0.60
Diluted earnings per share	$0.63	$0.60
Weighted-average common shares outstanding	358.9	361.0
Weighted-average common shares outstanding, assuming dilution	361.3	364.1
Cash dividends per common share	$0.50	$0.46

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	August 31,	May 31,
	2017	2017
Assets
Cash and cash equivalents	$234.4	$184.6
Corporate investments	133.8	138.8
Interest receivable	32.0	35.9
Accounts receivable, net of allowance for doubtful accounts	538.6	507.5
Prepaid income taxes	—	45.0
Prepaid expenses and other current assets	81.6	58.3
Current assets before funds held for clients	1,020.4	970.1
Funds held for clients	4,953.1	4,301.9
Total current assets	5,973.5	5,272.0
Long-term corporate investments	483.2	454.0
Property and equipment, net of accumulated depreciation	328.6	337.2
Intangible assets, net of accumulated amortization	79.2	57.6
Goodwill	698.0	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	32.1	30.9
Total assets	$7,619.5	$6,833.7
Liabilities
Accounts payable	$74.6	$57.2
Accrued compensation and related items	277.0	280.5
Accrued income taxes	4.1	—
Short-term borrowings	57.2	—
Deferred revenue	24.7	22.9
Other current liabilities	100.0	91.9
Current liabilities before client fund obligations	537.6	452.5
Client fund obligations	4,918.1	4,272.6
Total current liabilities	5,455.7	4,725.1
Accrued income taxes	47.9	45.6
Deferred income taxes	95.4	33.9
Other long-term liabilities	76.7	73.8
Total liabilities	5,675.7	4,878.4
Commitments and contingencies — Note L
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 358.9 shares as of August 31, 2017 and 359.4 shares as of May 31, 2017, respectively.	3.6	3.6
Additional paid-in capital	1,072.1	1,030.0
Retained earnings	843.7	901.7
Accumulated other comprehensive income	24.4	20.0
Total stockholders’ equity	1,943.8	1,955.3
Total liabilities and stockholders’ equity	$7,619.5	$6,833.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2017	2016
Operating activities
Net income	$227.8	$217.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	32.0	29.7
Amortization of premiums and discounts on available-for-sale securities	17.1	18.6
Stock-based compensation costs	8.7	9.1
Provision for deferred income taxes	59.2	14.1
Provision for allowance for doubtful accounts	0.7	1.2
Net realized gains on sales of available-for-sale securities	—	(0.1)
Changes in operating assets and liabilities:
Interest receivable	3.9	4.4
Accounts receivable	(15.4)	(78.1)
Prepaid expenses and other current assets	28.2	6.6
Accounts payable and other current liabilities	(19.2)	60.9
Net change in other long-term assets and liabilities	0.6	10.9
Net cash provided by operating activities	343.6	294.7
Investing activities
Purchases of available-for-sale securities	(8,646.7)	(14,777.0)
Proceeds from sales and maturities of available-for-sale securities	8,892.0	14,920.3
Net change in funds held for clients’ money market securities and other cash equivalents	(929.7)	257.3
Purchases of property and equipment	(18.0)	(20.3)
Acquisition of businesses, net of cash acquired	(8.2)	—
Purchases of other assets	(0.4)	—
Net cash (used in)/provided by investing activities	(711.0)	380.3
Financing activities
Net change in client fund obligations	645.5	(567.8)
Net proceeds from short-term borrowings	57.2	51.3
Dividends paid	(179.1)	(166.3)
Repurchases of common shares	(94.1)	—
Activity related to equity-based plans	(12.3)	6.3
Net cash provided by/(used in) financing activities	417.2	(676.5)
Increase/(decrease) in cash and cash equivalents	49.8	(1.5)
Cash and cash equivalents, beginning of fiscal year	184.6	131.5
Cash and cash equivalents, end of period	$234.4	$130.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2017

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Germany.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the three months ended August 31, 2017 and August 31, 2016. Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of August 31, 2017 and May 31, 2017.  The Company disposed of equity-method investments for a joint-venture in Brazil and a minority investment in a Canadian entity during the fiscal year ended May 31, 2017 (“fiscal 2017”), neither of which was significant.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for fiscal 2017. Operating results and cash flows for the three months ended August 31, 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the full fiscal year ending May 31, 2018 (“fiscal 2018”).

PEO insurance reserves: As part of the professional employer organization (“PEO”), the Company offers workers' compensation insurance and health insurance to client companies for the benefit of client employees. For workers' compensation insurance, reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. The Company’s maximum individual claims liability is $1.3 million under both its fiscal 2018 and fiscal 2017 workers’ compensation insurance policies.

Under the minimum premium insurance plan offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the insurance carrier. The Company's maximum individual claims liability is $0.3 million under both its calendar 2017 and calendar 2016 minimum premium insurance plan policies.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers' compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established insurance reserves are reflected in the results of operations for the period in which such adjustments are identified. Such insurance reserve adjustments could be significant, reflecting any combination of new and adverse or favorable trends.

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $8.7 million for the three months ended August 31, 2017, as compared with $9.1 million for the three months ended August 31, 2016. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2017 Form 10-K.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the three months ended August 31, 2017.

Recently issued accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, outlines a single comprehensive model for determining revenue recognition for contracts with customers, and supersedes current guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”  Entities have the option to apply the new guidance under a full retrospective approach to each prior reporting period presented or a modified retrospective approach with a cumulative effect of initially applying the new guidance recognized at the date of initial application within the consolidated financial statements.  This guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, with early adoption permitted for the annual reporting periods beginning after December 15, 2016.

The Company did not elect to early-adopt the new standard, and will adopt the new standard in its fiscal year beginning June 1, 2018.  The analysis of the new standard and its impact to the Company is nearly complete as the Company is in the process of finalizing its conclusions.  Further, the Company currently anticipates applying the guidance under the full retrospective approach.    The Company’s ability to adopt using the full retrospective method is dependent on system readiness and the completion of the analysis of information necessary to restate prior period consolidated financial statements.  While the evaluation of the impact of the new revenue recognition standard on its consolidated financial statements has not yet been finalized, the Company anticipates the provisions to primarily impact the manner in which it treats certain costs to obtain contracts and costs to fulfill contracts.  Generally, in relation to these items, the new standard will result in the Company deferring additional costs on the Consolidated Balance Sheets and subsequently amortizing them to the Consolidated Statements of Income and Comprehensive Income over the estimated average life of the client.  The Company does not expect the provisions of the new standard will have a material impact on the timing or the amount of revenue it recognizes.

The Company has also not yet fully determined the impacts of the disclosure requirements under the new standard, and is evaluating the way it will disaggregate revenue into categories that show how economic factors affect the nature, timing, and uncertainty of revenue and cash flows generated from contracts with customers.  Additionally, while the Company is in the process of assessing its accounting and forecasting considerations to ensure its ability to record, report, forecast, and analyze results under the new standard, it is not expecting significant changes in its business processes or systems.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended August 31, 2017 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2017	2016
Basic earnings per share:
Net income	$227.8	$217.4
Weighted-average common shares outstanding	358.9	361.0
Basic earnings per share	$0.63	$0.60
Diluted earnings per share:
Net income	$227.8	$217.4
Weighted-average common shares outstanding	358.9	361.0
Dilutive effect of common share equivalents	2.4	3.1
Weighted-average common shares outstanding, assuming dilution	361.3	364.1
Diluted earnings per share	$0.63	$0.60
Weighted-average anti-dilutive common share equivalents	1.1	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended August 31, 2017 and August 31, 2016, 0.5 million and 1.3 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  In addition, for the three months ended August 31, 2017, 0.6 million shares of the Company’s common stock were issued in relation to an immaterial business acquisition completed in August 2017.  Refer to Note C below for further details.

In July 2016, the Company announced that its Board of Directors approved a program to repurchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution. During the three months ended August 31, 2017, the Company repurchased 1.6 million shares for $94.1 million under this program.  The Company did not repurchase any of its common stock during the three months ended August 31, 2016.  All shares repurchased were retired.

Note C: Business Combination

Effective August 18, 2017, the Company acquired HR Outsourcing Holdings, Inc. (“HROI”) and all of its operating subsidiaries.  HROI is a national PEO that provides HR solutions to small- and medium-sized businesses in more than 35 states.  The acquisition expands the Company’s presence in the PEO industry.  The purchase price was $75.4 million and was comprised of $42.2 million of cash plus $33.2 million issued in the form of Paychex common stock.  Goodwill in the amount of $40.9 million was recorded as a result of the acquisition, which is not tax-deductible.  The goodwill recorded is provisional and subject to change, pending completion of the valuation of the assets acquired and liabilities assumed.  However, further changes to goodwill as a result of the acquisition are not anticipated to be material to the Company’s Consolidated Balance Sheets.

The financial results of HROI are included in the Company’s consolidated financial statements from the date of acquisition.  The Company concluded that the acquisition was not material to its results of operations and financial position.  Therefore, pro-forma financial information has been excluded.

Note D: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2017	2016
Interest income on corporate funds	$2.9	$2.4
Interest expense	(0.8)	(0.7)
Net loss from equity-method investments	—	(0.2)
Investment income, net	$2.1	$1.5

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	August 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,194.6	$—	$—	$1,194.6
Available-for-sale securities:
Corporate bonds	263.9	3.6	(0.3)	267.2
General obligation municipal bonds	1,407.4	23.2	(0.4)	1,430.2
Pre-refunded municipal bonds(1)	60.9	1.1	—	62.0
Revenue municipal bonds	921.3	13.5	(0.2)	934.6
U.S. government agency securities	368.6	0.8	(2.7)	366.7
Variable rate demand notes	1,296.8	—	—	1,296.8
Total available-for-sale securities	4,318.9	42.2	(3.6)	4,357.5
Other	15.8	2.2	—	18.0
Total funds held for clients and corporate investments	$5,529.3	$44.4	$(3.6)	$5,570.1

	May 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$264.8	$—	$—	$264.8
Available-for-sale securities:
Corporate bonds	208.6	2.7	(0.5)	210.8
General obligation municipal bonds	1,422.0	21.2	(0.9)	1,442.3
Pre-refunded municipal bonds(1)	54.6	0.9	—	55.5
Revenue municipal bonds	929.2	12.5	(0.8)	940.9
U.S. government agency securities	328.9	0.5	(3.6)	325.8
Variable rate demand notes	1,637.9	—	—	1,637.9
Total available-for-sale securities	4,581.2	37.8	(5.8)	4,613.2
Other	14.8	1.9	—	16.7
Total funds held for clients and corporate investments	$4,860.8	$39.7	$(5.8)	$4,894.7

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of August 31, 2017 were bank demand deposit accounts, time deposits, and money market funds.  Included in money market securities and other cash equivalents as of May 31, 2017 were bank demand deposit accounts and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2017	2017
Funds held for clients	$4,953.1	$4,301.9
Corporate investments	133.8	138.8
Long-term corporate investments	483.2	454.0
Total funds held for clients and corporate investments	$5,570.1	$4,894.7

The Company’s available-for-sale securities reflected net unrealized gains of $38.6 million and $32.0 million as of August 31, 2017 and May 31, 2017, respectively.  Included in the net unrealized gain totals as of August 31, 2017 and May 31, 2017, there were 149 and 216 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	August 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.2)	$34.1	$(0.1)	$6.6	$(0.3)	$40.7
General obligation municipal bonds	(0.3)	78.2	(0.1)	12.1	(0.4)	90.3
Pre-refunded municipal bonds	—	9.1	—	—	—	9.1
Revenue municipal bonds	(0.1)	70.6	(0.1)	12.3	(0.2)	82.9
U.S. government agency securities	(1.8)	144.3	(0.9)	39.1	(2.7)	183.4
Total	$(2.4)	$336.3	$(1.2)	$70.1	$(3.6)	$406.4

	May 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.5)	$43.6	$—	$—	$(0.5)	$43.6
General obligation municipal bonds	(0.9)	188.8	—	—	(0.9)	188.8
Pre-refunded municipal bonds	—	9.2	—	—	—	9.2
Revenue municipal bonds	(0.8)	154.8	—	1.0	(0.8)	155.8
U.S. government agency securities	(3.6)	210.0	—	—	(3.6)	210.0
Total	$(5.8)	$606.4	$—	$1.0	$(5.8)	$607.4

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of August 31, 2017 that had unrealized losses of $3.6 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of August 31, 2017 and May 31, 2017 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three months ended August 31, 2017 and August 31, 2016. There were no realized losses for the three months ended August 31, 2017 and August 31, 2016.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$286.3	$287.0
Due after one year through three years	803.0	812.0
Due after three years through five years	1,026.3	1,048.5
Due after five years	2,203.3	2,210.0
Total	$4,318.9	$4,357.5

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

The carrying values of cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, when used by the Company, approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Time deposits	$50.0	$50.0	$—	$—
Money market securities	30.4	30.4	—	—
Total cash equivalents	$80.4	$80.4	$—	$—
Available-for-sale securities:
Corporate bonds	$267.2	$—	$267.2	$—
General obligation municipal bonds	1,430.2	—	1,430.2	—
Pre-refunded municipal bonds	62.0	—	62.0	—
Revenue municipal bonds	934.6	—	934.6	—
U.S. government agency securities	366.7	—	366.7	—
Variable rate demand notes	1,296.8	—	1,296.8	—
Total available-for-sale securities	$4,357.5	$—	$4,357.5	$—
Other	$18.0	$18.0	$—	$—
Liabilities:
Other long-term liabilities	$18.0	$18.0	$—	$—

	May 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$210.8	$—	$210.8	$—
General obligation municipal bonds	1,442.3	—	1,442.3	—
Pre-refunded municipal bonds	55.5	—	55.5	—
Revenue municipal bonds	940.9	—	940.9	—
U.S. government agency securities	325.8	—	325.8	—
Variable rate demand notes	1,637.9	—	1,637.9	—
Total available-for-sale securities	$4,613.2	$—	$4,613.2	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Time deposits and money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Available-for-sale securities, including municipal bonds, corporate bonds, and U.S. government agency securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

Note G: Accounts Receivable, Net of Allowance for Doubtful Accounts

The components of accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	August 31,	May 31,
In millions	2017	2017
PEO receivables(1)	$115.4	$137.8
Purchased receivables(2)	284.4	257.3
Other trade receivables(3)	144.5	118.4
Total accounts receivable, gross	544.3	513.5
Less: Allowance for doubtful accounts	5.7	6.0
Accounts receivable, net of allowance for doubtful accounts	$538.6	$507.5
(1)

PEO receivables are primarily client wages and related tax withholdings since the last payroll processed.  Balances will vary based on timing of the last payroll processed and the end of the reporting period.  In addition, balances as of August 31, 2017 include receivables balances acquired from HROI.  Refer to Note C for further details of this immaterial business acquisition.

(2)	Purchased receivables relate to payroll funding arrangements with clients in the temporary staffing industry.
(3)	Other trade receivables primarily relate to other ongoing services provided to our clients and can vary based on the timing of these services and the end of the reporting period.

No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Note H: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In millions	2017	2017
Land and improvements	$8.3	$8.3
Buildings and improvements	103.6	103.5
Data processing equipment	207.8	199.7
Software (1)	503.9	496.1
Furniture, fixtures, and equipment	115.3	115.2
Leasehold improvements	111.5	109.5
Construction in progress (1)	17.7	18.7
Total property and equipment, gross	1,068.1	1,051.0
Less: Accumulated depreciation	739.5	713.8
Property and equipment, net of accumulated depreciation	$328.6	$337.2
(1)

Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $28.1 million for the three months ended August 31, 2017 compared to $25.3 million for the three months ended August 31, 2016.

In August 2017, the Company announced its plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space in Rochester for an estimated cost of $60 million.  Subsequent to August 31, 2017, and as of the date of this report, the Company has completed the purchase of two of these buildings for a combined cost of $19.5 million.  Renovations on the buildings purchased have not yet commenced.  In addition, in September 2017, the Company entered into a transaction with the County of Monroe Industrial Development Agency (“COMIDA”) for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Note I: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $698.0 million as of August 31, 2017 and $657.1 million as of May 31, 2017.  The increase of $40.9 million in goodwill since May 31, 2017 was the result of the acquisition of HROI in August 2017.  Refer to Note C for further information.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In millions	2017	2017
Client lists	$318.7	$293.5
Other intangible assets	5.4	5.4
Total intangible assets, gross	324.1	298.9
Less: Accumulated amortization	244.9	241.3
Intangible assets, net of accumulated amortization	$79.2	$57.6

Amortization expense relating to intangible assets was $3.9 million for the three months ended August 31, 2017 compared to $4.4 million for the three months ended August 31, 2016.

As of August 31, 2017, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2018 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	Expense
2018	$20.1
2019	17.3
2020	13.9
2021	10.9
2022	8.2

Note J: Accumulated Other Comprehensive Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities is the primary component reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets.  The changes in accumulated other comprehensive income are as follows:

	For the three months ended
	August 31,
In millions	2017	2016
Beginning balance	$20.0	$29.2
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	4.4	10.0
Total other comprehensive income, net of tax	4.4	10.0
Ending balance	$24.4	$39.2

Total tax expense included in other comprehensive income	$2.4	$5.7

Reclassification adjustments out of accumulated other comprehensive income for realized gains and losses on the sale of available-for-sale securities were insignificant for the three months ended August 31, 2017 and August 31, 2016.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note K: Short-term Financing

The Company maintains credit facilities, letters of credit, and lines of credit as part of its normal and recurring business operations.

Credit Facilities:  The Company maintains three committed, unsecured, credit facilities, as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A.(2)	Paychex of New York, LLC	August 5, 2015	August 5, 2020	$1 Billion	To meet short-term funding requirements.
JP Morgan Chase Bank, N.A.(2)	Paychex of New York, LLC	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association (“PNC”)	Paychex Advance, LLC	March 17, 2016	March 17, 2020	$150 Million	To finance working capital needs and general corporate purposes.
(1)	Borrower is a wholly owned subsidiary of the Company.
(2)	JP Morgan Chase Bank, N.A. (“JPM”) acts as the administrative agent for this syndicated credit facility.

For all credit facilities, obligations under any facility are guaranteed by the Company and certain of its subsidiaries and will bear interest at competitive rates based on options provided to the borrower.  Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of August 31, 2017 or May 31, 2017.  Details of borrowings under this credit facility during the three months ended August 31, 2017 and August 31, 2016 are as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016
Number of days borrowed	13	4
Maximum amount borrowed	$660.0	$350.0
Weighted-average amount borrowed	$278.8	$237.5
Weighted-average interest rate	4.23%	3.50%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, during the three months ended August 31, 2017, the Company borrowed $100.0 million for a three-day period at a weighted-average LIBOR-based interest rate of 4.25%.  Subsequent to August 31, 2017, the Company borrowed two times, on an overnight basis, $650.0 million on a weighted-average basis under this credit facility.

JPM $500 Million Credit Facility:  There were no borrowings outstanding under this credit facility during the three months ended August 31, 2017.  Subsequent to August 31, 2017, the Company borrowed two times, on an overnight basis, $212.5 million on a weighted-average basis under this credit facility.

PNC $150 Million Credit Facility:  As of August 31, 2017, the Company has $57.2 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during the three months ended August 31, 2017 and August 31, 2016, are as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016
Number of days borrowed	88	84
Maximum amount borrowed	$57.2	$51.3
Weighted-average amount borrowed	$55.8	$51.3
Weighted-average interest rate	1.67%	1.01%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $52.8 million and $47.3 million as of August 31, 2017 and May 31, 2017, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2017 and July 2018 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit during the three months ended August 31, 2017 and August 31, 2016, or as of May 31, 2017.

Lines of credit: Effective August 17, 2017, the Company terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to the Company at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  There were no amounts outstanding under these lines of credit during the three months ended August 31, 2017 and August 31, 2016, or as of May 31, 2017.

Note L: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $5.0 million and $7.4 million of capital assets as of August 31, 2017 and May 31, 2017, respectively.

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2017. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note M: Income Taxes

The Company’s effective income tax rate was 34.4% and 33.0% for the three months ended August 31, 2017 and August 31, 2016, respectively.  The effective income tax rates in both periods were impacted by the recognition of a net discrete tax benefit related to employee stock-based compensation payments. The net discrete tax benefit impacted the three months ended August 31, 2017 and August 31, 2016 by approximately $0.01 per diluted share and $0.04 per diluted share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,”, the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2017 (the “first quarter”) and August 31, 2016, and our financial condition as of August 31, 2017. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2017 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2017 (“fiscal 2017”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

•

changes in the laws regulating collection and payment of payroll taxes, professional employer organizations, and employee benefits, including retirement plans, workers’ compensation insurance, health insurance (including health care reform legislation), state unemployment, and section 125 plans;

•	changes in health insurance and workers’ compensation insurance rates and underlying claims trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•

the possibility of cyber-attacks, security breaches, or other security vulnerabilities that could disrupt operations or expose confidential client data, and could also result in reduced revenues, increased costs, liability claims, or harm to our competitive position;

•	the possibility of the failure of our operating facilities, or the failure of our computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business processing improvements;

•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations, including possible liability related to our co-employment relationship with our professional employer organization (“PEO”);

•	potentially unfavorable outcomes related to pending or future legal matters; and

•	risks related to the integration of the businesses we acquire.

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2017 or other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known at this time, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued service penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses will lead to strong, long-term performance.

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs. Our payroll services are the foundation of our portfolio of HCM services. We support the small-business market through our core payroll, utilizing our robust Paychex Flex® processing platform, or SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of their business and have them integrated through one HCM solution.

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

Human Resource Services (“HRS”):

Paychex HR Services

Available through an administrative services organization (“ASO”) and a PEO, both options offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and on-site availability of a professionally trained HR representative, among other services. Our PEO differs from the ASO in that we serve as a co-employer of the clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. Paychex HR Essentials is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics.

Retirement services administration

Offers a variety of retirement plan options to clients, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services.

Insurance services

Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life. We also offer comprehensive solutions to help clients navigate the Affordable Care Act (“ACA”).

HR administration services	Offers cloud-based HR administration software products for employee benefits management and administration, time and attendance solutions, recruiting, and onboarding.

Other HR services and products	Includes section 125 plans, state unemployment insurance services, employee handbooks, management manuals, and personnel and required regulatory forms.

Our wholly owned subsidiary, Paychex Advance LLC, provides a portfolio of services to the temporary staffing industry.  This includes payroll funding via the purchase of accounts receivable to clients in the temporary staffing industry.

Overview

Our financial results for the first quarter reflected continued growth across our major HCM product lines.  Payroll service revenue and HRS revenue increased by  2% and 7%, respectively, for the first quarter.  Growth rates for the first quarter were tempered by tailwinds experienced in the prior year period related to demand arising from the implementation of the ACA.  We are managing our personnel costs and expenses while continuing to invest in our business, achieving operating income margins of 42.2% for the first quarter.

In August 2017, we announced our acquisition of HR Outsourcing Holdings, Inc. (“HROI”), a national PEO serving small and medium-sized businesses in more than 35 states.  This acquisition further supports our strong presence in the PEO industry.  During a time of regulatory change, and together with HROI, we share a strong commitment to the PEO business.

Interest rates available on high-quality financial instruments remain low, but are gradually increasing. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.4% for the first quarter, compared to 1.2% for the same period last year. In June 2017, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 1.0% to 1.25%.  The first quarter is the third fiscal quarter in a row to experience a 25-basis-point increase in the Federal Funds rate.

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing award-winning service and leading-edge technology solutions to our clients and their employees.  Concentrated effort remains on the continued enhancement of Paychex Flex, our robust, cloud-based HCM platform, which allows direct client access to payroll, HR, and benefits information in a streamlined and integrated approach to workplace management.

In August 2017, we announced our plans for a new multi-building Paychex campus based in Rochester, NY, the home of our corporate headquarters.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space in Rochester for an estimated cost of $60 million.  This campus will result in the consolidation of office space that is currently leased in the Rochester area.  Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•	Total revenue increased 4% to $816.8 million.

•	Total service revenue increased 4% to $803.1 million.

o	Payroll service revenue increased 2% to $457.8 million.

o	HRS revenue increased 7% to $345.3 million.

•	Interest on funds held for clients increased 14% to $13.7 million.

•	Operating income increased 7% to $345.0 million, and operating margin increased 110 basis points to 42.2%.

•	Net income and diluted earnings per share each increased 5% to $227.8 million and $0.63 per share, respectively.

•	Adjusted net income(1) increased 9% to $222.8 million and adjusted diluted earnings per share(1) increased 11% to $0.62 per share.

(1)

Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures.  Refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures.

Financial Position and Liquidity

Our financial position as of August 31, 2017 remained strong with cash and total corporate investments of $851.4 million.  Short-term borrowings totaled $57.2 million as of August 31, 2017.  Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, although they are beginning to increase gradually, tempering growth in our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the first quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of August 31, 2017 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $343.6 million for the first quarter, an increase of 17% over the same period last year. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends, targeting approximately 80% of our net income, to our stockholders. It is anticipated that cash and total corporate investments as of August 31, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the first quarter and our financial position as of August 31, 2017, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

Outlook

Our outlook for the fiscal year ending May 31, 2018 (“fiscal 2018”) is based upon current market, economic, and interest rate conditions continuing with no significant changes.  We have updated our guidance as a result of the acquisition of HROI and to reflect the net discrete tax benefit related to employee stock-based compensation payments recognized in the first quarter.  The updated guidance is as follows:

•	HRS revenue is anticipated to increase in the range of 12% to 14%;
•	Total revenue is expected to grow approximately 6%;
•	Operating income as a percent of total revenue is anticipated to be in the range of 39% to 40%; and
•	The effective income tax rate is anticipated to be in the range of 35.0% to 35.5%.

The other aspects of our guidance for fiscal 2018 remain unchanged from what we previously provided.

As previously provided, purchases of property and equipment are expected to be in the range of $180.0 million to $190.0 million, including estimated expenditures for the planned new five-building campus.

Ot

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2017	2016	Change
Revenue:
Payroll service revenue	$457.8	$450.9	2%
HRS revenue	345.3	322.6	7%
Total service revenue	803.1	773.5	4%
Interest on funds held for clients	13.7	12.0	14%
Total revenue	816.8	785.5	4%
Combined operating and SG&A expenses	471.8	462.5	2%
Operating income	345.0	323.0	7%
Investment income, net	2.1	1.5	38%
Income before income taxes	347.1	324.5	7%
Income taxes	119.3	107.1	11%
Effective income tax rate	34.4%	33.0%
Net income	$227.8	$217.4	5%
Diluted earnings per share	$0.63	$0.60	5%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2017, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016	Change
Average investment balances:
Funds held for clients	$3,786.6	$3,790.9	—%
Corporate investments	929.8	967.6	(4)%
Total	$4,716.4	$4,758.5	(1)%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.4%	1.3%
Corporate investments	1.2%	1.0%
Combined funds held for clients and corporate investments	1.4%	1.2%

Total net realized gains	$—	$0.1

As of:	August 31,	May 31,
$ in millions	2017	2017
Net unrealized gains on available-for-sale securities(1)	$38.6	$32.0
Federal Funds rate(2)	1.25%	1.0%
Total fair value of available-for-sale securities	$4,357.5	$4,613.2
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.2
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.8%	1.7%

(1)	The net unrealized loss on our investment portfolio was approximately $19.5 million as of October 2, 2017.

(2)	The Federal Funds rate was in the range of 1.0% to 1.25% as of August 31, 2017, compared to a range of 0.75% to 1.0% as of May 31, 2017.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $457.8 million for the first quarter, reflecting an increase of 2% compared to the same period last year.  The payroll service revenue growth in the first quarter was primarily driven by growth in revenue per check, which reflects price increases, net of discounts.

HRS revenue: HRS revenue was $345.3 million for the first quarter, reflecting an increase of 7% compared to the same period last year. HRS revenue growth was primarily driven by increases in client base across most major HCM services, including: comprehensive HR outsourcing services; retirement services; time and attendance; and insurance services. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.  Insurance services revenue benefited from an increase in the number of health and benefit applicants, coupled with higher average premiums for our workers’ compensation insurance services.  HROI contributed less than 1% to the growth in HRS revenue for the first quarter.

Total service revenue: Total service revenue was $803.1 million for the first quarter, reflecting an increase of 4% compared to the same period last year. The increase was attributable to the items previously discussed.

Interest on funds held for clients: Interest on funds held for clients was $13.7 million for the first quarter, reflecting an increase of 14% compared to the same period last year. The increase resulted primarily from higher average interest rates earned. The funds held for clients average investment balances were relatively flat for the first quarter compared to the same period last year, as the impact from wage inflation was offset by a decrease in checks per client.

Combined operating and SG&A expenses: Total expenses were $471.8 million for the first quarter, reflecting an increase of 2% compared to the same period last year. The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended
	August 31,
In millions	2017	2016	Change
Compensation-related expenses	$290.5	$290.8	—%
Depreciation and amortization	32.0	29.7	8%
PEO insurance costs	37.4	34.4	9%
Other expenses	111.9	107.6	4%
Total expenses	$471.8	$462.5	2%

Compensation-related expenses were relatively flat for the first quarter as the impact from higher wages was offset by lower selling costs.  Headcount as of both August 31, 2017 and August 31, 2016 was approximately 13,700 employees.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rate for depreciation and amortization for the first quarter was primarily driven by an increase in internally developed software that was placed in service over the past two years.

Growth in our PEO contributed to growth in total expenses for the first quarter.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Other expenses were impacted primarily by investment in technology as well as acquisition-related costs.

Operating income: Operating income was $345.0 million for the first quarter, reflecting an increase of 7% compared with the same period last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 42.2% for the first quarter compared to 41.1% for the same period last year.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $2.1 million for the first quarter,  reflecting an increase of 38% compared to the same period last year. This increase was primarily due to higher average interest rates earned, partially offset by a 4% decrease in average investment balances. The decrease in average investment balances was due to funds used for stock repurchases over the past twelve months as well as higher dividend payments.

Income taxes: Our effective income tax rate was 34.4% for the first quarter compared to 33.0% for the same period last year.  The effective income tax rates in both periods were impacted by a net discrete tax benefit related to employee stock-based compensation payments.  The net discrete tax benefits impacted diluted earnings per share by approximately $0.01 per share and $0.04 per share for the first quarter and prior year period, respectively.

Net income and diluted earnings per share: Net income and diluted earnings per share both increased 5% to $227.8 million and $0.63 per share, respectively, for the first quarter. These fluctuations were attributable to the factors previously discussed. Adjusted net income (non-GAAP) was $222.8 million for the first quarter reflecting growth of 9% as compared to the same period last year.  Adjusted diluted earnings per share (non-GAAP) was $0.62 per share for the first quarter reflecting an increase of 11% compared to the same period last year.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures:  Adjusted net income and adjusted diluted earnings per share are summarized as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016	Change
Net income	$227.8	$217.4	5%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments	(5.0)	(13.2)
Total non-GAAP adjustments	(5.0)	(13.2)
Adjusted net income	$222.8	$204.2	9%

Diluted earnings per share	$0.63	$0.60	5%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments	(0.01)	(0.04)
Total non-GAAP adjustments	(0.01)	(0.04)
Adjusted diluted earnings per share	$0.62	$0.56	11%

In addition to reporting net income and diluted earnings per share, U.S. GAAP measures, we present adjusted net income and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted net income and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted net income and adjusted diluted earnings per share both exclude the additional tax benefit or shortfall related to employee stock-based compensation recognized in income taxes.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.  We believe presenting net income and diluted earnings per share excluding this particular discrete tax item allows a better understanding of our core business performance.  Adjusted net income and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the SEC.  As such, they should not be considered as a substitute for the GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with, the GAAP measure.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2017 remained strong with cash and total corporate investments of $851.4 million.  Short-term borrowings totaled $57.2 million as of August 31, 2017.  We believe that our investments in an unrealized loss position as of August 31, 2017 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of August 31, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

Short-term Financing

We maintain credit facilities, letters of credit, and lines of credit as part of our normal and recurring business operations.

Credit Facilities:    We maintain three committed, unsecured credit facilities, as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A.(2)	Paychex of New York, LLC	August 5, 2015	August 5, 2020	$1 Billion	To meet short-term funding requirements.
JP Morgan Chase Bank, N.A.(2)	Paychex of New York, LLC	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association (“PNC”)	Paychex Advance, LLC	March 17, 2016	March 17, 2020	$150 Million	To finance working capital needs and general corporate purposes.

(1)  Borrower is a fully owned subsidiary of our Company.

(2)    JP Morgan Chase Bank, N.A. (“JPM”) acts as the administrative agent for this syndicated credit facility.

For all of the credit facilities, obligations under any facility are guaranteed by us and certain of our subsidiaries and will bear interest at competitive rates based on options provided to the borrower.  Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of August 31, 2017 or May 31, 2017.  Details of borrowings under this credit facility during the first quarter and respective prior year period are as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016
Number of days borrowed	13	4
Maximum amount borrowed	$660.0	$350.0
Weighted-average amount borrowed	$278.8	$237.5
Weighted-average interest rate	4.23%	3.50%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the first quarter,  we borrowed $100.0 million for a three-day period at a weighted-average LIBOR-based interest rate of 4.25%.  Subsequent to August 31, 2017, we borrowed two times, on an overnight basis, $650.0 million on a weighted-average basis under this credit facility.

JPM $500 Million Credit Facility:  There were no borrowings outstanding under this credit facility during the first quarter.  Subsequent to August 31, 2017, we borrowed two times, on an overnight basis, $212.5 million on a weighted-average basis under this credit facility.

PNC $150 Million Credit Facility:  As of August 31, 2017, we had $57.2 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during the first quarter and the respective prior year period, are as follows:

	For the three months ended
	August 31,
$ in millions	2017	2016
Number of days borrowed	88	84
Maximum amount borrowed	$57.2	$51.3
Weighted-average amount borrowed	$55.8	$51.3
Weighted-average interest rate	1.67%	1.01%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with all of these covenants as of August 31, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: We had irrevocable standby letters of credit available totaling $52.8 million as of August 31, 2017, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 2017 and July 2018, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit during the first quarter and three months ended August 31, 2016, or as of May 31, 2017.

Lines of credit:  Effective August 17, 2017, we terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credits were available to us at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business. No amounts were outstanding under these lines of credit during the first quarter and the respective prior year period, or as of May 31, 2017.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $5.0 million of capital assets as of August 31, 2017.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of August 31, 2017. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

In August 2017, we announced our plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space in Rochester for an estimated cost of $60.0 million.  Subsequent to August 31, 2017, and as of the date of this report, we have completed the purchase of two of these buildings for a combined cost of $19.5 million.  Renovations on the buildings purchased have not yet commenced.  In addition, in September 2017, we entered into a transaction with the County of Monroe Industrial Development Agency (“COMIDA”) for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of August 31, 2017.

Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2017	2016
Net income	$227.8	$217.4
Non-cash adjustments to net income	117.7	72.6
Cash (used in)/provided by changes in operating assets and liabilities	(1.9)	4.7
Net cash provided by operating activities	$343.6	$294.7

The increase in our operating cash flows for first quarter, compared to the same period last year, was primarily a result of higher net income adjusted for non-cash items, offset slightly by fluctuations in our operating assets and liabilities. The increase in non-cash adjustments was primarily due to a higher provision for deferred income taxes, which was impacted by the utilization of alternative minimum tax (“AMT”) credits carried forward from prior years.  This was offset in our operating assets and liabilities as accrued income taxes were lowered as the AMT credit was applied.  The remaining fluctuations in our operating assets and liabilities were primarily related to the timing related to income taxes and PEO payroll accruals and related unbilled receivables, which can fluctuate based on timing of period end compared to payroll check dates.

Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2017	2016
Net change in funds held for clients and corporate investment activities	$(684.4)	$400.6
Purchases of property and equipment	(18.0)	(20.3)
Acquisition of businesses, net of cash acquired	(8.2)	—
Purchases of other assets	(0.4)	—
Net cash (used in)/provided by investing activities	$(711.0)	$380.3

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10Q.

In general, fluctuations in the net change in funds held for clients and corporate investment activities primarily relate to timing of purchases, sales, or maturities of investments. The amount of funds held for clients will also vary based upon the timing of collecting client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

The first quarter reflected a net cash outflow resulting from the net change in funds held for clients and corporate investment activities, whereas there was a net cash inflow for the respective prior year period.  These fluctuations were attributable to timing of collections and remittances within the client funds portfolio, and related investment or liquidation of funds held for client fund obligations, as discussed further in the “Financing Cash Flows Activities” section which follows.

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities.

Acquisitions of businesses, net of cash acquired, reflects the acquisition of HROI in August 2017.  The acquisition consideration was a combination of cash and stock.  The amount reflected as cash outflow for the first quarter was the cash portion offset by cash balances acquired.

Purchases of other assets relates primarily to client list acquisitions.

Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2017	2016
Net change in client fund obligations	$645.5	$(567.8)
Net proceeds from short-term borrowings	57.2	51.3
Dividends paid	(179.1)	(166.3)
Repurchases of common shares	(94.1)	—
Activity related to equity-based plans	(12.3)	6.3
Net cash provided by/(used in) financing activities	$417.2	$(676.5)
Cash dividends per common share	$0.50	$0.46

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

The first quarter reflected a net cash inflow resulting from the net change in client fund obligations, whereas there was a net cash outflow for the same period last year.   For both the first quarter and the respective prior year period, payroll tax remittances exceeded collections, driven by timing of semi-weekly tax payments.  Semi-weekly tax payments at the end of May were delayed due to the Memorial Day Holiday and were not remitted until June.  This pattern was the same in both years.  However,  in the first quarter this impact was more than offset by  much larger collections for net payroll.   Since August 31, 2017 was a Thursday, which is a large collection day for payroll funds, there were significantly more net payroll funds on hand as of the end of the first quarter compared to May 31, 2017 or August 31, 2016, which were both Wednesday and a much less significant collection day.

Net proceeds from short-term borrowings:  During the first quarter, we borrowed funds under our credit facilities. Certain borrowings remained outstanding under the PNC credit facility as of August 31, 2017.  Borrowings are to finance working capital needs and general corporate purposes and increased slightly from the period ended August 31, 2016.

Dividends paid:  In July 2017, we announced a 9% increase in the quarterly dividend paid to shareholders to $0.50 per share from $0.46 per share. The increase in dividend payments for the first quarter compared to the corresponding period last year is primarily due to this increase in rate, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock: In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, with authorization expiring in May 31, 2019. The purpose of the program is to manage common stock dilution.    During the first quarter, we repurchased 1.6 million shares of our common stock for $94.1 million.    During the  three months ended August 31, 2016,  we did not repurchase any shares of our common stock.   All shares of common stock repurchased were retired.  As of August 31, 2017, approximately $149.4 million remains available under the approved common stock repurchase program.

Activity related to equity-based plans:  Net cash outflows from activity related to equity-based plans increased for the first quarter compared to the respective prior year period primarily as a result of lower proceeds from stock option exercises and decreases in stock price, as 0.6 million options were exercised during the first quarter compared to 1.3 million options exercised during the respective prior year period.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds  - including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds - along with U.S. government agency securities and corporate bonds. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During the first quarter our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to foreign investments.  We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.4% compared with 1.2% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, excluding VRDNs, which as of August 31, 2017 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$286.3	$287.0
Due after one year through three years	803.0	812.0
Due after three years through five years	1,026.3	1,048.5
Due after five years	2,203.3	2,210.0
Total	$4,318.9	$4,357.5

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

In June 2017, the Federal Funds rate was raised by 25 basis points to a range of 1.0% to 1.25%.  The Federal Reserve has raised the rate by 25 basis points four times since December 2015.

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.0 billion for fiscal 2018. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized gain of $38.6 million as of August 31, 2017, compared with a net unrealized gain of $32.0 million as of May 31, 2017. During the first quarter, the net unrealized gain on our investment portfolios ranged from $14.9  million to $39.6 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolios was approximately $19.5 million as of October 2, 2017.

As of August 31, 2017 and May 31, 2017, we had $4.4 billion and $4.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.8% as of August 31, 2017 and 1.7% as of May 31, 2017. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of August 31, 2017 would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2017 were not other-than-temporarily impaired. While $406.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $3.6 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of August 31, 2017 and May 31, 2017 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2017, filed with the SEC on July 21, 2017. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•	revenue recognition;

•	PEO insurance reserves;

•	goodwill and other intangible assets;

•	stock-based compensation costs; and

•	income taxes.

There have been no material changes in these aforementioned critical accounting policies.

NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements: Refer to Note A of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements: Refer to Note A of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of August 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal control over financial reporting to determine whether any change occurred during the quarter ended August 31, 2017. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended August 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2017, we issued $33.2 million or 0.6 million shares of the Company’s common stock to HR Outsourcing Holdings, Inc. in connection with the acquisition of HR Outsourcing Holdings, Inc., and all of its operating subsidiaries.

The above transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.  In reliance on this exemption, we considered the following:

•	The company did not engage in any general solicitation or advertising;
•	The purchaser is sophisticated in matters of finance and business;
•	The purchaser was given access to the type of information regarding the Company that would typically be included in a prospectus used in connection with an offering registered with the SEC; and
•	The purchaser agreed to hold the securities for its own account, and not with a view to distribute the securities.

Issuer Purchases of Equity Securities

In July 2016, the Company’s Board of Directors approved a program to repurchase up to $350.0 million of the Company's common stock, authorized through May 31, 2019.  The purpose of the program is to manage common stock dilution.  The following table provides information relating to our repurchase of common stock during the first quarter:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Approximate dollar value of shares that may yet be purchased under the programs
June 1, 2017 - June 30, 2017	—	$—	—	$243,522,180
July 1, 2017 - July 31, 2017	1,499,800	$57.26	1,499,800	$157,686,424
August 1, 2017 - August 31, 2017	150,000	$54.93	150,000	$149,443,642
Total for the period	1,649,800	$57.02	1,649,800	$149,443,642

Shares repurchased were retired.

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

PAYCHEX, INC.

Date:	October 5, 2017	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 5, 2017	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit number	Description
10.1

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Performance-Based Restricted Stock Award Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 8, 2017.

10.2

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amendment to Award Agreements, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 8, 2017.

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