Form 10-Q
period 2017-11-30
PAYCHEX INC
filed 2017-12-21
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	359,185,462	Shares
CLASS	OUTSTANDING AS OF	November 30, 2017

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2017	2016	2017	2016
Revenue:
Service revenue	$812.5	$760.0	$1,615.6	$1,533.5
Interest on funds held for clients	14.0	11.4	27.7	23.4
Total revenue	826.5	771.4	1,643.3	1,556.9
Expenses:
Operating expenses	248.7	226.3	480.8	451.4
Selling, general and administrative expenses	245.6	234.0	485.3	471.4
Total expenses	494.3	460.3	966.1	922.8
Operating income	332.2	311.1	677.2	634.1
Investment income, net	1.7	0.9	3.8	2.4
Income before income taxes	333.9	312.0	681.0	636.5
Income taxes	116.9	109.9	236.2	217.0
Net income	$217.0	$202.1	$444.8	$419.5

Other comprehensive loss, net of tax:
Unrealized losses on securities, net of tax	(33.6)	(56.0)	(29.2)	(46.0)
Total other comprehensive loss, net of tax	(33.6)	(56.0)	(29.2)	(46.0)
Comprehensive income	$183.4	$146.1	$415.6	$373.5

Basic earnings per share	$0.60	$0.56	$1.24	$1.16
Diluted earnings per share	$0.60	$0.56	$1.23	$1.16
Weighted-average common shares outstanding	359.1	360.2	359.0	360.4
Weighted-average common shares outstanding, assuming dilution	361.4	362.6	361.4	363.2
Cash dividends per common share	$0.50	$0.46	$1.00	$0.92

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	November 30,	May 31,
	2017	2017
Assets
Cash and cash equivalents	$257.2	$184.6
Corporate investments	81.4	138.8
Interest receivable	35.2	35.9
Accounts receivable, net of allowance for doubtful accounts	595.2	507.5
Prepaid income taxes	62.4	45.0
Prepaid expenses and other current assets	73.4	58.3
Current assets before funds held for clients	1,104.8	970.1
Funds held for clients	4,888.2	4,301.9
Total current assets	5,993.0	5,272.0
Long-term corporate investments	480.9	454.0
Property and equipment, net of accumulated depreciation	377.1	337.2
Intangible assets, net of accumulated amortization	77.4	57.6
Goodwill	698.1	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	33.2	30.9
Total assets	$7,684.6	$6,833.7
Liabilities
Accounts payable	$58.4	$57.2
Accrued compensation and related items	281.2	280.5
Short-term borrowings	133.4	—
Deferred revenue	27.0	22.9
Other current liabilities	103.8	91.9
Current liabilities before client fund obligations	603.8	452.5
Client fund obligations	4,897.9	4,272.6
Total current liabilities	5,501.7	4,725.1
Accrued income taxes	50.1	45.6
Deferred income taxes	85.0	33.9
Other long-term liabilities	78.9	73.8
Total liabilities	5,715.7	4,878.4
Commitments and contingencies — Note L
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.2 shares as of November 30, 2017 and 359.4 shares as of May 31, 2017	3.6	3.6
Additional paid-in capital	1,093.5	1,030.0
Retained earnings	881.0	901.7
Accumulated other comprehensive (loss)/income	(9.2)	20.0
Total stockholders’ equity	1,968.9	1,955.3
Total liabilities and stockholders’ equity	$7,684.6	$6,833.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2017	2016
Operating activities
Net income	$444.8	$419.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	65.7	59.7
Amortization of premiums and discounts on available-for-sale securities	33.8	37.0
Stock-based compensation costs	19.1	17.6
Provision for deferred income taxes	68.4	24.0
Provision for allowance for doubtful accounts	1.8	2.7
Net realized gains on sales of available-for-sale securities	—	(0.1)
Changes in operating assets and liabilities:
Interest receivable	0.7	0.3
Accounts receivable	(56.5)	(123.0)
Prepaid expenses and other current assets	(25.8)	(46.4)
Accounts payable and other current liabilities	(34.3)	5.8
Net change in other long-term assets and liabilities	1.7	16.3
Net cash provided by operating activities	519.4	413.4
Investing activities
Purchases of available-for-sale securities	(20,324.3)	(23,664.1)
Proceeds from sales and maturities of available-for-sale securities	20,708.7	24,198.5
Net change in funds held for clients’ money market securities and other cash equivalents	(1,018.0)	214.9
Purchases of property and equipment	(95.5)	(46.8)
Acquisition of businesses, net of cash acquired	(17.9)	—
Purchases of other assets	(4.1)	(4.6)
Net cash (used in)/provided by investing activities	(751.1)	697.9
Financing activities
Net change in client fund obligations	625.3	(693.6)
Net proceeds from short-term borrowings	133.4	103.1
Dividends paid	(358.9)	(331.5)
Repurchases of common shares	(94.1)	(166.2)
Activity related to equity-based plans	(1.4)	10.4
Net cash provided by/(used in) financing activities	304.3	(1,077.8)
Increase in cash and cash equivalents	72.6	33.5
Cash and cash equivalents, beginning of fiscal year	184.6	131.5
Cash and cash equivalents, end of period	$257.2	$165.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2017

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Germany, which represented less than one percent of the Company's total revenue for each of the six months ended November 30, 2017 and November 30, 2016.  Long-lived assets in Germany are insignificant in relation to total long-lived assets of the Company as of November 30, 2017 and May 31, 2017.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2017 (“fiscal 2017”).  Operating results and cash flows for the six months ended November 30, 2017 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2018 (“fiscal 2018”).

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $10.4 million and $19.1 million for the three and six months ended November 30, 2017, respectively, as compared with $8.5 million and $17.6 million for the three and six months ended November 30, 2016, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2017 Form 10-K.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the six months ended November 30, 2017.

Recently issued accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early application permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is in the preliminary stages of gathering data and assessing the impact of the new lease standard.  However, the Company anticipates that the adoption of the new lease accounting standard will impact its Consolidated Balance Sheets.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the six months ended November 30, 2017 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2017	2016	2017	2016
Basic earnings per share:
Net income	$217.0	$202.1	$444.8	$419.5
Weighted-average common shares outstanding	359.1	360.2	359.0	360.4
Basic earnings per share	$0.60	$0.56	$1.24	$1.16
Diluted earnings per share:
Net income	$217.0	$202.1	$444.8	$419.5
Weighted-average common shares outstanding	359.1	360.2	359.0	360.4
Dilutive effect of common share equivalents	2.3	2.4	2.4	2.8
Weighted-average common shares outstanding, assuming dilution	361.4	362.6	361.4	363.2
Diluted earnings per share	$0.60	$0.56	$1.23	$1.16
Weighted-average anti-dilutive common share equivalents	1.2	0.7	1.1	0.6

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended November 30, 2017 and November 30, 2016, 0.3 million and 0.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  For the six months ended November 30, 2017 and November 30, 2016, 0.8 million and 1.4 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  In addition, for the six months ended November 30, 2017, 0.6 million shares of the Company’s common stock were issued in relation to an immaterial business acquisition completed in August 2017.  Refer to Note C below for further details.

In July 2016, the Company announced that its Board of Directors approved a program to repurchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution. No shares were repurchased during the three months ended November 30, 2017.   During the six months ended November 30, 2017, the Company repurchased 1.6 million shares for $94.1 million.  During the three and six months ended November 30, 2016, the Company repurchased 2.9 million shares for $166.2 million, of which $59.7 million were repurchased under a previously authorized common stock repurchase program.  All shares repurchased were retired.

Note C: Business Combination

Effective August 18, 2017, the Company acquired HR Outsourcing Holdings, Inc. (“HROI”) and all of its operating subsidiaries.  HROI is a national PEO that provides HR solutions to small- and medium-sized businesses in more than 35 states.  The acquisition expands the Company’s presence in the PEO industry.  The purchase price was $75.4 million and was comprised of $42.2 million of cash plus $33.2 million issued in the form of Paychex common stock.  Goodwill in the amount of $41.0 million was recorded as a result of the acquisition, which is not tax-deductible.  The goodwill recorded is provisional and subject to change, pending completion of the valuation of the assets acquired and liabilities assumed.  However, further changes to goodwill as a result of the acquisition are not anticipated to be material to the Company’s Consolidated Balance Sheets.

The financial results of HROI are included in the Company’s consolidated financial statements from the date of acquisition.  The Company concluded that the acquisition was not material to its results of operations and financial position.  Therefore, pro-forma financial information has been excluded.

Note D: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2017	2016	2017	2016
Interest income on corporate funds	$2.7	$2.4	$5.6	$4.8
Interest expense	(1.3)	(0.6)	(2.1)	(1.3)
Net gain/(loss) from equity-method investments	0.3	(0.9)	0.3	(1.1)
Investment income, net	$1.7	$0.9	$3.8	$2.4

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	November 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$1,282.8	$—	$—	$1,282.8
Available-for-sale securities:
Corporate bonds	291.8	1.3	(1.7)	291.4
General obligation municipal bonds	1,365.2	4.2	(7.6)	1,361.8
Pre-refunded municipal bonds(1)	72.9	0.6	(0.1)	73.4
Revenue municipal bonds	892.4	2.4	(5.7)	889.1
U.S. government agency securities	398.2	—	(7.6)	390.6
Variable rate demand notes	1,142.6	—	—	1,142.6
Total available-for-sale securities	4,163.1	8.5	(22.7)	4,148.9
Other	16.0	2.8	—	18.8
Total funds held for clients and corporate investments	$5,461.9	$11.3	$(22.7)	$5,450.5

	May 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients money market securities and other cash equivalents	$264.8	$—	$—	$264.8
Available-for-sale securities:
Corporate bonds	208.6	2.7	(0.5)	210.8
General obligation municipal bonds	1,422.0	21.2	(0.9)	1,442.3
Pre-refunded municipal bonds(1)	54.6	0.9	—	55.5
Revenue municipal bonds	929.2	12.5	(0.8)	940.9
U.S. government agency securities	328.9	0.5	(3.6)	325.8
Variable rate demand notes	1,637.9	—	—	1,637.9
Total available-for-sale securities	4,581.2	37.8	(5.8)	4,613.2
Other	14.8	1.9	—	16.7
Total funds held for clients and corporate investments	$4,860.8	$39.7	$(5.8)	$4,894.7

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of November 30, 2017 were bank demand deposit accounts, commercial paper, and money market funds.  Included in money market securities and other cash equivalents as of May 31, 2017 were bank demand deposit accounts and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In millions	2017	2017
Funds held for clients	$4,888.2	$4,301.9
Corporate investments	81.4	138.8
Long-term corporate investments	480.9	454.0
Total funds held for clients and corporate investments	$5,450.5	$4,894.7

The Company’s available-for-sale securities reflected a net unrealized loss of $14.2 million as of November 30, 2017 compared with a net unrealized gain of $32.0 million as of and May 31, 2017.  Included in the net unrealized loss as of November 30, 2017 were 689 available-for-sale securities in an unrealized loss position.  Included in the net unrealized gain as of May 31, 2017 were  216 available-for-sale securities in an unrealized loss position. The available-for-sale securities in an unrealized loss position were as follows:

	November 30, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(1.0)	$117.1	$(0.7)	$35.3	$(1.7)	$152.4
General obligation municipal bonds	(5.5)	723.2	(2.1)	76.3	(7.6)	799.5
Pre-refunded municipal bonds	(0.1)	13.4	—	5.8	(0.1)	19.2
Revenue municipal bonds	(4.3)	478.0	(1.4)	52.4	(5.7)	530.4
U.S. government agency securities	(2.0)	190.8	(5.6)	178.5	(7.6)	369.3
Total	$(12.9)	$1,522.5	$(9.8)	$348.3	$(22.7)	$1,870.8

	May 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.5)	$43.6	$—	$—	$(0.5)	$43.6
General obligation municipal bonds	(0.9)	188.8	—	—	(0.9)	188.8
Pre-refunded municipal bonds	—	9.2	—	—	—	9.2
Revenue municipal bonds	(0.8)	154.8	—	1.0	(0.8)	155.8
U.S. government agency securities	(3.6)	210.0	—	—	(3.6)	210.0
Total	$(5.8)	$606.4	$—	$1.0	$(5.8)	$607.4

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of November 30, 2017 that had gross unrealized losses of $22.7 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2017 and May 31, 2017 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains were insignificant for the three and six months ended November 30, 2017 and November 30, 2016. There were no realized losses for the three and six months ended November 30, 2017.  Realized losses were insignificant for the three and six months ended November 30, 2016.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2017

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$326.8	$326.8
Due after one year through three years	838.8	837.7
Due after three years through five years	1,041.4	1,041.9
Due after five years	1,956.1	1,942.5
Total	$4,163.1	$4,148.9

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$11.9	$—	$11.9	$—
Money market securities	31.7	31.7	—	—
Total cash equivalents	$43.6	$31.7	$11.9	$—
Available-for-sale securities:
Corporate bonds	$291.4	$—	$291.4	$—
General obligation municipal bonds	1,361.8	—	1,361.8	—
Pre-refunded municipal bonds	73.4	—	73.4	—
Revenue municipal bonds	889.1	—	889.1	—
U.S. government agency securities	390.6	—	390.6	—
Variable rate demand notes	1,142.6	—	1,142.6	—
Total available-for-sale securities	$4,148.9	$—	$4,148.9	$—
Other	$18.8	$18.8	$—	$—
Liabilities:
Other long-term liabilities	$18.8	$18.8	$—	$—

	May 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$210.8	$—	$210.8	$—
General obligation municipal bonds	1,442.3	—	1,442.3	—
Pre-refunded municipal bonds	55.5	—	55.5	—
Revenue municipal bonds	940.9	—	940.9	—
U.S. government agency securities	325.8	—	325.8	—
Variable rate demand notes	1,637.9	—	1,637.9	—
Total available-for-sale securities	$4,613.2	$—	$4,613.2	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

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

Note G: Accounts Receivable, Net of Allowance for Doubtful Accounts

The components of accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	November 30,	May 31,
In millions	2017	2017
PEO receivables(1)	$123.5	$137.8
Purchased receivables(2)	306.3	257.3
Other trade receivables(3)	171.8	118.4
Total accounts receivable, gross	601.6	513.5
Less: Allowance for doubtful accounts	6.4	6.0
Accounts receivable, net of allowance for doubtful accounts	$595.2	$507.5
(1)

PEO receivables are primarily client wages and related tax withholdings since the last payroll processed.  Balances will vary based on timing of the last payroll processed and the end of the reporting period.

(2)	Purchased receivables relate to payroll funding arrangements with clients in the temporary staffing industry.
(3)	Other trade receivables primarily relate to other ongoing services provided to our clients and can vary based on the timing of these services and the end of the reporting period.

No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Note H: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In millions	2017	2017
Land and improvements	$9.7	$8.3
Buildings and improvements	123.7	103.5
Data processing equipment	207.5	199.7
Software (1)	507.1	496.1
Furniture, fixtures, and equipment	113.4	115.2
Leasehold improvements	108.2	109.5
Construction in progress (1)	52.2	18.7
Total property and equipment, gross	1,121.8	1,051.0
Less: Accumulated depreciation	744.7	713.8
Property and equipment, net of accumulated depreciation	$377.1	$337.2
(1)

Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $28.4 million and $56.5 million for the three and six months ended November 30, 2017, respectively, compared to $25.5 million and $50.8 million for the three and six months ended November 30, 2016, respectively.

In August 2017, the Company announced its plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space in Rochester for a total estimated cost of approximately $60 million.  The new campus will result in the consolidation of currently leased space in the Rochester area.  During the three months ended November 30, 2017, the Company completed the purchase of these buildings for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for building renovations, which have commenced.  In addition, in September 2017, the Company entered into a transaction with the County of Monroe Industrial Development Agency (“COMIDA”) for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Note I: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $698.1 million as of November 30, 2017 and $657.1 million as of May 31, 2017.  The increase of $41.0 million in goodwill since May 31, 2017 was the result of the acquisition of HROI in August 2017.  Refer to Note C for further information.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In millions	2017	2017
Client lists	$277.9	$293.5
Other intangible assets	5.4	5.4
Total intangible assets, gross	283.3	298.9
Less: Accumulated amortization	205.9	241.3
Intangible assets, net of accumulated amortization	$77.4	$57.6

Amortization expense relating to intangible assets was $5.3 million and $9.2 million for the three and six months ended November 30, 2017, respectively, compared to $4.5 million and $8.9 million for the three and six months ended November 30, 2016, respectively.

As of November 30, 2017, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2018 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2018	$20.1
2019	18.1
2020	14.6
2021	11.5
2022	8.7

Note J: Accumulated Other Comprehensive (Loss)/Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities is the primary component reported in accumulated other comprehensive (loss)/income on the Company’s Consolidated Balance Sheets.  The changes in accumulated other comprehensive (loss)/income are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2017	2016	2017	2016
Beginning balance	$24.4	$39.2	$20.0	$29.2
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net of tax	(33.6)	(56.0)	(29.2)	(46.0)
Total other comprehensive loss, net of tax	(33.6)	(56.0)	(29.2)	(46.0)
Ending balance	$(9.2)	$(16.8)	$(9.2)	$(16.8)

Total tax benefit included in other comprehensive loss	$(19.3)	$(32.0)	$(16.8)	$(26.3)

Reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities were insignificant for the three and six months ended November 30, 2017 and November 30, 2016.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note K: Short-term Financing

The Company maintains credit facilities, letters of credit, and lines of credit as part of its normal and recurring business operations.

Credit Facilities:  The Company maintains three committed, unsecured credit facilities, as follows:

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of November 30, 2017 or May 31, 2017.  Details of borrowings under this credit facility during the three and six months ended November 30, 2017 and November 30, 2016 are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2017	2016	2017	2016
Number of days borrowed	6	15	19	19
Maximum amount borrowed	$700.0	$350.0	$700.0	$350.0
Weighted-average amount borrowed	$445.8	$223.3	$331.6	$226.3
Weighted-average interest rate	4.25%	2.53%	4.24%	2.74%

The Company typically borrows on an overnight basis. During the six months ended November 30, 2017, in addition to overnight borrowings, the Company borrowed $100.0 million for a three-day period at a weighted-average interest rate of 4.25%.  During the six months ended November 30, 2016, the Company borrowed $150.0 million for seven days and $50.0 million for eighteen days at weighted-average LIBOR-based interest rates of 1.39%.  Subsequent to November 30, 2017, the Company borrowed two times, on an overnight basis, $125.0 million on a weighted-average basis.

JPM $500 Million Credit Facility: During the three months ended November 30, 2017, the Company borrowed against this credit facility for the first time.  As of November 30, 2017, the Company had $75.0 million outstanding under this credit facility, which was subsequently repaid in December 2017.     Details of borrowings under this credit facility during the three and six months ended November 30, 2017 are as follows:

For the three and six months ended
November 30,
$ in millions	2017
Number of days borrowed	20
Maximum amount borrowed	$400.0
Weighted-average amount borrowed	$215.8
Weighted-average interest rate	2.84%

The Company typically borrows on an overnight basis. In addition to overnight borrowings, during the three months ended November 30, 2017, the Company borrowed $300.0 million for seven days and $75.0 million for eleven days at weighted-average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of November 30, 2017, the Company had $58.4 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during the three and six months ended November 30, 2017 and November 30, 2016, are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2017	2016	2017	2016
Number of days borrowed	91	91	179	177
Maximum amount borrowed	$58.6	$53.1	$58.6	$53.1
Weighted-average amount borrowed	$57.8	$52.2	$56.8	$51.8
Weighted-average interest rate	1.78%	1.08%	1.73%	1.05%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $52.8 million and $47.3 million as of November 30, 2017 and May 31, 2017, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2018 and December 2018 and are collateralized by securities held in the Company’s investment portfolios. No amounts were outstanding on these letters of credit as of or during the six months ended November 30, 2017 and November 30, 2016, or as of May 31, 2017.  Subsequent to November 30, 2017, the Company opened an additional irrevocable standby letter of credit totaling $4.1 million, required to secure commitments for certain insurance policies related to the acquisition of HROI, expiring in November 2018.

Lines of credit: Effective August 17, 2017, the Company terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to the Company at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  There were no amounts outstanding under these lines of credit as of or during the six months ended November 30, 2017 and November 30, 2016.

Note L: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $4.5 million and $7.4 million of capital assets as of November 30, 2017 and May 31, 2017, respectively.

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

Paychex currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2017. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note M: Income Taxes

The Company’s effective income tax rate was 35.0% and 35.2% for the three months ended November 30, 2017 and November 30, 2016, respectively, and 34.7% and 34.1% the six months ended November 30, 2017 and November 30, 2016, respectively.  The effective income tax rates in these periods were impacted by the recognition of a net discrete tax benefit related to employee stock-based compensation payments. The net discrete tax benefit impacted the three months ended November 30, 2017 by approximately $0.01 per diluted share and was immaterial for the three months ended November 30, 2016.  The net discrete tax benefit impacted the six months ended November 30, 2017 and November 30, 2016 by approximately $0.02 per diluted share and $0.04 per diluted share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,”, the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2017 (the “second quarter”) and six months ended November 30, 2017 (the “six months”) and November 30, 2016, and our financial condition as of November 30, 2017. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2017 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2017 (“fiscal 2017”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

•

changes in the laws regulating collection and payment of payroll taxes, professional employer organizations (“PEO”s), and employee benefits, including retirement plans, workers’ compensation insurance, health insurance (including health care reform legislation), state unemployment, and section 125 plans;

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

•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations, including possible liability related to our co-employment relationship with our PEO;

•	potential outcomes related to pending or future legal and legislative matters, including possible tax reform; and

•	risks related to the integration of the businesses we acquire.

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

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued service penetration; and engaging in strategic acquisitions. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses will lead to strong, long-term financial performance.

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

Overview

Our financial results for the second quarter reflected continued growth across our major HCM product lines.  Total service revenue increased 7% for the second quarter.  The acquisition of HR Outsourcing Holdings, Inc. (“HROI”), completed during August 2017, contributed approximately 3% to total service revenue growth for the second quarter.  We are integrating HROI into our existing PEO business with favorable initial results.  This integration further strengthens and expands our presence in the PEO market and positions us for stronger, long-term growth.  Payroll service revenue and HRS revenue increased by 1% and 15%, respectively, for the second quarter.  We are managing our personnel costs and expenses while continuing to invest in our business, achieving operating income margins of 40.2% for the second quarter.

Interest rates available on high-quality financial instruments remain low, but are gradually increasing. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for the second quarter, compared to 1.2% for the same period last year. In December 2017, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 1.25% to 1.50%.

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

We have continued our focus on leading-edge technology, where we are committed to delivering to our clients the best and most robust solutions available on the market. At the HR Technology Conference and Exposition in October 2017, we were excited to introduce our new product bundles, including our new do-it-yourself online employee handbook offering and our cutting-edge InVisionTM Iris Time Clock.  We are proud to continue to receive recognition for our innovation in technology, including our recent gold-medal award for the “Best Advance in HR or Workforce Management Technology for Small and Medium-sized Businesses” from Brandon Hall Group.

In August 2017, we announced our plans for a new multi-building Paychex campus based in Rochester, NY, the home of our corporate headquarters.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space in Rochester for an estimated total cost of approximately $60 million.  The new campus will result in the consolidation of currently leased space in the Rochester area.  During the second quarter, we completed the purchase of these buildings for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for the building renovations, which have commenced.  Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

Highlights of the financial results for the second quarter as compared to the same period last year are as follows:

•	Total revenue increased 7% to $826.5 million.
•	Total service revenue increased 7% to $812.5 million; 3% of this growth contributed by HROI.
o	Payroll service revenue increased 1% to $444.8 million.
o	HRS revenue increased 15% to $367.7 million.
•	Interest on funds held for clients increased 23% to $14.0 million.
•	Operating income increased 7% to $332.2 million.
•	Net income and diluted earnings per share each increased 7% to $217.0 million and $0.60 per share, respectively.
•	Adjusted net income(1) increased 7% to $214.4 million and adjusted diluted earnings per share(1) increased 5% to $0.59 per share.
(1)

Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures.  Refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures.

Financial Position and Liquidity

Our financial position as of November 30, 2017 remained strong with cash and total corporate investments of $819.5 million.  Short-term borrowings totaled $133.4 million as of November 30, 2017.  Our investment strategy focuses on protecting principal and optimizing liquidity. Yields on high credit quality financial instruments remain low, although they are beginning to increase gradually, tempering growth in our income earned on funds held for clients and corporate investments. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the second quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A substantial portion of our investment portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of November 30, 2017 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $519.4 million for the six months, an increase of 26% over the same period last year. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends, targeting approximately 80% of our net income, to our stockholders. It is anticipated that cash and total corporate investments as of November 30, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the second quarter and our financial position as of November 30, 2017, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

Outlook

Our outlook for the fiscal year ending May 31, 2018 (“fiscal 2018”) is based upon current market, economic, and interest rate conditions continuing with no significant changes.  Our guidance for fiscal 2018 is unchanged from what we disclosed in our last Form 10-Q filing made on October 5, 2017, and is summarized as follows:

•	Payroll service revenue is anticipated to increase in the range of 1% to 2%;
•	HRS revenue is anticipated to increase in the range of 12% to 14%;
•	Interest on funds held for clients is expected to reflect growth in the mid- to upper-teens;
•	Total revenue is expected to grow approximately 6%;
•	Operating income, as a percent of total revenue, is anticipated to be in the range of 39% to 40%;
•	Investment income, net is expected to be in the range of $9.0 million to $11.0 million;
•	The effective income tax rate is anticipated to be in the range of 35.0% to 35.5%;
•	Net income is expected to increase approximately 5% and adjusted net income(1) is anticipated to increase approximately 7%; and
•	Diluted earnings per share is expected to increase in the range of 5% to 6% and adjusted diluted earnings per share(1) is expected to increase in the range of 7% to 8%.

Our fiscal 2018 guidance presented above does not include any impact from tax reform legislation.  We anticipate that the impact of tax reform legislation will be a benefit of 10% to 12% on our annualized effective income tax rate.  This is based upon our current understanding of the legislation and may be subject to change upon further review of the final law and interpretive guidance that may be missed.  We expect a portion of these benefits to be reinvested in the business to drive future growth.

(1)

Adjusted net income and adjusted diluted earnings per share are not U.S. GAAP measures.  Refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures.  The difference between our guidance for the GAAP measures of net income and diluted earnings per share and the related non-GAAP measures of adjusted net income and adjusted diluted earnings per share is limited to the additional tax benefit or shortfall related to employee stock-based compensation payments recognized in income taxes.  We have not incorporated any assumptions regarding such a discrete tax benefit in our fiscal 2018 projections for the second half of the year, as factors impacting the amount are subject to uncertainty.  The uncertainty primarily relates to employee decisions regarding exercise of stock-based awards and the market price of our common stock at the time.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2017	2016	Change	2017	2016	Change
Revenue:
Payroll service revenue	$444.8	$440.9	1%	$902.6	$891.8	1%
HRS revenue	367.7	319.1	15%	713.0	641.7	11%
Total service revenue	812.5	760.0	7%	1,615.6	1,533.5	5%
Interest on funds held for clients	14.0	11.4	23%	27.7	23.4	19%
Total revenue	826.5	771.4	7%	1,643.3	1,556.9	6%
Combined operating and SG&A expenses	494.3	460.3	7%	966.1	922.8	5%
Operating income	332.2	311.1	7%	677.2	634.1	7%
Investment income, net	1.7	0.9	94%	3.8	2.4	59%
Income before income taxes	333.9	312.0	7%	681.0	636.5	7%
Income taxes	116.9	109.9	6%	236.2	217.0	9%
Effective income tax rate	35.0%	35.2%		34.7%	34.1%
Net income	$217.0	$202.1	7%	$444.8	$419.5	6%
Diluted earnings per share	$0.60	$0.56	7%	$1.23	$1.16	6%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2017, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2017	2016	Change	2017	2016	Change
Average investment balances:
Funds held for clients	$3,660.9	$3,661.7	—%	$3,723.8	$3,726.3	—%
Corporate investments	893.7	897.8	—%	911.7	932.7	(2)%
Total	$4,554.6	$4,559.5	—%	$4,635.5	$4,659.0	(1)%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.5%	1.2%		1.5%	1.3%
Corporate investments	1.2%	1.1%		1.2%	1.0%
Combined funds held for clients and corporate investments	1.5%	1.2%		1.4%	1.2%

Total net realized gains	$—	$—		$—	$0.1

As of:	November 30,	May 31,
$ in millions	2017	2017
Net unrealized (losses)/gains on available-for-sale securities(1)	$(14.2)	$32.0
Federal Funds rate(2)	1.25%	1.0%
Total fair value of available-for-sale securities	$4,148.9	$4,613.2
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.2
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.8%	1.7%
(1)	The net unrealized loss on our investment portfolio was approximately $8.0 million as of December 18, 2017.

(2)

The Federal Funds rate was in the range of 1.0% to 1.25% as of November 30, 2017, compared to a range of 0.75% to 1.0% as of May 31, 2017.  In December 2017, the Federal Funds rate was raised by 25 basis points to a range of 1.25% to 1.50%.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $444.8 million for the second quarter and $902.6 million for the six months, both reflecting increases of 1% as compared to the same periods last year.  The payroll service revenue growth in both the second quarter and the six months was primarily driven by growth in revenue per check, which reflects price increases, net of discounts.  Payroll service revenue growth was tempered by changes in client base mix.

HRS revenue: HRS revenue was $367.7 million for the second quarter and $713.0 million for the six months, reflecting increases of 15% and 11%, respectively, compared to the same periods last year, including the contributions from HROI.  The HRS revenue growth was primarily driven by increases in client base across most major HCM services, including: comprehensive HR outsourcing services; retirement services; time and attendance; and insurance services. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Retirement services revenue benefited from an increase in asset fee revenue earned on the asset value of participants’ funds as well as an increase in the number of plans served.  Insurance services revenue benefited from an increase in the number of health and benefit applicants, coupled with higher average premiums for our workers’ compensation insurance services.

Total service revenue: Total service revenue was $812.5 million for the second quarter and $1.6 billion for the six months, reflecting increases of 7% and 5%, respectively, compared to the same periods last year. The increases were primarily attributable to the items previously discussed.  HROI contributed approximately 3% to the total service revenue growth for the second quarter and approximately one and one-half percent for the six months.

Interest on funds held for clients: Interest on funds held for clients was $14.0 million for the second quarter and $27.7 million for the six months, reflecting increases of 23% and 19%, respectively, compared to the same periods last year. The increases resulted primarily from higher average interest rates earned. The funds held for clients average investment balances were largely flat for both the second quarter and the six months compared to the same periods last year, as the impact from wage inflation was offset by the impact from client base mix.

Combined operating and SG&A expenses: Total expenses were $494.3 million for the second quarter and $966.1 million for the six months, reflecting increases of 7% and 5%, respectively, compared to the same periods last year. The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2017	2016	Change	2017	2016	Change
Compensation-related expenses	$296.8	$286.6	4%	$587.3	$577.4	2%
Depreciation and amortization	33.7	30.0	12%	65.7	59.7	10%
PEO insurance costs	53.9	34.4	57%	91.3	68.8	33%
Other expenses	109.9	109.3	1%	221.8	216.9	2%
Total expenses	$494.3	$460.3	7%	$966.1	$922.8	5%

Compensation-related expenses increased 4% for the second quarter and 2% for the six months primarily due to higher wages.  Headcount was approximately 14,000 for both November 30, 2017 and November 30, 2016, as the increase in headcount related to the acquisition of HROI was offset by headcount savings in other areas. The growth in compensation-related expenses was tempered by lower variable selling costs.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rates for depreciation and amortization for both the second quarter and the six months were primarily driven by an increase in internally developed software that was placed in service over the past two years.

PEO insurance costs increased for both the second quarter and the six months primarily as a result of the acquisition of HROI as well as growth in our minimum premium insurance plan offering.

Growth in our PEO, including HROI, contributed to growth in total expenses for both the second quarter and the six months.  Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Other expenses were impacted primarily by investment in technology as well as acquisition-related costs.

Operating income: Operating income was $332.2 million for the second quarter and $677.2 million for the six months, reflecting increases of 7% as compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 40.2% for the second quarter and 41.2% for the six months, compared to 40.3% and 40.7% for the respective periods last year.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $1.7 million for the second quarter and $3.8 million for the six months, reflecting increases of 94% and 59%, respectively, compared to the same periods last year. These increases were primarily due to higher average interest rates earned.  Average corporate investment balances were largely flat for the second quarter, but declined 2% for the six months.  The decrease in average investment balances for the six months was due to funds used for the acquisition of HROI, stock repurchases over the past twelve months, and higher dividend payments.

Income taxes: Our effective income tax rate was 35.0% for the second quarter and 34.7% for the six months, compared to 35.2% and 34.1% for the respective prior year periods.  The effective income tax rates in these periods were impacted by a net discrete tax benefit related to employee stock-based compensation payments.  The net discrete tax benefits impacted diluted earnings per share by approximately $0.01 per share for the second quarter and was immaterial for prior year same period.  The net discrete tax benefits impacted diluted earnings per share by approximately $0.02 per share for the six months and $0.04 per share for the same period last year.

Net income and diluted earnings per share: Net income was $217.0 million for the second quarter and $444.8 million for the six months, reflecting increases of 7% and 6%, respectively, compared to the same periods last year.  Diluted earnings per share was $0.60 for the second quarter and $1.23 for the six months, reflecting increases of 7% and 6%, respectively, compared to the same periods last year.  These fluctuations were attributable to the factors previously discussed. Adjusted net income was $214.4 million for the second quarter and $437.2 million for the six months, reflecting increases of 7% and 8%, respectively, as compared to the same periods last year.  Adjusted diluted earnings per share was $0.59 per share for the second quarter and $1.21 per share for the six months, reflecting increases of 5% and 8%, respectively, as compared to the same periods last year.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures:  Adjusted net income and adjusted diluted earnings per share are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2017	2016	Change	2017	2016	Change
Net income	$217.0	$202.1	7%	$444.8	$419.5	6%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments	(2.6)	(0.9)		(7.6)	(14.1)
Total non-GAAP adjustments	(2.6)	(0.9)		(7.6)	(14.1)
Adjusted net income	$214.4	$201.2	7%	$437.2	$405.4	8%

Diluted earnings per share	$0.60	$0.56	7%	$1.23	$1.16	6%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments	(0.01)	—		(0.02)	(0.04)
Total non-GAAP adjustments	$(0.01)	$—		(0.02)	(0.04)
Adjusted diluted earnings per share	$0.59	$0.56	5%	$1.21	$1.12	8%

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of November 30, 2017 remained strong with cash and total corporate investments of $819.5 million.  Short-term borrowings totaled $133.4 million as of November 30, 2017.  We believe that our investments in an unrealized loss position as of November 30, 2017 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of November 30, 2017, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

Short-term Financing

We maintain credit facilities, letters of credit, and lines of credit as part of our normal and recurring business operations.

Credit Facilities:    We maintain three committed, unsecured credit facilities as follows:

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

(1)  Borrower is a wholly owned subsidiary of our Company.

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of November 30, 2017 or May 31, 2017.  Details of borrowings under this credit facility during the second quarter and the six months, as well as the respective prior year periods, are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2017	2016	2017	2016
Number of days borrowed	6	15	19	19
Maximum amount borrowed	$700.0	$350.0	$700.0	$350.0
Weighted-average amount borrowed	$445.8	$223.3	$331.6	$226.3
Weighted-average interest rate	4.25%	2.53%	4.24%	2.74%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the six months we borrowed $100.0 million for three days at a weighted-average interest rate of 4.25%.  During the respective prior year period, we borrowed $150.0 million for seven days and $50.0 million for eighteen days at weighted-average LIBOR-based interest rates of 1.39%.  Subsequent to November 30, 2017,  we borrowed two times, on an overnight basis, $125.0 million on a weighted-average basis.

JPM $500 Million Credit Facility:    During the second quarter, we borrowed against this credit facility for the first time.  As of November 30, 2017,  we have $75.0 million outstanding under this credit facility, which was subsequently repaid in December 2017.       Details of borrowings under this credit facility during the second quarter and the six months are as follows:

For the three and six months ended
November 30,
$ in millions	2017
Number of days borrowed	20
Maximum amount borrowed	$400.0
Weighted-average amount borrowed	$215.8
Weighted-average interest rate	2.84%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the six months, we borrowed $300.0 million for seven days and $75.0 million for eleven days at weighted-average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of November 30, 2017, we have $58.4 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during the second quarter and the six months, as well as the respective prior year periods, are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2017	2016	2017	2016
Number of days borrowed	91	91	179	177
Maximum amount borrowed	$58.6	$53.1	$58.6	$53.1
Weighted-average amount borrowed	$57.8	$52.2	$56.8	$51.8
Weighted-average interest rate	1.78%	1.08%	1.73%	1.05%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with all of these covenants as of November 30, 2017.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: We had irrevocable standby letters of credit available totaling $52.8 million as of November 30, 2017, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2018 and December 2018, and are collateralized by securities held in our investment portfolios. No amounts were outstanding on these letters of credit as of or during the six months.  Subsequent to November 30, 2017, we opened an additional irrevocable standby letter of credit totaling $4.1 million, required to secure commitments for certain insurance policies related to the acquisition of HROI, expiring in November 2018.

Lines of credit:  Effective August 17, 2017, we terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credits were available to us at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business. There were no amounts outstanding under these lines of credit during the six months or during the respective prior year period.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately  $4.5 million  of capital assets as of November 30, 2017.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of November 30, 2017. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

In August 2017, we announced our plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space for an estimated total cost of approximately $60.0 million.  We completed the purchase of these buildings during the second quarter for a combined cost of  approximately $34.7 million and placed approximately $16.0 million in escrow for the building renovations.  Renovations on the buildings purchased have commenced.  In addition, in September 2017, we entered into a transaction with the County of Monroe Industrial Development Agency (“COMIDA”) for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and are less than 1% of our total assets as of November 30, 2017.

Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2017	2016
Net income	$444.8	$419.5
Non-cash adjustments to net income	188.8	140.9
Cash used in changes in operating assets and liabilities	(114.2)	(147.0)
Net cash provided by operating activities	$519.4	$413.4

The increase in our operating cash flows for the six months,  compared to the same period last year, was primarily a result of higher net income adjusted for non-cash items, offset slightly by fluctuations in our operating assets and liabilities. The increase in non-cash adjustments was primarily due to a higher provision for deferred income taxes, which was impacted by the utilization of alternative minimum tax (“AMT”) credits carried forward from prior years.  This was offset in our operating assets and liabilities as accrued income taxes were lowered as the AMT credit was applied.  The remaining fluctuations in our operating assets and liabilities were primarily related to the timing of income taxes and PEO payroll accruals and related unbilled receivables, which can fluctuate based on timing of period end compared to payroll check dates.

Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2017	2016
Net change in funds held for clients and corporate investment activities	$(633.6)	$749.3
Purchases of property and equipment	(95.5)	(46.8)
Acquisition of businesses, net of cash acquired	(17.9)	—
Purchases of other assets	(4.1)	(4.6)
Net cash (used in)/provided by investing activities	$(751.1)	$697.9

Funds held for clients and corporate investments: Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note E of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q.

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

The six months reflected a net cash outflow resulting from the net change in funds held for clients and corporate investment activities, whereas there was a net cash inflow for the respective prior year period.  These fluctuations were attributable to timing of collections and remittances within the client funds portfolio, and related investment or liquidation of funds held for client fund obligations, as discussed further in the “Financing Cash Flows Activities” section which follows.

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities.

The net cash outflow for purchases of property and equipment during the six months includes the purchase of five buildings and ongoing renovations of over 300,000 square feet of existing space in Rochester, NY.  This new multi-building Paychex campus, announced in August 2017, will result in the consolidation of current leased space in the Rochester area.

Acquisitions of businesses, net of cash acquired, reflects our acquisition of HROI in August 2017.  The acquisition consideration was a combination of cash and stock.  The amount reflected as cash outflow for the six months was the cash portion offset by cash balances acquired.

Purchases of other assets relates primarily to client list acquisitions.

Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2017	2016
Net change in client fund obligations	$625.3	$(693.6)
Net proceeds from short-term borrowings	133.4	103.1
Dividends paid	(358.9)	(331.5)
Repurchases of common shares	(94.1)	(166.2)
Activity related to equity-based plans	(1.4)	10.4
Net cash provided by/(used in) financing activities	$304.3	$(1,077.8)
Cash dividends per common share	$1.00	$0.92

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

The six months reflected a net cash inflow resulting from the net change in client fund obligations, whereas there was a net cash outflow for the same period last year.   For both the six months and the respective prior year period, payroll tax remittances exceeded collections, driven by timing of semi-weekly tax payments.  Semi-weekly tax payments at the end of May were delayed due to the Memorial Day holiday and were not remitted until June.  This pattern was the same in both years.  However,  in the six months of fiscal 2018 this impact was more than offset by much larger collections for net payroll.   Since November 30, 2017 was a Thursday, which is a large collection day for payroll funds, there were significantly more net payroll funds on hand at that date compared to May 31, 2017 or November 30, 2016, which were both Wednesdays and much less significant collection days.

Net proceeds from short-term borrowings:  During the six months, we borrowed funds under our credit facilities. Certain borrowings remained outstanding under the JPM $500 million and PNC credit facilities as of November 30, 2017.  Borrowings are to finance working capital needs and general corporate purposes and increased from the prior year period.

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

Repurchases of common stock: In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, with authorization expiring in May 31, 2019.  The purpose of the program is to manage common stock dilution.    During the six months, we repurchased 1.6 million shares of our common stock for $94.1 million.    During the six months ended November 30, 2016, we repurchased 2.9 million shares of our common stock for $166.2 million, of which $59.7 million was repurchased under a previously authorized common stock repurchase program.  All shares of common stock repurchased were retired.  As of November 30, 2017, approximately $149.4 million remains available under the approved common stock repurchase program.

Activity related to equity-based plans:  For the six months, there was a net cash outflow from activity related to equity-based plans compared to a net cash inflow for the respective prior year period.  This fluctuation is largely a result of lower proceeds from stock option exercises, as 0.4 million options were exercised during the six months compared 0.9 million  options exercised during the respective prior year period.  The net cash outflow for the six months was a result of proceeds from stock options not exceeding the impact of shares withheld to cover taxes on lapses of stock awards.

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

During the  six months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.4% compared with 1.2% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, excluding VRDNs, which as of November 30, 2017 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2017 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2017
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$326.8	$326.8
Due after one year through three years	838.8	837.7
Due after three years through five years	1,041.4	1,041.9
Due after five years	1,956.1	1,942.5
Total	$4,163.1	$4,148.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

In December 2017, the Federal Funds rate was raised by 25 basis points to a range of 1.25% to 1.50%.  The Federal Reserve has raised this rate by 25 basis points five times since December 2015.

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $5.0 billion for fiscal 2018. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in available-for-sale securities, excluding VRDNs, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $14.2 million as of November 30, 2017, compared with a net unrealized gain of $32.0 million as of May 31, 2017. During the six months, the net unrealized (loss)/gain on our investment portfolios ranged from an unrealized loss of $15.0  million to an unrealized gain of  $41.4 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolios was approximately $8.0 million as of December 18, 2017.

As of November 30, 2017 and May 31, 2017, we had $4.1 billion and $4.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.8% as of November 30, 2017 and 1.7% as of May 31, 2017. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of November 30, 2017 would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2017 were not other-than-temporarily impaired. While $1.9 billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $22.7 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2017 and May 31, 2017 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of November 30, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal control over financial reporting to determine whether any change occurred during the quarter ended November 30, 2017. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2016, the Company’s Board of Directors approved a program to repurchase up to $350.0 million of the Company's common stock, authorized through May 31, 2019.  The purpose of the program is to manage common stock dilution and shares repurchased are retired.  There were no repurchases of common stock under this program during the three months ended November 30, 2017.  As of November 30, 2017, the dollar value of common shares that may yet be purchased under the program is approximately $149.4 million.

Item 6. Exhibits

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

PAYCHEX, INC.

Date:	December 21, 2017	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 21, 2017	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)