Form 10-Q
period 2018-02-28
PAYCHEX INC
filed 2018-03-28
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	359,275,368	Shares
CLASS	OUTSTANDING AS OF	February 28, 2018

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2018	2017	2018	2017
Revenue:
Service revenue	$848.4	$782.6	$2,464.0	$2,316.1
Interest on funds held for clients	18.1	13.2	45.8	36.6
Total revenue	866.5	795.8	2,509.8	2,352.7
Expenses:
Operating expenses	270.7	236.8	751.5	688.2
Selling, general and administrative expenses	303.3	252.4	788.6	723.8
Total expenses	574.0	489.2	1,540.1	1,412.0
Operating income	292.5	306.6	969.7	940.7
Investment income, net	2.3	1.2	6.1	3.6
Income before income taxes	294.8	307.8	975.8	944.3
Income taxes	34.4	105.3	270.6	322.3
Net income	$260.4	$202.5	$705.2	$622.0

Other comprehensive (loss)/income, net of tax:
Unrealized (losses)/gains on securities, net of tax	(17.5)	21.4	(46.7)	(24.6)
Total other comprehensive (loss)/income, net of tax	(17.5)	21.4	(46.7)	(24.6)
Comprehensive income	$242.9	$223.9	$658.5	$597.4

Basic earnings per share	$0.72	$0.56	$1.96	$1.73
Diluted earnings per share	$0.72	$0.56	$1.95	$1.71
Weighted-average common shares outstanding	359.2	359.0	359.1	360.0
Weighted-average common shares outstanding, assuming dilution	362.0	361.8	361.6	362.8
Cash dividends per common share	$0.50	$0.46	$1.50	$1.38

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amount

	February 28,	May 31,
	2018	2017
Assets
Cash and cash equivalents	$323.9	$184.6
Corporate investments	97.3	138.8
Interest receivable	31.5	35.9
Accounts receivable, net of allowance for doubtful accounts	550.5	507.5
Prepaid income taxes	22.9	45.0
Prepaid expenses and other current assets	77.9	58.3
Current assets before funds held for clients	1,104.0	970.1
Funds held for clients	3,944.7	4,301.9
Total current assets	5,048.7	5,272.0
Long-term corporate investments	405.4	454.0
Property and equipment, net of accumulated depreciation	397.2	337.2
Intangible assets, net of accumulated amortization	105.1	57.6
Goodwill	827.4	657.1
Prepaid income taxes	24.9	24.9
Other long-term assets	34.1	30.9
Total assets	$6,842.8	$6,833.7
Liabilities
Accounts payable	$71.9	$57.2
Accrued compensation and related items	356.3	280.5
Short-term borrowings	57.7	—
Deferred revenue	23.7	22.9
Other current liabilities	142.2	91.9
Current liabilities before client fund obligations	651.8	452.5
Client fund obligations	3,971.9	4,272.6
Total current liabilities	4,623.7	4,725.1
Accrued income taxes	51.8	45.6
Deferred income taxes	41.9	33.9
Other long-term liabilities	79.9	73.8
Total liabilities	4,797.3	4,878.4
Commitments and contingencies — Note L
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.3 shares as of February 28, 2018 and 359.4 shares as of May 31, 2017	3.6	3.6
Additional paid-in capital	1,107.2	1,030.0
Retained earnings	961.4	901.7
Accumulated other comprehensive (loss)/income	(26.7)	20.0
Total stockholders’ equity	2,045.5	1,955.3
Total liabilities and stockholders’ equity	$6,842.8	$6,833.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,
	2018	2017
Operating activities
Net income	$705.2	$622.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	102.3	90.7
Amortization of premiums and discounts on available-for-sale securities, net	50.1	55.0
Stock-based compensation costs	29.4	26.5
Provision for deferred income taxes	6.5	—
Provision for allowance for doubtful accounts	3.3	3.4
Net realized gains on sales of available-for-sale securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	4.4	4.1
Accounts receivable	(6.2)	(24.6)
Prepaid expenses and other current assets	9.7	(32.1)
Accounts payable and other current liabilities	80.9	37.5
Net change in other long-term assets and liabilities	3.4	(13.1)
Net cash provided by operating activities	988.9	769.3
Investing activities
Purchases of available-for-sale securities	(36,422.2)	(36,029.5)
Proceeds from sales and maturities of available-for-sale securities	37,162.9	35,617.4
Net change in funds held for clients’ money market securities and other cash equivalents	(409.1)	(459.8)
Purchases of property and equipment	(122.0)	(66.8)
Acquisition of businesses, net of cash acquired	(178.5)	—
Purchases of other assets	(6.7)	(8.4)
Net cash provided by/(used in) investing activities	24.4	(947.1)
Financing activities
Net change in client fund obligations	(300.7)	819.8
Net proceeds from short-term borrowings	57.7	55.4
Dividends paid	(538.7)	(496.9)
Repurchases of common shares	(94.1)	(166.2)
Activity related to equity-based plans	1.8	24.1
Net cash (used in)/provided by financing activities	(874.0)	236.2
Increase in cash and cash equivalents	139.3	58.4
Cash and cash equivalents, beginning of fiscal year	184.6	131.5
Cash and cash equivalents, end of period	$323.9	$189.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2018

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Europe. Effective February 28, 2018, the Company acquired Lessor Group (“Lessor”), headquartered in Denmark and serving clients in Northern Europe.  Refer to Note C for further details.

Paychex, a Delaware corporation formed in 1979, reports as one segment.  Substantially all of the Company’s revenue is generated within the U.S.  The Company also generates revenue within Europe, which represented less than one percent of the Company's total revenue for each of the three and nine months ended February 28, 2018 and February 28, 2017.  Long-lived assets in Europe were approximately 13% of total long-lived assets of the Company as of February 28, 2018 and were insignificant as of May 31, 2017.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2017 (“fiscal 2017”).  Operating results and cash flows for the period ended February 28, 2018 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2018 (“fiscal 2018”).

Subsequent event: During the three months ended February 28, 2018, the Company began negotiations to terminate certain license agreements and acquire rights to certain client lists in order to resolve a contractual dispute with certain licensees.  The negotiations were completed in March 2018.  The Company recorded $32.6 million on its Consolidated Balance Sheets within other current liabilities as of February 28, 2018, and $24.7 million, net of tax, in its Consolidated Statements of Income and Comprehensive Income for the three months ended February 28, 2018 related to the termination of these license agreements. In addition, the Company acquired rights to certain client lists as it relates to this agreement in March 2018 for a cost of approximately $30.0 million.

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

Under the minimum premium insurance plan offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the insurance carrier. The Company's maximum individual claims liability is $0.3 million under both its calendar 2018 and calendar 2017 minimum premium insurance plan policies.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, and performance stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $10.3 million and $29.4 million for the three and nine months ended February 28, 2018, respectively, as compared with $8.9 million and $26.5 million for the three and nine months ended February 28, 2017, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2017 Form 10-K.

Recently adopted accounting pronouncements: In January 2018, the Company early adopted Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.”  ASU No. 2017-01 clarifies the definition of a business in order to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements: In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 allows entities to reclassify certain stranded income tax effects from accumulated other comprehensive income to retained earnings resulting from the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017.  The guidance also requires additional financial statement disclosures to clarify the effects of adoption.  ASU No. 2018-02 should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. Federal corporate income tax rate in the Tax Act is recognized.  This guidance is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2019.   The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is in the preliminary stages of gathering data and assessing the impact of the new lease accounting standard and the Company anticipates that the adoption of the new lease accounting standard will result in additional assets and liabilities being recorded on its Consolidated Balance Sheets.

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

The Company has also not yet fully determined the impacts of the disclosure requirements under the new standard, and is evaluating the way it will disaggregate revenue into categories that show how economic factors affect the nature, timing, and uncertainty of revenue and cash flows generated from contracts with customers.  Additionally, while the Company is in the process of assessing its accounting considerations to ensure its ability to record, report, and analyze results under the new standard, it is not expecting significant changes in its business processes or systems.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities Exchange Commission (“SEC”) during the nine months ended February 28, 2018 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions, except per share amounts	2018	2017	2018	2017
Basic earnings per share:
Net income	$260.4	$202.5	$705.2	$622.0
Weighted-average common shares outstanding	359.2	359.0	359.1	360.0
Basic earnings per share	$0.72	$0.56	$1.96	$1.73
Diluted earnings per share:
Net income	$260.4	$202.5	$705.2	$622.0
Weighted-average common shares outstanding	359.2	359.0	359.1	360.0
Dilutive effect of common share equivalents	2.8	2.8	2.5	2.8
Weighted-average common shares outstanding, assuming dilution	362.0	361.8	361.6	362.8
Diluted earnings per share	$0.72	$0.56	$1.95	$1.71
Weighted-average anti-dilutive common share equivalents	—	0.7	0.8	0.7

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended February 28, 2018 and February 28, 2017,  0.1 million and 0.4 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  For the nine months ended February 28, 2018 and February 28, 2017,  0.9 million and 1.8 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.  In addition, for the nine months ended February 28, 2018, 0.6 million shares of the Company’s common stock were issued in relation to a business acquisition completed in August 2017.  Refer to Note C for further details.

In July 2016, the Company announced that its Board of Directors approved a program to repurchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution. No shares were repurchased during the three months ended February 28, 2018 and February 28, 2017.   During the nine months ended February 28, 2018 and February 28, 2017, the Company repurchased 1.6 million shares for $94.1 million and 2.9 million shares for $166.2 million, respectively.  Of the shares repurchased during the nine months ended February 28, 2017, $59.7 million were repurchased under a previously authorized common stock repurchase program.  All shares repurchased were retired.

Note C: Business Combinations

Effective February 28, 2018, the Company completed its acquisition of Lessor. Upon closing, Lessor became a wholly owned subsidiary of the Company.  Lessor is a market-leading provider of payroll and HCM software solutions headquartered in Denmark and serving clients in Northern Europe.  The Company believes that the acquisition will provide additional opportunities for growth in Europe.  The purchase price was $160.6 million, net of cash acquired.  Goodwill in the amount of $119.2 million was recorded as a result of the acquisition, which is not tax-deductible.  The goodwill recorded is provisional and subject to change, pending completion of a final valuation of Lessor.  However, further changes to goodwill resulting from the acquisition are not anticipated to be material to the Company’s Consolidated Balance Sheets.

Effective August 18, 2017, the Company acquired HR Outsourcing Holdings, Inc. (“HROI”) and all of its operating subsidiaries.  HROI is a national PEO that provides HR solutions to small- and medium-sized businesses in more than 35 states.  The acquisition expands the Company’s presence in the PEO industry.  The purchase price was $75.4 million and was comprised of $42.2 million of cash plus $33.2 million issued in the form of Paychex common stock.  Goodwill in the amount of $51.1 million was recorded as a result of the acquisition, which is not tax-deductible.

The financial results of both Lessor and HROI are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The Company concluded that these acquisitions were not material to its results of operations and financial position.  Therefore, pro-forma financial information has been excluded.

Note D: Investment Income, Net

Investment income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2018	2017	2018	2017
Interest income on corporate funds	$3.1	$2.4	$8.7	$7.2
Interest expense	(1.1)	(0.6)	(3.2)	(1.9)
Net gain/(loss) from equity-method investments	0.3	(0.6)	0.6	(1.7)
Investment income, net	$2.3	$1.2	$6.1	$3.6

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	February 28, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$673.9	$—	$—	$673.9
Available-for-sale securities:
Corporate bonds	305.8	0.1	(6.5)	299.4
General obligation municipal bonds	1,303.8	2.6	(10.6)	1,295.8
Pre-refunded municipal bonds(1)	64.7	0.6	(0.1)	65.2
Revenue municipal bonds	851.3	1.7	(7.9)	845.1
U.S. government agency securities	410.2	—	(14.8)	395.4
Variable rate demand notes	854.7	—	—	854.7
Total available-for-sale securities	3,790.5	5.0	(39.9)	3,755.6
Other	15.8	2.1	—	17.9
Total funds held for clients and corporate investments	$4,480.2	$7.1	$(39.9)	$4,447.4

	May 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$264.8	$—	$—	$264.8
Available-for-sale securities:
Corporate bonds	208.6	2.7	(0.5)	210.8
General obligation municipal bonds	1,422.0	21.2	(0.9)	1,442.3
Pre-refunded municipal bonds(1)	54.6	0.9	—	55.5
Revenue municipal bonds	929.2	12.5	(0.8)	940.9
U.S. government agency securities	328.9	0.5	(3.6)	325.8
Variable rate demand notes	1,637.9	—	—	1,637.9
Total available-for-sale securities	4,581.2	37.8	(5.8)	4,613.2
Other	14.8	1.9	—	16.7
Total funds held for clients and corporate investments	$4,860.8	$39.7	$(5.8)	$4,894.7

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of February 28, 2018 were bank demand deposit accounts, time deposits, commercial paper, and money market funds.  Included in money market securities and other cash equivalents as of May 31, 2017 were bank demand deposit accounts and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In millions	2018	2017
Funds held for clients	$3,944.7	$4,301.9
Corporate investments	97.3	138.8
Long-term corporate investments	405.4	454.0
Total funds held for clients and corporate investments	$4,447.4	$4,894.7

The Company’s available-for-sale securities reflected a net unrealized loss of $34.9 million as of February 28, 2018 compared with a net unrealized gain of  $32.0 million as of May 31, 2017.  Included in the net unrealized loss as of February 28, 2018 were 859 available-for-sale securities in an unrealized loss position.  Included in the net unrealized gain as of May 31, 2017 were 216 available-for-sale securities in an unrealized loss position. The available-for-sale securities in an unrealized loss position were as follows:

	February 28, 2018
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(5.2)	$252.1	$(1.3)	$34.7	$(6.5)	$286.8
General obligation municipal bonds	(8.0)	735.5	(2.6)	71.4	(10.6)	806.9
Pre-refunded municipal bonds	(0.1)	7.2	—	0.5	(0.1)	7.7
Revenue municipal bonds	(6.1)	435.7	(1.8)	51.6	(7.9)	487.3
U.S. government agency securities	(6.8)	219.3	(8.0)	176.1	(14.8)	395.4
Total	$(26.2)	$1,649.8	$(13.7)	$334.3	$(39.9)	$1,984.1

	May 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.5)	$43.6	$—	$—	$(0.5)	$43.6
General obligation municipal bonds	(0.9)	188.8	—	—	(0.9)	188.8
Pre-refunded municipal bonds	—	9.2	—	—	—	9.2
Revenue municipal bonds	(0.8)	154.8	—	1.0	(0.8)	155.8
U.S. government agency securities	(3.6)	210.0	—	—	(3.6)	210.0
Total	$(5.8)	$606.4	$—	$1.0	$(5.8)	$607.4

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of February 28, 2018 that had gross unrealized losses of $39.9 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2018 and May 31, 2017 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in investment income, net. Realized gains and losses were insignificant for the three and nine months ended February 28, 2018 and February 28, 2017.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2018 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2018

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$317.9	$317.9
Due after one year through three years	820.5	819.9
Due after three years through five years	998.1	990.7
Due after five years	1,654.0	1,627.1
Total	$3,790.5	$3,755.6

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2018
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$225.0	$—	$225.0	$—
Time deposits	150.0	150.0	—	—
Money market securities	30.0	30.0	—	—
Total cash equivalents	$405.0	$180.0	$225.0	$—
Available-for-sale securities:
Corporate bonds	$299.4	$—	$299.4	$—
General obligation municipal bonds	1,295.8	—	1,295.8	—
Pre-refunded municipal bonds	65.2	—	65.2	—
Revenue municipal bonds	845.1	—	845.1	—
U.S. government agency securities	395.4	—	395.4	—
Variable rate demand notes	854.7	—	854.7	—
Total available-for-sale securities	$3,755.6	$—	$3,755.6	$—
Other	$17.9	$17.9	$—	$—
Liabilities:
Other long-term liabilities	$17.9	$17.9	$—	$—

	May 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$210.8	$—	$210.8	$—
General obligation municipal bonds	1,442.3	—	1,442.3	—
Pre-refunded municipal bonds	55.5	—	55.5	—
Revenue municipal bonds	940.9	—	940.9	—
U.S. government agency securities	325.8	—	325.8	—
Variable rate demand notes	1,637.9	—	1,637.9	—
Total available-for-sale securities	$4,613.2	$—	$4,613.2	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach.  Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Time deposits are considered Level 1 investments as they are highly liquid and have a short-term maturity period, usually no longer than overnight.  Commercial paper is included in Level 2 because it may not trade on a daily basis.  Available-for-sale securities, including municipal bonds, variable rate demand notes, corporate bonds, and U.S. government agency securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

Note G: Accounts Receivable, Net of Allowance for Doubtful Accounts

The components of accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	February 28,	May 31,
In millions	2018	2017
PEO receivables(1)	$172.8	$137.8
Purchased receivables(2)	281.4	257.3
Other trade receivables(3)	103.6	118.4
Total accounts receivable, gross	557.8	513.5
Less: Allowance for doubtful accounts	7.3	6.0
Accounts receivable, net of allowance for doubtful accounts	$550.5	$507.5
(1)

PEO receivables are primarily client wages and related tax withholdings since the last payroll processed.  Balances will vary based on timing of the last payroll processed and the end of the reporting period. In addition, balances as of February 28, 2018 include receivable balances for HROI, acquired in August 2017. Refer to Note C for further details.

(2)	Purchased receivables relate to payroll funding arrangements with clients in the temporary staffing industry.
(3)	Other trade receivables primarily relate to other ongoing services provided to our clients and can vary based on the timing of these services and the end of the reporting period.

No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Note H: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In millions	2018	2017
Land and improvements	$10.7	$8.3
Buildings and improvements	126.4	103.5
Data processing equipment	208.9	199.7
Software (1)	545.0	496.1
Furniture, fixtures, and equipment	114.0	115.2
Leasehold improvements	109.3	109.5
Construction in progress (1)	56.4	18.7
Total property and equipment, gross	1,170.7	1,051.0
Less: Accumulated depreciation	773.5	713.8
Property and equipment, net of accumulated depreciation	$397.2	$337.2
(1)

Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $31.5 million and $88.0 million for the three and nine months ended February 28, 2018, respectively, compared to $26.4 million and $77.2 million for the three and nine months ended February 28, 2017, respectively.

In August 2017, the Company announced its plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space for a total estimated cost of approximately $60 million.  The new campus will result in the consolidation of currently leased space in the Rochester area.

During the three months ended November 30, 2017, the Company completed the purchase of these buildings for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for building renovations, which are in-process.  In connection with this project, approximately $31.5 million is included in the Company’s construction in progress balance as of February 28, 2018.  In addition, in September 2017, the Company entered into a transaction with the County of Monroe Industrial Development Agency for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Note I: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $827.4 million as of February 28, 2018 and $657.1 million as of May 31, 2017.  The increase of $170.3 million in goodwill since May 31, 2017 was the result of the acquisitions of HROI in August 2017 and Lessor in February 2018.  Refer to Note C for further details.

The Company has certain intangible assets with finite lives. The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In millions	2018	2017
Client lists (1)	$308.4	$293.5
Other intangible assets	5.7	5.4
Total intangible assets, gross	314.1	298.9
Less: Accumulated amortization	209.0	241.3
Intangible assets, net of accumulated amortization	$105.1	$57.6

(1)	Client lists include current estimates of amounts acquired from Lessor as of February 28, 2018. Refer to Note C for further details.

Amortization expense relating to intangible assets was $5.1 million and $14.3 million for the three and nine months ended February 28, 2018, respectively, compared to $4.6 million and $13.5 million for the three and nine months ended February 28, 2017, respectively.

As of February 28, 2018, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2018 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2018	$21.6
2019	25.3
2020	20.8
2021	16.8
2022	13.0

Note J: Accumulated Other Comprehensive (Loss)/Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities is the primary component reported in accumulated other comprehensive (loss)/income on the Company’s Consolidated Balance Sheets.  The changes in accumulated other comprehensive (loss)/income are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2018	2017	2018	2017
Beginning balance	$(9.2)	$(16.8)	$20.0	$29.2
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	(17.5)	21.4	(46.7)	(24.6)
Total other comprehensive (loss)/income, net of tax	(17.5)	21.4	(46.7)	(24.6)
Ending balance	$(26.7)	$4.6	$(26.7)	$4.6

Total tax (benefit)/expense included in other comprehensive income	$(3.2)	$12.3	$(20.1)	$(14.0)

Reclassification adjustments out of accumulated other comprehensive (loss)/income for realized gains and losses on the sale of available-for-sale securities were insignificant for the three and nine months ended February 28, 2018 and February 28, 2017.  Those reclassification adjustments are reflected in interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of February 28, 2018 or May 31, 2017.  Details of borrowings under this credit facility during the three and nine months ended February 28, 2018 and February 28, 2017 are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2018	2017	2018	2017
Number of days borrowed	2	8	21	27
Maximum amount borrowed	$200.0	$250.0	$700.0	$350.0
Weighted-average amount borrowed	$125.0	$81.3	$311.9	$183.3
Weighted-average interest rate	4.25%	2.24%	4.24%	2.68%

The Company typically borrows on an overnight basis. In addition to overnight borrowings, during the nine months ended February 28, 2018, the Company borrowed $100.0 million for a three-day period at a weighted-average interest rate of 4.25%.  During the three months ended February 28, 2017, the Company borrowed $50.0 million for eight days at a weighted average LIBOR-based interest rate of 1.44%.  During the nine months ended February 28, 2017, the Company borrowed $150.0 million for seven days and $50.0 million for 18 days at a weighted-average LIBOR-based interest rate of 1.40%.

JPM $500 Million Credit Facility:  There were no borrowings outstanding under this credit facility as of February 28, 2018.  During the nine months ended February 28, 2018, the Company borrowed against this credit facility for the first time.  Details of borrowings under this credit facility during the three and nine months ended February 28, 2018 are as follows:

	For the three months ended	For the nine months ended
	February 28,	February 28,
$ in millions	2018	2018
Number of days borrowed	19	39
Maximum amount borrowed	$75.0	$400.0
Weighted-average amount borrowed	$75.0	$147.2
Weighted-average interest rate	2.19%	2.69%

In addition to overnight borrowings, during the three months ended February 28, 2018, the Company borrowed $75.0 million for 19 days at a weighted-average LIBOR-based interest rate of 2.19%.  During the nine months ended February 28, 2018, the Company borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of February 28, 2018, the Company had $57.7 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2017.  Details of borrowings under this credit facility during the three and nine months ended February 28, 2018 and February 28, 2017, are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2018	2017	2018	2017
Number of days borrowed	90	90	269	267
Maximum amount borrowed	$59.9	$55.6	$59.9	$55.6
Weighted-average amount borrowed	$59.1	$55.3	$57.6	$52.6
Weighted-average interest rate	2.01%	1.27%	1.83%	1.13%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2018.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $56.8 million and $47.3 million as of February 28, 2018 and May 31, 2017, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2018 and December 2018. No amounts were outstanding on these letters of credit as of or during the nine months ended February 28, 2018 and February 28, 2017, or as of May 31, 2017.

Lines of credit: Effective August 17, 2017, the Company terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to the Company at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions on behalf of clients in the ordinary course of business.  There were no amounts outstanding under these lines of credit during the nine months ended February 28, 2018 and February 28, 2017, or as of May 31, 2017.  The Company does not have any other open lines of credit as of the date of this report.

Note L: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $5.8 million and $7.4 million of capital assets as of February 28, 2018 and May 31, 2017, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 28, 2018. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note M: Income Taxes

The Company’s effective income tax rate was 11.7% and 34.2% for the three months ended February 28, 2018 and February 28, 2017, respectively, and 27.7% and 34.1% for the nine months ended February 28, 2018 and February 28, 2017, respectively.  The effective income tax rates for the three and nine months ended February 28, 2018 were significantly impacted by the enactment of the Tax Act.  In addition, the effective income tax rates in these periods were impacted by the recognition of a net discrete tax benefit related to employee stock-based compensation payments.

The Tax Act makes broad and complex changes to U.S. Federal corporate income taxation including, but not limited to: (i) reducing the corporate tax rate from 35% to 21% (a blended statutory tax rate of 29.2% for fiscal 2018); (ii) creating new or furthering limitations to the deductibility of officer compensation, interest, meals, entertainment and other expenses; and (iii) changing from a worldwide to a territorial taxation system.  In December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. The SEC also issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts.

As a result of the Tax Act, the Company recorded estimated tax benefits of $56.9 million, including a one-time net tax benefit of $20.8 million related to the revaluation of the Company’s net deferred tax liabilities and a net tax benefit of $36.1 million recognized in the third quarter related to the change in the Company’s annual effective income tax rate for fiscal 2018 applied to income before taxes for the first six months of fiscal 2018.  These amounts totaled $0.06 per diluted share and $0.10 per diluted share, respectively.  This analysis is complete except for provisional amounts that were determined in accordance with SAB No. 118 related to certain equity compensation arrangements.  Further Internal Revenue Service guidance related to whether these compensation arrangements meet the transition rule under the Tax Act is expected to be released within the next nine months and any change to the provisional amounts as a result of this further guidance is not anticipated to be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2018 (the “third quarter”), the nine months ended February 28, 2018 (the “nine months”), and the respective prior year periods ended February 28, 2017, and our financial condition as of February 28, 2018. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2018 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2017 (“fiscal 2017”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “overview,” “current outlook,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,” “could be,” and other similar words or phrases.  Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

•

changes in the laws regulating collection and payment of payroll taxes, professional employer organizations (“PEOs”), and employee benefits, including retirement plans, workers’ compensation insurance, health insurance (including health care reform legislation), state unemployment, and section 125 plans;

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

•	the possibility of the failure of our operating facilities, or the failure of our computer systems, and communication systems during a catastrophic event;

•	the possibility of third-party service providers failing to perform their functions;

•	the possibility of a failure of internal controls or our inability to implement business process improvements;

•

the possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees who may be deemed to be our agents, even if we do not participate in any such acts or violations, including possible liability related to our co-employment relationship with our PEO;

•	potential outcomes related to pending or future legal and legislative matters;

•	the expected impacts of the Tax Cuts and Jobs Act (the “Tax Act”); and

•	risks related to the integration of the businesses we acquire.

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

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued service penetration; and engaging in strategic acquisitions when possible. Success in our mission to be a leading provider of HCM services by being an essential partner with America's businesses will lead to strong, long-term financial performance.

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs. Our payroll services are the foundation of our portfolio of HCM services. We support the small-business market through our core payroll, utilizing our robust Paychex Flex® processing platform, or SurePayroll® products. Mid-market companies are serviced through our Paychex Flex Enterprise solution set, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform. Clients using Paychex Flex Enterprise are offered a software-as-a-service (“SaaS”) solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows our mid-market clients to choose the services and software they need to meet the complexity of their business and have them integrated through one HCM solution.

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

Insurance services

Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life. We also offer comprehensive solutions to help clients navigate the Affordable Care Act.

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

Overview

Our financial results for the third quarter reflected continued solid growth across our major HCM product lines.  Total revenue increased 9% for the third quarter.  The acquisition of HR Outsourcing Holdings, Inc. (“HROI”), completed during August 2017, contributed approximately 3% to total revenue growth for the third quarter.  Payroll service revenue and HRS revenue increased by 2% and 17%, respectively, for the third quarter.  Interest on funds held for clients increased 37% for the third quarter.

Interest rates available on high-quality financial instruments remain low, but are gradually increasing. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for the third quarter, compared to 1.2% for the same period last year.  In March 2018, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 1.50% to 1.75%.

The Tax Act enacted in December 2017 was the most comprehensive tax reform legislation approved in more than two decades.  The products and solutions we make available to our clients will assist them in navigating through the significant changes brought forth by this legislation.  We are well-positioned to help business owners implement the complex provisions of the Tax Act and offer solutions to manage payroll tax obligations.  When the Internal Revenue Service released updated tax withholding tables for 2018 in early January in response to the Tax Act, we announced our update to the withholding rates in our Paychex Flex platform within hours.

The Tax Act makes broad and complex changes to the U.S. Federal corporate income taxation, including, but not limited to: (i) reducing the corporate tax rate from 35% to 21% (a blended statutory tax rate of 29.2% for the fiscal year ending May 31, 2018 (“fiscal 2018”)); (ii) creating new or furthering limitations to the deductibility of officer compensation, interest, meals, entertainment, and other expenses; and (iii) changing from a worldwide to a territorial taxation system.  As a result of the Tax Act, we recorded estimated tax benefits of $56.9 million during the third quarter, including a one-time benefit of $20.8 million related to the revaluation of our net deferred tax liabilities and a net tax benefit of $36.1 million related to the change in the Company’s annual effective income tax rate applied to income before income taxes for the first six months of fiscal 2018.

We continue to focus on driving growth in the number of clients, revenue, and profits, while providing award-winning service and leading-edge technology solutions to our clients and their employees.  Concentrated effort remains on the continued enhancement of Paychex Flex, our robust, cloud-based HCM platform, which allows direct client access to payroll, HR, and benefits information in a streamlined and integrated approach to workplace management.  In December 2017, we introduced AccountantHQ, a Paychex Flex platform-based offering, which provides access to authorized client payroll and HR data and key account contacts to assist a client’s accountant in driving greater efficiency.  In January 2018, we introduced our offering of Netspend’s Tip NetworkTM, streamlining the process for paying tipped employees.

Effective February 28, 2018, we acquired Lessor Group (“Lessor”) from Axcel, a Nordic private equity firm.   Lessor is a market-leading provider of payroll and HCM software solutions headquartered in Denmark and serving clients in Northern Europe.  The acquisition builds upon our German operations and provides us with additional opportunities for growth in Europe.  Refer to Note C of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for further details.

Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Total revenue increased 9% to $866.5 million.
o	Payroll service revenue increased 2% to $455.0 million.
o	HRS revenue increased 17% to $393.4 million.
o	Interest on funds held for clients increased 37% to $18.1 million.
•	Operating income decreased 5% to $292.5 million and adjusted operating income (1) increased 6% to $325.1 million.
•	Net income and diluted earnings per share each increased 29% to $260.4 million and $0.72 per share, respectively.
•	Adjusted net income(1) increased 14% to $227.5 million and adjusted diluted earnings per share(1) increased 15% to $0.63 per share.
(1)

Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures.  Refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures.

Financial Position and Liquidity

Our financial position as of February 28, 2018 remained strong with cash and total corporate investments of $826.6 million. Short-term borrowings totaled $57.7 million as of February 28, 2018.  Our investment strategy focuses on protecting principal and optimizing liquidity. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During the third quarter, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A majority of our investment portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of February 28, 2018 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flow from operations was $988.9 million for the nine months, an increase of 29% over the same period last year. Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends, targeting approximately 80% of our net income, to our stockholders. It is anticipated that cash and total corporate investments as of February 28, 2018, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for the third quarter and nine months, and our financial position as of February 28, 2018, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

Outlook

Our outlook for fiscal 2018 is based upon current market, economic, and interest rate conditions continuing with no significant changes.  Our guidance for fiscal 2018 has been updated from the last Form 10-Q filing made on December 21, 2017, now including the impact of the Tax Act and the acquisition of Lessor, and is summarized as follows:

•	Payroll service revenue is anticipated to increase approximately 2%;
•	HRS revenue is anticipated to increase in the range of 13% to 14%;
•	Interest on funds held for clients is expected to increase in the range of 20% to 25%;
•	Total revenue is expected to grow approximately 7%;
•	Operating income, as a percent of total revenue, is expected to be approximately 38%;
•	Investment income, net is expected to be approximately $8.0 million;

•	The effective income tax rate is anticipated to be in the range of 28.5% to 29.0%;
•	Net income is expected to increase approximately 13% and adjusted net income(1) is expected to increase approximately 15%; and
•	Diluted earnings per share is expected to increase in the range of 13% to 14% and adjusted diluted earnings per share(1) is expected to increase in the range of 15% to 16%.

(1) Adjusted net income and adjusted diluted earnings per share are not U.S. GAAP measures.  Refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures.  The difference between our guidance for the GAAP measures of net income and diluted earnings per share and the related non-GAAP measures of adjusted net income and adjusted diluted earnings per share is the exclusion of the impact of excess tax benefits related to employee stock-based compensation payments recognized in income taxes, the impact of termination of certain license agreements recognized during the third quarter, and certain one-time net tax benefits recognized as a result of the Tax Act.  We have not incorporated any assumptions regarding the discrete tax item related to stock-based compensation payments in our fiscal 2018 projections for the remainder of the fiscal year, as factors impacting the amount are subject to uncertainty.  The uncertainty primarily relates to employee decisions regarding exercise of stock-based awards and the market price of our common stock at the time.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2018	2017	Change	2018	2017	Change
Revenue:
Payroll service revenue	$455.0	$446.6	2%	$1,357.6	$1,338.4	1%
HRS revenue	393.4	336.0	17%	1,106.4	977.7	13%
Total service revenue	848.4	782.6	8%	2,464.0	2,316.1	6%
Interest on funds held for clients	18.1	13.2	37%	45.8	36.6	25%
Total revenue	866.5	795.8	9%	2,509.8	2,352.7	7%
Combined operating and SG&A expenses	574.0	489.2	17%	1,540.1	1,412.0	9%
Operating income	292.5	306.6	(5)%	969.7	940.7	3%
Investment income, net	2.3	1.2	94%	6.1	3.6	70%
Income before income taxes	294.8	307.8	(4)%	975.8	944.3	3%
Income taxes	34.4	105.3	(67)%	270.6	322.3	(16)%
Effective income tax rate	11.7%	34.2%		27.7%	34.1%
Net income	$260.4	$202.5	29%	$705.2	$622.0	13%
Diluted earnings per share	$0.72	$0.56	29%	$1.95	$1.71	14%

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.  As of February 28, 2018, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2018	2017	Change	2018	2017	Change
Average investment balances:
Funds held for clients	$4,551.6	$4,502.4	1%	$3,999.7	$3,985.0	—%
Corporate investments	934.4	833.9	12%	919.3	899.8	2%
Total	$5,486.0	$5,336.3	3%	$4,919.0	$4,884.8	1%

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.6%	1.2%		1.5%	1.2%
Corporate investments	1.4%	1.1%		1.3%	1.1%
Combined funds held for clients and corporate investments	1.5%	1.2%		1.5%	1.2%

Total net realized gains	$0.1	$—		$0.1	$0.1

	February 28,	May 31,
$ in millions	2018	2017
Net unrealized (losses)/gains on available-for-sale securities(1)	$(34.9)	$32.0
Federal Funds rate(2)	1.50%	1.0%
Total fair value of available-for-sale securities	$3,755.6	$4,613.2
Weighted-average duration of available-for-sale securities in years(3)	3.3	3.2
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.9%	1.7%
(1)	The net unrealized loss on our investment portfolio was approximately $39.3 million as of March 23, 2018.

(2)

The Federal Funds rate was in the range of 1.25% to 1.50% as of February 28, 2018, compared to a range of 0.75% to 1.0% as of May 31, 2017.  In March 2018, the U.S. Federal Reserve raised the Federal Funds rate by 25 basis points to a range of 1.50% to 1.75%.

(3)	These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Payroll service revenue: Payroll service revenue was $455.0 million for the third quarter and $1.4 billion for the nine months, reflecting increases of 2% and 1%, respectively, compared to the same periods last year.  The increases in payroll service revenue were primarily driven by growth in revenue per check, which reflects price increases, net of discounts.

HRS revenue: HRS revenue was $393.4 million for the third quarter and $1.1 billion for the nine months, reflecting increases of 17% and 13%, respectively, compared to the same periods last year.  HRS revenue growth was primarily driven by increases in client bases across the following HCM services: comprehensive HR outsourcing services, including HROI; retirement services; time and attendance; and insurance services. Our largest HRS revenue stream is Paychex HR Services, which includes our ASO and PEO.  Demand for these services resulted in strong growth in the number of client worksite employees served during both the third quarter and the nine months, as compared to the prior year periods.  Retirement services revenue benefited from an increase in asset fee revenue earned on the asset value of participants’ funds as well as an increase in the number of plans served.  Insurance services revenue benefited from an increase in the number of health and benefit applicants, coupled with higher average premiums for our workers’ compensation insurance services.

Total service revenue: Total service revenue was $848.4 million for the third quarter and $2.5 billion for the nine months, reflecting increases of 8% and 6%, respectively, compared to the same periods last year. The increases were primarily attributable to the items previously discussed.  HROI contributed approximately 3% to the total service revenue growth for the third quarter and approximately 2% for the nine months.

Interest on funds held for clients: Interest on funds held for clients was $18.1 million for the third quarter and $45.8 million for the nine months, reflecting increases of 37% and 25%, respectively, compared to the same periods last year. The increases resulted primarily from higher average interest rates earned. The funds held for clients average investment balances increased approximately 1% for the third quarter, compared to the same period last year, primarily due to strong calendar year-end bonus payments and wage inflation, partially offset by client base mix. The funds held for clients average investment balances were relatively flat for the nine months, compared to the same period last year, as the impact from wage inflation was offset by the impact from client base mix.

Combined operating and SG&A expenses: Total expenses were $574.0 million for the third quarter and $1.5 billion for the nine months,  reflecting increases of 17% and 9%, respectively, compared to the same periods last year. The following table summarizes total combined operating and selling, general and administrative (“SG&A”) expenses:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions	2018	2017	Change	2018	2017	Change
Compensation-related expenses	$328.4	$305.1	8%	$915.7	$882.5	4%
Depreciation and amortization	36.6	31.0	18%	102.3	90.7	13%
PEO insurance costs	55.8	36.3	54%	147.1	105.1	40%
Other expenses	153.2	116.8	31%	375.0	333.7	12%
Total expenses	$574.0	$489.2	17%	$1,540.1	$1,412.0	9%

Compensation-related expenses increased 8% for the third quarter and 4% for the nine months primarily driven by higher wages together with additional investments made in employees. A one-time bonus was paid to non-management employees during the third quarter, which contributed approximately 2% and 1% to total expense growth for the third quarter and the nine months, respectively. Headcount growth was modest, with approximately 14,000 and 13,900 employees as of February 28, 2018 and February 28, 2017, respectively. The growth in compensation-related expenses was tempered by lower variable selling costs.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods. The higher growth rates for depreciation and amortization for both the third quarter and the nine months were primarily driven by an increase in internally developed software that was placed in service over the past two years as well as changes to the useful life of certain assets which accelerated depreciation expense recognition.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. In addition, during the third quarter, we recognized expense of approximately $32.6 million to terminate certain license agreements in order to resolve a contractual dispute with certain licensees, which contributed approximately 7% and 2% to the total expense growth for the third quarter and nine months, respectively. Growth in our PEO, including HROI, contributed to the growth in total expenses for both the third quarter and the nine months. Additionally, other expenses were impacted by investments in technology and acquisition-related costs for both the third quarter and nine months.

Operating income: Operating income was $292.5 million for the third quarter and $969.7 million for the nine months, reflecting a decrease of 5% and an increase of 3% as compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 33.7% for the third quarter and 38.6% for the nine months, compared to 38.5% and 40.0% for the respective periods last year.  Adjusted operating income increased 6% to $325.1 million for the third quarter, as compared to the same prior year period.  Adjusted operating income as a percent of total revenue was 37.5% for the third quarter and 40.0% for the nine months,  compared to 38.5% and 40.0% for the respective periods last year.  Adjusted operating income excludes the impact of certain license agreements terminated during the third quarter.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of this non-GAAP measure.

Investment income, net: Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, was $2.3 million for the third quarter and $6.1 million for the nine months, reflecting increases of 94% and 70%, respectively, compared to the same periods last year. These increases were due to higher average interest rates earned as well as higher average invested balances.  Average corporate investment balances increased 12% and 2% for the third quarter and nine months, respectively.  The increase in average investment balances for the nine months was smaller than the third quarter due to funds used for the HROI acquisition, stock repurchases over the past twelve months, and higher dividend payments.

Income taxes: Our effective income tax rate was 11.7% for the third quarter and 27.7% for the nine months compared to 34.2% and 34.1% for the respective prior year periods.  The effective income tax rates in these periods were significantly impacted by the effects of the Tax Act, enacted on December 22, 2017. As it relates to the Tax Act, during the third quarter we recorded a one-time tax benefit of $20.8 million for the revaluation of our net deferred tax liabilities and a net tax benefit of $36.1 million for the change in our annual effective income tax rate for the first six months of fiscal 2018. These amounts totaled $0.06 per diluted share and $0.10 per diluted share, respectively.

Net income and diluted earnings per share: Net income was $260.4 million for the third quarter and $705.2 million for the nine months, reflecting increases of 29% and 13%, respectively, compared to the same periods last year.  Diluted earnings per share was $0.72 for the third quarter and $1.95 for the nine months, reflecting an increase of 29% for the third quarter and 14% for the nine months, compared to the same periods last year.  These fluctuations were attributable to the factors previously discussed. Adjusted net income was $227.5 million for the third quarter and $700.8 million for the nine months, reflecting increases of 14% and 16%, respectively, compared to the same periods last year.  Adjusted diluted earnings per share was $0.63 per share for the third quarter and $1.94 per share for the nine months, reflecting an increase of 15% for the third quarter and 17%, for the nine months, respectively, compared to the same periods last year.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures:  Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2018	2017	Change	2018	2017	Change
Operating income	$292.5	$306.6	(5)%	$969.7	$940.7	3%
Non-GAAP adjustments:
Termination of license agreements (1)	32.6	—		32.6	—
Total non-GAAP adjustments	32.6	—		32.6	—
Adjusted operating income	$325.1	$306.6	6%	$1,002.3	$940.7	7%

Net income	$260.4	$202.5	29%	$705.2	$622.0	13%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(0.7)	(3.2)		(8.3)	(17.3)
Revaluation of net deferred tax liabilities (3)	(20.8)	—		(20.8)	—
Change in annual effective income tax rate (3)	(36.1)	—		—	—
Termination of license agreements (1)	24.7	—		24.7	—
Total non-GAAP adjustments	(32.9)	(3.2)		(4.4)	(17.3)
Adjusted net income	$227.5	$199.3	14%	$700.8	$604.7	16%

Diluted earnings per share	$0.72	$0.56	29%	$1.95	$1.71	14%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	—	(0.01)		(0.02)	(0.05)
Revaluation of net deferred tax liabilities (3)	(0.06)	—		(0.06)	—
Change in annual effective income tax rate (3)	(0.10)	—		—	—
Termination of license agreements (1)	0.07	—		0.07	—
Total non-GAAP adjustments	(0.09)	(0.01)		(0.01)	(0.05)
Adjusted diluted earnings per share	$0.63	$0.55	15%	$1.94	$1.66	17%

(1)	Additional expense and corresponding tax benefit recognized in the third quarter as a result of the termination of certain license agreements. This event is not expected to recur.
(2)

Net tax windfall or shortfall benefits related to employee stock-based compensation payments recognized in income taxes.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3)

One-time tax benefits recognized in the third quarter as a result of the Tax Act, including $20.8 million related to the revaluation of net deferred tax liabilities and $36.1 million related to the change in our annual effective tax rate for the first six months of fiscal 2018.  These events are not expected to recur.

In addition to reporting operating income, net income, and diluted earnings per share which are U.S. GAAP measures, we present adjusted operating income, adjusted net income, and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted operating income, adjusted net income, and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the SEC.  As such, they should not be considered as a substitute for the GAAP measures of operating income, net income, and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with the GAAP measures.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 28, 2018 remained strong with cash and total corporate investments of $826.6 million.  Short-term borrowings totaled $57.7 million as of February 28, 2018.  We believe that our investments in an unrealized loss position as of February 28, 2018 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. It is anticipated that cash and total corporate investments as of February 28, 2018, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of February 28, 2018.  Details of borrowings under this credit facility during the third quarter and the nine months, as well as the respective prior year periods, are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2018	2017	2018	2017
Number of days borrowed	2	8	21	27
Maximum amount borrowed	$200.0	$250.0	$700.0	$350.0
Weighted-average amount borrowed	$125.0	$81.3	$311.9	$183.3
Weighted-average interest rate	4.25%	2.24%	4.24%	2.68%

In addition to overnight borrowings, during the nine months we borrowed $100.0 million for three days at a weighted-average interest rate of 4.25%.  During the respective prior year period, we borrowed $150.0 million for seven days and $50.0 million for 18 days at a weighted-average LIBOR-based interest rate of 1.40%.

JPM $500 Million Credit Facility:    There were no borrowings outstanding under this credit facility as of February 28, 2018.  During the nine months, we borrowed against this credit facility for the first time.  Details of borrowings under this credit facility during the third quarter and the nine months are as follows:

	For the three months ended	For the nine months ended
	February 28,	February 28,
$ in millions	2018	2018
Number of days borrowed	19	39
Maximum amount borrowed	$75.0	$400.0
Weighted-average amount borrowed	$75.0	$147.2
Weighted-average interest rate	2.19%	2.69%

We typically borrow on an overnight basis. In addition to overnight borrowings, during the third quarter, we borrowed $75.0 million for 19 days at a  weighted-average LIBOR-based interest rate of 2.19%.  During the nine months, we borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted-average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of February 28, 2018, we have $57.7 million outstanding under this credit facility, which remains outstanding as of the date of this report. Details of borrowings under this credit facility during the third quarter and the nine months, as well as the respective prior year periods, are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2018	2017	2018	2017
Number of days borrowed	90	90	269	267
Maximum amount borrowed	$59.9	$55.6	$59.9	$55.6
Weighted-average amount borrowed	$59.1	$55.3	$57.6	$52.6
Weighted-average interest rate	2.01%	1.27%	1.83%	1.13%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We  were in compliance with all of these covenants as of February 28, 2018.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us and our subsidiaries, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: We had irrevocable standby letters of credit outstanding totaling $56.8 million as of February 28, 2018, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2018 and December 2018.  No amounts were outstanding on these letters of credit as of or during the nine months.

Lines of credit:  Effective August 17, 2017, we terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to us at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business. There were no amounts outstanding under these lines of credit during the nine months.  We do not have any other open lines of credit as of the date of this report.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately  $5.8 million  of capital assets as of February 28, 2018.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and are not material as of February 28, 2018. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

In August 2017, we announced our plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space for an estimated total cost of approximately $60.0 million.  We completed the purchase of these buildings during the three months ended November 30, 2017 for a combined cost of  approximately $34.7 million and placed approximately $16.0 million in escrow for the building renovations.  Renovations on the buildings purchased are in-process, and are expected to be substantially completed during the fiscal year ending May 31, 2019. In addition, in September 2017, we entered into a transaction with the County of Monroe Industrial Development Agency for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

During the third quarter, we began negotiations to terminate certain license agreements and acquire rights to certain client lists in order to resolve a contractual dispute with certain licensees.  The negotiations were completed on March 12, 2018.  We recorded $32.6 million in our Consolidated Balance Sheets within other current liabilities as of February 28, 2018, and $24.7 million, net of tax, in our Consolidated Statements of Income and Comprehensive Income during the third quarter related to the termination of the license agreements.  We acquired rights to certain client lists as it relates to this agreement in March 2018 for a cost of approximately $30.0 million.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than 1% of our total assets as of February 28, 2018.

Operating Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2018	2017
Net income	$705.2	$622.0
Non-cash adjustments to net income	191.5	175.5
Cash provided by/(used in) operating assets and liabilities	92.2	(28.2)
Net cash provided by operating activities	$988.9	$769.3

The increase in our operating cash flows for the nine months,  compared to the same period last year, was the result of higher net income and fluctuations in our operating assets and liabilities.  Net income was significantly impacted by favorable one-time adjustments in income taxes resulting from the enactment of the Tax Act in December 2017.  The fluctuations in our operating assets and liabilities were primarily related to the timing of income taxes and PEO payroll accruals and related unbilled receivables, which can fluctuate based on timing of period end compared to payroll check dates.  In addition, fluctuations in operating liabilities reflect the accrual for the one-time charges recognized in the third quarter following the termination of certain license agreements.

Investing Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2018	2017
Net change in funds held for clients and corporate investment activities	$331.6	$(871.9)
Purchases of property and equipment	(122.0)	(66.8)
Acquisition of businesses, net of cash acquired	(178.5)	—
Purchases of other assets	(6.7)	(8.4)
Net cash provided by/(used in) investing activities	$24.4	$(947.1)

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

The nine months reflected a net cash inflow resulting from the net change in funds held for clients and corporate investment activities, whereas there was a net cash outflow for the respective prior year period.  These fluctuations were attributable to timing of collections and remittances within the client funds portfolio, and related investment or liquidation of funds held for client fund obligations, as discussed further in the “Financing Cash Flows Activities” section which follows.

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities.

The net cash outflow for purchases of property and equipment during the nine months includes the purchase of five buildings and ongoing renovations of over 300,000 square feet of existing space in Rochester, NY.  This new multi-building Paychex campus, announced in August 2017, will result in the consolidation of current leased space in the Rochester area.

Acquisitions of businesses, net of cash acquired, reflects our acquisition of Lessor in February 2018 and our acquisition of HROI in August 2017.  The Lessor acquisition consideration was cash while the HROI acquisition consideration was a combination of cash and stock.

Purchases of other assets relates primarily to client list acquisitions.

Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions, except per share amounts	2018	2017
Net change in client fund obligations	$(300.7)	$819.8
Net proceeds from short-term borrowings	57.7	55.4
Dividends paid	(538.7)	(496.9)
Repurchases of common shares	(94.1)	(166.2)
Activity related to equity-based plans	1.8	24.1
Net cash (used in)/provided by financing activities	$(874.0)	$236.2
Cash dividends per common share	$1.50	$1.38

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

The nine months reflected a net cash outflow resulting from the net change in client fund obligations, whereas there was a net cash inflow for the same period last year.   For the nine months, payroll tax remittances exceeded collections, driven by timing of semi-weekly tax payments.  For the respective prior year period, payroll tax collections exceeded remittances.  Since February 28, 2018 was a Wednesday, which is a large remittance day for semi-weekly tax payments, there were significantly less funds on hand at that date compared to February 28, 2017, which was a Tuesday, a much less significant tax remittance day.

Net proceeds from short-term borrowings:  During the nine months, we borrowed funds under our credit facilities. Certain borrowings remained outstanding under the PNC credit facility as of February 28, 2018.  Borrowings are to finance working capital needs and general corporate purposes.

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

Repurchases of common stock: In July 2016, the Company announced that the Board approved a program to repurchase up to $350.0 million of our common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution.  No shares were repurchased during the three months ended February 28, 2018 and February 28, 2017.  During the nine months ended February 28, 2018 and February 28, 2017, the Company repurchased 1.6 million shares for $94.1 million and 2.9 million shares of our common stock for $166.2 million, respectively.  Of the shares repurchased during the nine months ended February 28, 2017, $59.7 million were repurchased under a previously authorized common stock repurchase program.  All shares of common stock repurchased were retired.  As of February 28, 2018, approximately $149.4 million remains available under the approved common stock repurchase program.

Activity related to equity-based plans:  Net cash inflows from activity related to equity-based plans decreased for the nine months compared to the respective prior year period.  This lower net cash inflow for the nine months compared to the prior year period is largely a result of lower proceeds from stock option exercises, as 0.5 million options were exercised during the nine months compared to 1.2 million  options exercised during the respective prior year period.

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

During the  nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5% compared with 1.2% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, excluding VRDNs, which as of February 28, 2018 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2018 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2018
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$317.9	$317.9
Due after one year through three years	820.5	819.9
Due after three years through five years	998.1	990.7
Due after five years	1,654.0	1,627.1
Total	$3,790.5	$3,755.6

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

In March 2018, the Federal Funds rate was raised by 25 basis points to a range of 1.50% to 1.75%.  The Federal Reserve has raised this rate by 25 basis points six times since December 2015.

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

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $34.9 million as of February 28, 2018, compared with a net unrealized gain of $32.0 million as of May 31, 2017. During the nine months, the net unrealized (loss)/gain on our investment portfolios ranged from an unrealized loss of $36.0  million to an unrealized gain of  $41.4 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolios was approximately $39.3 million as of March 23, 2018.

As of February 28, 2018 and May 31, 2017, we had $3.8 billion and $4.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.9% as of February 28, 2018 and 1.7% as of May 31, 2017. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of February 28, 2018 would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2018 were not other-than-temporarily impaired. While $2.0 billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $39.9 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2018 and May 31, 2017 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of February 28, 2018, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal control over financial reporting to determine whether any change occurred during the quarter ended February 28, 2018. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2016, the Company’s Board of Directors approved a program to repurchase up to $350.0 million of the Company's common stock, authorized through May 31, 2019.  The purpose of the program is to manage common stock dilution and shares repurchased are retired.  There were no repurchases of common stock under this program during the three months ended February 28, 2018.  As of February 28, 2018, the dollar value of common shares that remain available to be repurchased under the program is approximately $149.4 million.

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

PAYCHEX, INC.

Date:	March 28, 2018	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2018	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)