Form 10-K
period 2018-05-31
PAYCHEX INC
filed 2018-07-20
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

As of November 30, 2017, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $21,553,152,555 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2018, 358,999,129 shares of the registrant’s common stock, $.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 11, 2018, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2018

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

•

changes in the laws regulating collection and payment of payroll taxes, professional employer organizations (“PEOs”), and employee benefits, including retirement plans, workers’ compensation, health insurance (including health care reform legislation), state unemployment, and section 125 plans;

•	changes in health insurance and workers’ compensation insurance rates and underlying claim trends;

•	changes in technology that adversely affect our products and services and impact our ability to provide timely enhancements to services and products;

•

the possibility of cyberattacks, security breaches, or other security vulnerabilities that could disrupt operations or expose confidential client data, and could also result in reduced revenues, increased costs, liability claims, or harm to our competitive position;

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

•	potential outcomes related to pending or future litigation and legislative matters;

•	the expected impacts of the Tax Cut and Jobs Act of 2017 (the “Tax Act”); and

•	risks related to the integration of the businesses we acquire.

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

Item 1.    Business

Incorporated in Delaware in 1979, we are a leading provider of integrated human capital management (“HCM”) solutions for payroll, human resource (“HR”), retirement, and insurance services for small- to medium-sized businesses. As of May 31, 2018, we served over 650,000 payroll clients. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and Europe. We report our results of operations and financial condition as one business segment. Our fiscal year ends May 31st.

Company Strategy

Our mission is to be the leading provider of HCM solutions for payroll, HR, retirement, and insurance services for small- to medium-sized businesses by being an essential partner with America’s businesses.  We believe that success in this mission will lead to strong, long-term financial performance.  Our business strategy focuses on the following:

•	flexible, convenient service;
•	industry-leading, integrated technology;
•	providing a comprehensive suite of value-added HCM services;
•	solid sales execution;
•	continued service penetration; and
•	engaging in strategic acquisitions, when possible.

Our Clients

The target market for our integrated HCM solutions is in the small- to mid-market space. Within this space, we serve a diverse base of small- to medium-sized clients operating in a broad range of industries located throughout the U.S. and Europe. Our clients have the option to select the HCM modules they need with the ability to easily add services as they grow. They can also opt for our comprehensive HR and payroll outsourcing solutions, Paychex HR Services. This flexibility allows our clients to define the solution that best meets their needs. We utilize service agreements and arrangements with clients that are generally terminable by the client at any time or upon relatively short notice. For the fiscal year ended May 31, 2018 (“fiscal 2018”), client retention was approximately 81% of our beginning client base for the fiscal year, consistent with a year ago.

We support our small-business clients in reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our dynamic products and customer service options for a quick and easy payday. Clients can choose to have our service team handle everything for them, or can process payroll themselves utilizing our robust Paychex Flex® processing platform or SurePayroll®  online applications. Both products are cloud-based software-as-a-service (“SaaS”) solutions that allow users to do payroll when they want, how they want, and on any device (desktop, tablet, and mobile phone).

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

Our mid-market clients have more complex payroll and employee benefit needs. Our mid-market clients are serviced through our Paychex Flex Enterprise solution, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform.  All new clients are sold on the Paychex Flex platform.  Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions.  Paychex Flex Enterprise allows mid-market clients to choose the services and software they need to meet the complexity of the business and have them integrated through one HCM solution.

Description of Services

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse payroll and HR needs. Clients can select services on an á la carte basis or as part of various product bundles. Our offerings often leverage the information gathered in our base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum.

Our portfolio of HCM and employee benefit-related services are comprised of the following:

•

Payroll processing services: Payroll processing services include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

•

Payroll tax administration services: Our payroll tax administration services provide for accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable tax or regulatory agencies (federal, state, and local). In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending up to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes.

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

•

Paychex HR Services: We offer comprehensive HR outsourcing solutions that provide businesses a full-service approach to the outsourcing of employer and employee administrative needs. Our Paychex HR Services offering is available through Paychex HR Solutions, an administrative services organization (“ASO”), or Paychex PEO. Both options offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative. These comprehensive bundles of services are designed to make it easier for businesses to manage their payroll and related benefit costs while providing a benefits package that is competitive with those offered by larger companies. Clients are also assigned a dedicated HR professional called a human resources generalist, or HRG. Available to meet onsite, the HRG helps clients navigate obligations related to federal and state regulations, and supports employers with workforce functions such as hiring, training, and workplace safety. We believe HRGs differentiate us in the marketplace.

Our PEO differs from the ASO in that we serve as a co-employer of our clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO services are sold through our registered and licensed subsidiary, Paychex Business Solutions, LLC and HR Outsourcing Holdings, Inc., which was acquired in August 2017. We are certified under the Small Business Efficiency Act to provide PEO services. We also offer Paychex HR Essentials, which is an ASO product that provides support to our clients over the phone or online to help manage employee-related topics.  As of May 31, 2018, Paychex HR Services was utilized by approximately 41,000 clients with approximately 1,157,000 client worksite employees.

•

Retirement services administration: Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients have the ability to choose from a group of pre-defined fund selections or to customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include relationships with financial advisors. As of May 31, 2018, retirement services covered approximately 82,000 plans and the asset value of participants' funds externally managed totaled approximately $30.6 billion.

•

Insurance services: Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers, while allowing employers to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

We also offer comprehensive solutions to help employers and employees with certain mandates under the Affordable Care Act (“ACA”), which sets forth specific coverage and reporting requirements that employers must meet.  Our Paychex Employer Shared Responsibility (“ESR”) Service is aimed at helping clients: 1) determine if the ACA’s ESR provision applies to them; 2) provide ongoing ACA analysis and monitoring, along with automatic alerts, of their employees and hours worked; 3) evaluate if their health care offering meets the minimum coverage requirement; and 4) prepare and file end-of-year reporting.

•

HR administration services: We offer cloud-based HR administration software products for employee benefits management and administration, time and attendance solutions, recruiting, and onboarding. Paychex HR Online offers powerful tools for managing employee benefits, personnel information, and HR compliance and reporting. Our BeneTrac service manages the employee-benefit enrollment process. Our time and attendance products, including our integrated Flex Time software, provides timekeeping, scheduling, and workforce analytics. These services allow the employer to handle multiple payroll scenarios, improving productivity, accuracy, and reliability in the payroll process. In fiscal 2018, we introduced the InVisionTM IRIS Time Clock, a biometric clock that scans the iris, providing fast and accurate time capture. Our expense reporting solution is a web-based solution that provides clients with tools to manage and control the expense reporting process. The applicant tracking suite provides technology that streamlines, simplifies, and drives the applicant workflow and onboarding process for companies of all sizes.

•

Other HR services and products: We offer the outsourcing of plan administration under section 125 of the Internal Revenue Code, allowing employees to use pre-tax dollars to pay for certain health insurance benefits and health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services. We offer state unemployment insurance services, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents. Other products include employee handbooks, management manuals, and personnel and required regulatory forms. These products are designed to simplify clients’ administrative processes all while enhancing their employee benefits programs.

•

Accounting and Financial Services: We offer various accounting and financial services to small- to medium-sized businesses. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of services to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation. We recently launched Paychex Promise, a subscription-based service that offers protection against payroll interruptions and solutions to address routine challenges of running a successful business.  The primary offering is payroll protection, which extends the collection of payroll funds from a client’s bank account by seven days without interruption of service or charges for insufficient funds.  In addition, through partnerships with third-party providers, we provide clients opportunities for services such as payment processing services, financial fitness programs, and a small-business loan resource center.

Technology and Service Platform

Paychex Flex is our proprietary HCM SaaS platform through which we provide an integrated product suite that covers the employee life cycle from recruiting and hiring to retirement. Paychex Flex streamlines workforce management through innovative technology and flexible choice of service. It uses a single cloud-based platform, with single client and employee records and single sign-on, including self-service options and mobility applications. The HCM product suite integrates recruiting and applicant tracking, employee onboarding, payroll, employee benefits and HR administration, time and attendance, and retirement services. In addition, Paychex Flex presents function-focused analytics throughout the platform, assisting HR leaders with making more informed business decisions.  Paychex Flex also provides technology-enabled service, with options that include self-service, a 24/7 dedicated service center, an individual payroll specialist, and integrated service via a multi-product service center.  In addition, mid-market clients can utilize a relationship manager for more personalized service.  This flexible platform services our small- to medium-sized clients, and our PEO business.

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

In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. Greater than 50% of our new small-market payroll clients (excluding business acquisitions) come from these referral sources. Our dedicated business development group drives sales through banking, national associations, and franchise channels.  We also utilize digital marketing as a means to market our services.

We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. Our current partnership agreement with the AICPA is in place through September 2021.  We also partner with various state CPA society organizations.

Our website, which is available at www.paychex.com, includes online payroll sales presentations and service and product information.  It also serves as a cost-efficient tool that serves as a source of leads and new sales, while complementing the efforts of our direct and virtual sales forces. This online tool allows us to market to clients and prospective clients in other geographical areas where we do not have a direct sales presence. In addition, the insurance services section of our website, which is accessible at www.paychex.com/group-health-insurance, provides information to help small businesses navigate the insurance industry, and generates leads by allowing interested parties to get in contact with one of our professional insurance agents.

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance to clients and other interested parties. We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impacts of regulatory change. We track current regulatory issues that impact the business community and provide a monthly regulatory update. Our Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. Through the Paychex Flex online platform, AccountantHQ offers access to authorized client payroll and HR data and key account contacts, along with an extensive accountant resource library. AccountantHQ drives efficiency by putting accountants in the best position possible to easily access critical client payroll and HR data and powerful reporting tools. Our Paychex WORX website, available at www.paychex.com/worx, is a digital destination for insightful resources useful for businesses at every stage, from entrepreneur to enterprise. Paychex WORX highlights the breadth of our product line, expertise, and ability to help businesses of all sizes with a wide range of HR and financial information for current clients and prospects alike.

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

The market for HCM services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, regional, local, and online service providers. In addition to traditional payroll processing and HR service providers, we compete with in-house payroll and HR systems and departments. Payroll and HR systems and software are sold by many vendors. Human Resource Services (“HRS”) products also compete with a variety of providers of HR services, such as retirement services companies, insurance companies, and HR and benefits consulting firms.

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

Employees

We believe our ability to attract and retain qualified employees in all areas of our business is important to our future success and growth. As of May 31, 2018, we employed approximately 14,300 people.  None of our employees were covered by collective bargaining agreements.

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

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information. The information on our website is not incorporated by reference into our Form 10-K.

Our corporate website, www.paychex.com, provides materials for investors and information about our services. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports and filings, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2018 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our services may be adversely impacted by changes in government regulations and policies.    Many of our services, particularly payroll tax administration services and employee benefit plan administration services, are designed according to government regulations that continually change, for example, the ambiguity surrounding the Department of Labor’s fiduciary rule for retirement plan service. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. Added requirements could also increase our cost of doing business. Failure to educate and assist our clients regarding new or revised legislation that impacts them could have an adverse impact on our reputation. Failure by us to modify our services in a timely fashion in response to regulatory changes could have a material adverse effect on our business and results of operations.

Our business and reputation may be adversely impacted if we fail to comply with U.S. and foreign laws and regulations.  Our services are subject to various laws and regulations, including, but not limited to, the ACA and Anti-Money Laundering rules. The growth of our international operations via acquisition also subjects us to additional risks, such as compliance with the Foreign Corrupt Practices Act and United Kingdom Bribery Act. As of this fiscal year, the financial impact of our international operations to our overall business has been insignificant. However, over time, our international operations may grow and increase their significance to our business. Uncertainty regarding the potential future modifications of existing laws and regulations can also adversely affect our business. There is uncertainty regarding the potential future evolution and modification of the ACA. Failure to update our services to comply with modified or new legislation in the area of health care reform as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.  We have policies and procedures to monitor our compliance with U.S. and foreign laws and regulations throughout the business and our acquisitions.

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

Our reputation, results of operations, or financial condition may be adversely impacted if we fail to comply with data privacy laws and regulations.  Our services require the storage and transmission of proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as their financial and payroll data.  Our applications are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy.  In the U.S., we are subject to rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification laws. In addition, the European Union’s General Data Privacy Regulation became fully effective in May 2018. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyberattacks, security vulnerabilities or Internet disruptions.  We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes.  Cyberattacks and security threats are a risk to our business and reputation.  A privacy or IT security breach could have a material adverse effect on our business.

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

Our service platforms enable our clients to store and process personal data on premise or, increasingly, in a cloud-based environment that we host.  The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures.  As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, if our security measures are breached, our business could be substantially harmed and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results.  Third parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

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

Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third party allegations of infringement may be costly.  Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other wrongful conduct by employees or third parties.  To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand, and may adversely affect our ability to compete.

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees or other costs. We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct and employment and labor law matters. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Quantitative and qualitative disclosures about market risk:    Refer to Item 7A of this Form 10-K for a discussion on Market Risk Factors, which could have a material adverse effect on our business and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We owned and leased the following properties as of May 31, 2018:

Square feet
Owned facilities:
Rochester, New York	1,012,000
Other U.S. locations	65,000
International locations	19,000
Total owned facilities	1,096,000

Leased facilities:
Rochester, New York	156,000
Other U.S. locations	1,883,000
International locations	55,000
Total leased facilities	2,094,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are at various locations throughout the U.S. and house our branch and sales offices, regional service centers, multi-product service centers, and data processing centers. These locations are concentrated in metropolitan areas. Our international locations primarily house our European branch and sales locations. We believe that adequate, suitable lease space will continue to be available to meet our needs.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market under the symbol “PAYX”. Dividends have historically been paid on our common stock in August, November, February, and May. The level and continuation of future dividends are dependent on our future earnings and cash flows, and are subject to the discretion of our Board of Directors (the “Board”).

As of June 30, 2018, there were 11,262 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 4,661 participants in the Paychex, Inc. Employee Stock Purchase Plan and 4,386 participants in the Paychex, Inc. Employee Stock Ownership Plan.

The high and low sales prices for our common stock as reported on the NASDAQ Global Select Market and dividends for fiscal 2018 and the fiscal year ended May 31, 2017 (“fiscal 2017”) are as follows:

	Fiscal 2018			Fiscal 2017
			Cash			Cash
			dividends			dividends
	Sales prices		declared	Sales prices		declared
	High	Low	per share	High	Low	per share
First quarter	$61.13	$54.24	$0.50	$61.87	$53.57	$0.46
Second quarter	$67.31	$56.71	$0.50	$61.62	$52.78	$0.46
Third quarter	$70.25	$61.86	$0.50	$62.18	$57.07	$0.46
Fourth quarter	$66.72	$59.84	$0.56	$63.03	$56.57	$0.46

The closing price of our common stock as of May 31, 2018, as reported on the NASDAQ Global Select Market, was $65.58 per share.

During fiscal 2018, we maintained a common stock repurchase program authorized by the Board in July 2016 which expires on May 31, 2019. In addition, during fiscal 2017, we maintained a second common stock repurchase plan authorized by the Board in May 2014 which expired on May 31, 2017. Both programs allow us to repurchase up to $350.0 million of our common stock. Shares repurchased under these programs during fiscal 2018 and fiscal 2017 were as follows:

	Fiscal 2018		Fiscal 2017
In millions	Total number of shares purchased	Total dollars	Total number of shares purchased	Total dollars
First quarter	1.6	$94.1	—	$—
Second quarter	—	—	2.9	166.2
Third quarter	—	—	—	—
Fourth quarter	0.9	49.0	—	—
Fiscal year	2.5	$143.1	2.9	$166.2

As of May 31, 2018, the approximate dollar value of common stock shares available for repurchase under the program authorized in July 2016 is $100.5 million. All amounts authorized under the program in May 2014 were fully repurchased. All shares of stock repurchased during fiscal 2018 and fiscal 2017 were retired.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2013, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

May 31,	2013	2014	2015	2016	2017	2018
Paychex	$100.00	$114.24	$141.94	$161.20	$181.73	$206.30
S&P 500	$100.00	$120.45	$134.67	$136.98	$160.91	$184.05
Peer Group	$100.00	$126.92	$163.02	$167.30	$196.63	$253.88

There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

Our Peer Group for fiscal 2018 is comprised of the following companies:

Alliance Data Systems Corporation	H&R Block, Inc.
Automatic Data Processing, Inc. (direct competitor)	Intuit Inc.
Broadridge Financial Solutions, Inc.	Moody’s Corporation
DST System, Inc.	Robert Half International Inc.
The Dun & Bradstreet Corporation	TD AMERITRADE Holding Corporation
Equifax, Inc.	Total Systems Services, Inc.
Fiserv, Inc.	The Western Union Company
Global Payments Inc.

Item 6.    Selected Financial Data

In millions, except per share amounts
Year ended May 31,	2018(1),(2),(3)	2017(3)	2016(4),(5)	2015(5)	2014(5)
Service revenue	$3,317.4	$3,100.7	$2,905.8	$2,697.5	$2,478.2
Interest on funds held for clients	$63.5	$50.6	$46.1	$42.1	$40.7
Total revenue	$3,380.9	$3,151.3	$2,951.9	$2,739.6	$2,518.9
Operating income	$1,287.5	$1,239.6	$1,146.6	$1,053.6	$982.7
Net income	$933.7	$817.3	$756.8	$674.9	$627.5
Basic earnings per share	$2.60	$2.27	$2.10	$1.86	$1.72
Diluted earnings per share	$2.58	$2.25	$2.09	$1.85	$1.71
Cash dividends per common share	$2.06	$1.84	$1.68	$1.52	$1.40
Purchases of property and equipment	$154.0	$94.3	$97.7	$102.8	$84.1
Cash and total corporate investments	$719.7	$777.4	$793.2	$936.4	$936.8
Total assets	$7,463.7	$6,833.7	$6,440.8	$6,467.5	$6,321.0
Total debt	$—	$—	$—	$—	$—
Stockholders’ equity	$2,024.5	$1,955.3	$1,911.7	$1,785.5	$1,777.0
Return on stockholders’ equity	46%	42%	40%	36%	35%

(1)

In fiscal 2018, the enactment of the Tax Act significantly impacted our net income, basic and diluted earnings per share, and return on stockholders’ equity. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for additional discussion of the impact of the Tax Act.

(2)

In fiscal 2018, an additional expense and corresponding tax benefit was recognized as a result of the termination of certain license agreements. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, for additional discussion of the impact of the termination of certain license agreements.

(3)

In fiscal 2017, we early-adopted new accounting guidance related to employee stock-based compensation payments. As a result, a discrete tax benefit was recognized upon exercise or lapse of stock-based awards. This increased diluted earnings per share by approximately $0.04 per diluted share and $0.05 per diluted share for fiscal 2018 and fiscal 2017, respectively.

(4)

In the fiscal year ended May 31, 2016 (“fiscal 2016”), a net tax benefit was recorded for income derived in prior tax years from customer-facing software we produced. This increased diluted earnings per share by approximately $0.06 per share.

(5)

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for each of the three fiscal years ended May 31, 2018 (“fiscal 2018” or the “fiscal year”), May 31, 2017 (“fiscal 2017”), and May 31, 2016 (“fiscal 2016”), and our financial condition as of May 31, 2018. This review should be read in conjunction with the accompanying consolidated financial statements and the related notes to consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K (“Form 10-K”) and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995” contained at the beginning of Part I of this Form 10-K.

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

Our mission is to be the leading provider of payroll, HR, and employee benefits services for small and mid-sized companies by being an essential partner with America's businesses.  We believe success in this mission will lead to strong long-term financial performance.  Our strategy focuses on flexible, convenient service; industry-leading, integrated technology; solid sales execution; providing a comprehensive suite of value-added HCM services; continued service penetration; and engaging in strategic acquisitions, when possible.

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

Our financial results for fiscal 2018 reflect another year of steady growth.  HRS revenue continued to experience strong growth of 14% for fiscal 2018 as compared with fiscal 2017. HRS revenue growth was primarily driven by increases in client bases across the following HCM services:  comprehensive HR outsourcing services, including HR Outsourcing Holdings, Inc. (“HROI”) acquired in fiscal 2018; retirement services; time and attendance; and insurance services.  Payroll service revenue increased 2% for fiscal 2018 as compared with fiscal 2017, primarily driven by growth in revenue per check, which improved as a result of our price increases, net of discounts. As of May 31, 2018, including the Lessor Group (“Lessor”) acquisition, we served over 650,000 payroll clients.  As of May 31, 2017, we served approximately 605,000 payroll clients.  Client retention was approximately 81% of our beginning client base for the fiscal year, consistent with a year ago.

Interest rates available on high-quality financial instruments are gradually increasing. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.5% for fiscal 2018, compared to 1.2% for fiscal 2017 and 1.1% for fiscal 2016.  The United States (“U.S.”) Federal Reserve raised the Federal Funds rate by a total of 75 basis points during fiscal 2018 to a range of 1.50% to 1.75% as of May 31, 2018.  In June 2018, the Federal Funds rate was raised an additional 25 basis points to a range of 1.75% to 2.0%.  The Federal Funds rate was in the range of 0.75% to 1.0% as of May 31, 2017.

Highlights of our financial results for fiscal 2018, compared to fiscal 2017, are as follows:

•	Total revenue increased 7% to $3.4 billion.
o	HRS revenue increased 14% to $1.5 billion.
o	Payroll service revenue increased 2% to $1.8 billion.
o	Interest on funds held for clients increased 26% to $63.5 million.
•	Operating income increased 4% to $1.3 billion. Adjusted operating income(1) increased 6% to $1.3 billion.
•	Net income increased 14% to $933.7 million. Adjusted net income(1) increased 15% to $920.0 million.
•	Diluted earnings per share increased 15% to $2.58 per share. Adjusted diluted earnings per share(1) increased 16% to $2.55 per share.
•	Dividends of $739.7 million were paid to stockholders, representing 79% of net income.
(1)

Adjusted operating income, adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures.  Please refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income, net income, and diluted earnings per share.

Business Outlook

Our payroll client base, including Lessor, exceeded 650,000 clients as of May 31, 2018, and was approximately 605,000 clients as of May 31, 2017 and May 31, 2016.  Excluding Lessor, our payroll client base was relatively flat for fiscal 2018 as compared to fiscal 2017.

While HRS products provide services to employers and employees beyond payroll, they effectively leverage payroll processing data.  Our HR administration services are included as part of the integrated HCM solution within Paychex Flex.  The following table illustrates the growth in selected HRS service offerings:

	Balance as of	Growth rates for fiscal year
	May 31, 2018	2018	2017	2016
Paychex HR Services client worksite employees(1)	1,157,000	13%	8%	10%
Paychex HR Services clients(1)	41,000	12%	7%	10%
Health and benefits services applicants	177,000	9%	8%	6%
Retirement services plans	82,000	6%	5%	7%

(1) The total number of worksite employees and clients for fiscal 2018 include HROI.

In fiscal 2018, we expanded our commitment to delivering superior technology and service solutions to our Paychex clients.  New offerings introduced in fiscal 2018 included:

•

Accountant HQ, a Paychex Flex platform-based offering, which provides access to authorized client payroll and HR data and key account contacts to assist a client’s accountant in driving greater efficiency;

•	InVisionTM Iris Time Clock, a biometric clock that scans the iris, providing fast and accurate time capture;
•	Netspend’s Tip NetworkTM, which streamlines the process for paying tipped employees;
•	Do-It-Yourself online employee handbook; and
•	Onboarding Essentials, which enables clients to onboard new hires quickly and in a completely paperless fashion.

Concentrated effort remains on the continued enhancements of Paychex Flex, our robust cloud-based HCM platform, which allows direct client access to payroll, HR, and benefits information in a streamlined and integrated approach to workplace management.

We continue to strengthen our position as an expert in our industry by serving as a source of education and information to clients, small businesses, and other interested parties.  We provide free webinars, white papers, and other information on our website to aid existing and prospective clients with the impact of regulatory changes.  The Paychex Insurance Agency, Inc. website, www.paychex.com/group-health-insurance, helps small-business owners navigate the area of insurance coverage.  Both this website and www.paychex.com/worx have sections dedicated to the topic of health care reform.

Financial position and liquidity

Our financial position as of May 31, 2018 remained strong with cash and total corporate investments of $719.7 million and no debt. Our investment strategy continues to focus on protecting principal and optimizing liquidity.  We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds. During fiscal 2018, our primary short-term investment vehicles were Variable Rate Demand Notes (“VRDNs”) and bank demand deposit accounts.

A majority of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe that our investments as of May 31, 2018 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated by our ongoing operations. Cash flows from operations were $1.3 billion for fiscal 2018.   Historically, we have funded our operations, capital purchases, business acquisitions, share repurchases, and dividend payments from our operating activities.  Our positive operating cash flows for fiscal 2018 allowed us to support our business and to pay substantial dividends to our stockholders. In April 2018 and July 2017, our Board of Directors (the “Board”) increased our quarterly dividend by 12% to $0.56 per share from $0.50 per share, and 9% to $0.50 per share from $0.46 per share, respectively.  Dividends paid to stockholders were 79% of net income for fiscal 2018. It is anticipated that cash and total corporate investments as of May 31, 2018, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, dividend payments, and business acquisitions, if any, for the foreseeable future.

For further analysis of our results of operations for fiscal years 2018,  2017, and 2016, and our financial position as of May 31, 2018, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7 and the discussion in the “Critical Accounting Policies” section of this Item 7.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2018	Change	2017	Change	2016
Revenue:
Payroll service revenue	$1,810.0	2%	$1,779.3	3%	$1,729.9
HRS revenue	1,507.4	14%	1,321.4	12%	1,175.9
Total service revenue	3,317.4	7%	3,100.7	7%	2,905.8
Interest on funds held for clients	63.5	26%	50.6	10%	46.1
Total revenue	3,380.9	7%	3,151.3	7%	2,951.9
Combined operating and SG&A expenses	2,093.4	10%	1,911.7	6%	1,805.3
Operating income	1,287.5	4%	1,239.6	8%	1,146.6
Investment income, net	8.6	66%	5.2	13%	4.5
Income before income taxes	1,296.1	4%	1,244.8	8%	1,151.1
Income taxes	362.4	(15)%	427.5	8%	394.3
Effective income tax rate	28.0%		34.3%		34.3%
Net income	$933.7	14%	$817.3	8%	$756.8
Diluted earnings per share	$2.58	15%	$2.25	8%	$2.09

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2018, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	Year ended May 31,
$ in millions	2018	2017	2016
Average investment balances:
Funds held for clients	$4,040.8	$4,066.3	$4,105.5
Corporate investments	915.1	906.7	922.6
Total	$4,955.9	$4,973.0	$5,028.1

Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.6%	1.2%	1.1%
Corporate investments	1.3%	1.1%	0.9%
Combined funds held for clients and corporate investments	1.5%	1.2%	1.1%

Total net realized gains	$0.1	$0.1	$0.1

$ in millions
As of May 31,	2018	2017	2016
Net unrealized (losses)/gains on available-for-sale securities(1)	$(38.3)	$32.0	$47.6
Federal Funds rate(2)	1.75%	1.00%	0.50%
Total fair value of available-for-sale securities	$3,104.8	$4,613.2	$4,141.9
Weighted-average duration of available-for-sale securities in years(3)	3.1	3.2	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	1.9%	1.7%	1.7%

(1)	The net unrealized loss on our investment portfolios was approximately $33.0 million as of July 18, 2018.
(2)

The Federal Funds rate was in the range of 1.50% to 1.75% as of May 31, 2018,  in the range of 0.75% to 1.00% as of May 31, 2017, and in the range of 0.25% to 0.50% as of May 31, 2016.  In June 2018, the Federal Funds rate was raised an additional 25 basis points to a range of 1.75% to 2.0%.

(3)	These items exclude the impact of VRDNs, as they are tied to short-term interest rates.

Payroll service revenue:  Payroll service revenue was $1.8 billion for fiscal 2018 and $1.8 billion for fiscal 2017, reflecting growth of 2% and 3%, respectively, compared to each of the prior fiscal year periods.  Both fiscal 2018 and fiscal 2017 benefited from increases in revenue per check, which improved as a result of price increases, net of discounts.  The impact of the acquisition of Lessor on payroll service revenue growth for fiscal 2018 was insignificant.  The acquisition of Paychex Advance contributed approximately 1% to payroll service revenue growth for fiscal 2017.

As of May 31, 2018, including the Lessor acquisition, we served over 650,000 payroll clients.  For fiscal 2017, our total payroll client base of 605,000 was comparable to fiscal 2016.  Client retention was approximately 81% of the beginning client base for fiscal 2018, consistent with fiscal 2017.  Client retention was approximately 82% of the beginning of the year client base for fiscal 2016.

Human Resource Services revenue:  HRS revenue was $1.5 billion for fiscal 2018 and $1.3 billion for fiscal 2017, reflecting growth of 14% and 12%, respectively, compared to each of the prior fiscal year periods. HROI contributed approximately 6% to the growth in HRS revenue for fiscal 2018 and Paychex Advance contributed approximately 1% to the growth in HRS revenue for fiscal 2017.

For both fiscal 2018 and fiscal 2017, HRS revenue growth was primarily driven by increases in client bases across all major HCM services, including: comprehensive HR outsourcing services (including HROI), retirement services, time and attendance, and insurance services.  HRS product key statistics are as follows:

$ in billions
As of May 31,	2018	Change	2017	Change	2016
Paychex HR Services client worksite employees(1)	1,157,000	13%	1,021,000	8%	944,000
Paychex HR Services clients(1)	41,000	12%	37,000	7%	35,000
Health and benefits services applicants	177,000	9%	162,000	8%	150,000
Retirement services plans	82,000	6%	78,000	5%	74,000
Asset value of retirement services participants’ funds	$30.6	12%	$27.4	16%	$23.6

(1) The total number of worksite employees and clients for fiscal 2018 include HROI.

We continue to experience strong demand for our Paychex HR Services, our largest HRS revenue stream, as evidenced by the continued strong growth in client worksite employees for both our ASO and PEO. Retirement services revenue growth for fiscal 2018 and fiscal 2017 benefited from an increase in asset fee revenue earned on the asset value of participant funds, along with an increase in the number of plans served. Insurance services revenue growth for both fiscal 2018 and fiscal 2017 benefited from growth in the number of health and benefits applicants.  In addition, for fiscal 2017, revenue was positively impacted by higher average premiums in our workers’ compensation insurance product.

Total service revenue:  Total service revenue increased 7% for both fiscal 2018 and fiscal 2017, attributable to the factors previously discussed.

Interest on funds held for clients:  Interest on funds held for clients increased 26% for fiscal 2018 and 10% for fiscal 2017 to $63.5 million and $50.6 million, respectively.  For both fiscal 2018 and fiscal 2017, the increases were primarily due to higher average interest rates earned.

Average investment balances for funds held for clients decreased approximately 1% for fiscal 2018, primarily due to the impact of the Tax Cut and Jobs Act of 2017 (the “Tax Act”) on employee withholdings and changes in client mix, which offset the impact of wage inflation.  Average investment balances for funds held for clients decreased approximately 1% for fiscal 2017 primarily due to the impacts of timing of certain remittances due to taxing authorities and client mix.

Refer to the “Market Risk Factors” section contained in Item 7A of this Form 10-K for more information on changing interest rates.

Combined operating and SG&A expenses:  The following table summarizes total combined operating and SG&A expenses for fiscal years:

In millions	2018	Change	2017	Change	2016
Compensation-related expenses	$1,242.4	5%	$1,188.5	4%	$1,148.2
Depreciation and amortization	138.0	9%	126.9	10%	115.1
PEO insurance costs	205.2	44%	142.2	17%	122.0
Other expenses	507.8	12%	454.1	8%	420.0
Total expenses	$2,093.4	10%	$1,911.7	6%	$1,805.3

Total expenses increased 10% for fiscal 2018 and 6% for fiscal 2017.  For fiscal 2018, compensation-related expenses increased due to higher headcount reflecting accelerated investment in technology, sales teams, and the impact of the acquisitions of Lessor and HROI.  In addition, compensation-related expenses in fiscal 2018 included a one-time bonus paid to non-management employees.  For fiscal 2017, compensation-related expenses increased due to higher headcount in operations, partially offset by lower variable selling costs. As of May 31, 2018, we had approximately 14,300 employees, including Lessor, compared with 13,700 employees as of May 31, 2017.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, which are amortized using either straight-line or accelerated methods.  The increase in depreciation and amortization for fiscal 2018 and fiscal 2017 was primarily driven by an increase in internally developed software that was placed in service over the past two years as well as changes to the useful life of certain assets which accelerated depreciation expense recognition.

Expense growth for fiscal 2018 and fiscal 2017 was impacted by continued growth in our PEO. Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business.  Continued investment in product development and supporting technology impacted other expense growth for both fiscal 2018 and fiscal 2017.  For fiscal 2018, other expenses also reflect a one-time expense of $32.6 million related to the termination of certain license agreements.  In addition, the combined acquisitions of HROI and Lessor contributed approximately 5% to the total expense growth for fiscal 2018 compared to fiscal 2017.  The acquisition of Paychex Advance contributed approximately 1% to the growth in total expenses for fiscal 2017.

Operating income:  Operating income increased 4% to $1.3 billion for fiscal 2018 and 8% to $1.2 billion for fiscal 2017.   The fluctuations in operating income were attributable to the factors previously discussed.  Operating income, as a percent of total revenue, was 38.1%, 39.3%, and 38.8% for the fiscal years 2018, 2017, and 2016, respectively.  Adjusted operating income increased 6% to $1.3 billion for fiscal 2018 and 8% to $1.2 billion for fiscal 2017.  See the “Non-GAAP Financial Measures” section of this Item 7 for further discussion of this non-GAAP measure.

Investment income, net:  Investment income, net, primarily represents earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. Investment income, net, increased 66% for fiscal 2018 primarily due to higher average interest rates earned.  The increase in average investment balances for fiscal 2018 was the result of higher net income partially offset by share repurchases, business acquisitions, and an increase in the rate for quarterly dividend payments.  Investment income, net, increased 13% for fiscal 2017 primarily due to higher average interest rates earned, partially offset by a 2% decrease in average investment balances.

Income taxes:  Our effective income tax rate was 28.0% for fiscal 2018 and was 34.3% for both fiscal 2017 and fiscal 2016.  The effective income tax rate for fiscal 2018 was significantly impacted by the Tax Act.  As a result of the Tax Act, we recorded a non-recurring net tax benefit of $25.5 million for fiscal 2018 for the revaluation of our net deferred tax liabilities. This amount impacted diluted earnings per share by approximately $0.07 per share for fiscal 2018.  In addition, as it relates to the Tax Act, our effective income tax rate for fiscal 2018 benefited from a reduced statutory tax rate applied to our current year taxable income.  The effective income tax rates were impacted by additional discrete tax items recognized during fiscal 2018, fiscal 2017, and fiscal 2016.  Effective June 1, 2016, we early-adopted new accounting guidance related to employee stock-based compensation payments which resulted in discrete tax benefits recognized in income tax expense.  This discrete tax benefit impacted diluted earnings per share by approximately $0.04 per diluted share for fiscal 2018 and $0.05 per diluted share for fiscal 2017.  During fiscal 2018, we recognized a tax benefit as a result of the termination of certain license agreements, which increased diluted earnings per share by approximately $0.02 per diluted share.  During fiscal 2016, we recognized a net tax benefit on income derived in prior tax years related to customer-facing software that we produced which increased diluted earnings per share by approximately $0.06 per diluted share.  Additional discrete tax items recognized during each respective period are insignificant.  Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share:  Net income increased 14% to $933.7 million for fiscal 2018 and 8% to $817.3 million for fiscal 2017.  Diluted earnings per share increased 15% to $2.58 per diluted share for fiscal 2018 and 8% to $2.25 per diluted share for fiscal 2017.  These fluctuations were attributable to the factors previously discussed. Adjusted net income increased 15% to $920.0 million for fiscal 2018 and increased 9% to $799.0 million for fiscal 2017.  Adjusted diluted earnings per share was $2.55 per diluted share for fiscal 2018 and $2.20 per diluted share for fiscal 2017, reflecting increases of 16% and 8%, respectively.  Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are summarized as follows:

$ in millions	2018(5)	Change	2017	Change	2016
Operating income	$1,287.5	4%	$1,239.6	8%	$1,146.6
Non-GAAP adjustments:
Termination of license agreements(1)	32.6		—		—
Total non-GAAP adjustments	32.6		—		—
Adjusted operating income	$1,320.1	6%	$1,239.6	8%	$1,146.6

Net income	$933.7	14%	$817.3	8%	$756.8
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(12.9)		(18.3)		—
Net tax benefit on income derived from prior tax years for customer-facing software(3)	—		—		(21.1)
Revaluation of net deferred tax liabilities(4)	(25.5)		—		—
Termination of license agreements(1)	24.7		—		—
Total non-GAAP adjustments	(13.7)		(18.3)		(21.1)
Adjusted net income	$920.0	15%	$799.0	9%	$735.7

Diluted earnings per share	$2.58	15%	$2.25	8%	$2.09
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(0.04)		(0.05)		—
Net tax benefit on income derived from prior tax years for customer-facing software(3)	—		—		(0.06)
Revaluation of net deferred tax liabilities(4)	(0.07)		—		—
Termination of license agreements(1)	0.07		—		—
Total non-GAAP adjustments	(0.04)		(0.05)		(0.06)
Adjusted diluted earnings per share	$2.55	16%	$2.20	8%	$2.03

(1)	Additional expense and corresponding tax benefit recognized as a result of the termination of certain license agreements. This event is not expected to recur.

(2)

Net tax windfall or shortfall benefits related to employee stock-based compensation payments recognized in income taxes.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3)	Non-recurring net tax benefit recognized on income derived in prior tax years related to customer-facing software that we produced.

(4)	Non-recurring tax benefits recognized as a result of the Tax Act related to the revaluation of net deferred tax liabilities.

(5)	The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table above may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted net income, and adjusted diluted earnings per share, which are non-GAAP measures.  We believe adjusted operating income, adjusted net income, and adjusted diluted earnings per share are appropriate additional measures, as they are indicators of our core business operations performance period over period.  Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not calculated through the application of GAAP and are not a required form of disclosure by the Securities and Exchange Commission (“SEC”).  As such, they should not be considered as a substitute for the GAAP measures of operating income, net income, and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with, the GAAP measures.  The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2018 remained strong with cash and total corporate investments of $719.7 million and no debt. We believe that our investments in an unrealized loss position as of May 31, 2018 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We anticipate that cash and total corporate investments as of May 31, 2018, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, business acquisitions, if any, share repurchases, and dividend payments for the foreseeable future.

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of May 31, 2018.  Details of borrowings under this credit facility are as follows:

	Year ended May 31,
$ in millions	2018	2017
Number of days borrowed	22	30
Maximum amount borrowed	$700.0	$450.0
Weighted-average amount borrowed	$319.1	$196.7
Weighted-average interest rate	4.27%	2.89%

We typically borrow on an overnight basis.  In addition to overnight borrowings, we also borrowed:

•	Fiscal 2018 - $100.0 million for a three-day period at a weighted-average interest rate of 4.25%;

•	Fiscal 2017 - $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.

Subsequent to May 31, 2018, we borrowed two times, on an overnight basis, $171.8 million on a weighted-average basis under this line.

JPM $500 Million Credit Facility:  There were no borrowings outstanding under this credit facility as of May 31, 2018.  Details of borrowings under this credit facility are as follows:

Year ended May 31,
$ in millions	2018
Number of days borrowed	42
Maximum amount borrowed	$400.0
Weighted-average amount borrowed	$144.8
Weighted-average interest rate	2.80%

In addition to overnight borrowings, during fiscal 2018, we borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted average LIBOR-based interest rates of 2.13% and 2.19%, respectively.  Subsequent to May 31, 2018, we borrowed three times, on an overnight basis, $103.5 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility:  There were no borrowings outstanding under this credit facility as of May 31, 2018.  Details of borrowings under this credit facility are as follows:

	Year ended May 31,
$ in millions	2018	2017
Number of days borrowed	358	353
Maximum amount borrowed	$59.9	$55.6
Weighted-average amount borrowed	$57.2	$52.8
Weighted-average interest rate	1.94%	1.21%

Subsequent to May 31, 2018, we borrowed approximately $56.8 million under this line, which remains outstanding as of the date of this report.

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We were in compliance with all of these covenants as of May 31, 2018.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit:  As of May 31, 2018, we had irrevocable standby letters of credit available totaling $56.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2018 and May 2019. No amounts were outstanding on these letters of credit during fiscal 2018 or as of May 31, 2018.  Subsequent to May 31, 2018, the letter of credit expiring in July 2018 was renewed through July 2019, and the total amount available under the letters of credit was increased $4.1 million to $60.9 million.

Lines of credit: Effective August 17, 2017, we terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to us at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business.  There were no amounts outstanding under these lines of credit during fiscal 2018 or as of May 31, 2018.  We do not have any other open lines of credit as of the date of this report.

Other commitments:  We have entered into various operating leases and purchase obligations that, under GAAP, are not reflected on the Consolidated Balance Sheets as of May 31, 2018. The table below summarizes our estimated annual payment obligations under these commitments as of May 31, 2018:

	Payments due by period
		Less than			More than
In millions	Total	1 year	1-3 years	4-5 years	5 years
Operating leases(1)	$110.1	$35.1	$46.6	$19.6	$8.8
Purchase obligations(2)	130.2	83.9	45.2	1.1	—
Total	$240.3	$119.0	$91.8	$20.7	$8.8

(1)	Operating leases are primarily for office space and equipment used in our branch operations.
(2)

Purchase obligations include our estimate of the minimum outstanding commitments under purchase orders to buy goods and services and legally binding contractual arrangements with future payment obligations. Included in the total purchase obligations is $6.7 million of commitments to purchase capital assets. Amounts actually paid under certain of these arrangements may be different due to variable components of these agreements.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $14.7 million as of May 31, 2018. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability and have excluded it from the table above.

Certain deferred compensation plan obligations and other long-term liabilities reported in our Consolidated Balance Sheets amounting to $84.8 million as of May 31, 2018 are excluded from the table above because the timing of actual payments cannot be specifically or reasonably determined due to the variability in assumptions required to project the timing of future payments.  In addition, during fiscal 2017 we entered into a limited partnership agreement to contribute a maximum amount of $10.0 million to a venture capital fund in the financial technology sector, of which approximately $4.2 million has been contributed as of May 31, 2018.  The timing of future contributions to be made to the venture capital fund cannot be specifically or reasonably determined and thus have been excluded from the table above.

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

In August 2017, we announced our plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space for an estimated cost of $60.0 million.  We completed the purchase of these buildings during the three months ended November 30, 2017, for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for the building renovations, which are in-process.  Renovations on the buildings purchased are in-process, and are expected to be substantially completed during the fiscal year ending May 31, 2019. In addition, in September 2017, we entered into a transaction with the County of Monroe Industrial Development Agency for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of May 31, 2018.

Operating Cash Flow Activities

	Year ended May 31,
In millions	2018	2017	2016
Net income	$933.7	$817.3	$756.8
Non-cash adjustments to net income	270.7	257.0	234.9
Cash provided by/(used in) changes in operating assets and liabilities	72.0	(113.9)	26.5
Net cash provided by operating activities	$1,276.4	$960.4	$1,018.2

The increase in our operating cash flows for fiscal 2018 compared to fiscal 2017 is the result of higher net income and adjustments for non-cash items, and an increase in cash provided by fluctuations in our operating assets and liabilities. The increase in net income in fiscal 2018 was impacted by the enactment of the Tax Act.  The decrease in operating cash flows for fiscal 2017 compared to fiscal 2016 is primarily the result of net cash outflows from fluctuations in our operating assets and liabilities, partially offset by higher net income and adjustments for non-cash items.  The increase in non-cash adjustments for fiscal 2018 and for fiscal 2017 was largely due to higher depreciation expense related to an increase in internally developed software placed in service over the last three years.  The fluctuations in our operating assets and liabilities between all periods were impacted by the timing of collections from clients and payments for compensation, PEO payroll, income tax, and other liabilities.  In addition, the larger outflows in fiscal 2017 were impacted by higher accounts receivable balances related to growth in our payroll funding business for temporary staffing agency clients.

Investing Cash Flow Activities

	Year ended May 31,
In millions	2018	2017	2016
Net change in funds held for clients and corporate investments	$(304.8)	$(321.7)	$339.7
Purchases of property and equipment	(154.0)	(94.3)	(97.7)
Acquisition of businesses, net of cash acquired	(180.4)	—	(296.1)
Purchases of other assets	(39.8)	(8.6)	(9.0)
Net cash used in investing activities	$(679.0)	$(424.6)	$(63.1)

Funds held for clients and corporate investments:  Funds held for clients consist of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Fluctuations in the net change in funds held for clients and corporate investments are largely due to timing within the client funds portfolio.  Specific timing impacting cash flows for fiscal years 2018,  2017, and 2016 are discussed further in the financing cash flows discussion of net changes in client fund obligations.  Fiscal 2018 and fiscal 2017 had greater purchases of short-term or available-for-sale investments of client collections than sales of investments to fund client fund remittances, whereas fiscal 2016 reflected more sales of investments than purchases.  For fiscal 2016, the client fund timing impacts reflected in the net change in funds held for clients and corporate investments were somewhat offset by a change in mix of investments.  Fiscal 2016 had more funds invested in VRDN securities and less in cash equivalents.

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

Other investing activities:  To support our continued client and ancillary product growth, purchases of property and equipment were made for data processing equipment and software, and for the expansion and upgrade of various operating facilities. During fiscal years 2018,  2017, and 2016, we purchased approximately $0.5 million, $0.6 million, and $4.9 million, respectively, of data processing equipment and software from EMC Corporation. The former Chairman, President, and Chief Executive Officer of EMC Corporation is a member of our Board.

The net cash outflow for purchases of property and equipment during fiscal 2018 includes the purchase of five buildings and ongoing renovations of over 300,000 square feet of existing space in Rochester, NY.  This new multi-building Paychex campus, announced in August 2017, will result in the consolidation of current leased space in the Rochester area.

Acquisition of businesses, net of cash acquired, reflects our acquisitions of Lessor in February 2018, our acquisition of HROI in August 2017, and our acquisition of Advance Partners in December 2015. The Lessor and Advance Partners acquisition consideration was cash while the HROI acquisition was a combination of cash and common stock.

Purchases of other assets relates primarily to client list acquisitions. During fiscal 2018, we resolved a contractual dispute with certain licensees. As it relates to this agreement, we acquired rights to certain client lists for approximately $30.0 million.

Financing Cash Flow Activities

	Year ended May 31,
In millions, except per share amounts	2018	2017	2016
Net change in client fund obligations	$462.4	$317.3	$(304.8)
Dividends paid	(739.7)	(662.3)	(606.5)
Repurchases of common shares	(143.1)	(166.2)	(107.9)
Activity related to equity-based plans	(3.4)	28.5	25.6
Net cash used in financing activities	$(423.8)	$(482.7)	$(993.6)
Cash dividends per common share	$2.06	$1.84	$1.68

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

Client fund obligation balances are significantly impacted by the timing of the period end.  Fluctuations in the net change in client fund obligations for the years presented are primarily the result of timing of collections and remittances and overall trends in client fund balances.  May 31, 2018 fell on a Thursday, which is a significant collection day for direct pay funds.  These funds were then paid out on Friday June 1, 2018.  May 31, 2017 fell on a Wednesday compared to May 31, 2016 which was a Tuesday.  Payroll tax funds continued to be collected on Wednesday, May 31, 2017, yet the federal semi-weekly tax payment was delayed until Thursday, June 1, 2017 due to the Memorial Day holiday weekend.  As such, a higher client fund obligation existed on May 31, 2017 than May 31, 2016.  The timing of the Memorial Day holiday in May 2016 prompted many clients to remit their payrolls before the holiday weekend, resulting in lower direct deposit funds as of May 31, 2016.  In addition, May 31, 2016 was a Tuesday, a larger cash outflow day due to clearing of Readychex and tax payments.

Dividends paid:  In April 2018 and July 2017, our Board increased our quarterly dividend to shareholders by 12% to $0.56 per share from $0.50 per share, and by 9% to $0.50 per share from $0.46 per share, respectively. The dividends paid as a percentage of net income totaled 79%, 81%, and 80% for fiscal years 2018,  2017, and 2016, respectively. The payment of future dividends is dependent on our future earnings and cash flow, and is subject to the discretion of our Board.

Repurchases of common shares:   In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, authorized through May 31, 2019 (the “July 2016 Program”).  The purpose of the July 2016 Program is to manage common stock dilution.  During fiscal 2018, we repurchased 2.5 million shares for a total of $143.1 million.  During fiscal 2017, we repurchased 2.9 million shares for a total of $166.2 million.  Of the shares repurchased during fiscal 2017, $59.7 million was repurchased under a previously authorized common stock repurchase program. During fiscal 2016, we purchased 2.2 million shares for a total of $107.9 million, all under the previously authorized common stock repurchase program.  Shares repurchased were retired.

Activity related to equity-based plans:  The decrease in cash flows related to stock-based awards for fiscal 2018 compared to fiscal 2017 and the increase for fiscal 2017 compared to fiscal 2016 were largely driven by changes in proceeds received from the exercise of stock options.  Shares of common stock issued through the exercise of stock options were 0.6 million shares, 1.4 million shares, and 0.9 million shares for fiscal years 2018,  2017, and 2016, respectively. Refer to Note E of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on our stock-based compensation plans.

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

For certain of our service offerings, we receive advance payments for set-up fees from our clients. We defer revenue associated with these advance payments, recognizing the revenue and related expenses over the expected life of clients.

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where we retain risk are recognized as operating expenses rather than as a reduction in service revenue.

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

Goodwill and other intangible assets:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit.  We perform our annual impairment testing in our fiscal fourth quarter.  For fiscal 2018, it was determined that the Company has three reporting units. A qualitative analysis was performed for all reporting units in fiscal 2018, to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2018, 2017, or 2016. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for the fiscal 2018, 2017, or 2016.

Stock-based compensation costs:  All stock-based awards to employees, including grants of stock options, are recognized as compensation costs in our consolidated financial statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. We estimate volatility based on a combination of historical volatility using stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior.  We periodically reassess our assumptions as well as our choice of valuation model and will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.

The fair value of stock awards is determined based on the stock price at the date of grant.  For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.

We estimate forfeitures and only record compensation costs for those awards that are expected to vest. Our assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

Income taxes:  We account for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. With the early-adoption of Accounting Standards Update No. 2016-09, at the time of the exercise of non-qualified stock options or vesting of stock awards, we recognize any excess tax benefit within income taxes in the Consolidated Statements of Income and Comprehensive Income.  Previously, we accounted for the resulting tax deduction by reducing our accrued income tax liability with an offset to the deferred tax asset and any excess of the tax benefit over the deferred tax asset as an increase to additional paid-in capital in the Consolidated Balance Sheets.

The Tax Act enacted in December 2017 was the most comprehensive tax reform legislation approved in more than two decades and makes broad and complex changes to the U.S. federal corporate income taxation, including, but not limited to: (i) reducing the statutory corporate tax rate from 35% to 21% (a blended statutory tax rate of 29.2% for fiscal 2018); (ii) creating new or furthering limitations to the deductibility of officer compensation, interest, meals, entertainment, and other expenses; and (iii) changing from a worldwide to a territorial taxation system.  As a result of the Tax Act, we made a one-time revaluation of our net deferred tax liabilities and made a change in the Company’s annual effective income tax rate applied to income before income taxes for the first six months of fiscal 2018.

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our reserve for uncertain tax positions.

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

During fiscal 2018, our primary short-term investment vehicles were VRDNs and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2018, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.5%, compared to 1.2% and 1.1% for fiscal years 2017 and 2016, respectively. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time increase earnings from our longer-term available-for-sale securities. Earnings from the available-for-sale securities, which as of May 31, 2018 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2018 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2018
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$356.0	$355.7
Due after one year through three years	807.4	803.6
Due after three years through five years	926.5	915.3
Due after five years	1,053.2	1,030.2
Total	$3,143.1	$3,104.8

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

After almost seven years of no movement in the Federal Funds rate, the Federal Reserve has raised the rate by 25 basis points six times since December 2015.  As of May 31, 2018, the Federal Funds rate was in the range of 1.50% to 1.75% as compared to in the range of 0.75% to 1.00% as of May 31, 2017, and in the range of 0.25% to 0.50% as of May 31, 2016.  On June 13, 2018, the Federal Funds rate was raised an additional 25 basis points to a range of 1.75% to 2.0%.

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

Our total investment portfolio (funds held for clients and corporate investments) averaged approximately $5.0 billion for fiscal 2018. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 60% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected a net unrealized loss of $38.3 million as of May 31, 2018, compared with a net unrealized gain of $32.0 million as of May 31, 2017.   Refer to Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2018, the net unrealized gain or loss on our investment portfolios ranged from an unrealized gain of $41.4 million to an unrealized loss of $54.5 million. During fiscal 2017, the net unrealized loss or gain on our investment portfolios ranged from an unrealized loss of $30.5 million to an unrealized gain of $69.5 million. The net unrealized loss on our investment portfolios was approximately $33.0 million as of July 18, 2018.

As of May 31, 2018 and 2017, we had $3.1 billion and $4.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 1.9% and 1.7% as of May 31, 2018 and 2017, respectively. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates such as the VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of May 31, 2018, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of May 31, 2018 were not other-than-temporarily impaired. While $2.2 billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the unrealized losses of $40.7 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A significant portion of these securities in an unrealized loss position as of May 31, 2018 and 2017 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2018.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company's internal control over financial reporting as of May 31, 2018, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries as of May 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended May 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

July 20, 2018

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2018	2017	2016
Revenue:
Service revenue	$3,317.4	$3,100.7	$2,905.8
Interest on funds held for clients	63.5	50.6	46.1
Total revenue	3,380.9	3,151.3	2,951.9
Expenses:
Operating expenses	1,017.8	919.6	857.1
Selling, general and administrative expenses	1,075.6	992.1	948.2
Total expenses	2,093.4	1,911.7	1,805.3
Operating income	1,287.5	1,239.6	1,146.6
Investment income, net	8.6	5.2	4.5
Income before income taxes	1,296.1	1,244.8	1,151.1
Income taxes	362.4	427.5	394.3
Net income	$933.7	$817.3	$756.8

Other comprehensive (loss)/income, net of tax	(56.2)	(9.2)	21.7
Comprehensive income	$877.5	$808.1	$778.5

Basic earnings per share	$2.60	$2.27	$2.10
Diluted earnings per share	$2.58	$2.25	$2.09
Weighted-average common shares outstanding	359.0	359.8	360.7
Weighted-average common shares outstanding, assuming dilution	361.5	362.6	362.5
Cash dividends per common share	$2.06	$1.84	$1.68

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amount

As of May 31,	2018	2017
Assets
Cash and cash equivalents	$358.2	$184.6
Corporate investments	66.0	138.8
Interest receivable	32.2	35.9
Accounts receivable, net of allowance for doubtful accounts	531.4	507.5
Prepaid income taxes	17.0	45.0
Prepaid expenses and other current assets	75.8	58.3
Current assets before funds held for clients	1,080.6	970.1
Funds held for clients	4,703.8	4,301.9
Total current assets	5,784.4	5,272.0
Long-term corporate investments	295.5	454.0
Property and equipment, net of accumulated depreciation	393.5	337.2
Intangible assets, net of accumulated amortization	141.4	57.6
Goodwill	814.0	657.1
Prepaid income taxes	—	24.9
Other long-term assets	34.9	30.9
Total assets	$7,463.7	$6,833.7
Liabilities
Accounts payable	$74.5	$57.2
Accrued compensation and related items	320.6	280.5
Deferred revenue	24.3	22.9
Other current liabilities	132.9	91.9
Current liabilities before client fund obligations	552.3	452.5
Client fund obligations	4,734.9	4,272.6
Total current liabilities	5,287.2	4,725.1
Accrued income taxes	18.4	45.6
Deferred income taxes	48.8	33.9
Other long-term liabilities	84.8	73.8
Total liabilities	5,439.2	4,878.4
Commitments and contingencies — Note P
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.0 shares as of May 31, 2018 and 359.4 shares as of May 31, 2017, respectively.	3.6	3.6
Additional paid-in capital	1,126.8	1,030.0
Retained earnings	930.3	901.7
Accumulated other comprehensive (loss)/income	(36.2)	20.0
Total stockholders’ equity	2,024.5	1,955.3
Total liabilities and stockholders’ equity	$7,463.7	$6,833.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	(loss) / income	Total
Balance as of May 31, 2015	361.2	$3.6	$880.1	$894.3	$7.5	$1,785.5
Net income				756.8		756.8
Unrealized gains on securities, net of tax					21.7	21.7
Cash dividends declared				(606.5)		(606.5)
Repurchases of common shares	(2.2)		(4.1)	(103.8)		(107.9)
Stock-based compensation			34.6			34.6
Activity related to equity-based plans	1.4		42.1	(14.6)		27.5
Balance as of May 31, 2016	360.4	3.6	952.7	926.2	29.2	1,911.7
Net income				817.3		817.3
Unrealized losses on securities, net of tax					(9.2)	(9.2)
Cash dividends declared				(662.3)		(662.3)
Repurchases of common shares	(2.9)		(5.4)	(160.8)		(166.2)
Stock-based compensation			35.4			35.4
Activity related to equity-based plans	1.9		47.3	(18.7)		28.6
Balance as of May 31, 2017	359.4	3.6	1,030.0	901.7	20.0	1,955.3
Net income				933.7		933.7
Unrealized losses on securities, net of tax					(47.6)	(47.6)
Cash dividends declared				(739.7)		(739.7)
Repurchases of common shares	(2.5)		(4.5)	(138.6)		(143.1)
Acquisition of businesses	0.6		33.2			33.2
Stock-based compensation			44.6			44.6
Foreign currency translation adjustment					(8.6)	(8.6)
Activity related to equity-based plans	1.5		23.5	(26.8)		(3.3)
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$930.3	$(36.2)	$2,024.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2018	2017	2016
Operating activities
Net income	$933.7	$817.3	$756.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	138.0	126.9	115.1
Amortization of premiums and discounts on available-for-sale securities, net	65.4	72.5	75.7
Stock-based compensation costs	44.6	35.4	34.6
Provision for deferred income taxes	19.2	17.4	7.1
Provision for allowance for doubtful accounts	3.6	4.9	2.5
Net realized gains on sales of available-for-sale securities	(0.1)	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	3.7	0.2	1.8
Accounts receivable	13.6	(103.7)	(37.5)
Prepaid expenses and other current assets	17.7	(34.1)	(5.0)
Accounts payable and other current liabilities	42.6	39.1	63.3
Net change in other long-term assets and liabilities	(5.6)	(15.4)	3.9
Net cash provided by operating activities	1,276.4	960.4	1,018.2
Investing activities
Purchases of available-for-sale securities	(50,220.2)	(50,462.3)	(12,572.2)
Proceeds from sales and maturities of available-for-sale securities	51,592.9	49,903.0	11,984.3
Net change in funds held for clients’ money market securities and other cash equivalents	(1,677.5)	237.6	927.6
Purchases of property and equipment	(154.0)	(94.3)	(97.7)
Acquisition of businesses, net of cash acquired	(180.4)	—	(296.1)
Purchases of other assets	(39.8)	(8.6)	(9.0)
Net cash used in investing activities	(679.0)	(424.6)	(63.1)
Financing activities
Net change in client fund obligations	462.4	317.3	(304.8)
Dividends paid	(739.7)	(662.3)	(606.5)
Repurchases of common shares	(143.1)	(166.2)	(107.9)
Activity related to equity-based plans	(3.4)	28.5	25.6
Net cash used in financing activities	(423.8)	(482.7)	(993.6)
Increase/(decrease) in cash and cash equivalents	173.6	53.1	(38.5)
Cash and cash equivalents, beginning of fiscal year	184.6	131.5	170.0
Cash and cash equivalents, end of fiscal year	$358.2	$184.6	$131.5

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Europe, which represented less than one percent of the Company's total revenue for each of the years ended May 31, 2018 (“fiscal 2018”), 2017 (“fiscal 2017”), and 2016 (“fiscal 2016”). Long-lived assets in Europe were approximately 13% of total long-lived assets of the Company as of May 31, 2018 and were insignificant as of May 31, 2017.

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

In connection with the automated payroll tax administration services, the Company electronically collects payroll taxes from clients’ bank accounts, typically on payday, prepares and files the applicable tax returns, and remits taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending to 90 days. The Company handles regulatory correspondence, amendments, and penalty and interest disputes, and is subject to cash penalties imposed by tax or regulatory agencies for late filings and late or under payment of taxes. With employee payment services, employers are offered the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by Paychex. For the first three methods, Paychex electronically collects net payroll from the clients’ bank accounts, typically one business day before payday, and provides payment to the employees on payday. Same Day Automated Clearing House (“ACH”) functionality is also available for clients using direct deposit.

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

Subsequent Events:  The Company has evaluated subsequent events for potential recognition and/or disclosure through the date of issuance of these financial statements. On July 12, 2018, Paychex announced that its Board of Directors (the “Board”) declared a regularly quarterly dividend of $0.56 per share payable August 23, 2018 to shareholders of record August 1, 2018.

Cash and cash equivalents:  Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition.

Accounts receivable, net of allowance for doubtful accounts:  Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts. These balances include: 1) PEO receivables primarily related to client wages and related tax withholdings since the last payroll processed, 2) trade receivables for services provided to clients and 3) purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. Refer to Note H for further discussion of the Company’s accounts receivable activity and balances.

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

Concentrations:  Substantially all of the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All of the Company’s deliverable securities, primarily municipal bond securities, are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities are primarily time deposits and money market funds.

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally as follows:

Category	Depreciable life
Buildings and improvements	10 to 35 years or the remaining life, whichever is shorter
Data processing equipment	Three to four years
Furniture, fixtures, and equipment	Three to seven years
Leasehold improvements	10 years or the life of the lease, whichever is shorter

Normal and recurring repairs and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally three to five years. Software developed as part of the Company's main processing platform is depreciated over twelve years.  For software developed for internal use, certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Goodwill and other intangible assets, net of accumulated amortization:  The Company had $814.0 million and $657.1 million of goodwill as of May 31, 2018 and 2017, respectively. Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit.  The Company performs its annual impairment testing in its fiscal fourth quarter. For fiscal 2018, it was determined that the Company has three reporting units. A qualitative analysis was performed for all reporting units in fiscal 2018, to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. During fiscal 2017, a qualitative assessment was performed on the Company’s Paychex Advance LLC (“Paychex Advance”) reporting unit, and for all other reporting units a quantitative analysis was performed. During fiscal 2016, a quantitative analysis was performed for the Company’s European reporting unit, and for all other reporting units a qualitative analysis was performed. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal years 2018,  2017, or 2016. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from three to twelve years. Certain client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. The Company tests intangible assets for potential impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company has determined that there was no impairment of long-lived assets for the fiscal years 2018, 2017, or 2016.

 Foreign Currency:  The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.   Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in consolidated stockholders’ equity as a component of accumulated other comprehensive (loss)/income.  The Company did not have any realized gains and losses resulting from foreign exchange transactions during the fiscal years 2018, 2017, or 2016.

Revenue recognition:  Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients.  Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Certain processing services are provided under annual service arrangements with revenue recognized ratably over the service period. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Fees earned for funding of payrolls for temporary staffing agency clients via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 35 to 45 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in operating expenses on the Consolidated Statements of Income and Comprehensive Income.

For certain of the Company's service offerings, it receives advance payments for set-up fees from its clients.  The Company defers revenue associated with these advance payments, recognizing the revenue and related expenses over the expected life of its clients.

PEO revenue is included in service revenue and is reported net of certain direct pass-through costs billed and incurred, which primarily include payroll wages, payroll taxes, and certain benefit premiums.  Direct costs related to certain benefit plans where the Company retains risk are recognized as operating expenses rather than as a reduction in service revenue. Direct pass-through costs billed and incurred recognized as a reduction in service revenue were $7.9 billion, $5.9 billion, and $5.1 billion for fiscal years 2018, 2017, and 2016, respectively.

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

The Company’s maximum individual claims liability, excluding HR Outsourcing Holdings, Inc. (“HROI”), was $1.3 million under both its fiscal 2018 and 2017 workers' compensation insurance policy. HROI’s maximum individual claims liability was $0.5 million under its fiscal 2018 workers’ compensation insurance policy. As of May 31, 2018 and May 31, 2017, the Company had recorded current liabilities of $19.4 million and $18.0 million, respectively, and long-term liabilities of $31.2 million and $22.3 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance costs.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured fixed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. Under the minimum premium insurance arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the carrier. The claims liability charges include estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.  The Company's maximum individual claims liability, excluding HROI, was $0.3 million under both its calendar 2018 and 2017 minimum premium insurance plan policies. HROI’s maximum individual claims liability was $0.3 million under its minimum premium insurance plan policies ending June 30, 2018.  Amounts accrued related to the health insurance reserves were $25.4 million and $15.7 million as of May 31, 2018 and May 31, 2017, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheets.

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

Income taxes:  The Company accounts for deferred taxes by recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. Refer to Note K for further discussion on deferred taxes and the tax impacts of the Tax Act.

The Company also maintains a reserve for uncertain tax positions. The Company evaluates tax positions taken or expected to be taken in a tax return for recognition in its consolidated financial statements. Prior to recording the related tax benefit in the consolidated financial statements, the Company must conclude that tax positions will be more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in the consolidated financial statements is the amount the Company expects to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact the Company’s results of operations or financial position. The Company’s reserve for uncertain tax positions, including interest and net of federal benefits, was $14.7 million as of May 31, 2018 and $39.2 million as of May 31, 2017. Refer to Note K for further discussion of the Company’s reserve for uncertain tax positions.

Use of estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

Recently adopted accounting pronouncements:  In March 2018, the Company early-adopted Accounting Standards Update (“ASU”) No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” ASU No. 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In January 2018, the Company early-adopted ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU No. 2017-01 clarifies the definition of a business to allow for the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements:   In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This guidance is applicable to the Company’s fiscal year beginning June 1, 2019. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” ASU No. 2018-02 allows entities to reclassify certain stranded income tax effects from accumulated other comprehensive income to retained earnings resulting from the Tax Act, enacted on December 22, 2017.  The guidance also requires additional financial statement disclosures to clarify the effects of adoption.  ASU No. 2018-02 should be applied either in the period of adoption or retrospectively to each period or periods in which the effect of the change in the U.S. federal corporate income tax rate from the Tax Act was recognized.  This guidance is effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2019. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

 In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”  The amendments in ASU No. 2017-08 require that the premium on purchased callable debt securities be amortized to the earliest call date. The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  This guidance is effective for public companies for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, and is applicable to the Company’s fiscal year beginning June 1, 2019. Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating this guidance but does not anticipate it will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  ASU No. 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it is deemed an “in substance non-financial asset.”  ASU No. 2017-05 is effective at the same time the revenue standard in ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” goes into effect, which is for the Company’s fiscal year beginning June 1, 2018. The Company evaluated this guidance as part of its revenue recognition implementation efforts, and does not anticipate it will have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash: A Consensus of the FASB Emerging Issues Task Force.”  ASU No. 2016-18 will require a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents.   Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  ASU No. 2016-18 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. This guidance is applicable to the Company's fiscal year beginning June 1, 2018, and is not anticipated to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU No. 2016-16 will require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold.  ASU No. 2016-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. This guidance is applicable to the Company's fiscal year beginning June 1, 2018, and is being evaluated to determine the potential impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by current GAAP and thereby reduce the current diversity in practice.  ASU No. 2016-15 is effective for public companies for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. This guidance is applicable to the Company's fiscal year beginning June 1, 2018, and is not anticipated to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  ASU No. 2016-13 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company's fiscal year beginning June 1, 2020. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2019. The Company is in the preliminary stages of gathering data and assessing the impact of the new lease accounting standard and the Company anticipates that the adoption of the new lease accounting standard will result in additional assets and liabilities being recorded on its Consolidated Balance Sheet.

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU No. 2016-01 provides updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. ASU No. 2016-01 is effective for public business entities for annual and interim periods beginning after December 15, 2017. This guidance is applicable to the Company's fiscal year beginning June 1, 2018, and is not anticipated to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, outlines a single comprehensive model for determining revenue recognition for contracts with customers, and supersedes current guidance on revenue recognition in Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”  ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods.

The Company will adopt and begin reporting under the new standard in its fiscal year beginning June 1, 2018, using the full retrospective method.  As of the date of this report, the Company has finalized the analysis of the new standard and its impact to the Company. As anticipated, the primary impact of adopting the new standard is on the way the Company treats certain costs to obtain contracts and costs to fulfill contracts.  Generally, in relation to these items, the new standard will result in the Company deferring additional costs than those deferred under current U.S. GAAP on the Consolidated Balance Sheets and subsequently amortizing them to the Consolidated Statements of Income and Comprehensive Income over the estimated average life of the client. As the Company’s revenue grows, the impact of deferring and amortizing additional costs creates higher overall pre-tax income, net earnings, and earnings per share, when compared to current U.S. GAAP. The Company has concluded that the provisions of the new standard will not have a material impact on the timing or the amount of revenue it recognizes on an annual basis in its Consolidated Statements of Income and Comprehensive Income.  However, the Company has concluded that the provisions of the new standard will have a material impact on its Consolidated Balance Sheets.

The Company is nearly complete in determining the impacts of the disclosure requirements under the new standard, including the way it will disaggregate revenue into categories that show how economic factors affect the nature, timing, and uncertainty of revenue and cash flows generated from contracts with customers.  The Company is in the process of assessing its accounting considerations to ensure its ability to record, report, and analyze results under the new standard.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

Note B — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2018	2017	2016
Basic earnings per share:
Net income	$933.7	$817.3	$756.8
Weighted-average common shares outstanding	359.0	359.8	360.7
Basic earnings per share	$2.60	$2.27	$2.10
Diluted earnings per share:
Net income	$933.7	$817.3	$756.8
Weighted-average common shares outstanding	359.0	359.8	360.7
Dilutive effect of common share equivalents	2.5	2.8	1.8
Weighted-average common shares outstanding, assuming dilution	361.5	362.6	362.5
Diluted earnings per share	$2.58	$2.25	$2.09
Weighted-average anti-dilutive common share equivalents	0.7	0.7	0.5

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

In July 2016, the Company announced that the Board approved a program to repurchase up to $350.0 million of the Company's common stock, with authorization expiring in May 2019 (the “July 2016 Program”).  During fiscal 2018, the Company repurchased 2.5 million shares for $143.1 million under the July 2016 Program.  During fiscal 2017, the Company repurchased 2.9 million shares for $166.2 million. Of the shares repurchased during fiscal 2017, $59.7 million were repurchased under a previously authorized common stock repurchase program.    The purpose of the program is to manage common stock dilution.  All shares repurchased were retired.

Note C — Business Combinations

Effective February 28, 2018, the Company completed its acquisition of Lessor Group (“Lessor”). Upon closing, Lessor became a wholly owned subsidiary of the Company.  Lessor is a market-leading provider of payroll and HCM software solutions headquartered in Denmark and serving clients in Northern Europe.  The Company believes that the acquisition will provide additional opportunities for growth in Europe.  The purchase price was $162.5 million, net of $13.4 million in cash acquired.  Goodwill in the amount of $111.5 million was recorded as a result of the acquisition, which is not tax-deductible.  The purchase accounting is provisional and subject to change, pending completion of a final valuation of Lessor.  However, further changes to goodwill resulting from the acquisition are not anticipated to be material to the Company’s Consolidated Balance Sheets.

Effective August 18, 2017, the Company acquired HROI and all of its operating subsidiaries.  HROI is a national PEO that provides HR solutions to small- and medium-sized businesses in more than 35 states.  The acquisition expands the Company’s presence in the PEO industry.  The purchase price was $75.4 million and was comprised of $42.2 million of cash plus $33.2 million issued in the form of Paychex common stock.  Goodwill in the amount of $51.1 million was recorded as a result of the acquisition, which is not tax-deductible.

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

The financial results of Lessor, HROI, and Advance Partners are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The Company concluded that these acquisitions were not material to its results of operations and financial position.  Therefore, pro-forma financial information has been excluded.

Note D — Investment Income, Net

Investment income, net, consisted of the following items:

	Year ended May 31,
In millions	2018	2017	2016
Interest income on corporate funds	$11.9	$9.9	$8.4
Interest expense	(3.9)	(2.5)	(1.1)
Net gain/(loss) from equity-method investments	0.6	(2.2)	(2.8)
Investment income, net	$8.6	$5.2	$4.5

Note E — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as amended and restated effective on October 14, 2015 (the “2002 Plan”), authorizes grants of up to 44.1 million shares of the Company’s common stock.  As of May 31, 2018, there were 19.4 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant.  These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $44.6 million, $35.4 million, and $34.6 million for fiscal years 2018, 2017, and 2016, respectively.  Additional stock-based compensation expense was recognized in fiscal 2018 when the Company made a decision to maximize its tax benefit by accelerating the vesting of restricted stock units (“RSUs”) into fiscal 2018 that would have otherwise vested in August 2018. Related income tax benefits recognized were $14.5 million, $13.4 million, and $12.9 million for the respective fiscal years.  Capitalized stock-based compensation costs related to the development of internal use software for these same fiscal years were not significant.

As of May 31, 2018, the total unrecognized compensation cost related to all unvested stock-based awards was $66.6 million and is expected to be recognized over a weighted-average period of 2.8 years.

Black-Scholes fair value assumptions:   The fair value of stock option grants and performance stock options was estimated at the date of grant using a Black-Scholes option pricing model.  The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2018	2018	2017	2016
	Performance stock options	Stock options
Risk-free interest rate	2.4%	2.1%	1.2%	1.9%
Dividend yield	3.3%	3.4%	3.6%	3.6%
Volatility factor	0.18	0.17	0.18	0.18
Expected option life in years	6.5	6.1	6.1	6.1
Weighted-average grant-date fair value of stock options granted (per share)	$7.45	$6.47	$5.74	$5.25

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

Stock options:  Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of Paychex common stock at an exercise price per share set equal to the closing market price of the common stock on the date of grant.  All stock options have a contractual life of ten years from the date of the grant and a vesting schedule as established by the Board.  The Company issues new shares of common stock to satisfy stock option exercises.  Non-qualified stock option grants to officers and outside directors are typically approved by the Board in July.  Prior to fiscal 2018, grants of non-qualified stock options to officers vested one-quarter per annum.  Beginning in fiscal 2018, grants of non-qualified stock options to officers vest one-third per annum.  Grants to members of the Board vest after one year.

The following table summarizes stock option activity for fiscal 2018:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2017	4.2	$42.02
Granted	0.7	$57.40
Exercised	(0.4)	$37.86
Forfeited	(0.1)	$53.41
Expired	—	$38.48
Outstanding as of May 31, 2018	4.4	$44.60	6.1	$93.0
Exercisable as of May 31, 2018	2.8	$38.72	4.9	$76.3

(1)	Market price of the underlying stock as of May 31, 2018 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2018	2017	2016
Total intrinsic value of stock options exercised	$9.1	$23.8	$14.5
Total grant-date fair value of stock options vested	$4.0	$4.1	$4.0

Restricted stock units:   The Board grants RSUs to non-officer management.  An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost for the employee.  For each unit granted, the holder will receive one share of stock at the time of vesting.  RSUs do not have voting rights or earn dividend equivalents during the vesting period.  These awards vest one-fifth per annum over five years.  The Company made a decision in fiscal 2018 to accelerate the vesting of the August 2018 tranche into fiscal 2018.  The fair value of RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period.

The following table summarizes RSU activity for fiscal 2018:

			Weighted-
		Weighted-	average
		average	remaining
		grant-date	vesting	Aggregate
		fair value	period	intrinsic
In millions, except per share amounts	RSUs	per share	(years)	value(1)
Nonvested as of May 31, 2017	1.6	$43.53
Granted	0.6	$51.15
Vested	(1.0)	$42.12
Forfeited	(0.1)	$46.27
Nonvested as of May 31, 2018	1.1	$48.79	3.2	$69.2

(1)	Intrinsic value for RSUs is based on the market price of the underlying stock as of May 31, 2018.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2018	2017	2016
Weighted-average grant-date fair value per share of RSUs granted	$51.15	$53.76	$42.60
Total intrinsic value of RSUs vested	$60.9	$32.3	$25.9
Total grant-date fair value of RSUs vested	$42.4	$19.3	$17.3

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

The following table summarizes restricted stock activity for fiscal 2018:

		Weighted-
		average
		grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2017	0.1	$53.05
Granted	0.1	$57.50
Vested	(0.1)	$50.64
Forfeited	—	$56.53
Nonvested as of May 31, 2018	0.1	$56.89

Other information pertaining to restricted stock is as follows:

	Year ended May 31,
In millions, except per share amounts	2018	2017	2016
Weighted-average grant-date fair value per share of restricted stock granted	$57.50	$60.83	$47.46
Total grant-date fair value of restricted stock vested	$3.0	$3.0	$3.0

Performance shares:   Performance shares primarily have a two-year performance period, after which the amount of restricted shares earned will be determined based on achievement against established performance targets.  The restricted shares earned will then be subject to a one-year service period.  Performance shares do not have voting rights or earn dividend equivalents during the performance period.  The fair value of performance shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes performance share activity for fiscal 2018:

		Weighted-
		average
		grant-date
	Performance	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2017	0.4	$45.66
Granted (1)	0.2	$53.08
Vested	(0.2)	$38.68
Forfeited	—	$48.89
Nonvested as of May 31, 2018	0.4	$51.53

(1)	Performance shares granted assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Other information pertaining to performance shares is as follows:

	Year ended May 31,
In millions, except per share amounts	2018	2017	2016
Weighted-average grant-date fair value per share of performance shares granted	$53.08	$54.97	$42.48
Total grant-date fair value of performance shares vested	$6.6	$7.8	$5.9

Long-term Incentive Plan (“LTIP”):  The Company has two long-term incentive performance-based stock awards. In July 2011, the Board approved a special award of performance-based non-qualified stock options under an LTIP.  Subsequent grants of this award were made upon hire of new officers.  Under this award, stock options were granted to officers with vesting dependent on achievement against long-term strategic and financial objectives.  Total stock options earned and vested were based on achievement against pre-established targets for fiscal 2016.  The performance period was completed in fiscal 2016.  Although the performance period was completed and the stock options were earned and vested, there are still stock options outstanding as of May 31, 2018.

In July 2016, the Board approved an LTIP award comprised of both performance-based non-qualified stock options and performance-based restricted stock.  This award was granted to senior executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives.  Total stock options and restricted shares to be earned are based on achievement against pre-established targets for the fiscal year ending May 31, 2020.

The following table summarizes performance stock option activity for fiscal 2018:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2017	2.4	$47.52
Granted(2)	0.1	$59.93
Exercised	(0.3)	$30.70
Forfeited	(0.1)	$60.84
Expired	—	$—
Outstanding as of May 31, 2018	2.1	$49.26	6.3	$34.5
Exercisable as of May 31, 2018	0.8	$31.99	3.4	$28.5

(1)	Market price of the underlying stock as of May 31, 2018 less the exercise price.
(2)	LTIP performance stock options granted assumes achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Other information pertaining to performance stock options is as follows:

	Year ended May 31,
In millions	2018	2017	2016
Total intrinsic value of stock options exercised	$7.9	$12.4	$1.0
Total grant-date fair value of stock options vested	$4.9	$4.9	$—

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

The following table summarizes performance restricted stock activity for fiscal 2018:

		Weighted-
		average
		grant-date
	Restricted	fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2017	0.2	$53.74
Granted(1)	—	$54.77
Vested	—	$—
Forfeited	—	$53.61
Nonvested as of May 31, 2018	0.2	$53.86
(1)	LTIP performance shares granted assumes achievement of performance goals at target. Actual amount of shares to be earned may differ from this amount.

Non-compensatory employee benefit plan:  Prior to January 1, 2016, the Company offered a non-qualified Employee Stock Purchase Plan (“ESPP”) to all employees under which the Company’s common stock could be purchased through a payroll deduction with no discount to the market price and no look-back provision.  This ESPP was discontinued as of December 31, 2015.  Effective January 1, 2016, the Company began offering a qualified ESPP to all employees.  Under this qualified ESPP, the Company’s common stock can be purchased through a payroll deduction at a discount to the market price.  The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan.  For offering periods during fiscal 2018, fiscal 2017, and fiscal 2016 the discount was set at 5% of the market price.  Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees, except for when stock was sold.  Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator.  The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2018, 2017, or 2016 related to either plan.

Note F — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$1,942.3	$—	$—	$1,942.3
Available-for-sale securities:
Corporate bonds	328.6	0.1	(7.3)	321.4
General obligation municipal bonds	1,231.6	1.3	(11.2)	1,221.7
Pre-refunded municipal bonds(1)	50.9	0.1	(0.1)	50.9
Revenue municipal bonds	813.5	0.9	(8.0)	806.4
U.S. government agency securities	410.2	—	(14.1)	396.1
Variable rate demand notes	308.3	—	—	308.3
Total available-for-sale securities	3,143.1	2.4	(40.7)	3,104.8
Other	16.1	2.1	—	18.2
Total funds held for clients and corporate investments	$5,101.5	$4.5	$(40.7)	$5,065.3

	May 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$264.8	$—	$—	$264.8
Available-for-sale securities:
Corporate bonds	208.6	2.7	(0.5)	210.8
General obligation municipal bonds	1,422.0	21.2	(0.9)	1,442.3
Pre-refunded municipal bonds(1)	54.6	0.9	—	55.5
Revenue municipal bonds	929.2	12.5	(0.8)	940.9
U.S. government agency securities	328.9	0.5	(3.6)	325.8
Variable rate demand notes	1,637.9	—	—	1,637.9
Total available-for-sale securities	4,581.2	37.8	(5.8)	4,613.2
Other	14.8	1.9	—	16.7
Total funds held for clients and corporate investments	$4,860.8	$39.7	$(5.8)	$4,894.7

(1)	Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of May 31, 2018 were bank demand deposit accounts, time deposits, commercial paper, and money market funds.  Included in money market securities and other cash equivalents as of May 31, 2017 were bank demand deposit accounts and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2018	2017
Funds held for clients	$4,703.8	$4,301.9
Corporate investments	66.0	138.8
Long-term corporate investments	295.5	454.0
Total funds held for clients and corporate investments	$5,065.3	$4,894.7

The Company’s available-for-sale securities reflected a net unrealized loss of $38.3 million as of May 31, 2018, compared to a net unrealized gain of $32.0 million as of May 31, 2017.  Included in the net unrealized loss as of May 31, 2018 were 970 available-for-sale securities in an unrealized loss position. Included in the net unrealized gain as of May 31, 2017 were 216 available-for-sale securities in an unrealized loss position. The available-for-sale securities in an unrealized loss position were as follows:

	May 31, 2018
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(6.0)	$271.5	$(1.3)	$34.6	$(7.3)	$306.1
General obligation municipal bonds	(8.7)	856.4	(2.5)	68.9	(11.2)	925.3
Pre-refunded municipal bonds	(0.1)	18.5	—	0.5	(0.1)	19.0
Revenue municipal bonds	(6.3)	540.9	(1.7)	50.9	(8.0)	591.8
U.S. government agency securities	(6.4)	219.7	(7.7)	176.4	(14.1)	396.1
Total	$(27.5)	$1,907.0	$(13.2)	$331.3	$(40.7)	$2,238.3

	May 31, 2017
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.5)	$43.6	$—	$—	$(0.5)	$43.6
General obligation municipal bonds	(0.9)	188.8	—	—	(0.9)	188.8
Pre-refunded municipal bonds	—	9.2	—	—	—	9.2
Revenue municipal bonds	(0.8)	154.8	—	1.0	(0.8)	155.8
U.S. government agency securities	(3.6)	210.0	—	—	(3.6)	210.0
Total	$(5.8)	$606.4	$—	$1.0	$(5.8)	$607.4

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns.  The Company believes that the investments held as of May 31, 2018 that had gross unrealized losses of $40.7 million were not other-than-temporarily impaired.  The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns.  A majority of the securities in an unrealized loss position as of May 31, 2018 and May 31, 2017 held an AA rating or better.  The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time.  The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of available-for-sale securities were as follows:

	Year ended May 31,
In millions	2018	2017	2016
Gross realized gains	$0.3	$0.1	$0.1
Gross realized losses	(0.2)	—	—
Net realized gains	$0.1	$0.1	$0.1

The amortized cost and fair value of available-for-sale securities that had stated maturities as of May 31, 2018 are shown below by contractual maturity.  Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	May 31, 2018
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$356.0	$355.7
Due after one year through three years	807.4	803.6
Due after three years through five years	926.5	915.3
Due after five years	1,053.2	1,030.2
Total	$3,143.1	$3,104.8

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2018
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Commercial paper	$655.0	$—	$655.0	$—
Time deposits	200.0	—	200.0	—
Money market securities	7.1	7.1	—	—
Total cash equivalents	$862.1	$7.1	$855.0	$—
Available-for-sale securities:
Corporate bonds	$321.4	$—	$321.4	$—
General obligation municipal bonds	1,221.7	—	1,221.7	—
Pre-refunded municipal bonds	50.9	—	50.9	—
Revenue municipal bonds	806.4	—	806.4	—
U.S. government agency securities	396.1	—	396.1	—
Variable rate demand notes	308.3	—	308.3	—
Total available-for-sale securities	$3,104.8	$—	$3,104.8	$—
Other	$18.2	$18.2	$—	$—
Liabilities:
Other long-term liabilities	$18.2	$18.2	$—	$—

	May 31, 2017
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Corporate bonds	$210.8	$—	$210.8	$—
General obligation municipal bonds	1,442.3	—	1,442.3	—
Pre-refunded municipal bonds	55.5	—	55.5	—
Revenue municipal bonds	940.9	—	940.9	—
U.S. government agency securities	325.8	—	325.8	—
Variable rate demand notes	1,637.9	—	1,637.9	—
Total available-for-sale securities	$4,613.2	$—	$4,613.2	$—
Other	$16.7	$16.7	$—	$—
Liabilities:
Other long-term liabilities	$16.7	$16.7	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Commercial paper and time deposits, which are cash equivalents, are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. Available-for-sale securities, including municipal bonds, variable rate demand notes, corporate bonds, and U.S. government agency securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

Note H  — Accounts Receivable, Net of Allowance for Doubtful Accounts

The components of accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	May 31,	May 31,
In millions	2018	2017
PEO receivables(1)	$140.1	$137.8
Purchased receivables(2)	267.0	257.3
Other trade receivables(3)	131.3	118.4
Total accounts receivable, gross	538.4	513.5
Less: Allowance for doubtful accounts	7.0	6.0
Accounts receivable, net of allowance for doubtful accounts	$531.4	$507.5

(1)

PEO receivables are primarily client wages and related tax withholdings since the last payroll processed.  Balances will vary based on timing of the last payroll processed and the end of the reporting period. In addition, balances as of May 31, 2018 include receivable balances for HROI, acquired in August 2017. Refer to Note C for further details.

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

Note I — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2018	2017
Land and improvements	$10.6	$8.3
Buildings and improvements	126.4	103.5
Data processing equipment	211.3	199.7
Software (1)	545.5	496.1
Furniture, fixtures, and equipment	114.5	115.2
Leasehold improvements	111.4	109.5
Construction in progress (1)	63.0	18.7
Total property and equipment, gross	1,182.7	1,051.0
Less: Accumulated depreciation	789.2	713.8
Property and equipment, net of accumulated depreciation	$393.5	$337.2

(1)

Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $116.9 million, $108.8 million, and $99.2 million for fiscal years 2018, 2017, and 2016, respectively.

In August 2017, the Company announced its plan for a new multi-building Paychex campus based in Rochester, NY.  This involves the purchase of five buildings and the renovation of over 300,000 square feet of existing space. The new campus will result in the consolidation of currently leased space in the Rochester area. The Company completed the purchase of these buildings during the three months ended November 30, 2017, for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for building renovations, which are in-process. As of May 31, 2018, $32.0 million is included in the Company’s construction in progress balance with a remaining balance in escrow of $14.2 million. In addition, in September 2017, the Company entered into a transaction with the County of Monroe Industrial Development Agency for purposes of obtaining public benefits and inducements, expiring on December 31, 2039.  The public inducements include exemption from sales and use taxes for goods and services directly related to the renovations of the new multi-building campus as well as other property tax incentives.

Note J — Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $814.0 million as of May 31, 2018 and $657.1 million as of May 31, 2017.  The increase of $156.9 million in goodwill since May 31, 2017 was the result of the acquisitions of HROI in August 2017 and Lessor in February 2018.  Refer to Note C for further details.

The Company has certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2018	2017
Client lists(1)	$308.5	$293.5
Other intangible assets	13.3	5.4
Total intangible assets, gross	321.8	298.9
Less: Accumulated amortization	180.4	241.3
Intangible assets, net of accumulated amortization	$141.4	$57.6
(1)

During fiscal 2018, the Company resolved a contractual dispute within certain licensees.  As part of this agreement, the Company acquired rights to certain client lists for approximately $30.0 million. Refer to Note P for further details. In addition, the balance as of May 31, 2018 includes client lists from the HROI and Lessor acquisitions. Refer to Note C for further details.

During fiscal 2018, the Company acquired intangible assets with weighted-average amortization periods as follows: customer lists — 8.8 years; other intangible assets  — 3.0 years; and total — 8.8 years.  Amortization expense relating to intangible assets was $21.1 million, $18.1 million, and $15.9 million for fiscal years 2018, 2017, and 2016, respectively.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2019	$25.5
2020	22.4
2021	19.3
2022	16.4
2023	14.1

Note K — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2018	2017
Deferred tax assets:
Compensation and employee benefit liabilities	$15.0	$23.1
Other current liabilities	6.5	9.1
Tax credit carry forward	0.2	39.3
Depreciation	3.6	7.3
Stock-based compensation	11.6	21.8
Unrealized losses on available-for-sale securities	9.2	—
Net operating loss ("NOL") carry forward	5.9	2.9
Tax benefit of uncertain tax positions	3.7	6.4
Other	2.3	4.7
Gross deferred tax assets	58.0	114.6
Deferred tax liabilities:
Capitalized software	39.4	54.8
Depreciation	—	1.6
Goodwill and intangible assets	49.0	66.8
Revenue not subject to current taxes	18.4	13.6
Unrealized gains on available-for-sale securities	—	11.7
Gross deferred tax liabilities	106.8	148.5
Net deferred tax liability	$(48.8)	$(33.9)

The deferred tax asset related to tax credit carry forward consists primarily of alternative minimum tax credits, which were fully utilized during the current fiscal year. The deferred tax asset related to NOL carry forward is comprised of $4.1 million of federal NOL carry forwards and $1.8 million of state NOL carry forwards.  The federal NOL carry forwards were acquired through various acquisitions and expire between the fiscal years ending May 31, 2020 through May 31, 2035.  The state NOL carry forwards expire between the fiscal years ending May 31, 2019 through May 31, 2038.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2018	2017	2016
Current:
Federal	$289.1	$362.0	$336.4
State	54.1	48.1	50.8
Total current	343.2	410.1	387.2
Deferred:
Federal	18.4	15.9	5.5
State	0.8	1.5	1.6
Total deferred	19.2	17.4	7.1
Income taxes	$362.4	$427.5	$394.3

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2018	2017	2016
Federal statutory tax rate	29.2%	35.0%	35.0%
Increase/(decrease) resulting from:
Statutory tax rate reduction resulting from the Tax Act	(2.0)%	—%	—%
State income taxes, net of federal tax benefit	3.0%	2.8%	3.0%
Section 199 - Qualified production activities	(0.3)%	(0.5)%	(2.4)%
Tax-exempt municipal bond interest	(1.1)%	(1.3)%	(1.4)%
Stock option windfall benefit	(0.8)%	(1.5)%	—%
Other items	—%	(0.2)%	0.1%
Effective income tax rate	28.0%	34.3%	34.3%

The effective income tax rate for fiscal 2018 was significantly impacted by the enactment of the Tax Act.  In addition, the effective income tax rates for fiscal 2018 and fiscal 2017 were impacted by the recognition of a net discrete tax benefit related to employee stock-based compensation payments.

The Tax Act makes broad and complex changes to U.S. federal corporate income taxation including, but not limited to: (i) reducing the statutory corporate tax rate from 35% to 21% (a blended statutory tax rate of 29.2% for fiscal 2018); (ii) repeal of the Section 199 qualified production activities deduction; (iii) creating new or furthering limitations to the deductibility of certain officer compensation, interest, meals, entertainment and other expenses; and (iv) changing from a worldwide to a territorial taxation system.  In December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they do not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act.  The SEC also issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the related tax impacts.

As a result of the Tax Act, the Company derived estimated tax benefits of $102.6 million, including a net tax benefit of $25.5 million related to the revaluation of the Company’s net deferred tax liabilities and a net tax benefit of $77.1 million related to the reduction in the Company’s statutory income tax rate for fiscal 2018 applied to income before taxes.  These amounts totaled $0.07 per diluted share and $0.21 per diluted share, respectively.  This analysis is complete except for provisional amounts that were determined in accordance with SAB No. 118 related to certain equity compensation arrangements.  Further Internal Revenue Service guidance related to whether these compensation arrangements meet the transition rule under the Tax Act is expected to be released within the next nine months and any change to the provisional amounts as a result of this further guidance is not anticipated to be material.

During fiscal 2016, the Company engaged tax specialists to assess the qualification of its customer-facing computer software for the federal “Qualified Production Activities Deduction” under Internal Revenue Code (“IRC”) Section 199, and the regulations thereunder.  Based on this assessment, the Company concluded that certain of its software offerings qualified for this tax deduction for fiscal 2016 and prior tax years that remained open to Internal Revenue Service (“IRS”) examination.  The Company submitted claims to recover these tax benefits for prior tax years and claimed the fiscal 2016 tax benefits when it filed its 2016 tax return.  Accordingly, the Company recognized the tax benefits, and related tax reserves, for its qualified customer-facing activities for these years in fiscal 2016.

Uncertain income tax positions:  The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe.  The Company maintains a reserve for uncertain tax positions. As of May 31, 2018 and May 31, 2017, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $14.7 million and $39.2 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2018	2017	2016
Balance as of beginning of fiscal year	$43.7	$64.7	$39.9
Additions for tax positions of the current year	2.3	8.2	7.3
Additions for tax positions of prior years	0.1	4.8	20.7
Reductions for tax positions of prior years	(1.2)	(2.5)	(0.1)
Settlements with tax authorities	(28.6)	(29.5)	(2.2)
Expiration of the statute of limitations	(1.4)	(2.0)	(0.9)
Balance as of end of fiscal year	$14.9	$43.7	$64.7

In December 2016, the Company executed a closing agreement that resolved tax matters related to the audits by New York State for the fiscal year ended May 31, 2012 (“fiscal 2012”) through the fiscal year ended May 31, 2014 (“fiscal 2014”).  As a result, the reserve for uncertain tax positions was decreased by $28.9 million in December 2016.  The resolution and execution of the closing agreement in December 2016 on the open tax matters for fiscal 2012 through fiscal 2014 had a minimal impact on the Company’s effective income tax rate for fiscal 2017.

In May 2018, the Company settled its IRS examination for fiscal 2012 through fiscal 2017.  As a result of the settlement, the reserve for uncertain tax positions was decreased by $27.2 million and income tax expense of $2.7 million was recorded.

The reserve as of May 31, 2018 substantially relates to the Company’s uncertain tax positions for certain federal and state income tax matters.  The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $14.7 million as of May 31, 2018 adequately covers open tax years and uncertain tax positions up to and including fiscal 2018 for major taxing jurisdictions. As of May 31, 2018 and May 31, 2017, the entire $14.7 million and $39.2 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2014, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2018, 2017, and 2016 was immaterial to the Company’s results of operations.

Note L — Accumulated Other Comprehensive (Loss)/Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities and foreign currency translation adjustments are the primary components reported in accumulated other comprehensive (loss)/ income in the Company’s Consolidated Balance Sheets. The changes in accumulated other comprehensive (loss)/income are as follows:

	Year ended May 31,
In millions	2018	2017	2016
Beginning balance	$20.0	$29.2	$7.5
Other comprehensive (loss)/income:
Unrealized holding (losses)/gains	(70.2)	(14.7)	34.2
Income tax benefit/(expense) related to unrealized holding (losses)/gains	22.6	5.6	(12.4)
Reclassification adjustment for the net gain on sale of available-for-sale securities realized in net income	—	(0.1)	(0.1)
Foreign currency translation adjustment	(8.6)	—	—
Total other comprehensive (loss)/income, net of tax	(56.2)	(9.2)	21.7
Ending balance	$(36.2)	$20.0	$29.2

Total tax (benefit)/expense included in other comprehensive (loss)/income	$(22.6)	$(5.6)	$12.4

Reclassification adjustments out of accumulated other comprehensive income are for realized gains on the sales of available-for-sale securities and impacted interest on funds held for clients on the Consolidated Statements of Income and Comprehensive Income.

Note M —   Short-term Financing

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

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of May 31, 2018 or May 31, 2017.  Details of borrowings under this credit facility during fiscal 2018 and fiscal 2017 are as follows:

	Year ended May 31,
$ in millions	2018	2017
Number of days borrowed	22	30
Maximum amount borrowed	$700.0	$450.0
Weighted-average amount borrowed	$319.1	$196.7
Weighted-average interest rate	4.27%	2.89%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, the Company also borrowed:

•	Fiscal 2018 - $100.0 million for a three-day period at a weighted-average interest rate of 4.25%;

•	Fiscal 2017 - $150.0 million for seven days and $50.0 million for a period of eighteen days at a weighted-average LIBOR-based interest rate of 1.40%.

Subsequent to May 31, 2018, the Company borrowed two times, on an overnight basis, $171.8 million on a weighted-average basis under this line.

JPM $500 Million Credit Facility:  There were no borrowings outstanding under this credit facility as of May 31, 2018.  Details of borrowings under this credit facility during fiscal 2018 is as follows:

Year ended May 31,
$ in millions	2018
Number of days borrowed	42
Maximum amount borrowed	$400.0
Weighted-average amount borrowed	$144.8
Weighted-average interest rate	2.80%

In addition to overnight borrowings, during fiscal 2018, the Company borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted average LIBOR-based interest rates of 2.13% and 2.19%, respectively.  Subsequent to May 31, 2018, the Company borrowed three times, on an overnight basis, $103.5 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility:  There were no borrowings outstanding under this credit facility as of May 31, 2018 or May 31, 2017.  Details of borrowings under this credit facility during fiscal 2018 and fiscal 2017 are as follows:

	Year ended May 31,
$ in millions	2018	2017
Number of days borrowed	358	353
Maximum amount borrowed	$59.9	$55.6
Weighted-average amount borrowed	$57.2	$52.8
Weighted-average interest rate	1.94%	1.21%

Subsequent to May 31, 2018, Paychex Advance borrowed approximately $56.8 million under this line, which remains outstanding as of the date of this report.

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of May 31, 2018.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $56.8 million and $47.3 million as of May 31, 2018 and 2017, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between July 2018 and May 2019. No amounts were outstanding on these letters of credit during fiscal 2018 or fiscal 2017, or as of May 31, 2018 and May 31, 2017.  Subsequent to May 31, 2018, the letter of credit expiring in July 2018 was renewed through July 2019, and the total amount available under the letters of credit was increased $4.1 million to $60.9 million.

Lines of credit: Effective August 17, 2017, the Company terminated four uncommitted, secured, short-term lines of credit totaling $900.0 million.  The lines of credit were available to the Company at market rates of interest and were primarily used to meet short-term funding requirements related to deposit account overdrafts and client fund obligations arising from electronic payment transactions made on behalf of our clients in the ordinary course of business.  There were no amounts outstanding under these lines of credit during fiscal 2018 or fiscal 2017, or as of May 31, 2018 and May 31, 2017.  The Company does not have any other open lines of credit as of the date of this report.

Note N — Supplemental Cash Flow Information

Income taxes paid were $319.1 million, $462.6 million, and $369.9 million for fiscal years 2018, 2017, and 2016, respectively.

Lease incentives received in the form of tenant allowances and free rent were $7.7 million, $5.8 million, and $4.3 million for fiscal years 2018, 2017, and 2016, respectively.

$33.2 million in Paychex common stock was issued in connection with the Company’s acquisition of HROI.

Note O — Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the IRC.  The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to IRS limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect.  The Company provided a matching contribution of 50% of up to 8% of eligible pay that an employee contributed to the Plan through March 29, 2018. Beginning March 30, 2018, the Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%.  Company contributions to the Plan for fiscal years 2018, 2017, and 2016 were $23.6 million, $22.4 million, and $21.4 million, respectively.

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

Deferred compensation plans:  The Company offers non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date.  The amounts accrued under these plans were $18.2 million and $16.7 million as of May 31, 2018 and May 31, 2017, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note P — Commitments and Contingencies

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

During the three months ended February 28, 2018, the Company began negotiations to terminate certain license agreements and acquire rights to certain client lists in order to resolve a contractual dispute with certain licensees.  The negotiations were completed in March 2018.  The Company recorded $34.8 million on its Consolidated Balance Sheets within other current liabilities as of May 31, 2018, and $24.7 million, net of tax, in its Consolidated Statements of Income and Comprehensive Income during fiscal 2018 related to the termination of these license agreements. In addition, the Company acquired rights to certain client lists as it relates to this agreement in March 2018 for approximately $30.0 million, which is recorded on its Consolidated Balance Sheets within intangible assets, net of accumulated amortization as of May 31, 2018.

Lease commitments:  The Company leases office space and data processing equipment under terms of various operating leases. Rent expense for fiscal years 2018, 2017, and 2016 was $39.9 million, $39.7 million, and $39.8 million, respectively. As of May 31, 2018, future minimum lease payments under various non-cancelable operating leases with terms of more than one year are as follows:

Minimum
In millions	lease
Year ending May 31,	payments
2019	$35.1
2020	26.8
2021	19.8
2022	12.8
2023	6.8
Thereafter	8.8

Other commitments:    As of May 31, 2018, the Company had outstanding commitments under purchase orders and legally binding contractual arrangements with minimum future payment obligations of approximately $130.2 million, including $6.7 million of commitments to purchase capital assets.  These minimum future payment obligations relate to the following fiscal years:

Minimum
In millions	payment
Year ending May 31,	obligation
2019	$83.9
2020	39.1
2021	6.1
2022	1.0
2023	0.1
Thereafter	—

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

Note Q — Related Parties

During fiscal years 2018, 2017, and 2016, the Company purchased approximately $0.5 million, $0.6 million, and $4.9 million, respectively, of data processing equipment and software from EMC Corporation. The former Chairman, President, and Chief Executive Officer of EMC Corporation is a member of the Company’s Board.

During fiscal years 2018, 2017, and 2016, the Company purchased approximately $2.7 million, $2.9 million, and $2.3 million, respectively, of office supplies from Staples, Inc. The former Vice Chairman of Staples, Inc. is a member of the Company’s Board.

Note R — Quarterly Financial Data (Unaudited)

In millions, except per share amounts

	Three Months Ended
Fiscal 2018	August 31	November 30	February 28	May 31	Full Year
Service revenue	$803.1	$812.5	$848.4	$853.4	$3,317.4
Interest on funds held for clients	13.7	14.0	18.1	17.7	63.5
Total revenue	$816.8	$826.5	$866.5	$871.1	$3,380.9
Operating income	$345.0	$332.2	$292.5	$317.8	$1,287.5
Investment income, net	2.1	1.7	2.3	2.5	8.6
Income before income taxes	347.1	333.9	294.8	320.3	1,296.1
Income taxes(3)	119.3	116.9	34.4	91.8	362.4
Net income	$227.8	$217.0	$260.4	$228.5	$933.7
Basic earnings per share(1)	$0.63	$0.60	$0.72	$0.64	$2.60
Diluted earnings per share(1)	$0.63	$0.60	$0.72	$0.63	$2.58
Weighted-average common shares outstanding	358.9	359.1	359.2	359.0	359.0
Weighted-average common shares outstanding, assuming dilution	361.3	361.4	362.0	361.5	361.5
Cash dividends per common share	$0.50	$0.50	$0.50	$0.56	$2.06
Total net realized gains(2)	$—	$—	$0.1	$—	$0.1

	Three Months Ended
Fiscal 2017	August 31	November 30	February 28	May 31	Full Year
Service revenue	$773.5	$760.0	$782.6	$784.6	$3,100.7
Interest on funds held for clients	12.0	11.4	13.2	14.0	50.6
Total revenue	$785.5	$771.4	$795.8	$798.6	$3,151.3
Operating income	$323.0	$311.1	$306.6	$298.9	$1,239.6
Investment income, net	1.5	0.9	1.2	1.6	5.2
Income before income taxes	324.5	312.0	307.8	300.5	1,244.8
Income taxes	107.1	109.9	105.3	105.2	427.5
Net income	$217.4	$202.1	$202.5	$195.3	$817.3
Basic earnings per share(1)	$0.60	$0.56	$0.56	$0.54	$2.27
Diluted earnings per share(1)	$0.60	$0.56	$0.56	$0.54	$2.25
Weighted-average common shares outstanding	361.0	360.2	359.0	359.3	359.8
Weighted-average common shares outstanding, assuming dilution	364.1	362.6	361.8	362.1	362.6
Cash dividends per common share	$0.46	$0.46	$0.46	$0.46	$1.84
Total net realized gains(2)	$0.1	$—	$—	$—	$0.1

(1)	Each quarter is a discrete period and the sum of the four quarters’ basic and diluted earnings per share amounts may not equal the full year amount.
(2)	Total net realized gains on the combined funds held for clients and corporate investment portfolios.
(3)

As a result of the Tax Act, the effective income tax rate for the three months ended February 28, 2018 was significantly impacted by certain one-time net tax benefits. Refer to Note K for further details.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts(1)	deductions(2)	of fiscal year
2018
Allowance for doubtful accounts	$6.0	$3.6	$—	$2.6	$7.0
Reserve for client fund losses	$3.0	$3.1	$—	$3.7	$2.4
2017
Allowance for doubtful accounts	$4.2	$4.9	$—	$3.1	$6.0
Reserve for client fund losses	$2.0	$4.1	$—	$3.1	$3.0
2016
Allowance for doubtful accounts	$1.4	$2.5	$2.0	$1.7	$4.2
Reserve for client fund losses	$1.8	$2.4	$—	$2.2	$2.0

(1)	Amounts related to business acquisitions.
(2)	Uncollectible amounts written off, net of recoveries.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2018, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:    The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2018. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2018, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting:  The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2018, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	58

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

Efrain Rivera	61

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

Mark A. Bottini	57

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

John B. Gibson	52

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

Michael E. Gioja	60

Mr. Gioja was named Senior Vice President of Information Technology and Product Development in July 2011. Mr. Gioja has been with the Company since November 2008 and previously served as Senior Vice President of Information, Technology, Product Management, and Development and Vice President of Product Management. Previously, he was Chief Information Officer and Executive Vice President of Products and Services for Workstream, Inc., a provider of on-demand enterprise talent management solutions and services.

Name	Age	Position and business experience
Stephanie L. Schaeffer	48

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006.  In 2011, she was appointed Corporate Secretary.  She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all of the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Jennifer Vossler	55

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

Laurie L. Zaucha	53

Ms. Zaucha joined the Company in March 2011 and was named Vice President of Human Resources and Organizational Development. Prior to joining the Company, she served as Senior Vice President of Human Resources for Paetec Holding Corp., a Fortune 1000 telecommunications company, from 2007 to 2011. From 2003 to 2007, she held various executive positions at Bausch & Lomb Incorporated.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2018, in the sections “PROPOSAL 1:  ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2018, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” and “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED May 31, 2018,” and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2018, under the section “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and is incorporated herein by reference.

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

The following table details information on securities authorized for issuance under the Company’s stock option incentive plans as of May 31, 2018:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	6.5	$46.10	19.4

(1)	Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual amount of shares to be earned may differ from the target amount.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2018, under the sub-headings “Board Meetings and Committees” and “Policy on Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, anticipated to be held on or about October 11, 2018, under the section “PROPOSAL 3:  RATIFICATION OF SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1.	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 32.
2.	Financial Statement Schedules

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated October 14, 2015) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 21, 2017.

#	(10.19)

Paychex Inc. 2002 Stock Incentive Plan (as amended and restated October 14, 2015) Form of Officer Performance Incentive Award Agreement (Long-Term), incorporated herein by reference from Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on July 21, 2017.

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

Item 16.    Form 10-K Summary

  Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 20, 2018.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 20, 2018.

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