Form 10-Q
period 2019-02-28
PAYCHEX INC
filed 2019-03-29
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10‑Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, $0.01 Par Value	359,392,757	Shares
CLASS	OUTSTANDING AS OF	February 28, 2019

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
		2018		2018
	2019	As Adjusted(1)	2019	As Adjusted(1)
Revenue:
Management Solutions	$801.6	$768.8	$2,174.7	$2,088.2
PEO and Insurance Services(2)	245.8	149.2	559.0	398.0
Total service revenue	1,047.4	918.0	2,733.7	2,486.2
Interest on funds held for clients	23.0	18.1	58.4	45.8
Total revenue	1,070.4	936.1	2,792.1	2,532.0
Expenses:
Operating expenses	325.3	272.2	855.7	752.8
Selling, general and administrative expenses	315.8	294.9	879.6	789.8
Total expenses	641.1	567.1	1,735.3	1,542.6
Operating income	429.3	369.0	1,056.8	989.4
Interest (expense)/income, net	(3.7)	2.3	0.7	6.1
Income before income taxes	425.6	371.3	1,057.5	995.5
Income taxes	101.0	4.1	253.5	219.1
Net income	$324.6	$367.2	$804.0	$776.4

Other comprehensive income/(loss), net of tax	28.1	(17.5)	16.9	(46.7)
Comprehensive income	$352.7	$349.7	$820.9	$729.7

Basic earnings per share	$0.90	$1.02	$2.24	$2.16
Diluted earnings per share	$0.90	$1.01	$2.22	$2.15
Weighted-average common shares outstanding	359.2	359.2	359.1	359.1
Weighted-average common shares outstanding, assuming dilution	361.6	362.0	361.6	361.6

(1) Amounts have been adjusted to reflect the adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”).

(2) Professional Employer Organization (“PEO”) revenue is reported net of certain direct pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain guaranteed benefit plan direct costs. Refer to Note B for further details.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

		May 31,
	February 28,	2018
	2019	As Adjusted(1)
Assets
Cash and cash equivalents	$696.4	$358.2
Restricted cash	68.9	—
Corporate investments	35.6	66.0
Interest receivable	23.7	32.2
Accounts receivable, net of allowance for doubtful accounts	821.0	492.4
Prepaid income taxes	5.9	17.0
Prepaid expenses and other current assets	235.0	224.0
Current assets before funds held for clients	1,886.5	1,189.8
Funds held for clients	5,405.5	4,703.8
Total current assets	7,292.0	5,893.6
Long-term restricted cash	65.5	—
Long-term corporate investments	20.0	295.5
Property and equipment, net of accumulated depreciation	404.7	393.5
Intangible assets, net of accumulated amortization	420.9	141.4
Goodwill	1,781.5	814.0
Long-term deferred costs	360.0	361.0
Other long-term assets	18.4	16.4
Total assets	$10,363.0	$7,915.4
Liabilities
Accounts payable	$73.9	$73.7
Accrued compensation and related items	840.3	320.6
Short-term borrowings	53.6	—
Deferred revenue	39.4	34.6
Other current liabilities	127.1	132.9
Current liabilities before client fund obligations	1,134.3	561.8
Client fund obligations	5,415.4	4,734.9
Total current liabilities	6,549.7	5,296.7
Accrued income taxes	20.4	18.4
Deferred income taxes	229.2	154.4
Long-term borrowings	800.0	—
Other long-term liabilities	165.7	89.1
Total liabilities	7,765.0	5,558.6
Commitments and contingencies — Note M
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.4 shares as of February 28, 2019 and 359.0 shares as of May 31, 2018	3.6	3.6
Additional paid-in capital	1,187.9	1,126.8
Retained earnings	1,425.8	1,262.6
Accumulated other comprehensive loss	(19.3)	(36.2)
Total stockholders’ equity	2,598.0	2,356.8
Total liabilities and stockholders’ equity	$10,363.0	$7,915.4

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings(1)	(loss) / income	Total
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$1,262.6	$(36.2)	$2,356.8
Net income	—	—	—	804.0	—	804.0
Unrealized gains on securities, net of tax	—	—	—	—	22.2	22.2
Cash dividends declared ($1.68 per share)	—	—	—	(603.9)	—	(603.9)
Repurchases of common shares	(0.5)	—	(0.8)	(32.0)	—	(32.8)
Stock-based compensation costs	—	—	33.6	—	—	33.6
Foreign currency translation adjustment	—	—	—	—	(5.3)	(5.3)
Activity related to equity-based plans	0.9	—	28.3	(4.9)	—	23.4
Balance as of February 28, 2019	359.4	$3.6	$1,187.9	$1,425.8	$(19.3)	$2,598.0

	For the three months ended February 28, 2019
Balance as of November 30, 2018	359.1	$3.6	$1,165.7	$1,302.6	$(47.4)	$2,424.5
Net income	—	—	—	324.6	—	324.6
Unrealized gains on securities, net of tax	—	—	—	—	27.4	27.4
Cash dividends declared ($0.56 per share)	—	—	—	(201.2)	—	(201.2)
Stock-based compensation costs	—	—	10.8	—	—	10.8
Foreign currency translation adjustment	—	—	—	—	0.7	0.7
Activity related to equity-based plans	0.3	—	11.4	(0.2)	—	11.2
Balance as of February 28, 2019	359.4	$3.6	$1,187.9	$1,425.8	$(19.3)	$2,598.0

	For the nine months ended February 28, 2018
Balance as of May 31, 2017	359.4	$3.6	$1,030.0	$1,173.6	$20.0	$2,227.2
Net income	—	—	—	776.4		776.4
Unrealized losses on securities, net of tax	—	—	—	—	(46.7)	(46.7)
Cash dividends declared ($1.50 per share)	—	—	—	(538.7)	—	(538.7)
Repurchases of common shares	(1.6)	—	(3.0)	(91.1)	—	(94.1)
Acquisition of business	0.6	—	33.2			33.2
Stock-based compensation costs	—	—	29.4	—	—	29.4
Activity related to equity-based plans	0.9	—	17.6	(15.7)	—	1.9
Balance as of February 28, 2018	359.3	$3.6	$1,107.2	$1,304.5	$(26.7)	$2,388.6

	For the three months ended February 28, 2018
Balance as of November 30, 2017	359.2	$3.6	$1,093.5	$1,117.3	$(9.2)	$2,205.2
Net income	—	—	—	367.2		367.2
Unrealized losses on securities, net of tax	—	—	—	—	(17.5)	(17.5)
Cash dividends declared ($0.50 per share)	—	—	—	(179.8)	—	(179.8)
Stock-based compensation costs	—	—	10.3	—	—	10.3
Activity related to equity-based plans	0.1	—	3.4	(0.2)	—	3.2
Balance as of February 28, 2018	359.3	$3.6	$1,107.2	$1,304.5	$(26.7)	$2,388.6

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,
		2018
	2019(1)	As Adjusted(1)(2)
Operating activities
Net income	$804.0	$776.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	125.7	102.3
Amortization of premiums and discounts on available-for-sale securities, net	38.8	50.1
Amortization of deferred contract costs	134.8	130.5
Stock-based compensation costs	33.6	29.4
Provision/(benefit) for deferred income taxes	10.7	(45.0)
Provision for allowance for doubtful accounts	2.1	3.3
Net realized losses/(gains) on sales of available-for-sale securities	0.1	(0.1)
Changes in operating assets and liabilities:
Interest receivable	8.5	4.4
Accounts receivable	(110.2)	(27.8)
Prepaid expenses and other current assets	8.4	9.7
Accounts payable and other current liabilities	108.4	81.4
Deferred costs	(134.1)	(128.5)
Net change in other long-term assets and liabilities	(8.0)	2.8
Net cash provided by operating activities	1,022.8	988.9
Investing activities
Purchases of available-for-sale securities	(26,247.6)	(36,422.2)
Proceeds from sales and maturities of available-for-sale securities	26,784.6	37,162.9
Purchases of property and equipment	(88.0)	(122.0)
Acquisition of businesses, net of cash acquired	(984.1)	(178.5)
Purchases of other assets	(3.5)	(6.7)
Net cash (used in)/provided by investing activities	(538.6)	433.5
Financing activities
Net change in client fund obligations	680.5	(300.7)
Net proceeds from short-term borrowings	53.6	57.7
Proceeds from borrowings to fund acquisition	800.0	—
Dividends paid	(603.9)	(538.7)
Repurchases of common shares	(32.8)	(94.1)
Activity related to equity-based plans	23.4	1.8
Net cash provided by/(used in) financing activities	920.8	(874.0)
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,405.0	548.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	2,300.5	449.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$3,705.5	$997.8

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents	$696.4	$323.9
Restricted cash	134.4	—
Restricted cash and restricted cash equivalents included in funds held for clients	2,874.7	673.9
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$3,705.5	$997.8

(1) Amounts have been adjusted to reflect the adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

(2) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2019

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

Paychex, a Delaware corporation formed in 1979, reports as one segment.  Substantially all of the Company’s revenue is generated within the U.S.  The Company also generates revenue within Europe, which represented approximately one percent of the Company’s total revenue for both the three and nine months ended February 28, 2019 and was less than one percent of the Company’s total revenue for both the three and nine months ended February 28, 2018.  Long-lived assets in Europe were approximately 6% and 10% of total long-lived assets of the Company as of February 28, 2019 and May 31, 2018, respectively.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2018 (“fiscal 2018”).  Operating results and cash flows for the nine months ended February 28, 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2019 (“fiscal 2019”).

Effective June 1, 2018, the Company adopted the requirements of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” and ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” as discussed in “Recently adopted accounting pronouncements” section of this Form 10-Q report.  All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

Reclassifications:  Certain prior period amounts have been reclassified to conform to the current period presentation in connection with the adoption of ASU Nos. 2014-09 and 2016-18, and had no material effect on reported consolidated earnings.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of money market securities and cash and cash equivalents that are restricted in use for the payment of workers’ compensation claims and those included in funds held for clients.  The estimated fair value of restricted cash and restricted cash equivalents as of February 28, 2019 and May 31, 2018 was $3.0 billion and $1.9 billion, respectively.

PEO insurance reserves: As part of the PEO, the Company offers workers’ compensation insurance and health benefits insurance to client companies for the benefit of client employees. For workers’ compensation insurance, reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. The Company’s maximum individual claims liability, excluding Oasis Outsourcing Group Holdings, L.P. (“Oasis”) and HR Outsourcing Holdings, Inc. (“HROI”), was $1.0 million and $1.3 million under its fiscal 2019 and fiscal 2018 workers’ compensation insurance policies, respectively. Oasis’ maximum individual claims liability was $1.0 million under its workers’ compensation insurance policies for the annual fiscal period ending May 31, 2019.  HROI’s maximum individual claims liability was $0.8 million and $0.5 million under its workers’ compensation insurance policies for the annual periods ending September 30, 2019 and ended September 30, 2018, respectively.

Under the medical minimum premium insurance plan offering within the PEO, the Company's health benefits insurance reserves are established to provide for the payment of claims liability charges in accordance with its service contract with the insurance carrier. The Company's maximum individual claims liability, excluding Oasis and HROI, was $0.3 million under both its calendar 2019 and 2018 minimum premium insurance plan policies. HROI’s maximum individual claims liability was $0.3 million under its minimum premium insurance plan policies for the annual periods ended June 30, 2018 and ending June 30, 2019.  Oasis has no minimum premium insurance plan policies in effect. In addition, the Company also provides self-insured dental and vision plans to certain of its PEO clients.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established insurance reserves are reflected in the results of operations for the period in which such adjustments are identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends.

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, and performance-based stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $10.8 million and $33.6 million for the three and nine months ended February 28, 2019, respectively, as compared with $10.3 million and $29.4 million for the three and nine months ended February 28, 2018,  respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2018 Form 10-K.

Recently adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  This guidance, as amended by subsequent ASUs on the topic, outlines a single comprehensive model for determining revenue recognition for contracts with customers, and supersedes guidance on revenue recognition in ASC Topic 605, “Revenue Recognition.”  The Company adopted the new standard on June 1, 2018, utilizing the full retrospective method, which required the Company to recast each prior reporting period presented and included a cumulative adjustment to increase stockholders’ equity by $262.9 million as of June 1, 2016. See “Impact on Previously Reported Results” section of this Form 10-Q report for revisions to previously reported Consolidated Financial Statements related to this standard.  The Company has updated its control framework for new internal controls and made changes to existing internal controls related to the new standard.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”  This guidance requires that the Consolidated Statements of Cash Flows explain the change during the reporting period of the totals of cash, cash equivalents, restricted cash and restricted cash equivalents.  Therefore, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows.  The guidance in this standard was effective for the Company on June 1, 2018 and should be applied using the retrospective transition method to each period presented.  During the three months ended February 28, 2019, the Company concluded, upon further evaluation, that cash equivalents and money market securities included in funds held for clients should be included with cash, cash equivalents, restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on its Consolidated Statements of Cash Flows. See “Impact on Previously Reported Results” and “Revision of Previously Reported Financial Information” sections of this Form 10-Q report for the impact and revisions to previously reported Consolidated Statements of Cash Flows related to this standard.

Impact on Previously Reported Results:  The provisions of ASU No. 2014-09 do not materially impact the timing or the amount of revenue the Company recognizes on an annual basis in its Consolidated Statements of Income and Comprehensive Income. However, it does have an impact on the timing and amount of revenue the Company recognizes on a quarterly basis due to changes in the way it accounts for certain revenues where performance obligations are satisfied at a point in time. The provisions of the new standard have a material impact on the Company’s Consolidated Balance Sheets. The primary impact of adopting the new standard is on the Company’s treatment of certain costs to obtain and fulfill contracts.  In relation to those items, the new standard resulted in the Company deferring additional costs on its Consolidated Balance Sheets and amortizing them in the Consolidated Statements of Income and Comprehensive Income over the estimated average life of the client.  Refer to Note B for further details.

The provisions of ASU No. 2016-18 impacted the presentation of the cash equivalents and money market securities included in funds held for clients on our Consolidated Statements of Cash Flows.  Historically, the Company recorded the change in cash equivalents and money market securities included in funds held for clients as Investing Activities.  Under the new guidance, amounts classified as restricted cash and restricted cash equivalents are included with cash and cash equivalents in the reconciliation of total cash balances during the period.

The following tables present a recast of selected unaudited Consolidated Statements of Income and Comprehensive Income line items after giving effect to the adoption of ASU No. 2014-09:

	For the three months ended February 28, 2018
	As Previously
In millions, except per share amounts	Reported	Adjustments	As Adjusted
Service revenue	$848.4	$69.6	$918.0
Operating expenses	270.7	1.5	272.2
Selling, general and administrative expenses	303.3	(8.4)	294.9
Total expenses	574.0	(6.9)	567.1
Operating income	292.5	76.5	369.0
Income taxes	34.4	(30.3)	4.1
Net income	$260.4	$106.8	$367.2
Basic earnings per share	$0.72	$0.30	$1.02
Diluted earnings per share	$0.72	$0.29	$1.01

	For the nine months ended February 28, 2018
	As Previously
In millions, except per share amounts	Reported	Adjustments	As Adjusted
Service revenue	$2,464.0	$22.2	$2,486.2
Operating expenses	751.5	1.3	752.8
Selling, general and administrative expenses	788.6	1.2	789.8
Total expenses	1,540.1	2.5	1,542.6
Operating income	969.7	19.7	989.4
Income taxes	270.6	(51.5)	219.1
Net income	$705.2	$71.2	$776.4
Basic earnings per share	$1.96	$0.20	$2.16
Diluted earnings per share	$1.95	$0.20	$2.15

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

The following table presents a recast of selected unaudited Consolidated Statement of Cash Flow line items after giving effect to the adoption of ASU Nos. 2014-09 and 2016-18:

	For the nine months ended February 28, 2018

		ASU No.	ASU No.
	As Previously	2014-09	2016-18
In millions	Reported	Adjustments	Adjustments	As Adjusted
Cash flows from operating activities
Net income	$705.2	$71.2	$—	$776.4
Amortization of deferred contract costs	$—	$130.5	$—	$130.5
Provision/(benefit) for deferred income taxes	$6.5	$(51.5)	$—	$(45.0)
Accounts receivable	$(6.2)	$(21.6)	$—	$(27.8)
Accounts payable and other current liabilities	$80.9	$0.5	$—	$81.4
Deferred costs	$—	$(128.5)	$—	$(128.5)
Net change in other long-term assets and liabilities	$3.4	$(0.6)	$—	$2.8
Cash flows from investing activities
Net change in funds held for clients' money market securities and other cash equivalents	$(409.1)	$—	$409.1	$—
Net cash provided by investing activities	$24.4	$—	$409.1	$433.5
Increase in cash, cash equivalents, restricted cash and restricted cash equivalents	$139.3	$—	$409.1	$548.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	$184.6	$—	$264.8	$449.4
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$323.9	$—	$673.9	$997.8

Revision of Previously Reported Financial Information:  During the three months ended February 28, 2019, the Company determined it should have presented cash equivalents and money market securities included in funds held for clients within cash, cash equivalents, restricted cash and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on its Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and August 31, 2017, and six months ended November 30, 2018 and November 30, 2017 in accordance with ASU No. 2016-18.  The Company assessed the materiality of this correction on prior periods’ consolidated financial statements in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality”, codified in ASC Topic 250, “Accounting Changes and Error Corrections.” Based on this assessment, the Company concluded that the correction is not material to any previously issued interim financial statements. The correction had no impact on the Company’s Consolidated Statements of Income and Comprehensive Income or Consolidated Balance Sheets in previously issued consolidated financial statements.

The Company will revise its previously issued Consolidated Statements of Cash Flows in future Quarterly Reports on Form 10-Q as applicable, as follows:

	For the three months ended August 31, 2018
	As Previously
In millions	Reported	Adjustments	As Revised
Cash flows from investing activities
Net change in funds held for clients’ money market securities and other cash equivalents	$762.5	$(762.5)	$—
Net cash provided by investing activities	$918.5	$(762.5)	$156.0
Increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$81.9	$(762.5)	$(680.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	$358.2	$1,942.3	$2,300.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$440.1	$1,179.8	$1,619.9

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents			$440.1
Restricted cash and restricted cash equivalents included in funds held for clients			1,179.8
Total cash, cash equivalents, restricted cash and restricted cash equivalents			$1,619.9

	For the six months ended November 30, 2018
	As Previously
In millions	Reported	Adjustments	As Revised
Cash flows from investing activities
Net change in funds held for clients’ money market securities and other cash equivalents	$985.1	$(985.1)	$—
Net cash provided by investing activities	$1,038.8	$(985.1)	$53.7
Increase/(decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	$152.4	$(985.1)	$(832.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	$358.2	$1,942.3	$2,300.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$510.6	$957.2	$1,467.8

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets
Cash and cash equivalents			$510.6
Restricted cash and restricted cash equivalents included in funds held for clients			957.2
Total cash, cash equivalents, restricted cash and restricted cash equivalents			$1,467.8

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  ASU No. 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits.  This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This guidance, as amended by subsequent ASUs on the topic, improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. ASU No. 2016-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted.  The Company will adopt ASU No. 2016-02 in its fiscal year beginning June 1, 2019, and currently anticipates using the alternative transition method provided by the FASB in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.”  Under this transition method, the Company will apply the new standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings on June 1, 2019.

The Company is gathering data and assessing the impact of the new lease accounting standard and anticipates that the adoption of the new lease accounting standard will result in recording additional assets and liabilities on its Consolidated Balance Sheets.  The Company is still in the process of quantifying the impact the new standard will have on its Consolidated Balance Sheets, but expects the provisions of the new standard will result in a material increase in lease-related assets and liabilities recognized on the Consolidated Balance Sheets.  The Company does not anticipate that the new standard will have a material impact on its Consolidated Statements of Income and Comprehensive Income.  In addition, the Company is in the process of completing its evaluation of available practical expedients and the impact of the new guidance on its business processes, systems, and controls.  The adoption of this standard will not have an impact on the financial covenants set forth in the Company’s credit agreements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC during the nine months ended February 28, 2019 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

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

The following table, consistent with the Consolidated Statements of Income and Comprehensive Income, disaggregates service revenue by Management Solutions and PEO and Insurance Services:

	For the three months ended		For the nine months ended
	February 28,		February 28,
		2018		2018
In millions	2019	As Adjusted(1)	2019	As Adjusted(1)
Management Solutions	$801.6	$768.8	$2,174.7	$2,088.2
PEO and Insurance Services	245.8	149.2	559.0	398.0
Total service revenue	$1,047.4	$918.0	$2,733.7	$2,486.2

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s payroll processing, payroll-related ancillary services, and HR outsourcing solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

PEO and Insurance Services Revenue

PEO services are sold through the Company’s registered and licensed subsidiaries, Paychex Business Solutions, LLC, Oasis, and HROI, and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO revenue is reported net of certain direct pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. For guaranteed cost benefit plans where the Company does not retain risk, it is acting as the agent for revenue recognition purposes and revenues are recorded net of the premiums paid to the insurance carrier. For workers’ compensation and certain benefit plans where the Company retains risk, it is acting as the principal for revenue recognition purposes and revenues and costs are recorded on a gross basis.

Insurance services are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, and commercial auto, and health and benefits coverage, including health, dental, vision, and life. Insurance services revenue is recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services and reflects commissions earned on insurance services sold.

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

Changes in deferred revenue related to material right performance obligations were as follows:

	For the three months ended	For the nine months ended
In millions	February 28, 2019	February 28, 2019
Balance, beginning of period	$46.0	$46.4
Deferral of revenue	7.7	20.9
Recognition of unearned revenue	(7.6)	(21.2)
Balance, end of period	$46.1	$46.1

Deferred revenue related to material right performance obligations is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets contained in this Form 10-Q. The Company expects to recognize $6.8 million of deferred revenue related to material right performance obligations in the remainder of fiscal 2019,  $20.6 million of such deferred revenue during its fiscal year ending May 31, 2020, and $18.7 million of such deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a client if it is expected that the amortization period will be longer than one year.  The Company determined that certain selling and commission costs meet the capitalization criteria under ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers” (“ASC 340-40”).  Prior to the adoption of ASU No. 2014-09 these costs were deferred up to an amount equal to the set-up fee revenue deferred and any costs in excess of that amount were recognized as expense when incurred.  The Company also recognizes an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered.  The Company has determined that substantially all costs related to implementation activities are administrative in nature and meet the capitalization criteria under ASC 340-40.  These capitalized costs to fulfill a contract principally relate to upfront direct costs that are expected to be recovered and enhance the Company’s ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method to closely align with the pattern of client attrition over the estimated life of the client relationship.  Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in operating and selling, general, and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2019.

Changes in deferred costs to obtain and fulfill contracts were as follows:

	For the three months ended February 28, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$447.3	$47.9	$(39.6)	$455.6
Costs to fulfill a contact	$65.8	$5.9	$(5.7)	$66.0

	For the nine months ended February 28, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$455.0	$118.2	$(117.6)	$455.6
Costs to fulfill a contact	$65.4	$17.8	$(17.2)	$66.0

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
		2018		2018
In millions, except per share amounts	2019	As Adjusted(1)	2019	As Adjusted(1)
Basic earnings per share:
Net income	$324.6	$367.2	$804.0	$776.4
Weighted-average common shares outstanding	359.2	359.2	359.1	359.1
Basic earnings per share	$0.90	$1.02	$2.24	$2.16
Diluted earnings per share:
Net income	$324.6	$367.2	$804.0	$776.4
Weighted-average common shares outstanding	359.2	359.2	359.1	359.1
Dilutive effect of common share equivalents	2.4	2.8	2.5	2.5
Weighted-average common shares outstanding, assuming dilution	361.6	362.0	361.6	361.6
Diluted earnings per share	$0.90	$1.01	$2.22	$2.15
Weighted-average anti-dilutive common share equivalents	0.6	—	0.5	0.8

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended February 28, 2019 and February 28, 2018, 0.3 million and 0.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For both the nine months ended February 28, 2019 and February 28, 2018, 0.9 million shares of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. In addition, for the nine months ended February 28, 2018, 0.6 million shares of the Company’s common stock were issued in relation to an immaterial business acquisition completed in August 2017. Refer to Note D for further details.

In July 2016, the Company announced that its Board of Directors approved a program to repurchase up to $350.0 million of the Company’s common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution. No shares were repurchased during the three months ended February 28, 2019 and February 28, 2018. During the nine months ended February 28, 2019 and February 28, 2018, the Company repurchased 0.5 million shares for $32.8 million and 1.6 million shares for $94.1 million, respectively. All shares of common stock repurchased were retired.

Note D: Business Combinations

Effective December 20, 2018, the Company acquired Oasis.  Upon closing, Oasis became a wholly owned subsidiary of the Company.  Oasis is an industry leader in providing HR outsourcing services.    Oasis has experienced rapid growth over the last few years through acquisition of several smaller PEOs.  The Company’s acquisition of Oasis strengthens its presence in the PEO industry and brings together two of the industry’s most experienced management teams.  The purchase price was $984.1 million, net of $262.3 million in cash acquired, including $132.1 million of restricted cash.  The acquisition was financed through a combination of cash on hand and temporary borrowings under existing credit facilities of $800.0 million. On January 9, 2019, the Company entered into an agreement for a private placement of debt in the principal amount of $800.0 million. On March 13, 2019, funding of the private placement occurred. The funds were used to pay off the temporary borrowings under existing credit facilities used to finance the acquisition.

The results of operations for Oasis have been included in the Company's Consolidated Statements of Income and Comprehensive Income since the date of acquisition. Oasis contributed $72.7 million of total revenues and $3.5 million of operating income, including the impact of certain one-time charges related to the acquisition and integration of the Oasis business, in the Company's consolidated results of operations during the three and nine months ended February 28, 2019. The Company incurred $1.4 million and $3.8 million of acquisition and integration costs associated with Oasis during the three and nine months ended February 28, 2019, respectively, which were included within selling, general and administrative expenses in the Company's Consolidated Statements of Income and Comprehensive Income.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.”  The acquired assets and liabilities of Oasis were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities.

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in millions):

Cash and cash equivalents	$130.2
Restricted cash	66.6
Accounts receivable	220.5
Prepaid expenses and other assets	6.0
Long-term restricted cash	65.5
Property and equipment	15.4
Intangible assets	310.9
Goodwill	968.8
Other long-term assets	10.4
Total Assets	1,794.3

Accounts payable	22.2
Accrued compensation and related items	391.2
Deferred income taxes	55.1
Other long-term liabilities	79.4
Net Assets	$1,246.4

The Company assigned $310.9 million to amortizable intangible assets, including customer lists, tradenames and trademarks, and non-compete agreements, with a weighted-average amortization period of approximately 10 years. Goodwill in the amount of $968.8 million was recorded as a result of the acquisition. Any new goodwill (in excess of the existing tax basis) is not expected to be deductible for tax purposes. The goodwill is provisional and subject to change, pending completion of the valuation of assets acquired and liabilities assumed.  Goodwill is attributable to the future economic benefits the Company expects to achieve and expected synergies to be realized when combining the operations of this acquisition into our existing operations.

Pro Forma Financial Results (Unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the three and nine months ended February 28, 2019 and February 28, 2018 as if the acquisition of Oasis had been consummated as of June 1, 2017.  The following pro forma information does not include the impact of any costs incurred to integrate the operations:

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2019	2018	2019	2018
Revenues	$1,091.4	$1,019.7	$2,977.6	$2,758.3
Net income	$322.8	$383.8	$791.3	$772.7

The unaudited pro forma operating results have been calculated after applying the Company’s accounting policies and include the acquisition of Oasis adjusted, net of tax, for depreciation and amortization expense resulting from the determination of preliminary fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the permanent financing of debt, the elimination of interest income related to available cash used for the acquisition, and the elimination of Oasis’ interest expense related to debt not assumed in the acquisition. In addition, the net income above for the three and nine months ended February 28, 2018 includes a non-recurring one-time net tax benefit for the revaluation of net deferred tax liabilities as a result of the Tax Cuts and Jobs Act (“the Tax Act”). Since the pro forma financial results assume the acquisition was consummated on June 1, 2017, the unaudited pro forma operating results for the nine months ended February 28, 2019 excluded $2.7 million ($2.0 million, net of tax) of costs incurred by the Company related to the acquisition of Oasis.  The unaudited pro forma operating results for the nine months ended February 28, 2018 included $2.7 million ($1.7 million, net of tax) of costs incurred by the Company related to the acquisition of Oasis.

Oasis’ fiscal year end was the Sunday closest to the calendar year end.  Since Oasis and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods.

The pro forma financial information does not purport to be indicative of the results that would have been obtained had the transactions been completed as of June 1, 2017 for the periods presented and are not intended to be a projection of future results or trends.

Effective February 28, 2018, the Company acquired Lessor Group (“Lessor”). Upon closing, Lessor became a wholly owned subsidiary of the Company. Lessor is a market-leading provider of payroll and HCM software solutions headquartered in Denmark and serving clients in Northern Europe.  The purchase price was $162.5 million, net of $13.4 million in cash acquired.  Goodwill in the amount of $112.3 million was recorded as a result of the acquisition, which is not tax-deductible.    The purchase accounting for Lessor was finalized during the three months ended February 28, 2019.

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

The financial results of Lessor and HROI are included in the Company’s consolidated financial statements from the respective dates of acquisition.  The Company concluded that these acquisitions were not material to its results of operations and financial position.  Therefore, pro forma financial information has been excluded.

Note E: Interest (Expense)/Income, Net

Interest (expense)/income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2019	2018	2019	2018
Interest income on corporate funds	$3.1	$3.1	$9.1	$8.7
Interest expense	(6.7)	(1.1)	(8.4)	(3.2)
Net (loss)/gain from equity-method investments	(0.1)	0.3	—	0.6
Interest (expense)/income, net	$(3.7)	$2.3	$0.7	$6.1

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	February 28, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients’ money market securities and other cash equivalents	$2,874.7	$—	$—	$2,874.7
Available-for-sale securities:
Corporate bonds	410.9	1.5	(4.3)	408.1
General obligation municipal bonds	870.1	3.6	(2.6)	871.1
Pre-refunded municipal bonds(1)	47.8	0.2	—	48.0
Revenue municipal bonds	562.7	2.1	(1.9)	562.9
U.S. government agency securities	493.7	0.6	(9.0)	485.3
Variable rate demand notes	181.9	—	—	181.9
Total available-for-sale securities	2,567.1	8.0	(17.8)	2,557.3
Other	27.3	2.0	(0.2)	29.1
Total funds held for clients and corporate investments	$5,469.1	$10.0	$(18.0)	$5,461.1

	May 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients’ money market securities and other cash equivalents	$1,942.3	$—	$—	$1,942.3
Available-for-sale securities:
Corporate bonds	328.6	0.1	(7.3)	321.4
General obligation municipal bonds	1,231.6	1.3	(11.2)	1,221.7
Pre-refunded municipal bonds(1)	50.9	0.1	(0.1)	50.9
Revenue municipal bonds	813.5	0.9	(8.0)	806.4
U.S. government agency securities	410.2	—	(14.1)	396.1
Variable rate demand notes	308.3	—	—	308.3
Total available-for-sale securities	3,143.1	2.4	(40.7)	3,104.8
Other	16.1	2.1	—	18.2
Total funds held for clients and corporate investments	$5,101.5	$4.5	$(40.7)	$5,065.3

(1) Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of February 28, 2019 were bank demand deposit accounts, commercial paper, U.S. government agency securities, and money market funds. Included in money market securities and other cash equivalents as of May 31, 2018 were bank demand deposit accounts, commercial paper, time deposits, and money market funds.

Classification of investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In millions	2019	2018
Funds held for clients	$5,405.5	$4,703.8
Corporate investments	35.6	66.0
Long-term corporate investments	20.0	295.5
Total funds held for clients and corporate investments	$5,461.1	$5,065.3

Funds held for clients represent cash that is collected from clients before due dates for payroll tax administration services and employee payment services, and is invested until remitted to the applicable tax or regulatory agencies or client employees.  Based upon the Company’s intent and its contractual obligation to the client, these funds are considered restricted until they are remitted to fund these client obligations.

The Company’s available-for-sale securities reflected net unrealized losses of $9.8 million and $38.3 million as of February 28, 2019 and May 31, 2018, respectively. Included in the net unrealized loss totals as of February 28, 2019 and May 31, 2018 were 667 and 970 available-for-sale securities in an unrealized loss position, respectively.  The available-for-sale securities in an unrealized loss position were as follows:

	February 28, 2019
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$23.0	$(4.2)	$262.4	$(4.3)	$285.4
General obligation municipal bonds	(0.1)	56.2	(2.5)	397.8	(2.6)	454.0
Pre-refunded municipal bonds	—	0.1	—	5.5	—	5.6
Revenue municipal bonds	—	13.2	(1.9)	273.5	(1.9)	286.7
U.S. government agency securities	(0.4)	41.5	(8.6)	380.4	(9.0)	421.9
Total	$(0.6)	$134.0	$(17.2)	$1,319.6	$(17.8)	$1,453.6

	May 31, 2018
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(6.0)	$271.5	$(1.3)	$34.6	$(7.3)	$306.1
General obligation municipal bonds	(8.7)	856.4	(2.5)	68.9	(11.2)	925.3
Pre-refunded municipal bonds	(0.1)	18.5	—	0.5	(0.1)	19.0
Revenue municipal bonds	(6.3)	540.9	(1.7)	50.9	(8.0)	591.8
U.S. government agency securities	(6.4)	219.7	(7.7)	176.4	(14.1)	396.1
Total	$(27.5)	$1,907.0	$(13.2)	$331.3	$(40.7)	$2,238.3

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of February 28, 2019 that had gross unrealized losses of $17.8 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2019 and May 31, 2018 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in interest (expense)/income, net.  Realized gains were $0.4 million and $0.5 million for the three and nine months ended February 28, 2019, respectively. Realized losses were $0.2 million and $0.6 million for the three and nine months ended February 28, 2019, respectively. Realized gains and losses were insignificant for the three and nine months ended February 28, 2018.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2019

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$154.6	$154.5
Due after one year through three years	810.0	808.7
Due after three years through five years	989.8	984.9
Due after five years	612.7	609.2
Total	$2,567.1	$2,557.3

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

The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, when used by the Company, approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as available-for-sale and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents:
Commercial paper	$65.0	$—	$65.0	$—
U.S. government agency securities	1,690.1	—	1,690.1	—
Money market securities	123.3	123.3	—	—
Total restricted cash equivalents	$1,878.4	$123.3	$1,755.1	$—
Available-for-sale securities:
Corporate bonds	$408.1	$—	$408.1	$—
General obligation municipal bonds	871.1	—	871.1	—
Pre-refunded municipal bonds	48.0	—	48.0	—
Revenue municipal bonds	562.9	—	562.9	—
U.S. government agency securities	485.3	—	485.3	—
Variable rate demand notes	181.9	—	181.9	—
Total available-for-sale securities	$2,557.3	$—	$2,557.3	$—
Other	$29.1	$29.1	$—	$—
Liabilities:
Other long-term liabilities	$29.1	$29.1	$—	$—

	May 31, 2018
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash equivalents:
Commercial paper	$655.0	$—	$655.0	$—
Time deposits	200.0	—	200.0	—
Money market securities	7.1	7.1	—	—
Total restricted cash equivalents	$862.1	$7.1	$855.0	$—
Available-for-sale securities:
Corporate bonds	$321.4	$—	$321.4	$—
General obligation municipal bonds	1,221.7	—	1,221.7	—
Pre-refunded municipal bonds	50.9	—	50.9	—
Revenue municipal bonds	806.4	—	806.4	—
U.S. government agency securities	396.1	—	396.1	—
Variable rate demand notes	308.3	—	308.3	—
Total available-for-sale securities	$3,104.8	$—	$3,104.8	$—
Other	$18.2	$18.2	$—	$—
Liabilities:
Other long-term liabilities	$18.2	$18.2	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach.  Money market securities, which are cash equivalents, are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper, U.S. government agency securities with a maturity of 90 days or less at acquisition, and time deposits, which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets.  Available-for-sale securities, including municipal bonds, variable rate demand notes, corporate bonds, and U.S. government agency securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Other assets are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are valued based on quoted market prices in active markets.

The preceding methods described may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Note H: Accounts Receivable, Net of Allowance for Doubtful Accounts

The components of accounts receivable, net of allowance for doubtful accounts, consisted of the following:

		May 31,
	February 28,	2018
In millions	2019	As Adjusted(1)
PEO receivables(2)	$444.1	$140.1
Purchased receivables(3)	299.5	267.0
Other trade receivables(4)	84.6	92.3
Total accounts receivable, gross	828.2	499.4
Less: Allowance for doubtful accounts	7.2	7.0
Accounts receivable, net of allowance for doubtful accounts	$821.0	$492.4

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

(2) PEO receivables are primarily client wages and related tax withholdings since the last payroll processed.  Balances will vary based on the timing of the last payroll processed and the end of the reporting period. In addition, balances as of February 28, 2019, include receivable balances for Oasis, acquired in December 2018. Refer to Note D for further details.

(3) Purchased receivables relate to payroll funding arrangements with clients in the temporary staffing industry.

(4) Other trade receivables primarily relate to other ongoing services provided to clients and can vary based on the timing of these services and the end of the reporting period.

No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Note I: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	February 28,	May 31,
In millions	2019	2018
Land and improvements	$10.8	$10.6
Buildings and improvements	162.0	126.4
Data processing equipment	216.9	211.3
Software (1)	616.2	545.5
Furniture, fixtures, and equipment	116.1	114.5
Leasehold improvements	106.1	111.4
Construction in progress (1)	23.5	63.0
Total property and equipment, gross	1,251.6	1,182.7
Less: Accumulated depreciation	846.9	789.2
Property and equipment, net of accumulated depreciation	$404.7	$393.5

(1) Software includes both purchased software and costs capitalized related to internally developed software placed in service.  Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $32.1 million and $91.7 million for the three and nine months ended February 28, 2019, respectively, compared to $31.5 million and $88.0 million for the three and nine months ended February 28, 2018, respectively.

The Company has substantially completed its plan for a new multi-building Paychex campus, including the renovation of over 300,000 square feet based in Rochester, NY.  The Company completed the purchase of five buildings during the three months ended November 30, 2017 for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for building renovations. As of May 31, 2018, the Company had $14.2 million remaining in escrow. There was no remaining balance in escrow as of February 28, 2019.

Note J: Goodwill and Intangible Assets, Net of Accumulated Amortization

The Company had goodwill balances on its Consolidated Balance Sheets of $1.8 billion as of February 28, 2019 and $814.0 million as of May 31, 2018.  Changes in goodwill balances are the result of the acquisition of Oasis and foreign currency exchange rate fluctuations.

The Company has certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	February 28,	May 31,
In millions	2019	2018
Client lists(1)	$608.7	$308.5
Other intangible assets(1)	23.4	13.3
Total intangible assets, gross	632.1	321.8
Less: Accumulated amortization	211.2	180.4
Intangible assets, net of accumulated amortization	$420.9	$141.4

(1) Client lists and other intangible assets include current estimates of amounts acquired from Oasis as of December 20, 2018. Refer to Note D for further details.

Amortization expense relating to intangible assets was $20.9 million and $34.0 million for the three and nine months ended February 28, 2019, respectively, compared to $5.1 million and $14.3 million for the three and nine months ended February 28, 2018, respectively.

As of February 28, 2019, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2019 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2019	$54.9
2020	80.5
2021	66.6
2022	54.1
2023	43.1

Note K: Accumulated Other Comprehensive (Loss)/Income

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities and foreign currency translation adjustments are the primary components reported in accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets.  The changes in accumulated other comprehensive loss are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2019	2018	2019	2018
Beginning balance	$(47.4)	$(9.2)	$(36.2)	$20.0
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities, net of tax	27.4	(17.5)	22.2	(46.7)
Foreign currency translation adjustment	0.7	—	(5.3)	—
Total other comprehensive income/(loss), net of tax	28.1	(17.5)	16.9	(46.7)
Ending balance	$(19.3)	$(26.7)	$(19.3)	$(26.7)

Total tax expense/(benefit) included in other comprehensive income/(loss)	$9.1	$(3.2)	$6.8	$(20.1)

Reclassification adjustments out of accumulated other comprehensive loss for realized gains and losses on the sale of available-for-sale securities were insignificant for the three and nine months ended February 28, 2019 and February 28, 2018. Those reclassification adjustments are reflected in interest on funds held for clients and interest (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income.

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

JPM $1 Billion Credit Facility: As of February 28, 2019, the Company had $400.0 million outstanding under this credit facility.  There were no borrowings outstanding under this credit facility as of May 31, 2018.  Details of borrowings under this credit facility during the three and nine months ended February 28, 2019 and February 28, 2018 are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	71	2	81	21
Maximum amount borrowed	$400.0	$200.0	$483.0	$700.0
Weighted-average amount borrowed	$400.0	$125.0	$385.9	$311.9
Weighted-average interest rate	3.48%	4.25%	3.66%	4.24%

The Company typically borrows on an overnight basis. In addition to overnight borrowings, during the three and nine months ended February 28, 2019, the Company borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.  During the nine months ended February 28, 2018, the Company borrowed $100.0 million for a three-day period at a weighted-average interest rate of 4.25%.

JPM $500 Million Credit Facility: As of February 28, 2019, the Company had $400.0 million outstanding under this credit facility.  There were no borrowings outstanding under this credit facility as of May 31, 2018. Details of borrowings under this credit facility during the three and nine months ended February 28, 2019 and February 28, 2018 are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	71	19	78	39
Maximum amount borrowed	$400.0	$75.0	$400.0	$400.0
Weighted-average amount borrowed	$400.0	$75.0	$374.1	$147.2
Weighted-average interest rate	3.48%	2.19%	3.57%	2.69%

The Company typically borrows on an overnight basis.  In addition to overnight borrowings, during the three and nine months ended February 28, 2019, the Company borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.  During the three months ended February 28, 2018, the Company borrowed $75.0 million for 19 days at a weighted-average LIBOR-based interest rate of 2.19%.  During the nine months ended February 28, 2018, the Company borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of February 28, 2019, the Company had $53.6 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2018. Details of borrowings under this credit facility during the three and nine months ended February 28, 2019 and February 28, 2018 are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	90	90	269	269
Maximum amount borrowed	$58.9	$59.9	$58.9	$59.9
Weighted-average amount borrowed	$57.7	$59.1	$57.0	$57.6
Weighted-average interest rate	2.94%	2.01%	2.72%	1.83%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Private Placement of Debt: On March 13, 2019, the Company refinanced $800.0 million in total borrowings under its JPM credit facilities related to the acquisition of Oasis through the issuance of the following long-term private placement debt:

•	$400.0 million in Series A Senior Notes, interest rate of 4.07%, paid semi-annually and maturing on March 13, 2026.

•	$400.0 million in Series B Senior Notes, interest rate of 4.25%, paid semi-annually and maturing on March 13, 2029.

As a result of this refinancing, the Company has classified the outstanding balances due under the JPM credit facilities, typically classified as short-term debt, as long-term debt on its Consolidated Balance Sheets as of February 28, 2019.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $72.7 million and $56.8 million as of February 28, 2019 and May 31, 2018, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2019 and November 2020.  No amounts were outstanding on these letters of credit as of, or during the, nine months ended February 28, 2019 and February 28, 2018, or as of May 31, 2018.

Note M: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $5.7 million and $6.7 million of capital assets as of February 28, 2019 and May 31, 2018, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain employee benefit plans. The estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Company’s Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2019. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, employment-related claims, tax claims, and other matters.

The Company’s management currently believes that resolution of any outstanding legal matters will not have a material adverse effect on the Company’s financial position or results of operations. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the Company’s financial position and results of operations in the period in which any such effects are recorded.

Note N: Income Taxes

The Company’s effective income tax rate was 23.7% and 1.1% for the three months ended February 28, 2019 and February 28, 2018, respectively, and 24.0% and 22.0% for the nine months ended February 28, 2019 and February 28, 2018, respectively.  The increase in the effective income tax rate for the three and nine months ended February 28, 2019 was primarily due to the enactment of the Tax Act in December 2017.  During the three months ended February 28, 2018, we recorded a non-recurring one-time net tax benefit for the revaluation of our net deferred tax liabilities and a net tax benefit for the change in our annual effective tax rate for the first six months of fiscal 2018.  The effective income tax rates in both periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2019 (the “third quarter”), the nine months ended February 28, 2019 (the “nine months”), the respective prior year periods ended February 28, 2018, and our financial condition as of February 28, 2019. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2019 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2018 (“fiscal 2018”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

•	potential outcomes related to pending or future litigation and legislative matters;

•	the expected impacts of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”);

•	risks related to the integration of the businesses we acquire, including the acquisition of Oasis Outsourcing Group Holdings, L.P. (“Oasis”); and

•	the risk that our outstanding long-term debt adversely affects our financial flexibility and certain covenants in our long-term debt instruments may limit or restrict our business activities.

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

We made available our investor presentation regarding the financial results for the third quarter on March 27, 2019. Please visit Paychex's Investor Relations page on our website at http://www.paychex.com/investors to view the presentation. We intend to make future investor presentations available exclusively through our Investor Relations page.

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for payroll, benefits, human resource (“HR”), and insurance services for small- to medium-sized businesses. Our business strategy focuses on flexible, convenient service; industry-leading, integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued service penetration; and engaging in strategic acquisitions, when possible. We believe that success in our mission to be a leading provider of HCM services by being an essential partner with America’s businesses will lead to strong, long-term financial performance.

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

Business services

Offers various business services to companies. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of services to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation.

PEO and Insurance Services:

Paychex PEO

Our licensed subsidiaries, Paychex Business Solutions, LLC, HR Outsourcing Holdings, Inc. (“HROI”), and Oasis offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. We serve as a co-employer of our clients’ employees, offer health care coverage to PEO client employees, and assume the risks and rewards of workers’ compensation insurance and certain benefit insurance offerings.

Insurance services

Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

Overview

Our financial results for the third quarter reflected continued growth across our major HCM product lines.  Total revenue and total service revenue each increased 14% for the third quarter. Management Solutions revenue and PEO and Insurance Services revenue increased by 4% and 65%, respectively, for the third quarter.  Excluding the acquisition of Oasis, total revenue increased 7% and PEO and Insurance Services revenue increased 17% for the third quarter, compared to the same period last year.

On December 20, 2018, the Company acquired Oasis.  Upon closing, Oasis became a wholly owned subsidiary of the Company.  Oasis is an industry leader in providing HR outsourcing services.  The Company’s acquisition of Oasis strengthens its presence in the PEO industry and brings together two of the industry’s most experienced management teams.  The purchase price was $984.1 million, net of $262.3 million in cash acquired, including $132.1 million of restricted cash.  The acquisition was financed through a combination of available cash and temporary borrowings under existing credit facilities of $800.0 million. On January 9, 2019, the Company secured permanent financing through a private placement of debt. On March 13, 2019, funding for the private placement occurred and replaced the temporary borrowings under existing credit facilities used to finance the acquisition.

Interest on funds held for clients increased 27% for the third quarter reflecting increased interest rates.  Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.0% for the third quarter, compared to 1.5% for the same period last year.

We continue to focus on driving growth in clients, revenue, and profits, while providing award-winning service and leading-edge technology solutions to our clients and their employees.  We are continually engaged in developing enhancements to our various software platforms to meet the changing requirements of our clients and the marketplace. We continue to invest in Paychex Flex, our robust, cloud-based HCM platform, making significant enhancements designed to simplify the complexity of HR administration. The latest enhancements bring performance management, workflow approvals, real-time analytics and a configurable events calendar to the platform. These features are backed by self-service capabilities to empower employees and administrators to complete tasks from any location and on any device. In December 2018, we introduced new synchronized data flow functionality from the Paychex General Ledger Service to QuickBooks Online, enhancing efficiency and productivity for businesses, as well as the accountants who serve them.

Highlights of the financial results for the third quarter as compared to the same period last year are as follows:

•	Total revenue increased 14% to $1.1 billion.
•	Total service revenue increased 14% to $1.0 billion.
o	Management Solutions revenue increased 4% to $801.6 million.
o	PEO and Insurance Services revenue increased 65% to $245.8 million. Excluding the acquisition of Oasis, PEO and Insurance Services revenue increased 17% compared to the same period last year.
•	Interest on funds held for clients increased 27% to $23.0 million.
•	Operating income increased 16% to $429.3 million and adjusted operating income(1) increased 7% to $429.3 million.
•

Net income decreased 12% to $324.6 million and adjusted net income (1) increased 3% to $322.4 million. Net income and adjusted net income for the three months ended February 28, 2018 were impacted by one-time net tax benefits recognized as a result of the Tax Act.

•

Diluted earnings per share decreased 11% to $0.90 per share and adjusted diluted earnings per share(1) increased 3% to $0.89 per share. Diluted earnings per share and adjusted diluted earnings per share for the three months ended February 28, 2018 were impacted by one-time net tax benefits recognized as a result of the Tax Act.

(1) Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures.  Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income, net income, and diluted earnings per share.

Financial Position and Liquidity

Our financial position as of February 28, 2019 remained strong with cash, restricted cash, and total corporate investments of $886.4 million.  Short-term borrowings totaled $53.6 million as of February 28, 2019.  Our investment strategy continues to focus on protecting principal and optimizing liquidity.  We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency securities and corporate bonds.  During the third quarter, our primary short-term investment vehicles were U.S. government agency securities, bank demand deposit accounts, commercial paper, and money market funds.

A majority of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of February 28, 2019 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flows from operations were $1.0 billion for the nine months, an increase of 3% from the same period last year.  Historically, we have funded our operations, capital purchases, share repurchases, and dividend payments from our operating activities. Our positive cash flows have allowed us to support our business and to pay substantial dividends, targeting approximately 80% of our net income, to our stockholders. It is anticipated that cash, restricted cash, and total corporate investments as of February 28, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We have historically funded our business acquisitions with cash generated from operating activities. However, we funded our most recent acquisition of Oasis, which closed on December 20, 2018, through a combination of cash and temporary borrowings on our existing credit facilities.  On March 13, 2019, the Company refinanced $400.0 million borrowed under the JP Morgan Chase Bank, N.A. (“JPM”) $1.0 billion credit facility and $400.0 million borrowed under the JPM $500.0 million credit facility through the issuance of $800.0 million in long-term private placement debt.

For further analysis of our results of operations for the third quarter, and our financial position as of February 28, 2019, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

Outlook

Our outlook for the fiscal year ending May 31, 2019 (“fiscal 2019”), is based upon current market expectations and economic conditions continuing with no significant changes. Excluding the anticipated impact related to the acquisition of Oasis, our guidance for fiscal 2019 remains unchanged from what we disclosed last quarter. Our guidance, excluding Oasis, is as follows:

•	Management Solutions revenue is anticipated to increase approximately 4%;
•	PEO and Insurance Services revenue is anticipated to increase in the range of 18% to 20%;
•	Interest on funds held for clients is expected to increase in the range of 20% to 25%;
•	Total revenue, including interest on funds held for clients, is expected to increase in the range of 6% to 7%;
•	Operating income as a percent of total revenue is anticipated to be approximately 37%;
•	Interest (expense)/income, net is anticipated to be in the range of $10 million to $15 million;
•	The effective income tax rate for fiscal 2019 is expected to be approximately 24%;
•	Net income and diluted earnings per share are expected to increase approximately 4%; and
•	Adjusted net income (1) and adjusted diluted earnings per share (1) are expected to increase in the range of 11% to 12%.

The inclusion of Oasis, which was completed during the third quarter, is expected to have an incremental impact to total revenue in the range of $155 million to $175 million for fiscal 2019. Excluding one-time costs related to the acquisition, Oasis is anticipated to have minimal impact on earnings per share. One-time acquisition and integration costs are anticipated to impact diluted earnings per share by approximately $0.03 per share for fiscal 2019.

(1) Adjusted net income and adjusted diluted earnings per share are non-GAAP measures. Please refer to the “Non-GAAP Financial Measures” section within the discussion of “Results of Operations” of this Item 2 for a discussion of these non-GAAP measures. Fiscal 2019 growth rates for these non-GAAP measures are based on fiscal 2018 adjusted net income as restated for the adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”) on June 1, 2018.  No assumptions were made in regards to discrete tax items in fiscal 2019 for employee stock-based compensation payments.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,			February 28,
		2018			2018
In millions, except per share amounts	2019	As Adjusted(1)	Change	2019	As Adjusted(1)	Change
Revenue:
Management Solutions	$801.6	$768.8	4%	$2,174.7	$2,088.2	4%
PEO and Insurance Services(2)	245.8	149.2	65%	559.0	398.0	40%
Total service revenue	1,047.4	918.0	14%	2,733.7	2,486.2	10%
Interest on funds held for clients	23.0	18.1	27%	58.4	45.8	28%
Total revenue	1,070.4	936.1	14%	2,792.1	2,532.0	10%
Combined operating and SG&A expenses	641.1	567.1	13%	1,735.3	1,542.6	12%
Operating income	429.3	369.0	16%	1,056.8	989.4	7%
Interest (expense)/income, net	(3.7)	2.3	n/m	0.7	6.1	(87)%
Income before income taxes	425.6	371.3	15%	1,057.5	995.5	6%
Income taxes	101.0	4.1	n/m	253.5	219.1	16%
Effective income tax rate	23.7%	1.1%		24.0%	22.0%
Net income	$324.6	$367.2	(12)%	$804.0	$776.4	4%
Diluted earnings per share	$0.90	$1.01	(11)%	$2.22	$2.15	3%

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

(2) PEO revenue is reported net of certain direct pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain guaranteed benefit plan direct costs.

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.  As of February 28, 2019, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2019	2018	Change	2019	2018	Change
Average investment balances:
Funds held for clients	$4,377.9	$4,551.6	(4)%	$3,909.6	$3,999.7	(2)%
Corporate investments	793.4	934.4	(15)%	830.4	919.3	(10)%
Total	$5,171.3	$5,486.0	(6)%	$4,740.0	$4,919.0	(4)%

Average interest rates earned (exclusive of net realized losses):
Funds held for clients	2.1%	1.6%		2.0%	1.5%
Corporate investments	1.6%	1.4%		1.5%	1.3%
Combined funds held for clients and corporate investments	2.0%	1.5%		1.9%	1.5%

Total net realized gains/(losses)	$0.1	$0.1		$(0.1)	$0.1

	February 28,	May 31,
$ in millions	2019	2018
Net unrealized losses on available-for-sale securities(1)	$9.8	$38.3
Federal Funds rate(2)	2.50%	1.75%
Total fair value of available-for-sale securities	$2,557.3	$3,104.8
Weighted-average duration of available-for-sale securities in years(3)	3.1	3.1
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.1%	1.9%

(1) The net unrealized gain on our investment portfolio was approximately $4.5 million as of March 25, 2019.

(2) The Federal Funds rate was in the range of 2.25% to 2.50% as of February 28, 2019, compared to a range of 1.50% to 1.75% as of

May 31, 2018.

(3) These items exclude the impact of Variable Rate Demand Notes (“VRDNs”), as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $801.6 million for the third quarter and $2.2 billion for the nine months, reflecting an increase in both periods of 4% compared to the same periods last year. The increase in Management Solutions revenue was primarily driven by increases in our client bases across many of our services and growth in revenue per check, which improved as a result of price increases, net of discounts. Within Management Solutions revenue, retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.

PEO and Insurance Services revenue: PEO and Insurance Services revenue was $245.8 million for the third quarter and $559.0 million for the nine months, reflecting increases of 65% and 40%, respectively, compared to the same periods last year. Excluding the impact of Oasis, PEO and Insurance Services revenue increased 17% and 23% for the third quarter and nine months, respectively, compared to the same periods last year.  The increases were driven by growth in clients and client worksite employees across our combined existing PEO business.  Demand for our existing PEO services, along with growth within our client base, resulted in double-digit growth in the number of client worksite employees served.  Insurance Services growth resulted from an increase in the number of health and benefit applicants, offset by softness in the workers’ compensation market as state insurance fund rates declined.

Total service revenue: Total service revenue was $1.0 billion for the third quarter and $2.7 billion for the nine months, reflecting increases of 14% and 10%, respectively, compared to the same periods last year. The increases were primarily attributable to the items previously discussed. The acquisitions of Oasis, HROI, and Lessor Group (“Lessor”) contributed less than 5% to the growth in total service revenue for the nine months compared to the same period last year.

Interest on funds held for clients: Interest on funds held for clients was $23.0 million for the third quarter and $58.4 million for the nine months, reflecting increases of 27% and 28%, respectively, compared to the same periods last year. The increase resulted primarily from higher average interest rates earned.  The funds held for clients average investment balances decreased 4% for the third quarter and decreased 2% for the nine months, compared to the same periods last year, as the impact of lower client withholdings resulting from the Tax Act, timing, and changes in client base mix were partially offset by wage inflation.

Combined operating and SG&A expenses: Total expenses were $641.1 million for the third quarter and $1.7 billion for the nine months, reflecting increases of 13% and 12%, respectively, compared to the same periods last year. Excluding the acquisition of Oasis, total expenses increased approximately 1% and 8% for the third quarter and the nine months, respectively, compared to the same periods last year.    The following table summarizes total combined operating and SG&A expenses:

	For the three months ended			For the nine months ended
	February 28,			February 28,
		2018			2018
In millions	2019	As Adjusted(1)	Change	2019	As Adjusted(1)	Change
Compensation-related expenses	$363.1	$320.6	13%	$1,023.8	$918.1	12%
Depreciation and amortization	53.0	36.6	45%	125.7	102.3	23%
PEO insurance costs	82.3	55.8	47%	208.0	147.1	41%
Other expenses	142.7	154.1	(7)%	377.8	375.1	1%
Total expenses	$641.1	$567.1	13%	$1,735.3	$1,542.6	12%

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

Compensation-related expenses increased 13% for the third quarter and 12% for the nine months,  compared to the same periods last year.  Excluding the acquisitions of Oasis, HROI, and Lessor, compensation-related expenses increased 4% and 7% for the third quarter and nine months, respectively, compared to the same periods last year.  The increase in compensation-related expenses was driven by increased headcount due to investment in the sales force, technology resources and operations to support the growth in the business.  In addition, compensation-related expenses for the three and nine months ended February 28, 2018 included a one-time bonus paid to non-management employees. Headcount was approximately 15,700 employees, including Oasis, as of February 28, 2019, compared to approximately 14,000 employees as of February 28, 2018.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and software. Amortization of intangible assets is primarily related to client list acquisitions, including intangible assets recorded for the Oasis acquisition, which are amortized using either straight-line or accelerated methods. The growth in depreciation and amortization for both the third quarter and the nine months was primarily driven by an increase in intangible assets related to the acquisitions of Oasis and Lessor.

PEO insurance costs include workers’ compensation and minimum premium health insurance benefit plans where we retain risk. Growth in our combined PEO business, including the acquisition of Oasis, contributed to the growth in PEO insurance costs for the third quarter and the nine months.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. During the three months ended February 28, 2018, we recognized expense of approximately $32.6 million to terminate certain license agreements.  Continued investment in product development and supporting technology impacted other expense growth for the third quarter and the nine months.

Operating income: Operating income was $429.3 million for the third quarter and $1.1 billion for the nine months, reflecting increases of 16% and 7%, respectively, as compared with the same periods last year. The changes in operating income were attributable to the factors previously discussed.  Operating income as a percent of total revenue was 40.1% for the third quarter and 37.8% for the nine months, compared to 39.4% and 39.1%,  respectively, for the same periods last year. Adjusted operating income, a non-GAAP measure, increased 7% to $429.3 million for the third quarter and 3% to $1.1 billion for the nine months, as compared to the same periods last year. Adjusted operating income for the three and nine months ended February 28, 2018 excludes a one-time charge following the termination of certain license agreements. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of this non-GAAP measure.

Interest (expense)/income, net:  Interest (expense)/income, net, primarily represents interest expense incurred on our debt instruments, netted against earnings from our cash and cash equivalents and investments in available-for-sale securities.  Investment income does not include interest on funds held for clients, which is included in total revenue.  We recognized $3.7 million of net interest expense for the third quarter and $0.7 million of net investment income for the nine months, respectively. For the three and nine months ended February 28, 2018, we recognized net investment income of $2.3 million and $6.1 million, respectively. Interest expense, net for the third quarter and nine months includes interest expense of $5.5 million related to the temporary borrowings used to complete the acquisition of Oasis.   Average investment balances also decreased as corporate investments were liquidated to partially fund the acquisition of Oasis, and funds were used for stock repurchases and dividends paid.  The decreases were partially offset by higher average interest rates earned.

Income taxes: Our effective income tax rate was 23.7% for the third quarter and 24.0% for the nine months, compared to 1.1% and 22.0% for the respective prior year periods. The increase in the effective income tax rate for the third quarter and nine months was primarily due to impacts in the prior year related to the enactment of the Tax Act in December 2017.  During the three months ended February 28, 2018, we recorded a one-time net tax benefit for the revaluation of our net deferred tax liabilities and a net tax benefit for the change in our annual effective tax rate for the first six months of the previous fiscal year ended May 31, 2018.  The effective income tax rates in both periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income was $324.6 million for the third quarter and $804.0 million for the nine months, reflecting a decrease of 12% and an increase of 4%, respectively, compared to the same periods last year. Diluted earnings per share was $0.90 per share for the third quarter and $2.22 per share for the nine months, reflecting a decrease of 11% and an increase of 3%, respectively, compared to the same periods last year.  These fluctuations were attributable to the factors previously discussed. Adjusted net income, a non-GAAP measure, was $322.4 million for the third quarter and $799.7 million for the nine months, reflecting increases of 3% and 12%, respectively, compared to the same periods last year.  Adjusted diluted earnings per share, a non-GAAP measure, was $0.89 per share for the third quarter and $2.21 per share for the nine months, reflecting increases of 3% and 12%, respectively, compared to the same periods last year. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,

		2018			2018
$ in millions	2019	As adjusted(1)	Change	2019 (5)	As adjusted(1),(5)	Change
Operating income	$429.3	$369.0	16%	$1,056.8	$989.4	7%
Non-GAAP adjustments:
Termination of license agreements (2)	—	32.6		—	32.6
Total non-GAAP adjustments	—	32.6		—	32.6
Adjusted operating income	$429.3	$401.6	7%	$1,056.8	$1,022.0	3%

Net income	$324.6	$367.2	(12)%	$804.0	$776.4	4%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (3)	(2.2)	(0.7)		(6.0)	(8.3)
Revaluation of net deferred tax liabilities (4)	—	(78.7)		1.7	(78.7)
Termination of license agreements (2)	—	24.7		—	24.7
Total non-GAAP adjustments	(2.2)	(54.7)		(4.3)	(62.3)
Adjusted net income	$322.4	$312.5	3%	$799.7	$714.1	12%

Diluted earnings per share	$0.90	$1.01	(11)%	$2.22	$2.15	3%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (3)	(0.01)	—		(0.02)	(0.02)
Revaluation of net deferred tax liabilities (4)	—	(0.22)		—	(0.22)
Termination of license agreements (2)	—	0.07		—	0.07
Total non-GAAP adjustments	(0.01)	(0.15)		(0.02)	(0.17)
Adjusted diluted earnings per share	$0.89	$0.86	3%	$2.21	$1.97	12%

(1)	Amounts have been adjusted to reflect the adoption of ASC Topic 606.
(2)

Additional expense and corresponding tax benefit recognized during the three months ended February 28, 2018 as a result of the termination of certain license agreements.  This event is not expected to recur.

(3)

Net tax windfall or shortfall benefits related to employee stock-based compensation payments recognized in income taxes.  This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(4)

For the nine months, this includes a one-time tax charge that was recognized during the three months ended August 31, 2018 as a result of updated guidance on Internal Revenue Code Section 162(m).  For the three and nine months ended February 28, 2018, non-recurring net tax benefits were recognized as a result of the Tax Act related to the revaluation of net deferred tax liabilities.  These events are not expected to recur.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 28, 2019 remained strong with cash, restricted cash, and total corporate investments of $886.4 million.  Short-term borrowings totaled $53.6 million as of February 28, 2019.  We believe that our investments in an unrealized loss position as of February 28, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We anticipate that cash, restricted cash, and total corporate investments as of February 28, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

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

JPM $1 Billion Credit Facility:  As of February 28, 2019, we had $400.0 million outstanding under this credit facility.  Details of borrowings under this credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	71	2	81	21
Maximum amount borrowed	$400.0	$200.0	$483.0	$700.0
Weighted-average amount borrowed	$400.0	$125.0	$385.9	$311.9
Weighted-average interest rate	3.48%	4.25%	3.66%	4.24%

We typically borrow on an overnight basis.  In addition to overnight borrowings, during the third quarter and nine months, we borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.  During the nine months ended February 28, 2018, we borrowed $100.0 million for a three-day period at a weighted-average interest rate of 4.25%.

JPM $500 Million Credit Facility:    As of February 28, 2019, we had $400.0 million outstanding under this credit facility.        Details of borrowings under this credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	71	19	78	39
Maximum amount borrowed	$400.0	$75.0	$400.0	$400.0
Weighted-average amount borrowed	$400.0	$75.0	$374.1	$147.2
Weighted-average interest rate	3.48%	2.19%	3.57%	2.69%

We typically borrow on an overnight basis.   In addition to overnight borrowings, during the third quarter and nine months, the Company borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.  During the three months ended February 28, 2018, the Company borrowed $75.0 million for 19 days at a weighted-average LIBOR-based interest rate of 2.19%.  During the nine months ended February 28, 2018, the Company borrowed $300.0 million for seven days and $75.0 million for 30 days at weighted average LIBOR-based interest rates of 2.13% and 2.19%, respectively.

PNC $150 Million Credit Facility:  As of February 28, 2019, we had $53.6 million outstanding under this credit facility which remains outstanding as of the date of this report.  Details of borrowings under this credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
$ in millions	2019	2018	2019	2018
Number of days borrowed	90	90	269	269
Maximum amount borrowed	$58.9	$59.9	$58.9	$59.9
Weighted-average amount borrowed	$57.7	$59.1	$57.0	$57.6
Weighted-average interest rate	2.94%	2.01%	2.72%	1.83%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We were in compliance with all of these covenants as of February 28, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Private Placement of Debt: On March 13, 2019, we refinanced $800.0 million in total borrowings under our JPM credit facilities related to the acquisition of Oasis through the issuance of the following long-term private placement debt:

•	$400.0 million in Series A Senior Notes, interest rate of 4.07%, paid semi-annually and maturing on March 13, 2026.

•	$400.0 million in Series B Senior Notes, interest rate of 4.25%, paid semi-annually and maturing on March 13, 2029.

As a result of this refinancing, we have classified the outstanding balances due under the JPM credit facilities, typically classified as short-term debt, as long-term debt on our Consolidated Balance Sheets as of February 28, 2019.

Letters of credit: As of February 28, 2019, we had irrevocable standby letters of credit outstanding totaling $72.7 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 2019 and November 2020.  No amounts were outstanding on these letters of credit during the third quarter or the nine months, or as of February 28, 2019.

Other commitments:    We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $5.7 million of capital assets as of February 28, 2019.

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

We currently self-insure the deductible portion of various insured exposures under certain employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2019. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

We have substantially completed our plan for a new multi-building Paychex campus, including the renovation of over 300,000 square feet based in Rochester, NY.  We completed the purchase of five buildings for a combined cost of approximately $34.7 million and placed approximately $16.0 million in escrow for the building renovations.  There was no remaining balance in escrow as of February 28, 2019, and building renovations are expected to be completed later this calendar year.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and a venture capital fund focused on the financial technology sector.  These are not considered part of our ongoing operations. These investments accounted for under the equity method of accounting represented less than one percent of our total assets as of February 28, 2019.

Operating Cash Flow Activities

	For the nine months ended
	February 28,
		2018
In millions	2019	As Adjusted(1)
Net income	$804.0	$776.4
Non-cash adjustments to net income	345.8	270.5
Cash used in operating assets and liabilities	(127.0)	(58.0)
Net cash provided by operating activities	$1,022.8	$988.9

(1) Amounts have been adjusted to reflect the adoption of ASC Topic 606.

The increase in our operating cash flows for the nine months, compared to the same period last year, was primarily the result of higher net income and non-cash adjustments, offset by fluctuations in operating assets and liabilities. The increase in non-cash adjustments was primarily due to a higher provision for deferred income taxes and higher depreciation and amortization expense. The fluctuations in our operating assets and liabilities were primarily due to the timing of collections and related tax payments for our combined PEO business. In addition, the increase in our cash used in operating assets and liabilities was impacted by a decrease in accrued liabilities balances in connection with the termination of certain licensing agreements during the three months ended February 28, 2018.

Investing Cash Flow Activities

	For the nine months ended
	February 28,
		2018
In millions	2019	As Adjusted(1)
Net change in funds held for clients and corporate investment activities	$537.0	$740.7
Purchases of property and equipment	(88.0)	(122.0)
Acquisition of businesses, net of cash acquired	(984.1)	(178.5)
Purchases of other assets	(3.5)	(6.7)
Net cash (used in)/provided by investing activities	$(538.6)	$433.5

(1) Amounts have been adjusted to reflect the adoption of Accounting Standards Update No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

Funds held for clients and corporate investments: Funds held for clients and corporate investments consist of available-for-sale securities. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q.

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

The nine months reflected lower net cash inflows resulting from the net change in funds held for clients and corporate investment activities as compared to the respective prior year period.  These fluctuations were attributable to timing of collections and remittances within the client funds portfolio, and related investment or liquidation of funds held for client fund obligations, as discussed further in the “Financing Cash Flow Activities” section which follows.

Purchases of long-lived assets: To support our continued client and ancillary product growth, we made purchases of data processing equipment and software, and we upgraded various operating facilities.  The decrease in the net cash outflow for the purchases of property and equipment, compared to the same period last year, was due to the purchase of five buildings for a new Paychex campus based in Rochester, N.Y. during the respective prior year period.

The net cash outflow for the acquisitions of businesses, net of cash acquired during the nine months ended February 28, 2019 and February 28, 2018 reflect our acquisitions of Oasis in December 2018, Lessor in February 2018 and HROI in August 2017.  The HROI acquisition consideration was a combination of cash and stock and the amount reflected as cash outflow during the nine months ended February 28, 2018 was the cash portion of the purchase offset by cash balances acquired.

Purchases of other assets relates primarily to client list acquisition activity and changes in equity investments.

Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions, except per share amounts	2019	2018
Net change in client fund obligations	$680.5	$(300.7)
Net proceeds from short-term borrowings	53.6	57.7
Proceeds from borrowings to fund acquisition	800.0	—
Dividends paid	(603.9)	(538.7)
Repurchases of common shares	(32.8)	(94.1)
Activity related to equity-based plans	23.4	1.8
Net cash provided by/(used in) financing activities	$920.8	$(874.0)
Cash dividends per common share	$1.68	$1.50

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

The nine months reflected a net cash inflow resulting from the net change in client fund obligations, whereas there was a net cash outflow for the same period last year.   Client fund obligation balances are significantly impacted by the timing of the period end and overall trends in client fund balances.  February 28, 2019 fell on a Thursday, which is a significant collection day for direct pay funds.  February 28, 2018 was a Wednesday, which is a large remittance day for semi-weekly tax payments and there were significantly less funds on hand at that date.

Net proceeds from short-term borrowings and proceeds from borrowings to fund acquisition:  During the nine months, we borrowed funds under our credit facilities. Certain borrowings remained outstanding under the PNC credit facility as of February 28, 2019 and February 28, 2018. In addition, $800.0 million in borrowings remained outstanding under our JPM credit facilities as of February 28, 2019.  Borrowings are typically to finance working capital needs and general corporate purposes.  Borrowings under our JPM credit facilities at February 28, 2019 were to temporarily fund our acquisition of Oasis and were subsequently refinanced in March 2019.

Dividends paid: The increase in dividend payments for the nine months compared to the corresponding period last year is primarily due to a 12% increase in our dividend rate beginning in April 2018, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock: In July 2016, our Board approved a program to repurchase up to $350.0 million of our common stock, with authorization expiring in May 2019.  The purpose of the program is to manage common stock dilution.  During the nine months, we repurchased 0.5 million shares for $32.8 million. During the respective prior year period, we repurchased 1.6 million shares for $94.1 million.  All shares of common stock repurchased were retired.  As of February 28, 2019, approximately $67.7 million remains available under the approved common stock repurchase program.

Activity related to equity-based plans: The increase in cash flows from activity related to equity-based plans for the nine months compared to the respective prior year period is largely a result of higher proceeds from stock option exercises at higher market prices, as 0.7 million options were exercised during the nine months compared to 0.5 million options exercised in the respective prior year period.

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

During the nine months, our primary short-term investment vehicles were VRDNs, commercial paper, and bank demand deposit accounts. We have no exposure to high-risk or illiquid investments.  We have insignificant exposure to European investments.  We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.9% compared with 1.5% for the respective prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings increase from our short-term investments, and over time earnings increase from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 28, 2019 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 28, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2019
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$154.6	$154.5
Due after one year through three years	810.0	808.7
Due after three years through five years	989.8	984.9
Due after five years	612.7	609.2
Total	$2,567.1	$2,557.3

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2019, funds rate was in the range of 2.25% to 2.50%.  The Federal Reserve has raised this rate by 25 basis points nine times from December 2015 through February 28, 2019.

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

Our total investment portfolio (funds held for clients and corporate investments) is expected to average approximately $4.9 billion for fiscal 2019. Our anticipated allocation is approximately 45% invested in short-term and VRDNs with an average duration of less than 30 days and 55% invested in available-for-sale securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized losses of $9.8 million as of February 28, 2019 and $38.3 million as of May 31, 2018.  During the nine months, the net unrealized loss on our investment portfolios ranged from $8.0 million to $60.7 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolios was approximately $4.5 million as of March 25, 2019.

As of February 28, 2019 and May 31, 2018, we had $2.6 billion and $3.1 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.1% as of February 28, 2019 and 1.9% as of May 31, 2018. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities held as of February 28, 2019 would be approximately $20.0 million.  Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 28, 2019 were not other-than-temporarily impaired. While $1.5 billion of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $17.8 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of February 28, 2019 and May 31, 2018 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of February 28, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting:  In connection with the Company’s adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” the Company has updated its control framework effective June 1, 2018 for certain new internal controls and changes to certain existing controls, including reconciliation controls, management review controls, and contract review controls.  Other than these changes, there have been no material changes in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In July 2016, the Company’s Board of Directors approved a program to repurchase up to $350.0 million of the Company's common stock, authorized through May 31, 2019.  The purpose of the program is to manage common stock dilution and shares repurchased are retired. There were no repurchases of common stock under this program during the three months ended February 28, 2019. As of February 28, 2019, the dollar value of common shares that may yet be purchased under the program is approximately $67.7 million.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit number	Description
4.1

Form of 4.07% Senior Notes, Series A, of Paychex of New York LLC, due March 13, 2026, incorporated herein by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on January 11,2019.

4.2

Form of 4.25% Senior Notes, Series B, of Paychex of New York LLC, due March 13, 2029, incorporated herein by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on January 11,2019.

10.1

Note Purchase and Guarantee Agreement, dated as of January 9, 2019, by and among the Company, the Parent, and the respective purchasers thereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 11,2019.

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

PAYCHEX, INC.

Date:	March 29, 2019	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2019	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)