Form 10-Q
period 2019-08-31
PAYCHEX INC
filed 2019-10-04
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________to __________

Commission file number 0-11330

_________________________________________

PAYCHEX, INC.

911 Panorama Trail South

Rochester, NY 14625-2396

(585) 385-6666

A Delaware Corporation

IRS Employer Identification Number: 16-1124166

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange of which registered
Common Stock, $0.01 par value	PAYX	NASDAQ

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

As of September 30, 2019, 357,944,189 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2019	2018
Revenue:
Management Solutions	$724.5	$687.7
PEO and Insurance Services	247.0	158.0
Total service revenue	971.5	845.7
Interest on funds held for clients	20.5	17.1
Total revenue	992.0	862.8
Expenses:
Operating expenses	325.4	265.5
Selling, general and administrative expenses	317.5	277.0
Total expenses	642.9	542.5
Operating income	349.1	320.3
Other (expense)/income, net	(4.8)	2.3
Income before income taxes	344.3	322.6
Income taxes	80.1	79.0
Net income	$264.2	$243.6

Other comprehensive income, net of tax	26.4	0.4
Comprehensive income	$290.6	$244.0

Basic earnings per share	$0.74	$0.68
Diluted earnings per share	$0.73	$0.67
Weighted-average common shares outstanding	358.6	359.1
Weighted-average common shares outstanding, assuming dilution	361.5	361.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2019	2019
Assets
Cash and cash equivalents	$586.4	$673.6
Restricted cash	55.8	50.6
Corporate investments	40.9	39.0
Interest receivable	27.1	27.4
Accounts receivable, net of allowance for doubtful accounts	425.1	420.5
PEO unbilled receivables, net of advance collections	409.2	406.3
Prepaid income taxes	—	22.6
Prepaid expenses and other current assets	242.3	233.9
Current assets before funds held for clients	1,786.8	1,873.9
Funds held for clients	3,769.1	3,803.8
Total current assets	5,555.9	5,677.7
Long-term restricted cash	1.9	6.5
Long-term corporate investments	10.3	10.2
Property and equipment, net of accumulated depreciation	403.4	408.7
Operating lease right-of-use assets, net of accumulated amortization	112.8	—
Intangible assets, net of accumulated amortization	379.5	399.1
Goodwill	1,783.1	1,782.6
Long-term deferred costs	362.7	366.3
Other long-term assets	28.6	24.9
Total assets	$8,638.2	$8,676.0
Liabilities
Accounts payable	$61.7	$75.9
Accrued corporate compensation and related items	84.5	146.4
Accrued worksite employee compensation and related items	544.1	578.6
Accrued income taxes	49.0	—
Short-term borrowings	56.5	—
Deferred revenue	41.3	40.3
Other current liabilities	270.5	219.5
Current liabilities before client fund obligations	1,107.6	1,060.7
Client fund obligations	3,715.9	3,784.3
Total current liabilities	4,823.5	4,845.0
Accrued income taxes	29.7	27.3
Deferred income taxes	227.6	223.1
Long-term borrowings, net of debt issuance costs	796.5	796.4
Operating lease liabilities	93.8	13.0
Other long-term liabilities	147.8	151.7
Total liabilities	6,118.9	6,056.5
Commitments and contingencies — Note N
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 357.9 shares as of August 31, 2019 and 359.3 shares as of May 31, 2019	3.6	3.6
Additional paid-in capital	1,224.0	1,206.3
Retained earnings	1,265.2	1,409.5
Accumulated other comprehensive income	26.5	0.1
Total stockholders’ equity	2,519.3	2,619.5
Total liabilities and stockholders’ equity	$8,638.2	$8,676.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	264.2	—	264.2
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	25.4	25.4
Cash dividends declared ($0.62 per share)	—	—	—	(222.0)	—	(222.0)
Repurchases of common shares	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	10.5	—	—	10.5
Foreign currency translation adjustment	—	—	—	—	1.0	1.0
Activity related to equity-based plans	0.6	—	10.9	(18.3)	—	(7.4)
Balance as of August 31, 2019	357.9	$3.6	$1,224.0	$1,265.2	$26.5	$2,519.3

	For the three months ended August 31, 2018
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$1,262.6	$(36.2)	$2,356.8
Net income	—	—	—	243.6	—	243.6
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	2.1	2.1
Cash dividends declared ($0.56 per share)	—	—	—	(201.4)	—	(201.4)
Repurchases of common shares	(0.5)	—	(0.8)	(32.0)	—	(32.8)
Stock-based compensation costs	—	—	10.9	—	—	10.9
Foreign currency translation adjustment	—	—	—	—	(1.7)	(1.7)
Activity related to equity-based plans	0.5	—	14.2	(4.7)	—	9.5
Balance as of August 31, 2018	359.0	$3.6	$1,151.1	$1,268.1	$(35.8)	$2,387.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2019	2018 (1)
Operating activities
Net income	$264.2	$243.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	52.9	35.9
Amortization of premiums and discounts on available-for-sale securities, net	10.0	14.4
Amortization of deferred contract costs	46.0	44.6
Stock-based compensation costs	10.5	10.9
(Benefit)/provision for deferred income taxes	(3.7)	2.6
Provision for allowance for doubtful accounts	2.3	0.3
Net realized (gains)/losses on sales of available-for-sale securities	(0.9)	0.1
Changes in operating assets and liabilities:
Interest receivable	0.3	3.1
Accounts receivable and PEO unbilled receivables, net	(9.8)	(43.0)
Prepaid expenses and other current assets	13.8	15.2
Accounts payable and other current liabilities	(39.6)	(15.2)
Deferred costs	(41.9)	(38.4)
Net change in other long-term assets and liabilities	(8.4)	(0.4)
Net change in operating lease right-of-use assets and liabilities	(0.9)	—
Net cash provided by operating activities	294.8	273.7
Investing activities
Purchases of available-for-sale securities	(8,289.3)	(11,115.8)
Proceeds from sales and maturities of available-for-sale securities	8,862.1	11,297.0
Purchases of property and equipment	(26.4)	(24.4)
Purchases of other assets	(1.7)	(0.8)
Net cash provided by investing activities	544.7	156.0
Financing activities
Net change in client fund obligations	(68.4)	(942.5)
Net proceeds from short-term borrowings	56.5	56.7
Dividends paid	(222.0)	(201.4)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	(7.4)	9.7
Net cash used in financing activities	(413.2)	(1,110.3)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	426.3	(680.6)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	935.2	2,300.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,361.5	$1,619.9

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets:
Cash and cash equivalents	$586.4	$440.1
Restricted cash	57.7	—
Restricted cash and restricted cash equivalents included in funds held for clients	717.4	1,179.8
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,361.5	$1,619.9

(1)Amounts have been adjusted to reflect adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2019

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for human resource (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in Europe.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Europe, which represented approximately one percent of the Company’s total revenue for both the three months ended August 31, 2019 and August 31, 2018. Long-lived assets in Europe were approximately 5% of total long-lived assets of the Company as of both August 31, 2019 and May 31, 2019.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2019 (“fiscal 2019”). Operating results and cash flows for the three months ended August 31, 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2020 (“fiscal 2020”).

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.

Revision of previously reported financial information: During the three months ended February 28, 2019, the Company determined that it should have presented cash equivalents and money market securities included in funds held for clients within cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on its Consolidated Statements of Cash Flows in accordance with ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This immaterial correction resulted in a decrease of $762.5 million in net cash provided by investing activities and increases in cash, cash equivalents, restricted cash, and restricted cash equivalents balances as of May 31, 2018 and August 31, 2018 of $1.9 billion and $1.2 billion, respectively. The Consolidated Statement of Cash Flows for the three months ended August 31, 2018 has been revised to reflect the classification of cash equivalents and money market securities included in funds held for clients as restricted cash and restricted cash equivalents.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use for the payment of workers’ compensation claims.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $10.6 million and $7.5 million as of August 31, 2019 and May 31, 2019, respectively. These balances include: trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $77.2 million and $94.5 million as of August 31, 2019 and May 31, 2019, respectively. Purchased receivables were $358.5 million and $333.5 million as of August 31, 2019 and May 31, 2019, respectively. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work. When clients’ pay periods cross reporting periods, the Company accrues the portion of the unpaid worksite employee payroll where it assumes, under state regulations, the obligation for the payment of wages and the corresponding payroll tax liabilities associated with the work performed prior to period-end. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of both August 31, 2019 and May 31, 2019, advance collections included in PEO unbilled receivables, net of advance collections were $4.2 million.

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

The Company’s maximum individual claims liability, excluding Oasis Outsourcing Group Holdings, L.P. (“Oasis”) and HR Outsourcing Holdings, Inc. (“HROi”), was $1.0 million under both its fiscal 2020 and fiscal 2019 workers’ compensation insurance policies, respectively. Oasis’ and HROi’s maximum individual claims liability was $1.0 million under a joint worker’s compensation insurance policy for the annual fiscal period ending May 31, 2020. Oasis’ maximum individual claims liability was $1.0 million under its workers’ compensation insurance policy for the annual fiscal period ended May 31, 2019. HROi’s maximum individual claims liability was $0.8 million and $0.5 million under its workers’ compensation insurance policies for the annual periods ending September 30, 2019 and ended September 30, 2018, respectively. The Company terminated HROi’s policy for the annual period ending September 30, 2019 on May 31, 2019 and replaced it with the joint insurance policy previously discussed.

Under the minimum medical premium insurance arrangement, the Company's health benefits insurance reserves are established to provide for the payment of claims in accordance with its service contract with the carrier. The Company's maximum individual claims liability, excluding Oasis and HROi, was $0.3 million under both its calendar 2019 and 2018 minimum premium insurance plan policies. HROi’s maximum individual claims liability was $0.3 million under its minimum premium insurance plan policies for the annual periods ending June 30, 2020 and ended June 30, 2019. Oasis has no minimum premium insurance plan policies in effect. In addition, the Company also provides self-insured dental and vision plans to certain of its PEO clients.

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

Leases: On June 1, 2019, the Company adopted the requirements of ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). As a result of this adoption, the following accounting policies were implemented or changed.

At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all of the Company’s leases have been classified as operating leases. Upon modification of the contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; and

•periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

Leases may also include options to terminate the arrangement or options to purchase the underlying lease property. We do not separate lease and non-lease components of contracts as noted below in our discussion of practical expedient elections. Lease components provide the Company with the right to use an identified asset, which consist of the Company’s real estate properties and office equipment. Non-lease components consist primarily of maintenance services.

As an implicit discount rate is not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as other current liabilities and operating lease liabilities, respectively, in the Company’s Consolidated Balance Sheets.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease prepayments made prior to or at lease commencement, initial direct costs incurred by the Company to implement the lease and lease incentives. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during the three months ended August 31, 2019.

Fixed lease expense payments are recognized on a straight-line basis over the lease term. Variable lease payments vary because of changes in facts or circumstances occurring after the commencement date, other than the passage of time, and are often due to changes in an external market rate or the value of an index (e.g. Consumer Price Index). Variable lease payments are expensed as incurred in the Company’s Consolidated Statements of Income and Comprehensive Income.

As part of the adoption of ASU No. 2016-02, the Company elected the following practical expedients: 1) lease vs. non-lease components relating to the real estate asset class, 2) the short-term lease exemption, and 3) the package of practical expedients, which permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. In addition, the Company elected not to adopt the practical expedient related to hindsight.

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, performance-based restricted stock units, and performance-based stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $10.5 million for the three months ended August 31, 2019, as compared with $10.9 million for the three months ended August 31, 2018. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2019 Form 10-K.

Recently adopted accounting pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02. This guidance, as amended by subsequent ASUs on the topic, improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. The Company adopted the requirements of ASU No. 2016-02 on June 1, 2019, utilizing the alternative transition method provided by the FASB in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” and did not restate comparative periods as permitted under the standard.

The adoption of ASU No. 2016-02 increased ROU lease-related assets and liabilities by $116.4 million and resulted in ROU asset and lease liability balances of $116.4 million and $135.3 million, respectively, on the Company’s Consolidated Balance Sheets as of June 1, 2019. The difference between the ROU assets and lease liabilities relates to $18.9 million of unamortized landlord allowances and lease incentives. The Company has updated its control framework for new internal controls and made changes to existing internal controls related to the new standard. The adoption of this standard did not have an impact on the financial covenants set forth in the Company’s credit facilities and long-term borrowing agreement. Refer to Note H for additional information on the new standard.

In June 2019, the Company also adopted the following ASUs, none of which had a material impact on its consolidated financial statements:

•ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”

•ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”

•ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”

Recently issued accounting pronouncements: In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”   ASU No. 2019-04 was issued as part of the FASB’s ongoing project to improve upon its Accounting Standards Codification (“ASC”), and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement.  This guidance contains several effective dates, but is applicable to the Company’s fiscal year beginning June 1, 2020.  The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13, as amended by subsequent ASUs of the topic, requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  ASU No. 2016-13 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. This guidance is applicable to the Company's fiscal year beginning June 1, 2020. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) during the three months ended August 31, 2019 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the promised services are transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Services revenue is recognized when commissions are earned on premiums billed and collected. The Company’s contracts generally have a term of 30 days as they are cancellable at any time by either party with 30 days’ notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

The following table, consistent with the Consolidated Statements of Income and Comprehensive Income, disaggregates service revenue by Management Solutions and PEO and Insurance Services:

	For the three months ended
	August 31,
In millions	2019	2018
Management Solutions	$724.5	$687.7
PEO and Insurance Services	247.0	158.0
Total service revenue	$971.5	$845.7

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

PEO and Insurance Services Revenue

PEO services are sold through the Company’s registered and licensed subsidiaries, Paychex Business Solutions, LLC, Oasis, and HROi, and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. Pass-through costs for payroll wages and payroll taxes were $5.1 billion and $2.2 billion for the three months ended August 31, 2019 and August 31, 2018, respectively, which includes costs related to state unemployment insurance of $14.7 million and $8.8 million, respectively. For guaranteed cost benefit plans where the Company does not retain risk, revenues are recorded net of the premiums paid to the insurance carrier. For the three months ended August 31, 2019 and August 31, 2018, the pass-through costs related to our guaranteed cost benefit plans were $165.8 million and $74.7 million, respectively. For workers’ compensation and certain benefit plans where the Company retains risk, revenues and costs are recorded on a gross basis.

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

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes these as future services are provided, over approximately three years to four years.

Changes in deferred revenue related to material right performance obligations were as follows:

	For the three months ended
	August 31,
In millions	2019	2018
Balance, beginning of period	$45.7	$46.4
Deferral of revenue	5.5	6.1
Recognition of unearned revenue	(6.7)	(6.8)
Balance, end of period	$44.5	$45.7

Deferred revenue related to material right performance obligations is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. The Company expects to recognize $17.5 million of deferred revenue related to material right performance obligations in the remainder of fiscal 2020, $16.3 million of such deferred revenue during its fiscal year ending May 31, 2021, and $10.7 million of such deferred revenue thereafter.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight year life to closely align with the pattern of client attrition over the estimated life of the client relationship. Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in operating and selling, general, and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2019 and August 31, 2018.

Changes in deferred costs to obtain and fulfill contracts were as follows:

	For the three months ended August 31, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$464.3	$35.9	$(40.2)	$460.0
Costs to fulfill a contact	$66.1	$6.0	$(5.8)	$66.3

	For the three months ended August 31, 2018
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$455.0	$32.4	$(38.9)	$448.5
Costs to fulfill a contact	$65.4	$6.0	$(5.7)	$65.7

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2019	2018
Basic earnings per share:
Net income	$264.2	$243.6
Weighted-average common shares outstanding	358.6	359.1
Basic earnings per share	$0.74	$0.68
Diluted earnings per share:
Net income	$264.2	$243.6
Weighted-average common shares outstanding	358.6	359.1
Dilutive effect of common share equivalents	2.9	2.4
Weighted-average common shares outstanding, assuming dilution	361.5	361.5
Diluted earnings per share	$0.73	$0.67
Weighted-average anti-dilutive common share equivalents	0.3	0.3

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended August 31, 2019 and August 31, 2018, 0.6 million and 0.5 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

In May 2019, the Company announced that its Board of Directors approved a program to repurchase up to $400.0 million of the Company’s common stock, with authorization expiring on May 31, 2022. During the three months ended August 31, 2019, the Company repurchased 2.0 million shares for $171.9 million. During the three months ended August 31, 2018, the Company repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired.

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

Note E: Other (Expense)/Income, Net

Other (expense)/income, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2019	2018
Interest income on corporate funds	$4.5	$3.2
Interest expense	(10.3)	(0.9)
Other	1.0	—
Other (expense)/income, net	$(4.8)	$2.3

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	August 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$717.4	$—	$—	$717.4
Available-for-sale securities:
Asset-backed securities	26.4	0.2	—	26.6
Corporate bonds	683.8	14.8	(0.1)	698.5
General obligation municipal bonds	775.0	14.1	—	789.1
Pre-refunded municipal bonds(1)	23.3	0.3	—	23.6
Revenue municipal bonds	512.1	9.2	—	521.3
U.S. government agency and treasury securities	963.8	15.3	(0.4)	978.7
Variable rate demand notes	35.0	—	—	35.0
Total available-for-sale securities	3,019.4	53.9	(0.5)	3,072.8
Other	27.7	2.6	(0.2)	30.1
Total funds held for clients and corporate investments	$3,764.5	$56.5	$(0.7)	$3,820.3

	May 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$204.5	$—	$—	$204.5
Available-for-sale securities:
Asset-backed securities	5.3	—	—	5.3
Corporate bonds	442.1	5.3	(0.9)	446.5
General obligation municipal bonds	840.6	7.5	(0.3)	847.8
Pre-refunded municipal bonds(1)	25.6	0.2	—	25.8
Revenue municipal bonds	545.4	4.7	(0.2)	549.9
U.S. government agency and treasury securities	612.5	4.7	(1.3)	615.9
Variable rate demand notes	1,129.6	—	—	1,129.6
Total available-for-sale securities	3,601.1	22.4	(2.7)	3,620.8
Other	26.3	1.7	(0.3)	27.7
Total funds held for clients and corporate investments	$3,831.9	$24.1	$(3.0)	$3,853.0

(1) Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of August 31, 2019 and May 31, 2019 were bank demand deposit accounts, commercial paper, and money market funds. In addition, as of August 31, 2019, certain U.S. government agency securities with maturities of 90 days or less at acquisition and time deposit accounts were included in money market securities and other cash equivalents.

Classification of investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2019	2019
Funds held for clients	$3,769.1	$3,803.8
Corporate investments	40.9	39.0
Long-term corporate investments	10.3	10.2
Total funds held for clients and corporate investments	$3,820.3	$3,853.0

Funds held for clients’ money market securities and other cash equivalents is collected from clients before due dates for payroll tax administration services and employee payment services, and is invested until remitted to the applicable tax or regulatory agencies or client employees. Based upon the Company’s intent and its contractual obligation to the client, these funds are considered restricted until they are remitted to fund these client obligations.

The Company’s available-for-sale securities reflected net unrealized gains of $53.4 million and $19.7 million as of August 31, 2019 and May 31, 2019, respectively. Included in the net unrealized gain totals as of August 31, 2019 and May 31, 2019 were 74 and 269 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	August 31, 2019
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$2.2	$(0.1)	$31.7	$(0.1)	$33.9
General obligation municipal bonds	—	—	—	2.2	—	2.2
Revenue municipal bonds	—	1.8	—	—	—	1.8
U.S. government agency and treasury securities	—	53.5	(0.4)	82.8	(0.4)	136.3
Total	$—	$57.5	$(0.5)	$116.7	$(0.5)	$174.2

	May 31, 2019
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$1.5	$(0.9)	$133.8	$(0.9)	$135.3
General obligation municipal bonds	—	3.0	(0.3)	168.3	(0.3)	171.3
Pre-refunded municipal bonds	—	0.1	—	1.6	—	1.7
Revenue municipal bonds	—	0.1	(0.2)	79.2	(0.2)	79.3
U.S. government agency and treasury securities	—	4.7	(1.3)	175.6	(1.3)	180.3
Total	$—	$9.4	$(2.7)	$558.5	$(2.7)	$567.9

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of August 31, 2019 that had gross unrealized losses of $0.5 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of August 31, 2019 and May 31, 2019 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in other (expense)/income, net. Realized gains were $0.9 million and $0.1 million for the three months ended August 31, 2019 and August 31, 2018, respectively. There were no realized losses for the three months ended August 31, 2019 and August 31, 2018.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2019

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$254.5	$255.6
Due after one year through three years	832.9	843.9
Due after three years through five years	992.1	1,013.2
Due after five years	939.9	960.1
Total	$3,019.4	$3,072.8

Variable rate demand notes are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 years to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

Note G: Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The accounting standards related to fair value measurements include a hierarchy for information and valuations used in measuring fair value that is broken down into three levels based on reliability, as follows:

•Level 1 valuations are based on quoted prices in active markets for identical instruments that the Company can access at the measurement date.

•Level 2 valuations are based on inputs other than quoted prices included in Level 1 that are observable for the instrument, either directly or indirectly, for substantially the full term of the asset or liability including the following:

oquoted prices for similar, but not identical, instruments in active markets;

oquoted prices for identical or similar instruments in markets that are not active;

oinputs other than quoted prices that are observable for the instrument; or

oinputs that are derived principally from or corroborated by observable market data by correlation or other means.

•Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$258.9	$—	$258.9	$—
Time deposits	215.5	—	215.5	—
U.S. government agency securities	271.0	—	271.0	—
Money market securities	20.5	20.5	—	—
Total restricted and unrestricted cash equivalents	$765.9	$20.5	$745.4	$—
Available-for-sale securities:
Asset-backed securities	$26.6	$—	$26.6	$—
Corporate bonds	698.5	—	698.5	—
General obligation municipal bonds	789.1	—	789.1	—
Pre-refunded municipal bonds	23.6	—	23.6	—
Revenue municipal bonds	521.3	—	521.3	—
U.S. government agency and treasury securities	978.7	—	978.7	—
Variable rate demand notes	35.0	—	35.0	—
Total available-for-sale securities	$3,072.8	$—	$3,072.8	$—
Other	$30.1	$30.1	$—	$—
Liabilities:
Other long-term liabilities	$29.2	$29.2	$—	$—

	May 31, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$10.0	$—	$10.0	$—
Money market securities	29.2	29.2	—	—
Total restricted and unrestricted cash equivalents	$39.2	$29.2	$10.0	$—
Available-for-sale securities:
Asset-backed securities	$5.3	$—	$5.3	$—
Corporate bonds	446.5	—	446.5	—
General obligation municipal bonds	847.8	—	847.8	—
Pre-refunded municipal bonds	25.8	—	25.8	—
Revenue municipal bonds	549.9	—	549.9	—
U.S. government agency and treasury securities	615.9	—	615.9	—
Variable rate demand notes	1,129.6	—	1,129.6	—
Total available-for-sale securities	$3,620.8	$—	$3,620.8	$—
Other	$27.7	$27.7	$—	$—
Liabilities:
Other long-term liabilities	$27.0	$27.0	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper, U.S. government agency securities with a maturity of 90 days or less at acquisition, and time deposits, which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. Available-for-sale securities, including municipal bonds, asset-backed securities, variable rate demand notes, corporate bonds, and U.S. government agency and treasury securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s financial liabilities accounted for under historical cost but for which fair value measurements are periodically determined on a non-recurring basis were as follows:

	August 31, 2019		May 31, 2019
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Long-term borrowings
Senior Notes, Series A	$400.0	$432.7	$400.0	$418.4
Senior Notes, Series B	400.0	441.6	400.0	420.1
Total long-term borrowings	800.0	874.3	800.0	838.5
Less: Debt issuance costs, net of accumulated amortization	(3.5)	(3.5)	(3.6)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.5	$870.8	$796.4	$834.9

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

Note H: Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment, and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2019 to 2029. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per each renewal option. The exercise of lease options are generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

$ in millions	August 31, 2019
Operating lease right-of-use assets, net of accumulated amortization	$112.8
Operating lease liabilities, current(1)	37.0
Operating lease liabilities, non-current	93.8

Weighted average remaining lease term (in years)	4.39
Weighted average discount rate	2.87%

(1) The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

For the three months ended
In millions	August 31, 2019
Fixed payment operating lease expense	$10.1
Variable payment operating lease expense	—
Short-term lease expense	0.1

Fixed payment lease expense was $42.9 million for fiscal 2019.

Supplemental cash flow information related to the Company’s leases were as follows:

For the three months ended
In millions	August 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$10.6
Amortization of ROU assets	9.2
ROU assets obtained in exchange for new operating lease liabilities	5.6

Future lease payments are as follows:

	August 31,	May 31,
In millions	2019	2019(1)
2020	$30.5	$37.7
2021	35.4	29.9
2022	26.0	21.3
2023	18.4	13.8
2024	14.4	10.5
Thereafter	14.7	10.7
Total future lease payments	139.4	123.9
Less: imputed interest	8.6	—
Total operating lease liabilities	$130.8	$—
Current portion	$37.0	$—
Non-current portion	$93.8	$—

(1)Presented in accordance with legacy GAAP, ASC Topic 840, Leases.

As of August 31, 2019, the Company has entered into three lease agreements that have not yet commenced for terms of up to nine years. These leases will require lease payments over their terms of approximately $13.7 million.

Note I: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	August 31,	May 31,
In millions	2019	2019
Land and improvements	$10.8	$10.8
Buildings and improvements	162.6	162.9
Data processing equipment	223.2	221.6
Software (1)	646.2	626.6
Furniture, fixtures, and equipment	118.0	117.2
Leasehold improvements	104.7	105.4
Construction in progress (1)	29.6	30.3
Total property and equipment, gross	1,295.1	1,274.8
Less: Accumulated depreciation	891.7	866.1
Property and equipment, net of accumulated depreciation	$403.4	$408.7

(1) Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $31.8 million for the three months ended August 31, 2019, compared to $29.4 million for the three months ended August 31, 2018.

Note J: Goodwill and Intangible Assets, Net of Accumulated Amortization

The change in goodwill for the three months ended August 31, 2019 is as follows:

August 31,
In millions	2019
Balance, beginning of period	$1,782.6
Changes during the period:
Goodwill acquired	-
Acquisition accounting adjustments	-
Currency translation adjustment	0.5
Balance, end of period	$1,783.1

The Company has certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	August 31,	May 31,
In millions	2019	2019
Client lists	$609.0	$608.2
Other intangible assets	23.4	23.0
Total intangible assets, gross	632.4	631.2
Less: Accumulated amortization	252.9	232.1
Intangible assets, net of accumulated amortization	$379.5	$399.1

Amortization expense relating to intangible assets was $21.1 million for the three months ended August 31, 2019, compared to $6.5 million for the three months ended August 31, 2018.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2019 or August 31, 2018.

As of August 31, 2019, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2020 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2020	$71.7
2021	64.0
2022	57.6
2023	54.3
2024	51.9

Note K: Accumulated Other Comprehensive Income/(Loss)

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities and foreign currency translation adjustments are the primary components reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. The changes in accumulated other comprehensive income/(loss) are as follows:

	For the three months ended
	August 31,
In millions	2019	2018
Beginning balance	$0.1	$(36.2)
Other comprehensive income/(loss):
Unrealized gains on available-for-sale securities, net of tax	26.1	2.2
Reclassification adjustment for the gain on sale of available-for-sale securities realized in net income, net of tax	(0.7)	(0.1)
Foreign currency translation adjustment	1.0	(1.7)
Total other comprehensive income, net of tax	26.4	0.4
Ending balance	$26.5	$(35.8)

Total tax expense included in other comprehensive income	$8.3	$0.5

Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized gains, net of tax, on the sale of available-for-sale securities are reflected in interest on funds held for clients and other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income.

Note L: Short-term Financing

The Company maintains credit facilities and letters of credit as part of its normal and recurring business operations.

Credit Facilities: The Company maintains three committed, unsecured credit facilities, as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A. ("JPM") (2)	Paychex of New York, LLC ("PoNY")	July 31, 2019	July 31, 2024	$1 Billion	To meet short-term funding requirements.
JPM (2)	PoNY	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association ("PNC")	Paychex Advance, LLC	March 17, 2016	March 17, 2020	$150 Million	To finance working capital needs and general corporate purposes.
JPM (2)	PoNY	August 5, 2015	July 31, 2019	$1 Billion	To meet short-term funding requirements.

(1)Borrower is a wholly owned subsidiary of the Company.

(2)JPM acts as the administrative agent for this syndicated credit facility.

On July 31, 2019, the Company and its PoNY subsidiary entered into a credit agreement with a group of lenders which established a new $1.0 billion five year unsecured revolving credit facility. This revolving credit facility replaced the Company’s $1.0 billion five year unsecured revolving credit facility that was entered into on August 5, 2015 and which was terminated on July 31, 2019. Under this credit facility, the Company may borrow at the alternate base rate provided by JPM or at an adjusted LIBOR-based interest rate provided by JPM.

For all credit facilities, obligations under any facility are guaranteed by the Company and certain of its subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of August 31, 2019 or May 31, 2019. Details of borrowings under this credit facility and the predecessor credit facility during the three months ended August 31, 2019 and August 31, 2018 are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	6	6
Maximum amount borrowed	$469.0	$394.5
Weighted-average amount borrowed	$288.3	$216.3
Weighted-average interest rate	5.33%	4.99%

The Company typically borrows on an overnight basis and only borrowed on an overnight basis during the three months ended August 31, 2019 and August 31, 2018. Subsequent to August 31, 2019, the Company borrowed four times, on an overnight basis, $444.5 million on a weighted-average basis under this line.

JPM $500 Million Credit Facility: There were no borrowings outstanding under this credit facility as of August 31, 2019 or May 31, 2019. Details of borrowings under this credit facility during the three months ended August 31, 2019 and August 31, 2018 are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	10	4
Maximum amount borrowed	$450.0	$223.0
Weighted-average amount borrowed	$395.6	$133.4
Weighted-average interest rate	3.27%	4.99%

The Company typically borrows on an overnight basis. In addition to overnight borrowings, during the three months ended August 31, 2019, the Company borrowed $450.0 million for 8 days at a weighted-average LIBOR-based interest rate of 3.00%. During the three months ended August 31, 2018, the Company only borrowed on an overnight basis. Subsequent to August 31, 2019, the Company borrowed one time, for a 10 day period, $400.0 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility: As of August 31, 2019, the Company had $56.5 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2019. Details of borrowings under this credit facility during the three months ended August 31, 2019 and August 31, 2018 are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	88	88
Maximum amount borrowed	$56.6	$56.8
Weighted-average amount borrowed	$54.8	$56.0
Weighted-average interest rate	3.07%	2.53%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $147.4 million and $148.9 million as of August 31, 2019 and May 31, 2019, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 30, 2019 and August 24, 2020. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2019 and August 31, 2018, or as of May 31, 2019.

Note M: Long-term Financing

On March 13, 2019, the Company and its PoNY subsidiary completed the private placement of Senior Notes, Series A in an aggregate principal amount of $400.0 million due on March 13, 2026, and Senior Notes, Series B in an aggregate principal amount of $400.0 million due on March 13, 2029 (collectively the “Notes”), pursuant to its Note Purchase and Guarantee Agreement (the “Agreement”) among the Company, PoNY, and the respective purchasers. Proceeds from the Notes were used to pay off $800.0 million in short-term borrowings under the Company’s JPM credit facilities used to temporarily finance the acquisition of Oasis.

Long-term debt, at amortized cost, consisted of the following:

	August 31,	May 31,
In millions	2019	2019
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.5)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.5	$796.4

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.15%	4.32%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

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

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2019.

Note N: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $8.2 million and $5.6 million of capital assets as of August 31, 2019 and May 31, 2019, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee benefit plans. The estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Company’s Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2019. The Company also maintains corporate insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Contingencies: The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, employment-related claims, tax claims, patent, statutory, and other matters.

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

Note O: Income Taxes

The Company’s effective income tax rate was 23.3% and 24.5% for the three months ended August 31, 2019 and August 31, 2018, respectively. The effective income tax rate in the prior year included discrete tax expense related to the revaluation of deferred tax balances for legislative updates. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2019 (the “first quarter”) and August 31, 2018, and our financial condition as of August 31, 2019. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2019 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2019 (“fiscal 2019”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “overview,” “current outlook,” “guidance,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,” “could be,” “targeting,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial conditions may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•changes in governmental regulations and policies;

•our ability to comply with U.S. and foreign laws and regulations;

•our ability to keep pace with changes in technology and to provide timely enhancements to our products and services;

•our compliance with data privacy laws and regulations;

•the possibility of cyberattacks, security vulnerabilities and Internet disruptions, including breaches of data security and privacy leaks, data loss and business interruptions;

•the possibility of failure of our operating facilities, computer systems, or communication systems during a catastrophic event;

•the failure of third-party service providers to perform their functions;

•the possibility that we may be subject to additional risks related to our co-employment relationship with our professional employer organization (“PEO”);

•changes in health insurance and workers’ compensation insurance rates and underlying claim trends;

•our clients’ failure to reimburse us for payments made by us on their behalf;

•the effect of changes in government regulations mandating the amount of tax withheld or the timing of remittances;

•volatility in the political and economic environment;

•risks related to acquisitions and the integration of the businesses we acquire, including integrating Oasis Outsourcing Group Holdings, L.P.’s (“Oasis”) business with ours;

•our failure to comply with covenants in our debt agreements;

•changes in the availability of qualified people, including management, technical, compliance and sales personnel;

•our failure to protect our intellectual property rights;

•the possible effects of negative publicity on our reputation and the value of our brand; and

•potential outcomes related to pending or future litigation matters.

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2019 or other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

We have made available our investor presentation regarding the financial results for the first quarter. Please visit Paychex's Investor Relations page on our website at http://www.paychex.com/investors to view the presentation. We intend to make future investor presentations available exclusively through our Investor Relations page.

Business

We are a leading provider of integrated human capital management (“HCM”) solutions for human resource (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses. Our business strategy focuses on personalized, technology-enabled service; industry-leading, integrated technology; providing a comprehensive suite of value-added HCM services; solid sales execution; continued service penetration; and engaging in strategic acquisitions. We believe that success in our mission to be a leading provider of HCM services by being an essential partner with America’s businesses will lead to strong, long-term financial performance. We do this through the Power of Simplicity. Our industry-leading technology combines with our personalized, technology-enabled services to make HR administration, payroll, and benefits simple for our clients.

We offer a comprehensive portfolio of HCM services and products that allow our clients to meet their diverse HR and payroll needs. Clients can select services on an á la carte basis or as part of various product bundles. Our offerings often leverage the information gathered in our base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum.

We support small-business companies through our core payroll, utilizing our proprietary, robust, software-as-a-service (“SaaS”) Paychex Flex® platform and our SurePayroll® SaaS-based products. Both products allow users to process payroll when they want, how they want, and on any device (desktop, tablet, and mobile phone). Clients with more complex payroll and employee benefit needs are serviced through our Paychex Flex Enterprise solution, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform. Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows mid-market clients to choose the services and software they need to meet the complexity of their business and all integrated through one HCM solution.

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

Regulatory compliance services

Includes new-hire reporting and garnishment processing, which enable employers to comply with legal requirements and reduce the risk of penalties. We also offer comprehensive solutions to help clients navigate the Affordable Care Act.

HR Solutions (ASO)

Offers businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. Paychex HR Essentials is an Administrative Services Organization product that provides support to our clients over the phone or online to help manage employee-related topics.

Retirement services administration

Offers a variety of retirement plan options to clients, as well as recordkeeping services, which include plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services.

HR administration services	Offers cloud-based HR administration software products for employee benefits management and administration, time and attendance solutions, recruiting, and onboarding.

Other HR services and products	Includes section 125 plans and state unemployment insurance services.

Business services

Offers various business services to companies. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of services to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation.

PEO and Insurance Services:

PEO services

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

Overview

Our financial results for the first quarter reflected continued growth across our major HCM product lines. Total revenue and total service revenue each increased 15% for the first quarter. Oasis contributed a little less than 10% to growth in total revenue. Management Solutions revenue and PEO and Insurance Services revenue increased by 5% and 56%, respectively, for the first quarter.

Interest on funds held for clients increased 20% for the first quarter reflecting increased interest rates. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.0% for the first quarter, compared to 1.8% for the same period last year.

We continue to focus on driving growth in the number of clients, revenue per client, and revenue and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are continually engaged in developing enhancements to and maintaining our various software platforms to meet the changing requirements of our clients and the marketplace. We continue to invest in Paychex Flex, our robust cloud-based HCM platform, making significant enhancements designed to simplify the complexity of HR administration. The latest enhancements to our solutions will streamline payroll processes and support business owners and HR professionals as they work to optimize operations, comply with regulations, and drive productivity. During the first quarter, we introduced Paychex® Solo, a package offering designed to meet the specific needs of sole proprietors. Paychex Solo combines incorporation services, payroll, and a 401(k) plan into one complete solution so owners can improve their income tax situation, pay themselves a predictable wage while meeting tax obligations, and save for the future.

Highlights of the financial results for the first quarter as compared to the same period last year are as follows:

•Total revenue increased 15% to $992.0 million. Oasis contributed a little less than 10% to growth in total revenue.

•Total service revenue increased 15% to $971.5 million.

oManagement Solutions revenue increased 5% to $724.5 million.

oPEO and Insurance Services revenue increased 56% to $247.0 million.

•Interest on funds held for clients increased 20% to $20.5 million.

•Operating income increased 9% to $349.1 million.

•Net income increased 8% to $264.2 million and adjusted net income(1) increased 6% to $257.6 million.

•Diluted earnings per share increased 9% to $0.73 per share and adjusted diluted earnings per share(1) increased 6% to $0.71 per share.

•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)(1) increased 13% to $403.0 million.

(1) Adjusted net income, adjusted diluted earnings per share, and EBITDA are not U.S. generally accepted accounting principles (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of net income and diluted earnings per share.

Financial Position and Liquidity

Our financial position as of August 31, 2019 remained strong with cash, restricted cash, and total corporate investments of $695.3 million. Total short-term and long-term borrowings, net of debt issuance costs were $853.0 million as of August 31, 2019. Our investment strategy continues to focus on protecting principal and optimizing liquidity. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency and treasury securities and corporate bonds. During the first quarter, our primary short-term investment vehicles were U.S. government agency securities, commercial paper, bank time and demand deposit accounts, and money market funds.

A majority of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of August 31, 2019 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flows from operations were $294.8 million for the first quarter, an increase of 8% from the same period last year. Our positive cash flows have allowed us to support our business and to pay substantial dividends, targeting approximately 80% of our net income, to our stockholders. It is anticipated that cash, restricted cash, and total corporate investments as of August 31, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for the first quarter, and our financial position as of August 31, 2019, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2019	2018	Change
Revenue:
Management Solutions	$724.5	$687.7	5%
PEO and Insurance Services	247.0	158.0	56%
Total service revenue	971.5	845.7	15%
Interest on funds held for clients	20.5	17.1	20%
Total revenue	992.0	862.8	15%
Combined operating and SG&A expenses	642.9	542.5	18%
Operating income	349.1	320.3	9%
Other (expense)/income, net	(4.8)	2.3	n/m
Income before income taxes	344.3	322.6	7%
Income taxes	80.1	79.0	1%
Effective income tax rate	23.3%	24.5%
Net income	$264.2	$243.6	8%
Diluted earnings per share	$0.73	$0.67	9%

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2019, we had no exposure to high-risk or illiquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018	Change
Average investment balances:
Funds held for clients	$3,744.6	$3,694.7	1%
Corporate cash equivalents and investments	862.0	884.3	(3)%
Total	$4,606.6	$4,579.0	1%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.1%	1.9%
Corporate cash equivalents and investments	1.8%	1.4%
Combined funds held for clients and corporate cash equivalents and investments	2.0%	1.8%

Total net realized gains	$0.9	$0.1

	August 31,	May 31,
$ in millions	2019	2019
Net unrealized gains on available-for-sale securities(1)	$53.4	$19.7
Federal Funds rate(2)	2.25%	2.50%
Total fair value of available-for-sale securities	$3,072.8	$3,620.8
Weighted-average duration of available-for-sale securities in years(3)	3.1	2.9
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.1%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $41.5 million as of October 1, 2019.

(2) The Federal Funds rate was in the range of 2.00% to 2.25% as of August 31, 2019, compared to a range of 2.25% to 2.50% as of May 31, 2019.

(3) These items exclude the impact of Variable Rate Demand Notes (“VRDNs”), as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $724.5 million for the first quarter, reflecting an increase of 5% compared to the same period last year. The increase in Management Solutions revenue was primarily driven by increases in our client bases across many of our services and growth in revenue per client, which improved as a result of price increases, net of discounts. Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.

PEO and Insurance Services revenue: PEO and Insurance Services revenue was $247.0 million for the first quarter, reflecting an increase of 56% compared to the same period last year. In addition to the acquisition of Oasis, this increase was driven by growth in the number of clients and client worksite employees across our existing PEO business. Insurance Services revenue was moderated by softness in the workers’ compensation market as state insurance fund rates declined. This was partially offset by an increase in the number of health and benefit clients and applicants.

Total service revenue: Total service revenue was $971.5 million for the first quarter, reflecting an increase of 15%, compared to the same period last year. The increase was primarily attributable to the items previously discussed.

Interest on funds held for clients: Interest on funds held for clients was $20.5 million for the first quarter, reflecting an increase of 20% compared to the same period last year. The increase resulted primarily from higher average interest rates earned. The funds held for clients average investment balances increased 1% for the first quarter, as the impact of wage inflation and increases within our client base were offset by changes in client base mix and timing of collections and remittances.

Combined operating and SG&A expenses: Total expenses were $642.9 million for the first quarter, reflecting an increase of 18%, compared to the same period last year. The following table summarizes total combined operating and SG&A expenses:

	For the three months ended
	August 31,
In millions	2019	2018	Change
Compensation-related expenses	$363.4	$327.7	11%
Depreciation and amortization	52.9	35.9	47%
PEO insurance costs	90.0	63.7	41%
Other expenses	136.6	115.2	19%
Total expenses	$642.9	$542.5	18%

Compensation-related expenses increased 11% for the first quarter, compared to the same period last year. The increase in compensation-related expenses was primarily driven by the acquisition of Oasis as well as increased headcount due to investment in technology resources and operations to support the growth in the business. Headcount was approximately 15,600 employees, including Oasis, as of August 31, 2019, compared to approximately 14,500 employees as of August 31, 2018.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and both purchased and internally developed software. Amortization of intangible assets is primarily related to client list acquisitions, including intangible assets recorded for the Oasis acquisition, which are amortized using either straight-line or accelerated methods.

PEO insurance costs include workers’ compensation and minimum premium health insurance benefit plans and self-insured dental and vision plans where we retain risk. Growth in our combined PEO business, including the acquisition of Oasis, contributed to the growth in PEO insurance costs.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expense growth for the first quarter was primarily impacted by the acquisition of Oasis and by continued investment in product development and supporting technology.

Operating income: Operating income was $349.1 million for the first quarter, reflecting an increase of 9% compared to the same period last year. The changes in operating income were attributable to the factors previously discussed. Operating margin was 35.2% for the first quarter, compared to 37.1% for the respective period last year. EBITDA(1) increased 13% to $403.0 million for the first quarter and EBITDA margin(1) was 41% for the first quarter, consistent with the same period last year.

(1) EBITDA and EBITDA margin are not U.S. GAAP measures.

Other (expense)/income, net: Other (expense)/income, net, primarily represents interest expense incurred on our debt instruments, netted against earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. We recognized $4.8 million of other expense, net for the first quarter. Other expense, net in the first quarter included $8.3 million of interest expense related to our long-term borrowings. In addition, the decrease in average corporate investment balances was due to funds used for stock repurchases over the past twelve months, higher dividend payments, and acquisitions. This decrease was partially offset by higher average interest rates earned. For the three months ended August 31, 2018, we recognized other income, net of $2.3 million.

Income taxes: Our effective income tax rate was 23.3% for the first quarter, compared to 24.5% for the respective prior year period. The effective income tax rate in the prior year included discrete tax expense related to the revaluation of deferred tax balances for legislative updates. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income and diluted earnings per share were $264.2 million and $0.73 per share for the first quarter, reflecting increases of 8% and 9%, respectively, compared to the same period last year. These fluctuations were attributable to the factors previously discussed. Adjusted net income and adjusted diluted earnings per share, both non-GAAP measures, were $257.6 million and $0.71 per share for the first quarter, each reflecting an increase of 6% compared to the same period last year. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and EBITDA are summarized as follows:

	For the three months ended
	August 31,

$ in millions	2019	2018(1)	Change
Net income	$264.2	$243.6	8%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(6.6)	(3.3)
Revaluation of net deferred tax liabilities (3)	—	1.7
Total non-GAAP adjustments	(6.6)	(1.6)
Adjusted net income	$257.6	$242.0	6%

Diluted earnings per share	$0.73	$0.67	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(0.02)	(0.01)
Revaluation of net deferred tax liabilities (3)	—	—
Total non-GAAP adjustments	(0.02)	—
Adjusted diluted earnings per share	$0.71	$0.67	6%

Net income	$264.2	$243.6	8%
Non-GAAP adjustments:
Interest expense/(income), net	5.8	(2.3)
Income taxes	80.1	79.0
Depreciation and amortization expense	52.9	35.9
Total non-GAAP adjustments	138.8	112.6
Earnings before interest, taxes, depreciation and amortization	$403.0	$356.2	13%

(1)The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

(2)Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3)One-time tax charge that was recognized during the three months ended August 31, 2018 as a result of updated guidance on Internal Revenue Code Section 162(m). This event is not expected to recur.

In addition to reporting net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted net income, adjusted diluted earnings per share, and EBITDA, which are non-GAAP measures. We believe adjusted net income, adjusted diluted earnings per share, and EBITDA are appropriate additional measures, as they are indicators of the performance of our core business operations period over period. Adjusted net income, adjusted diluted earnings per share, and EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered as a substitute for the U.S. GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2019 remained strong with cash, restricted cash, and total corporate investments of $695.3 million. Total short-term and long-term borrowings, net of debt issuance costs were $853.0 million as of August 31, 2019. We believe that our investments in an unrealized loss position as of August 31, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We anticipate that cash, restricted cash, and total corporate investments as of August 31, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

Short-Term Financing

We maintain credit facilities and letters of credit as part of our normal and recurring business operations.

Credit Facilities: We maintain three committed, unsecured credit facilities as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A. ("JPM") (2)	Paychex of New York, LLC ("PoNY")	July 31, 2019	July 31, 2024	$1 Billion	To meet short-term funding requirements.
JPM (2)	PoNY	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association ("PNC")	Paychex Advance, LLC	March 17, 2016	March 17, 2020	$150 Million	To finance working capital needs and general corporate purposes.
JPM (2)	PoNY	August 5, 2015	July 31, 2019	$1 Billion	To meet short-term funding requirements.

(1)Borrower is a wholly owned subsidiary of our Company.

(2)JPM acts as the administrative agent for this syndicated credit facility.

On July 31, 2019, we entered into a credit agreement with a group of lenders which established a new $1.0 billion five-year unsecured revolving credit facility. This revolving credit facility replaced our $1.0 billion five-year unsecured revolving credit facility that was entered into on August 5, 2015 and which was terminated on July 31, 2019. Refer to our Current Report on Form 8-K filed with the SEC on August 1, 2019 for additional details.

For all credit facilities, obligations under any facility are guaranteed by us and certain of our subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings under this credit facility as of August 31, 2019. Details of borrowings under this credit facility and the predecessor credit facility during the first quarter and the respective prior year period are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	6	6
Maximum amount borrowed	$469.0	$394.5
Weighted-average amount borrowed	$288.3	$216.3
Weighted-average interest rate	5.33%	4.99%

We typically borrow on an overnight basis and only borrowed on an overnight basis during the first quarter and the respective prior year period. Subsequent to August 31, 2019, we borrowed four times, on an overnight basis, $444.5 million on a weighted-average basis under this line.

JPM $500 Million Credit Facility: There were no borrowings under this credit facility as of August 31, 2019. Details of borrowings under this credit facility during the first quarter and the respective prior year period are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	10	4
Maximum amount borrowed	$450.0	$223.0
Weighted-average amount borrowed	$395.6	$133.4
Weighted-average interest rate	3.27%	4.99%

We typically borrow on an overnight basis. In addition to overnight borrowings, during the first quarter we borrowed $450.0 million for 8 days at a weighted-average LIBOR-based interest rate of 3.00%. We only borrowed on an overnight basis during the respective prior year period.  Subsequent to August 31, 2019, we borrowed one time, for a 10 day period, $400.0 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility: As of August 31, 2019, we had $56.5 million outstanding under this credit facility which remains outstanding as of the date of this report. Details of borrowings under this credit facility during the first quarter and the respective prior year periods are as follows:

	For the three months ended
	August 31,
$ in millions	2019	2018
Number of days borrowed	88	88
Maximum amount borrowed	$56.6	$56.8
Weighted-average amount borrowed	$54.8	$56.0
Weighted-average interest rate	3.07%	2.53%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We were in compliance with all of these covenants as of August 31, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Long-term financing: On March 13, 2019, we borrowed $800.0 million through the issuance of the following long-term private placement debt to replace short-term borrowings under our JPM credit facilities used to fund the acquisition of Oasis as follows:

August 31,
In millions	2019
Senior Notes, Series A	$400.0
Senior Notes, Series B	400.0
Total long-term borrowings	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.5)
Long-term borrowings, net of debt issuance costs	$796.5

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.15%	4.32%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

Letters of credit: As of August 31, 2019, we had irrevocable standby letters of credit outstanding totaling $147.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 2019 and August 2020. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2019.

Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $8.2 million of capital assets as of August 31, 2019. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of August 31, 2019, we have contributed approximately $6.5 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2019. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of August 31, 2019.

Operating Cash Flow Activities

	For the three months ended
	August 31,
In millions	2019	2018
Net income	$264.2	$243.6
Non-cash adjustments to net income	117.1	108.8
Cash used in operating assets and liabilities	(86.5)	(78.7)
Net cash provided by operating activities	$294.8	$273.7

The increase in our operating cash flows for the first quarter, compared to the same period last year, was primarily the result of higher net income and non-cash adjustments, offset by fluctuations in operating assets and liabilities. The increase in non-cash adjustments was primarily due to higher amortization expense related to intangible assets acquired through the acquisition of Oasis. The fluctuations in our operating assets and liabilities were primarily due to the timing of collections and related tax payments for our combined PEO business.

Investing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2019	2018
Net change in purchases and sales/maturities of available for sale securities	$572.8	$181.2
Purchases of property and equipment	(26.4)	(24.4)
Purchases of other assets	(1.7)	(0.8)
Net cash provided by investing activities	$544.7	$156.0

Purchases and sales/maturities of available-for-sale securities: Available-for-sale securities include funds held for clients and corporate investments. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q.

Fluctuations in the net change in purchases and sales/maturities are largely due to timing within the client funds portfolio. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Specific timing impacting cash flows for the first quarter and respective prior year period are discussed further in the “Financing Cash Flow Activities” section which follows.

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

Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions, except per share amounts	2019	2018
Net change in client fund obligations	$(68.4)	$(942.5)
Net proceeds from short-term borrowings	56.5	56.7
Dividends paid	(222.0)	(201.4)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	(7.4)	9.7
Net cash used in financing activities	$(413.2)	$(1,110.3)
Cash dividends per common share	$0.62	$0.56

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

The first quarter and the respective prior year period both reflected a net cash outflow resulting from the net change in client fund obligations.  Client fund obligation balances can be significantly impacted by the timing of the period end and overall trends in client fund balances. August 31, 2019 fell on a Saturday, the day after a significant payment day for direct pay funds and May 31, 2019 fell on a Friday. As a result, timing impacts were not as significant as in the prior year when August 31, 2018 was on a Friday but May 31, 2018 was on a Thursday, a significant collections day. Funds collected on May 31, 2018 were then paid out on Friday, June 1, 2018 impacting the cash outflows reported in the prior year period.

Net proceeds from short-term borrowings: During the first quarter and the respective prior year period, we borrowed funds under our credit facilities. Certain borrowings remained outstanding under the PNC credit facility as of August 31, 2019 and August 31, 2018. Short-term borrowings are typically used to finance working capital needs and general corporate purposes.

Dividends paid: The increase in dividend payments for the first quarter compared to the corresponding period last year is primarily due to an 11% increase in our dividend rate beginning in May 2019, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock: In May 2019, our Board approved a program to repurchase up to $400.0 million of our common stock, with authorization expiring in May 2022. During the first quarter, we repurchased 2.0 million shares for $171.9 million. During the respective prior year period, we repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired. As of August 31, 2019, approximately $228.1 million remains available under the May 2019 approved common stock repurchase program.

Activity related to equity-based plans: The decrease in cash flows from activity related to equity-based plans for the first quarter compared to the respective prior year period is largely a result of the number of shares withheld to cover taxes on lapses of stock awards exceeding proceeds from stock option. During the fiscal year ended May 31, 2018 (“fiscal 2018”), we made a decision to maximize our tax benefit by accelerating the vesting of certain restricted stock units and related share withholdings for taxes into fiscal 2018 that would have otherwise vested in August 2018. This did not reoccur in fiscal 2019. In addition, 0.2 million fewer options were exercised during the first quarter compared to the respective prior year period, but at higher market prices for our common stock during the first quarter.

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

During the first quarter, our primary short-term investment vehicles were U.S. government agency securities, commercial paper, bank time and demand deposit accounts, and money market funds. We have no exposure to high-risk or illiquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.0% compared with 1.8% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time earnings will decrease from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2019 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2019
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$254.5	$255.6
Due after one year through three years	832.9	843.9
Due after three years through five years	992.1	1,013.2
Due after five years	939.9	960.1
Total	$3,019.4	$3,072.8

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2019, the federal funds rate was in the range of 2.00% to 2.25%. On September 19, 2019, the Federal Reserve reduced the federal funds rate 25 basis points to a range of in the range of 1.75% to 2.00% This is the second time the Federal Reserve has reduced the federal funds rate by 25 basis points in fiscal 2020 after periodically raising the rate from December 2015 through May 2019.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•daily interest rate changes;

•seasonal variations in investment balances;

•actual duration of short-term and available-for-sale securities;

•the proportion of taxable and tax-exempt investments;

•changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $3.0 million to $4.0 million, after taxes, for a twelve month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $5.0 billion for fiscal 2020. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in available-for-sale securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized gains of $53.4 million as of August 31, 2019 and $19.7 million as of May 31, 2019. During the three months, the net unrealized gain on our investment portfolios ranged from $19.8 million to $55.6 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolios was approximately $41.5 million as of October 1, 2019.

As of August 31, 2019 and May 31, 2019, we had $3.1 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.1% as of August 31, 2019 and as of May 31, 2019. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of August 31, 2019, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of August 31, 2019 were not other-than-temporarily impaired. While $174.2 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $0.5 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of August 31, 2019 and May 31, 2019 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2019, filed with the SEC on July 24, 2019. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•revenue recognition;

•PEO insurance reserves;

•goodwill and other intangible assets;

•impairment of long-lived assets;

•stock-based compensation costs; and

•income taxes.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of August 31, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: In connection with the Company’s adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842),” the Company has updated its control framework effective June 1, 2019 for certain new internal controls and changes to certain existing controls, including reconciliation controls, management review controls, and contract review controls. Other than these changes, there have been no material changes in the Company’s internal control over financial reporting that occurred during the quarter ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2019, the Company’s Board of Directors approved a program to repurchase up to $400.0 million of the Company's common stock, authorized through May 31, 2022.  The purpose of the program is to manage common stock dilution. Shares repurchased under this program during the first quarter were as follows:

In millions	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs
June 1, 2019 - June 30, 2019	—	$—	$—	$400.0
July 1, 2019 - July 31, 2019	1.8	$85.00	$153.4	$246.6
August 1, 2019 - August 31, 2019	0.2	$82.14	$18.5	$228.1
Total for the period	2.0	$84.68	$171.9	$228.1

All shares of common stock repurchased during the first quarter were retired.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*#	10.1	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amended Form of Restricted Stock Unit Award Agreement.
*#	10.2	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amended Form of Restricted Stock Unit Award Agreement (Officer).
*#	10.3	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amended Form of 2019-2021 Performance Incentive Award Agreement.
*#	10.4	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amended Form of Non-Qualified Stock Option Award Agreement.
*#	10.5	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Master Restricted Stock Unit Award Agreement.
	10.6

Five-Year Credit Agreement, dated as of July 31, 2019, by and among the Company, the Parent, and the lender parties hereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 1, 2019.

*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL instance document.
	101.SCH	XBRL taxonomy extension schema document.
	101.CAL	XBRL taxonomy extension calculation linkbase document.
	101.LAB	XBRL taxonomy label linkbase document.
	101.PRE	XBRL taxonomy extension presentation linkbase document.
	101.DEF	XBRL taxonomy extension definition linkbase document.

* Exhibit filed with this report

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	October 4, 2019	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 4, 2019	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	October 4, 2019	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)