Form 10-Q
period 2019-11-30
PAYCHEX INC
filed 2019-12-20
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2019

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

As of November 30, 2019, 358,386,480 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2019	2018	2019	2018
Revenue:
Management Solutions	$726.7	$685.4	$1,451.2	$1,373.1
PEO and Insurance Services	244.1	155.2	491.1	313.2
Total service revenue	970.8	840.6	1,942.3	1,686.3
Interest on funds held for clients	19.9	18.3	40.4	35.4
Total revenue	990.7	858.9	1,982.7	1,721.7
Expenses:
Operating expenses	323.4	264.9	648.8	530.4
Selling, general and administrative expenses	325.6	286.8	643.1	563.8
Total expenses	649.0	551.7	1,291.9	1,094.2
Operating income	341.7	307.2	690.8	627.5
Other (expense)/income, net	(4.7)	2.1	(9.5)	4.4
Income before income taxes	337.0	309.3	681.3	631.9
Income taxes	78.3	73.5	158.4	152.5
Net income	$258.7	$235.8	$522.9	$479.4

Other comprehensive (loss)/income, net of tax	(14.9)	(11.6)	11.5	(11.2)
Comprehensive income	$243.8	$224.2	$534.4	$468.2

Basic earnings per share	$0.72	$0.66	$1.46	$1.34
Diluted earnings per share	$0.72	$0.65	$1.45	$1.33
Weighted-average common shares outstanding	358.1	359.1	358.4	359.1
Weighted-average common shares outstanding, assuming dilution	360.6	361.5	361.1	361.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2019	2019
Assets
Cash and cash equivalents	$600.6	$673.6
Restricted cash	53.0	50.6
Corporate investments	34.4	39.0
Interest receivable	29.0	27.4
Accounts receivable, net of allowance for doubtful accounts	464.9	420.5
PEO unbilled receivables, net of advance collections	411.7	406.3
Prepaid income taxes	58.6	22.6
Prepaid expenses and other current assets	240.9	233.9
Current assets before funds held for clients	1,893.1	1,873.9
Funds held for clients	3,734.8	3,803.8
Total current assets	5,627.9	5,677.7
Long-term restricted cash	9.7	6.5
Long-term corporate investments	10.1	10.2
Property and equipment, net of accumulated depreciation	401.7	408.7
Operating lease right-of-use assets, net of accumulated amortization	119.2	—
Intangible assets, net of accumulated amortization	359.7	399.1
Goodwill	1,785.8	1,782.6
Long-term deferred costs	359.7	366.3
Other long-term assets	27.9	24.9
Total assets	$8,701.7	$8,676.0
Liabilities
Accounts payable	$76.3	$75.9
Accrued corporate compensation and related items	121.5	146.4
Accrued worksite employee compensation and related items	568.3	578.6
Short-term borrowings	51.3	—
Deferred revenue	42.2	40.3
Other current liabilities	268.0	219.5
Current liabilities before client fund obligations	1,127.6	1,060.7
Client fund obligations	3,696.3	3,784.3
Total current liabilities	4,823.9	4,845.0
Accrued income taxes	30.6	27.3
Deferred income taxes	226.8	223.1
Long-term borrowings, net of debt issuance costs	796.6	796.4
Operating lease liabilities	100.1	13.0
Other long-term liabilities	154.3	151.7
Total liabilities	6,132.3	6,056.5
Commitments and contingencies — Note N
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 358.4 shares as of November 30, 2019 and 359.3 shares as of May 31, 2019	3.6	3.6
Additional paid-in capital	1,252.8	1,206.3
Retained earnings	1,301.4	1,409.5
Accumulated other comprehensive income	11.6	0.1
Total stockholders’ equity	2,569.4	2,619.5
Total liabilities and stockholders’ equity	$8,701.7	$8,676.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	522.9	—	522.9
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	14.3	14.3
Cash dividends declared ($1.24 per share)	—	—	—	(444.3)	—	(444.3)
Repurchases of common shares	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	23.8	—	—	23.8
Foreign currency translation adjustment	—	—	—	—	(2.8)	(2.8)
Activity related to equity-based plans	1.1	—	26.4	(18.5)	—	7.9
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4

	For the three months ended November 30, 2019
Balance as of August 31, 2019	357.9	$3.6	$1,224.0	$1,265.2	$26.5	$2,519.3
Net income	—	—	—	258.7	—	258.7
Unrealized losses on securities, net of reclassification adjustment and tax	—	—	—	—	(11.1)	(11.1)
Cash dividends declared ($0.62 per share)	—	—	—	(222.3)	—	(222.3)
Stock-based compensation costs	—	—	13.3	—	—	13.3
Foreign currency translation adjustment	—	—	—	—	(3.8)	(3.8)
Activity related to equity-based plans	0.5	—	15.5	(0.2)	—	15.3
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4

	For the six months ended November 30, 2018
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$1,262.6	$(36.2)	$2,356.8
Net income	—	—	—	479.4	—	479.4
Unrealized losses on securities, net of reclassification adjustment and tax	—	—	—	—	(5.2)	(5.2)
Cash dividends declared ($1.12 per share)	—	—	—	(402.7)	—	(402.7)
Repurchases of common shares	(0.5)	—	(0.8)	(32.0)	—	(32.8)
Stock-based compensation costs	—	—	22.8	—	—	22.8
Foreign currency translation adjustment	—	—	—	—	(6.0)	(6.0)
Activity related to equity-based plans	0.6	—	16.9	(4.7)	—	12.2
Balance as of November 30, 2018	359.1	$3.6	$1,165.7	$1,302.6	$(47.4)	$2,424.5

	For the three months ended November 30, 2018
Balance as of August 31, 2018	359.0	$3.6	$1,151.1	$1,268.1	$(35.8)	$2,387.0
Net income	—	—	—	235.8	—	235.8
Unrealized losses on securities, net of reclassification adjustment and tax	—	—	—	—	(7.2)	(7.2)
Cash dividends declared ($0.56 per share)	—	—	—	(201.3)	—	(201.3)
Stock-based compensation costs	—	—	11.9	—	—	11.9
Foreign currency translation adjustment	—	—	—	—	(4.4)	(4.4)
Activity related to equity-based plans	0.1	—	2.7	—	—	2.7
Balance as of November 30, 2018	359.1	$3.6	$1,165.7	$1,302.6	$(47.4)	$2,424.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2019	2018 (1)
Operating activities
Net income	$522.9	$479.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	107.9	72.7
Amortization of premiums and discounts on available-for-sale securities, net	20.4	27.7
Amortization of deferred costs	92.4	89.5
Stock-based compensation costs	23.8	22.8
(Benefit)/provision for deferred income taxes	(2.7)	10.9
Provision for allowance for doubtful accounts	3.4	1.5
Net realized (gains)/losses on sales of available-for-sale securities	(1.8)	0.2
Changes in operating assets and liabilities:
Interest receivable	(1.6)	3.6
Accounts receivable and PEO unbilled receivables, net	(53.2)	(71.6)
Prepaid expenses and other current assets	(44.5)	(26.7)
Accounts payable and other current liabilities	(14.5)	(30.2)
Deferred costs	(85.3)	(82.2)
Net change in other long-term assets and liabilities	(2.7)	(0.4)
Net change in operating lease right-of-use assets and liabilities	0.1	—
Net cash provided by operating activities	564.6	497.2
Investing activities
Purchases of available-for-sale securities	(13,537.8)	(21,248.8)
Proceeds from sales and maturities of available-for-sale securities	14,167.1	21,364.3
Purchases of property and equipment	(59.9)	(60.8)
Purchases of other assets	(4.2)	(1.0)
Net cash provided by investing activities	565.2	53.7
Financing activities
Net change in client fund obligations	(88.0)	(1,017.6)
Net proceeds from short-term borrowings	51.3	57.3
Dividends paid	(444.3)	(402.7)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	7.9	12.2
Net cash used in financing activities	(645.0)	(1,383.6)
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	484.8	(832.7)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	935.2	2,300.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$1,420.0	$1,467.8

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets:
Cash and cash equivalents	$600.6	$510.6
Restricted cash	62.7	—
Restricted cash and restricted cash equivalents included in funds held for clients	756.7	957.2
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$1,420.0	$1,467.8

(1)Amounts have been adjusted to reflect adoption of Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).”

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2019

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Europe, which represented approximately one percent of the Company’s total revenue for both the three and six months ended November 30, 2019 and November 30, 2018. Long-lived assets in Europe were approximately five percent of total long-lived assets of the Company as of both November 30, 2019 and May 31, 2019.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q (“Form 10-Q”) and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair presentation of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2019 (“fiscal 2019”). Operating results and cash flows for the six months ended November 30, 2019 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2020 (“fiscal 2020”).

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation and had no effect on reported consolidated earnings.

Revision of previously reported financial information: During the three months ended February 28, 2019, the Company determined it should have presented cash equivalents and money market securities included in funds held for clients within cash, cash equivalents, restricted cash, and restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on its Consolidated Statements of Cash Flows in accordance with ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This immaterial correction resulted in a decrease of $985.1 million in net cash provided by investing activities for the six months ended November 30, 2018. In addition, it resulted in increases in cash, cash equivalents, restricted cash, and restricted cash equivalents balances as reported on the Consolidated Statement of Cash Flows of $1.9 billion and $1.0 billion as of May 31, 2018 and November 30, 2018, respectively. The Consolidated Statement of Cash Flows for the six months ended November 30, 2018 has been revised to reflect the classification of cash equivalents and money market securities included in funds held for clients as restricted cash and restricted cash equivalents.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure certain workers’ compensation policies.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $10.8 million and $7.5 million as of November 30, 2019 and May 31, 2019, respectively. These balances include: trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $90.1 million and $94.5 million as of November 30, 2019 and May 31, 2019, respectively. Purchased receivables were $385.6 million and $333.5 million as of November 30, 2019 and May 31, 2019, respectively. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2019 and May 31, 2019, advance collections included in PEO unbilled receivables, net of advance collections were $3.6 million and $4.2 million, respectively.

PEO insurance reserves: As part of the PEO service, the Company offers workers’ compensation insurance and health insurance for the benefit of client employees. Workers’ compensation insurance is provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies is $1.0 million for the annual fiscal period ending May 31, 2020. For the annual fiscal period ended May 31, 2019, the Company’s maximum individual claims liability ranged from $0.5 million to $1.0 million under its PEO workers’ compensation insurance policies.

The Company offers minimum premium insurance plan arrangements for certain of its PEO clients for various medical, dental, and vision benefits.  In connection with these minimum premium insurance plan offerings, the Company establishes insurance reserves to provide for the payment of claims in accordance with its service contract with the carriers.  The Company’s maximum individual claims liability was $0.3 million under its minimum medical premium plan policies during both the annual fiscal periods ending May 31, 2020 and ended May 31, 2019.

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

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•periods covered by an option to extend the lease if the Company is reasonably certain to exercise the extension option; and

•periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option.

Leases may also include options to terminate the arrangement or options to purchase the underlying lease property. The Company does not separate lease and non-lease components of contracts. Lease components provide the Company with the right to use an identified asset, which consist of the Company’s real estate properties and office equipment. Non-lease components consist primarily of maintenance services.

As an implicit discount rate is not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using a portfolio approach utilizing publicly available information related to our unsecured borrowing rates. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as other current liabilities and operating lease liabilities, respectively, in the Company’s Consolidated Balance Sheets.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during the six months ended November 30, 2019.

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

As part of the adoption of ASU No. 2016-02, the Company elected the following practical expedients: 1) lease vs. non-lease components relating to the real estate asset class; 2) the short-term lease exemption; and 3) the package of practical expedients, which permits the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under the new standard. In addition, the Company elected not to adopt the practical expedient related to hindsight.

Stock-based compensation costs: The Company has issued stock-based awards to employees and directors consisting of stock options, restricted stock awards, restricted stock units, performance shares, performance-based restricted stock, performance-based restricted stock units, and performance-based stock options. The Company accounts for all stock-based awards to employees and directors as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $13.3 million and $23.8 million for the three and six months ended November 30, 2019, respectively, as compared with $11.9 million and $22.8 million for the three and six months ended November 30, 2018, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2019 Form 10-K.

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

In June 2019, the Company also adopted the following ASUs, none of which had a material impact on its consolidated financial statements:

•ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting;”

•ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income;” and

•ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”

Recently issued accounting pronouncements: In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.” ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which was adopted by the Company on June 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”   ASU No. 2019-04 was issued as part of the FASB’s ongoing project to improve upon its Accounting Standards Codification (“ASC”), and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging, and recognition and measurement.  This guidance contains several effective dates, but is applicable to the Company’s fiscal year beginning June 1, 2020.  The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force).” ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020.  The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.”  ASU No. 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value.  The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount.   This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted for interim or annual impairment tests after January 1, 2017.  This guidance is applicable to the Company's fiscal year beginning June 1, 2020. The Company is currently assessing internal control updates and does not anticipate the guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 as amended by subsequent ASUs on the topic and commonly referred to as the current expected credit loss (“CECL”) model, requires an entity to measure expected credit losses for financial assets held at the reporting date based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. This guidance is effective for public business entities for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.

This guidance is applicable to the Company's fiscal year beginning June 1, 2020, and will be adopted using the modified retrospective approach through a cumulative-effect adjustment to retained earnings. The Company has formed a CECL implementation group (“CIG”) to manage the overall implementation of this guidance. The CIG has started its evaluation of the impact of the new guidance on its business processes, systems, and controls and has determined that this guidance will apply to its accounts receivable, PEO unbilled receivables, and available-for-sale debt securities. The Company will continue to evaluate this guidance during the implementation process to determine the potential impact on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) during the six months ended November 30, 2019 did not, or are not expected to, have a material effect on the Company’s consolidated financial statements.

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

The following table, consistent with the Consolidated Statements of Income and Comprehensive Income, disaggregates service revenue by Management Solutions and PEO and Insurance Services:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2019	2018	2019	2018
Management Solutions	$726.7	$685.4	$1,451.2	$1,373.1
PEO and Insurance Services	244.1	155.2	491.1	313.2
Total service revenue	$970.8	$840.6	$1,942.3	$1,686.3

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

PEO and Insurance Services Revenue

PEO services are sold through the Company’s registered and licensed subsidiaries, Paychex Business Solutions, LLC, Oasis Outsourcing Group Holdings, L.P. (“Oasis”), and HR Outsourcing Holdings, Inc. (“HROi”), and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. Pass-through costs for payroll wages and payroll taxes were $5.2 billion and $2.3 billion for the three months ended November 30, 2019 and November 30, 2018, respectively, which includes costs related to state unemployment insurance of $12.0 million and $4.6 million, respectively. Pass-through costs for payroll wages and payroll taxes were $10.3 billion and $4.5 billion for the six months ended November 30, 2019 and November 30, 2018, respectively, which includes costs related to state unemployment insurance of $26.7 million and $13.4 million, respectively. For guaranteed cost benefit plans where the Company does not retain risk, revenues are recorded net of the premiums paid to the insurance carrier. For the three months ended November 30, 2019 and November 30, 2018, the pass-through costs related to the Company’s guaranteed cost benefit plans were $165.0 million and $80.4 million, respectively. For the six months ended November 30, 2019 and November 30, 2018, the pass-through costs related to the Company’s guaranteed cost benefit plans were $330.8 million and $155.1 million, respectively. For workers’ compensation and certain benefit plans where the Company retains risk, revenues and costs are recorded on a gross basis.

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

Changes in deferred revenue related to material right performance obligations were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2019	2018	2019	2018
Balance, beginning of period	$44.5	$45.7	$45.7	$46.4
Deferral of revenue	7.4	7.1	12.9	13.2
Recognition of unearned revenue	(6.8)	(6.8)	(13.5)	(13.6)
Balance, end of period	$45.1	$46.0	$45.1	$46.0

Deferred revenue related to material right performance obligations is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. The Company expects to recognize $12.5 million of deferred revenue related to material right performance obligations in the remainder of fiscal 2020, $18.3 million of such deferred revenue during its fiscal year ending May 31, 2021, and $14.3 million of such deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a client if it is expected that the amortization period will be longer than one year. The Company determined that certain selling and commission costs meet the capitalization criteria under ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers” (“ASC 340-40”). The Company also recognizes an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. The Company determined that substantially all costs related to implementation activities are administrative in nature and meet the capitalization criteria under ASC 340-40. These capitalized costs to fulfill a contract principally relate to upfront direct costs that are expected to be recovered and enhance the Company’s ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight year life to closely align with the pattern of client attrition over the estimated life of the client relationship. Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in operating and selling, general, and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2019 or November 30, 2018.

Changes in deferred costs to obtain and fulfill contracts were as follows:

	For the three months ended November 30, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$460.0	$37.4	$(40.5)	$456.9
Costs to fulfill a contact	$66.3	$6.0	$(5.9)	$66.4

	For the six months ended November 30, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$464.3	$73.3	$(80.7)	$456.9
Costs to fulfill a contact	$66.1	$12.0	$(11.7)	$66.4

	For the three months ended November 30, 2018
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$448.5	$37.9	$(39.1)	$447.3
Costs to fulfill a contact	$65.7	$5.9	$(5.8)	$65.8

	For the six months ended November 30, 2018
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$455.0	$70.3	$(78.0)	$447.3
Costs to fulfill a contact	$65.4	$11.9	$(11.5)	$65.8

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2019	2018	2019	2018
Basic earnings per share:
Net income	$258.7	$235.8	$522.9	$479.4
Weighted-average common shares outstanding	358.1	359.1	358.4	359.1
Basic earnings per share	$0.72	$0.66	$1.46	$1.34
Diluted earnings per share:
Net income	$258.7	$235.8	$522.9	$479.4
Weighted-average common shares outstanding	358.1	359.1	358.4	359.1
Dilutive effect of common share equivalents	2.5	2.4	2.7	2.4
Weighted-average common shares outstanding, assuming dilution	360.6	361.5	361.1	361.5
Diluted earnings per share	$0.72	$0.65	$1.45	$1.33
Weighted-average anti-dilutive common share equivalents	0.6	0.6	0.5	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For the three months ended November 30, 2019 and November 30, 2018, 0.5 million shares and 0.1 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the six months ended November 30, 2019 and November 30, 2018, 1.1 million shares and 0.6 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

In May 2019, the Company announced that its Board of Directors approved a program to repurchase up to $400.0 million of the Company’s common stock, with authorization expiring on May 31, 2022. No shares were repurchased during the three months ended November 30, 2019 or November 30, 2018. During the six months ended November 30, 2019, the Company repurchased 2.0 million shares for $171.9 million. During the six months ended November 30, 2018, the Company repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired.

Note D: Business Combinations

Effective December 20, 2018, the Company acquired Oasis. Upon closing, Oasis became a wholly owned subsidiary of the Company. Oasis is an industry leader in providing HR outsourcing services and has experienced rapid growth over the last few years through acquisition of several smaller PEOs. The purchase price was $992.2 million, net of $262.3 million in cash acquired, including $132.1 million of restricted cash. The acquisition was financed through a combination of cash on hand and the issuance of long-term private placement debt totaling $800.0 million. The results of operations for Oasis have been included in the Company's Consolidated Statements of Income and Comprehensive Income since the date of acquisition.

The Company accounted for the acquisition as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations.” The acquired assets and liabilities of Oasis were recorded at their preliminary acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The final determination of these preliminary fair values is subject to completion of an assessment of the acquisition-date fair values of acquired assets and liabilities.

The following preliminary acquisition-date fair values were assigned to the acquired net assets (amounts in millions):

Cash and cash equivalents	$130.2
Restricted cash	66.6
Corporate investments	8.6
Accounts receivable, net of allowance for doubtful accounts	10.7
PEO unbilled receivables, net of advance collections	209.8
Prepaid income taxes	4.8
Prepaid expenses and other current assets	6.0
Long-term restricted cash	65.5
Property and equipment	15.4
Intangible assets	310.9
Goodwill	976.6
Other long-term assets	1.8
Total Assets	1,806.9

Accounts payable	45.0
Accrued corporate compensation and related items	11.6
Accrued worksite employee compensation and related items	311.1
Other current liabilities	49.8
Deferred income taxes	55.6
Other long-term liabilities	79.3
Net Assets	$1,254.5

The Company assigned $310.9 million to amortizable intangible assets, including customer lists, tradenames and trademarks, and non-compete agreements, with a weighted-average amortization period of approximately 10 years. Goodwill in the amount of $976.6 million was recorded as a result of the acquisition, which is not tax-deductible. Any further adjustments to goodwill (in excess of the existing tax basis) are not expected to be deductible for tax purposes. The goodwill is provisional and subject to change, pending completion of the valuation of assets acquired and liabilities assumed. Goodwill is attributable to the future economic benefits the Company expects to achieve and expected synergies to be realized when combining the operations of this acquisition into our existing operations.

Note E: Other (Expense)/Income, Net

Other (expense)/income, net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2019	2018	2019	2018
Interest income on corporate funds	$3.3	$2.8	$7.8	$6.0
Interest expense	(10.1)	(0.8)	(20.4)	(1.7)
Other	2.1	0.1	3.1	0.1
Other (expense)/income, net	$(4.7)	$2.1	$(9.5)	$4.4

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	November 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$756.7	$—	$—	$756.7
Available-for-sale securities:
Asset-backed securities	52.1	0.2	(0.1)	52.2
Corporate bonds	684.2	12.0	(0.3)	695.9
General obligation municipal bonds	734.7	10.6	—	745.3
Pre-refunded municipal bonds(1)	23.2	0.2	—	23.4
Revenue municipal bonds	491.3	6.3	—	497.6
U.S. government agency and treasury securities	960.4	11.3	(1.5)	970.2
Variable rate demand notes	7.5	—	—	7.5
Total available-for-sale securities	2,953.4	40.6	(1.9)	2,992.1
Other	27.2	3.4	(0.1)	30.5
Total funds held for clients and corporate investments	$3,737.3	$44.0	$(2.0)	$3,779.3

	May 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$204.5	$—	$—	$204.5
Available-for-sale securities:
Asset-backed securities	5.3	—	—	5.3
Corporate bonds	442.1	5.3	(0.9)	446.5
General obligation municipal bonds	840.6	7.5	(0.3)	847.8
Pre-refunded municipal bonds(1)	25.6	0.2	—	25.8
Revenue municipal bonds	545.4	4.7	(0.2)	549.9
U.S. government agency and treasury securities	612.5	4.7	(1.3)	615.9
Variable rate demand notes	1,129.6	—	—	1,129.6
Total available-for-sale securities	3,601.1	22.4	(2.7)	3,620.8
Other	26.3	1.7	(0.3)	27.7
Total funds held for clients and corporate investments	$3,831.9	$24.1	$(3.0)	$3,853.0

(1) Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in money market securities and other cash equivalents as of November 30, 2019 and May 31, 2019 were bank demand deposit accounts, commercial paper, and money market funds. In addition, as of November 30, 2019, certain U.S. government agency securities with maturities of 90 days or less at acquisition were included in money market securities and other cash equivalents.

Classification of funds held for clients and investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In millions	2019	2019
Funds held for clients	$3,734.8	$3,803.8
Corporate investments	34.4	39.0
Long-term corporate investments	10.1	10.2
Total funds held for clients and corporate investments	$3,779.3	$3,853.0

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

The Company’s available-for-sale securities reflected net unrealized gains of $38.7 million and $19.7 million as of November 30, 2019 and May 31, 2019, respectively. Included in the net unrealized gain totals as of November 30, 2019 and May 31, 2019 were 113 and 269 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities in an unrealized loss position were as follows:

	November 30, 2019
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$25.3	$—	$—	$(0.1)	$25.3
Corporate bonds	(0.2)	66.2	(0.1)	16.2	(0.3)	82.4
Revenue municipal bonds	—	5.2	—	—	—	5.2
U.S. government agency and treasury securities	(1.2)	232.5	(0.3)	75.9	(1.5)	308.4
Total	$(1.5)	$329.2	$(0.4)	$92.1	$(1.9)	$421.3

	May 31, 2019
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$1.5	$(0.9)	$133.8	$(0.9)	$135.3
General obligation municipal bonds	—	3.0	(0.3)	168.3	(0.3)	171.3
Pre-refunded municipal bonds	—	0.1	—	1.6	—	1.7
Revenue municipal bonds	—	0.1	(0.2)	79.2	(0.2)	79.3
U.S. government agency and treasury securities	—	4.7	(1.3)	175.6	(1.3)	180.3
Total	$—	$9.4	$(2.7)	$558.5	$(2.7)	$567.9

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of November 30, 2019 that had gross unrealized losses of $1.9 million were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2019 and May 31, 2019 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in other (expense)/income, net. Realized gains were $0.9 million and $0.1 million for the three months ended November 30, 2019 and November 30, 2018, respectively, and $1.8 million and $0.2 million for the six months ended November 30, 2019 and November 30, 2018, respectively. There were no realized losses for the three and six months ended November 30, 2019 and $0.4 million of realized losses for both the three and six months ended November 30, 2018.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2019

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$336.9	$337.8
Due after one year through three years	797.0	806.7
Due after three years through five years	937.0	953.0
Due after five years	882.5	894.6
Total	$2,953.4	$2,992.1

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$66.2	$—	$66.2	$—
U.S. government agency securities	422.0	—	422.0	—
Money market securities	52.6	52.6	—	—
Total restricted and unrestricted cash equivalents	$540.8	$52.6	$488.2	$—
Available-for-sale securities:
Asset-backed securities	$52.2	$—	$52.2	$—
Corporate bonds	695.9	—	695.9	—
General obligation municipal bonds	745.3	—	745.3	—
Pre-refunded municipal bonds	23.4	—	23.4	—
Revenue municipal bonds	497.6	—	497.6	—
U.S. government agency and treasury securities	970.2	—	970.2	—
Variable rate demand notes	7.5	—	7.5	—
Total available-for-sale securities	$2,992.1	$—	$2,992.1	$—
Other	$30.5	$30.5	$—	$—
Liabilities:
Other long-term liabilities	$30.3	$30.3	$—	$—

	May 31, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$10.0	$—	$10.0	$—
Money market securities	29.2	29.2	—	—
Total restricted and unrestricted cash equivalents	$39.2	$29.2	$10.0	$—
Available-for-sale securities:
Asset-backed securities	$5.3	$—	$5.3	$—
Corporate bonds	446.5	—	446.5	—
General obligation municipal bonds	847.8	—	847.8	—
Pre-refunded municipal bonds	25.8	—	25.8	—
Revenue municipal bonds	549.9	—	549.9	—
U.S. government agency and treasury securities	615.9	—	615.9	—
Variable rate demand notes	1,129.6	—	1,129.6	—
Total available-for-sale securities	$3,620.8	$—	$3,620.8	$—
Other	$27.7	$27.7	$—	$—
Liabilities:
Other long-term liabilities	$27.0	$27.0	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper and U.S. government agency securities with a maturity of 90 days or less at acquisition, which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. Available-for-sale securities, including municipal bonds, asset-backed securities, VRDNs, corporate bonds, and U.S. government agency and treasury securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s financial liabilities accounted for under historical cost, but for which fair value measurements are periodically determined on a non-recurring basis were as follows:

	November 30, 2019		May 31, 2019
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Long-term borrowings
Senior Notes, Series A	$400.0	$430.0	$400.0	$418.4
Senior Notes, Series B	400.0	434.2	400.0	420.1
Total long-term borrowings	800.0	864.2	800.0	838.5
Less: Debt issuance costs, net of accumulated amortization	(3.4)	(3.4)	(3.6)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.6	$860.8	$796.4	$834.9

The Company’s long-term borrowings are not traded in active markets, and as a result, its fair values were estimated using a market approach employing Level 2 valuation inputs, including borrowing rates the Company believes are currently available based on loans with similar terms and maturities.

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

Supplemental balance sheet information related to the Company’s leases were as follows:

$ in millions	November 30, 2019
Operating lease right-of-use assets, net of accumulated amortization	$119.2
Operating lease liabilities, current(1)	38.1
Operating lease liabilities, non-current	100.1

Weighted average remaining lease term (in years)	4.45
Weighted average discount rate	2.02%

(1) The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	For the	For the
	three months ended	six months ended
$ in millions	November 30, 2019	November 30, 2019
Fixed payment operating lease expense	$9.6	$19.7
Variable payment operating lease expense	—	—
Short-term lease expense	0.1	0.2

Fixed payment lease expense was $42.9 million for fiscal 2019.

Supplemental cash flow information related to the Company’s leases were as follows:

For the
six months ended
$ in millions	November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$20.9
Amortization of ROU assets	17.5
ROU assets obtained in exchange for new operating lease liabilities	14.2

Future lease payments are as follows:

	November 30,	May 31,
In millions	2019	2019(1)
2020	$20.9	$37.7
2021	38.3	29.9
2022	29.0	21.3
2023	20.9	13.8
2024	16.3	10.5
Thereafter	19.4	10.7
Total future lease payments	144.8	123.9
Less: imputed interest	6.6	—
Total operating lease liabilities	$138.2	$—
Current portion	$38.1	$—
Non-current portion	$100.1	$—

(1)Presented in accordance with legacy GAAP, ASC Topic 840, Leases.

As of November 30, 2019, the Company has entered into two lease agreements that have not yet commenced for terms of up to nine years. These leases will require lease payments over their terms of approximately $5.2 million.

Note I: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	November 30,	May 31,
In millions	2019	2019
Land and improvements	$10.8	$10.8
Buildings and improvements	165.9	162.9
Data processing equipment	222.7	221.6
Software (1)	663.5	626.6
Furniture, fixtures, and equipment	112.2	117.2
Leasehold improvements	105.4	105.4
Construction in progress (1)	30.1	30.3
Total property and equipment, gross	1,310.6	1,274.8
Less: Accumulated depreciation	908.9	866.1
Property and equipment, net of accumulated depreciation	$401.7	$408.7

(1) Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $33.1 million and $64.9 million for the three and six months ended November 30, 2019, respectively, compared to $30.2 million and $59.6 million for the three and six months ended November 30, 2018, respectively.

Note J: Goodwill and Intangible Assets, Net of Accumulated Amortization

The change in goodwill for the six months ended November 30, 2019 is as follows:

November 30,
In millions	2019
Balance, beginning of period	$1,782.6
Changes during the period:
Goodwill acquired	-
Acquisition accounting adjustments	4.5
Currency translation adjustment	(1.3)
Balance, end of period	$1,785.8

The Company has certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	November 30,	May 31,
In millions	2019	2019
Client lists	$609.7	$608.2
Other intangible assets	23.2	23.0
Total intangible assets, gross	632.9	631.2
Less: Accumulated amortization	273.2	232.1
Intangible assets, net of accumulated amortization	$359.7	$399.1

Amortization expense relating to intangible assets was $21.9 million and $43.0 million for the three and six months ended November 30, 2019, respectively, compared to $6.6 million and $13.1 million for the three and six months ended November 30, 2018, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2019 or November 30, 2018.

As of November 30, 2019, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2020 and the following four fiscal years is as follows:

$ in millions	Estimated amortization
Year ending May 31,	expense
2020	$75.9
2021	63.9
2022	59.0
2023	54.5
2024	52.1

Note K: Accumulated Other Comprehensive Income/(Loss)

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities and foreign currency translation adjustments are the primary components reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. The changes in accumulated other comprehensive income/(loss) are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2019	2018	2019	2018
Beginning balance	$26.5	$(35.8)	$0.1	$(36.2)
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available-for-sale securities, net of tax	(10.5)	(7.4)	15.6	(5.4)
Reclassification adjustment for the (loss)/gain on sale of available-for-sale securities realized in net income, net of tax	(0.6)	0.2	(1.3)	0.2
Foreign currency translation adjustment	(3.8)	(4.4)	(2.8)	(6.0)
Total other comprehensive (loss)/income, net of tax	(14.9)	(11.6)	11.5	(11.2)
Ending balance	$11.6	$(47.4)	$11.6	$(47.4)

Total tax (benefit)/expense included in other comprehensive income	$(3.5)	$(1.8)	$4.8	$(2.3)

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

On July 31, 2019, the Company and its PoNY subsidiary entered into a credit agreement with a group of lenders which established a new $1.0 billion five year unsecured revolving credit facility (“2019 credit facility”). This revolving credit facility replaced the Company’s predecessor $1.0 billion five year unsecured revolving credit facility that was entered into on August 5, 2015 (“2015 predecessor credit facility”) and which was terminated on July 31, 2019. Under this new credit facility, the Company may borrow at the alternate base rate provided by JPM or at an adjusted LIBOR-based interest rate provided by JPM.

For all credit facilities, obligations under any facility are guaranteed by the Company and certain of its subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under this credit facility as of November 30, 2019 or May 31, 2019. Details of borrowings under this 2019 credit facility and the 2015 predecessor credit facility during the three and six months ended November 30, 2019 and November 30, 2018 are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	10	4	16	10
Maximum amount borrowed	$694.0	$483.0	$694.0	$483.0
Weighted-average amount borrowed	$398.4	$389.8	$357.1	$285.7
Weighted-average interest rate	4.99%	5.12%	5.09%	5.06%

The Company typically borrows on an overnight basis and only borrowed on an overnight basis during the three and six months ended November 30, 2019 and November 30, 2018.

JPM $500 Million Credit Facility: There were no borrowings outstanding under this credit facility as of November 30, 2019 or May 31, 2019. Details of borrowings under this credit facility during the three and six months ended November 30, 2019 and November 30, 2018 are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	14	3	24	7
Maximum amount borrowed	$400.0	$135.5	$450.0	$223.0
Weighted-average amount borrowed	$305.0	$83.0	$342.8	$111.8
Weighted-average interest rate	3.15%	5.25%	3.21%	5.07%

The Company typically borrows on an overnight basis. In addition to overnight borrowings, during the three and six months ended November 30, 2019, the Company borrowed:

•$400.0 million for ten days at a weighted-average LIBOR-based interest rate of 3.00%; and

•$ 64.0 million for three days at a weighted-average interest rate of 4.75%.

In addition, during the six months ended November 30, 2019, the Company borrowed:

•$450.0 million for eight days at a weighted-average LIBOR-based interest rate of 3.00%.

The Company only borrowed on an overnight basis during the three and six months ended November 30, 2018. Subsequent to November 30, 2019, the Company borrowed three times, on an overnight basis, $168.2 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility: As of November 30, 2019, the Company had $51.3 million outstanding under this credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under this credit facility as of May 31, 2019. Details of borrowings under this credit facility during the three and six months ended November 30, 2019 and November 30, 2018 are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	91	91	179	179
Maximum amount borrowed	$56.7	$57.7	$56.7	$57.7
Weighted-average amount borrowed	$54.3	$57.3	$54.6	$56.6
Weighted-average interest rate	2.74%	2.68%	2.90%	2.61%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $147.4 million and $148.9 million as of November 30, 2019 and May 31, 2019, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 31, 2019 and November 30, 2020. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2019 and November 30, 2018, or as of May 31, 2019.

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

Long-term debt, at amortized cost, consisted of the following:

	November 30,	May 31,
In millions	2019	2019
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.4)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.6	$796.4

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.16%	4.32%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

The effective interest rates for each note series include the interest on the note and amortization of debt issuance costs.

Payment of all amounts due with respect to the Notes and performance under the Agreement is guaranteed by the Company, PoNY and certain other subsidiaries of the Company. The Company may, at its option, prepay at any time all, or any part of, the Notes, subject to certain conditions as described in the Agreement.

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2019.

Note N: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $8.5 million and $5.6 million of capital assets as of November 30, 2019 and May 31, 2019, respectively.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee benefit plans. The estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Company’s Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2019. The Company also maintains corporate insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note O: Income Taxes

The Company’s effective income tax rate was 23.2% and 23.8% for the three months ended November 30, 2019 and November 30, 2018, respectively, and 23.3% and 24.1% for the six months ended November 30, 2019 and November 30, 2018, respectively. The effective income tax rates in these periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. In addition, the effective income tax rate for the six months ended November 30, 2018 included discrete tax expense related to the revaluation of deferred tax balances for legislative updates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2019 (the “second quarter”), the six months ended November 30, 2019 (the “six months”), the respective prior year periods ended November 30, 2018, and our financial condition as of November 30, 2019. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2019 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2019 (“fiscal 2019”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

•the possibility of cyberattacks, security vulnerabilities, and Internet disruptions, including breaches of data security and privacy leaks, data loss, and business interruptions;

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

•changes in the availability of qualified people, including management, technical, compliance, and sales personnel;

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

We have made available our investor presentation regarding the financial results for the second quarter. Please visit Paychex's Investor Relations page on our website at https://www.paychex.com/investors to view the presentation. We intend to make future investor presentations available exclusively through our Investor Relations page.

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

We support small-business companies through our core payroll, utilizing our proprietary, robust, software-as-a-service (“SaaS”) Paychex Flex® platform and our SurePayroll® SaaS-based products. Both products allow users to process payroll when they want, how they want, and on any device (desktop, tablet, and mobile phone). Clients with more complex payroll and employee benefit needs are serviced through our Paychex Flex Enterprise solution, which offers an integrated suite of HCM solutions on the Paychex Flex platform, or through our legacy platform. Clients using Paychex Flex Enterprise are offered a SaaS solution that integrates payroll processing with HR management, employee benefits administration, time and labor management, applicant tracking, and onboarding solutions. Paychex Flex Enterprise allows mid-market clients to choose the services and software they need to meet the complexity of their business, all integrated through one HCM solution.

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

Insurance services

Our licensed insurance agency, Paychex Insurance Agency, Inc., offers insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

Overview

Our financial results for the second quarter reflected continued growth across our major HCM product lines. Total revenue and total service revenue each increased 15% for the second quarter. Management Solutions revenue and PEO and Insurance Services revenue increased by 6% and 57%, respectively, for the second quarter.

Interest on funds held for clients increased 9% for the second quarter. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 2.0% for the second quarter, compared to 1.9% for the same period last year.

We continue to focus on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are continually engaged in developing enhancements to and maintaining our software platforms to meet the changing requirements of our clients and the marketplace. We continue to invest in Paychex Flex, our robust cloud-based HCM platform, making significant enhancements designed to simplify the complexity of HR administration. The latest enhancements to our solutions will streamline payroll processes and support business owners and HR professionals as they work to optimize operations, comply with regulations, and drive productivity. For example, Paychex Flex Assistant, our customer service chatbot, helps drive a personalized, efficient, and simplified user experience by allowing users who need help completing a task within Paychex Flex to rely on Flex Assistant, and the intelligence behind it, to quickly and easily discover the answer.

Highlights of our financial results for the second quarter as compared to the same period last year are as follows:

•Total revenue increased 15% to $990.7 million. Oasis contributed approximately 9% to the growth in total revenue.

•Total service revenue increased 15% to $970.8 million.

oManagement Solutions revenue increased 6% to $726.7 million. Oasis contributed slightly less than 1% to the growth in Management Solutions revenue.

oPEO and Insurance Services revenue increased 57% to $244.1 million. Oasis contributed approximately 47% to the growth in PEO and Insurance Services revenue.

•Interest on funds held for clients increased 9% to $19.9 million.

•Operating income increased 11% to $341.7 million.

•Net income increased 10% to $258.7 million and adjusted net income(1) increased 8% to $253.8 million.

•Diluted earnings per share increased 11% to $0.72 per share and adjusted diluted earnings per share(1) increased 8% to $0.70 per share.

•Earnings before interest, taxes, depreciation, and amortization (“EBITDA”)(1) increased 16% to $398.8 million.

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

Financial Position and Liquidity

Our financial position as of November 30, 2019 remained strong with cash, restricted cash, and total corporate investments of $707.8 million. Total short-term and long-term borrowings, net of debt issuance costs were $847.9 million as of November 30, 2019. Our investment strategy continues to focus on protecting principal and optimizing liquidity. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency and treasury securities, corporate bonds, and asset-backed securities. During the second quarter, our primary short-term investment vehicles were money market securities, bank demand and time deposit accounts, and U.S. government agency and treasury securities.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of November 30, 2019 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flows from operations were $564.6 million for the six months, an increase of 14% from the same period last year. Our positive cash flows have allowed us to support our business and to pay substantial dividends, approximately 80% of our net income, to our stockholders. It is anticipated that cash, restricted cash, and total corporate investments as of November 30, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

For further analysis of our results of operations for the second quarter, and our financial position as of November 30, 2019, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2019	2018	Change	2019	2018	Change
Revenue:
Management Solutions	$726.7	$685.4	6%	$1,451.2	$1,373.1	6%
PEO and Insurance Services	244.1	155.2	57%	491.1	313.2	57%
Total service revenue	970.8	840.6	15%	1,942.3	1,686.3	15%
Interest on funds held for clients	19.9	18.3	9%	40.4	35.4	14%
Total revenue	990.7	858.9	15%	1,982.7	1,721.7	15%
Combined operating and SG&A expenses	649.0	551.7	18%	1,291.9	1,094.2	18%
Operating income	341.7	307.2	11%	690.8	627.5	10%
Other (expense)/income, net	(4.7)	2.1	n/m	(9.5)	4.4	n/m
Income before income taxes	337.0	309.3	9%	681.3	631.9	8%
Income taxes	78.3	73.5	7%	158.4	152.5	4%
Effective income tax rate	23.2%	23.8%		23.3%	24.1%
Net income	$258.7	$235.8	10%	$522.9	$479.4	9%
Diluted earnings per share	$0.72	$0.65	11%	$1.45	$1.33	9%

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2019, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2019	2018	Change	2019	2018	Change
Average investment balances:
Funds held for clients	$3,726.3	$3,656.2	2%	$3,735.5	$3,675.5	2%
Corporate cash equivalents and investments	788.5	878.9	(10)%	825.2	881.6	(6)%
Total	$4,514.8	$4,535.1	—%	$4,560.7	$4,557.1	—%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.0%	2.0%		2.1%	1.9%
Corporate cash equivalents and investments	1.7%	1.4%		1.9%	1.4%
Combined funds held for clients and corporate cash equivalents and investments	2.0%	1.9%		2.0%	1.8%

Total net realized gains/(losses)	$0.9	$(0.3)		$1.8	$(0.2)

	November 30,	May 31,
$ in millions	2019	2019
Net unrealized gains on available-for-sale securities(1)	$38.7	$19.7
Federal Funds rate(2)	1.75%	2.50%
Total fair value of available-for-sale securities	$2,992.1	$3,620.8
Weighted-average duration of available-for-sale securities in years(3)	3.1	2.9
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.1%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $33.4 million as of December 16, 2019.

(2) The Federal Funds rate was in the range of 1.50% to 1.75% as of November 30, 2019, compared to a range of 2.25% to 2.50% as of May 31, 2019.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”), as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $726.7 million for the second quarter and $1.5 billion for the six months, reflecting an increase in both periods of 6% compared to the same periods last year. The increase was primarily driven by increases in our client base and growth in revenue per client, which improved as a result of higher price realization and increased penetration of our suite of solutions, particularly time and attendance, retirement services, and HR outsourcing. Retirement services revenue also benefited from an increase in asset fee revenue earned on the asset value of participants’ funds.

PEO and Insurance Services revenue: PEO and Insurance Services revenue was $244.1 million for the second quarter and $491.1 million for the six months, reflecting an increase in both periods of 57% compared to the same periods last year. In addition to the acquisition of Oasis, this increase was driven by growth in clients and client worksite employees across our PEO business. Insurance Services revenue benefited from an increase in the number of health and benefit clients and applicants, partially offset by the impact of softness in the workers’ compensation market as state insurance fund rates declined.

Total service revenue: Total service revenue was $970.8 million for the second quarter and $1.9 billion for the six months, reflecting an increase in both periods of 15% compared to the same periods last year. The increase was primarily attributable to the items previously discussed.

Interest on funds held for clients: Interest on funds held for clients was $19.9 million for the second quarter and $40.4 million for the six months, reflecting increases of 9% and 14%, respectively, compared to the same periods last year. The increase resulted from higher realized gains, average investment balances, and average interest rates. Funds held for clients average investment balances were impacted by wage inflation and increases within our client base, partially offset by changes in client base mix and timing of collections and remittances.

Combined operating and SG&A expenses: Total expenses were $649.0 million for the second quarter and $1.3 billion for the six months, reflecting an increase in both periods of 18% compared to the same periods last year. The following table summarizes total combined operating and SG&A expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2019	2018	Change	2019	2018	Change
Compensation-related expenses	$373.0	$333.0	12%	$736.4	$660.7	11%
Depreciation and amortization	55.0	36.8	49%	107.9	72.7	48%
PEO insurance costs	83.7	62.0	35%	173.7	125.7	38%
Other expenses	137.3	119.9	15%	273.9	235.1	16%
Total expenses	$649.0	$551.7	18%	$1,291.9	$1,094.2	18%

Compensation-related expenses increased 12% for the second quarter and 11% for the six months, compared to the same periods last year. The increase in compensation-related expenses was primarily driven by the acquisition of Oasis as well as increased headcount due to investment in technology resources and operations to support the growth in the business. Headcount was approximately 15,700 employees, including Oasis, as of November 30, 2019, compared to approximately 14,600 employees as of November 30, 2018.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and both purchased and internally developed software. Amortization of intangible assets is primarily related to client list acquisitions. The increase in depreciation and amortization expense was primarily driven by the intangible assets recorded for the Oasis acquisition, which are amortized using either straight-line or accelerated methods.

PEO insurance costs include workers’ compensation and minimum premium insurance plan arrangements for various medical, dental, and vision benefits where we retain risk. The acquisition of Oasis, along with the growth in our PEO business, contributed to the increase in PEO insurance costs.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expense growth for the second quarter and the six months was primarily impacted by the acquisition of Oasis and by continued investment in product development and supporting technology.

Operating income: Operating income was $341.7 million for the second quarter and $690.8 million for the six months, reflecting increases of 11% and 10%, respectively, as compared to the same periods last year. The changes in operating income were attributable to the factors previously discussed. Operating margin was 34.5% for the second quarter and 34.8% for the six months, compared to 35.8% and 36.4% for the respective prior year periods. EBITDA(1) increased 16% to $398.8 million for the second quarter and 14% to $801.8 million for the six months. EBITDA margin(1) was 40% for both the second quarter and the six months, consistent with respective prior year periods.

(1) EBITDA and EBITDA margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of net income.

Other (expense)/income, net: Other (expense)/income, net primarily represents interest expense incurred on our debt instruments, netted against earnings from our cash and cash equivalents and investments in available-for-sale securities. Investment income does not include interest on funds held for clients, which is included in total revenue. We recognized $4.7 million and $9.5 million of other expense, net, for the second quarter and the six months, respectively, which was driven by interest expense related to our long-term borrowings and a decrease in average corporate investment balances. The interest expense related to our long-term borrowings was $8.3 million and $16.6 million for the second quarter and the six months, respectively. The decrease in average corporate investment balances was due to funds used for stock repurchases over the past twelve months, higher dividend payments, and acquisitions. For the three and six months ended November 30, 2018, we recognized other income, net, of $2.1 million and $4.4 million, respectively.

Income taxes: Our effective income tax rate was 23.2% for the second quarter and 23.3% for the six months, compared to 23.8% and 24.1% for the respective prior year periods. The effective income tax rates in these periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. In addition, the effective income tax rate for the six months ended November 30, 2018 included discrete tax expense related to the revaluation of deferred tax balances for legislative updates.

Net income and diluted earnings per share: Net income was $258.7 million for the second quarter and $522.9 million for the six months, reflecting increases of 10% and 9%, respectively, compared to the same periods last year. Diluted earnings per share was $0.72 per share for the second quarter and $1.45 per share for the six months, reflecting increases of 11% and 9%, respectively, compared to the same periods last year. These fluctuations were attributable to the factors previously discussed. Adjusted net income, a non-GAAP measure, was $253.8 million for the second quarter and $511.4 million for the six months, reflecting increases of 8% and 7%, respectively, compared to the same periods last year. Adjusted diluted earnings per share, a non-GAAP measure, was $0.70 per share for the second quarter and $1.42 per share for the six months, both reflecting an increase of 8% compared to the same periods last year. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and EBITDA are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,

$ in millions	2019(1)	2018	Change	2019	2018	Change
Net income	$258.7	$235.8	10%	$522.9	$479.4	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(4.9)	(0.5)		(11.5)	(3.8)
Revaluation of net deferred tax liabilities (3)	—	—		—	1.7
Total non-GAAP adjustments	(4.9)	(0.5)		(11.5)	(2.1)
Adjusted net income	$253.8	$235.3	8%	$511.4	$477.3	7%

Diluted earnings per share	$0.72	$0.65	11%	$1.45	$1.33	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(0.01)	—		(0.03)	(0.01)
Revaluation of net deferred tax liabilities (3)	—	—		—	—
Total non-GAAP adjustments	(0.01)	—		(0.03)	(0.01)
Adjusted diluted earnings per share	$0.70	$0.65	8%	$1.42	$1.32	8%

Net income	$258.7	$235.8	10%	$522.9	$479.4	9%
Non-GAAP adjustments:
Interest expense/(income), net	6.8	(2.0)		12.6	(4.3)
Income taxes	78.3	73.5		158.4	152.5
Depreciation and amortization expense	55.0	36.8		107.9	72.7
Total non-GAAP adjustments	140.1	108.3		278.9	220.9
Earnings before interest, taxes, depreciation and amortization	$398.8	$344.1	16%	$801.8	$700.3	14%

(1) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

(2) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3) One-time tax charge that was recognized during the three months ended August 31, 2018 as a result of updated guidance on Internal Revenue Code Section 162(m). This event is not expected to recur.

In addition to reporting net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted net income, adjusted diluted earnings per share, EBITDA, and EBITDA margin (EBITDA as a percentage of total revenue), which are non-GAAP measures. We believe these additional measures are indicators of the performance of our core business operations period over period. Adjusted net income, adjusted diluted earnings per share, EBITDA, and EBITDA margin are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered as a substitute for the U.S. GAAP measures of net income and diluted earnings per share, and therefore should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of November 30, 2019 remained strong with cash, restricted cash, and total corporate investments of $707.8 million. Total short-term and long-term borrowings, net of debt issuance costs were $847.9 million as of November 30, 2019. We believe that our investments in an unrealized loss position as of November 30, 2019 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date to indicate any other-than-temporary impairment. We anticipate that cash, restricted cash, and total corporate investments as of November 30, 2019, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

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

On July 31, 2019, we entered into a credit agreement with a group of lenders led by JPM which established a new $1.0 billion five-year unsecured revolving credit facility (“2019 credit facility”). This revolving credit facility replaced our predecessor $1.0 billion five-year unsecured revolving credit facility that was entered into on August 5, 2015 (“2015 predecessor credit facility”) and which was terminated on July 31, 2019. Refer to our Current Report on Form 8-K filed with the SEC on August 1, 2019 for additional details.

For all credit facilities, obligations under any facility are guaranteed by us and certain of our subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings under this credit facility as of November 30, 2019. Details of borrowings under this 2019 credit facility and the 2015 predecessor credit facility during the second quarter and six months, and the respective prior year periods are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	10	4	16	10
Maximum amount borrowed	$694.0	$483.0	$694.0	$483.0
Weighted-average amount borrowed	$398.4	$389.8	$357.1	$285.7
Weighted-average interest rate	4.99%	5.12%	5.09%	5.06%

We typically borrow on an overnight basis and only borrowed on an overnight basis during the second quarter, six months, and the respective prior year periods.

JPM $500 Million Credit Facility: There were no borrowings under this credit facility as of November 30, 2019. Details of borrowings under this credit facility during the second quarter and six months, and the respective prior year periods are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	14	3	24	7
Maximum amount borrowed	$400.0	$135.5	$450.0	$223.0
Weighted-average amount borrowed	$305.0	$83.0	$342.8	$111.8
Weighted-average interest rate	3.15%	5.25%	3.21%	5.07%

We typically borrow on an overnight basis. In addition to overnight borrowings, during the second quarter and six months we borrowed:

•$400.0 million for ten days at a weighted-average LIBOR-based interest rate of 3.00%;

•$ 64.0 million for three days at a weighted-average interest rate of 4.75%.

In addition, during the six months, we borrowed:

•$450.0 million for eight days at a weighted-average LIBOR-based interest rate of 3.00%.

We only borrowed on an overnight basis during the respective prior year periods.  Subsequent to November 30, 2019, we borrowed three times, on an overnight basis, $168.2 million on a weighted-average basis under this line.

PNC $150 Million Credit Facility: As of November 30, 2019, we had $51.3 million outstanding under this credit facility which remains outstanding as of the date of this report. Details of borrowings under this credit facility during the second quarter and six months, and the respective prior year periods are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
$ in millions	2019	2018	2019	2018
Number of days borrowed	91	91	179	179
Maximum amount borrowed	$56.7	$57.7	$56.7	$57.7
Weighted-average amount borrowed	$54.3	$57.3	$54.6	$56.6
Weighted-average interest rate	2.74%	2.68%	2.90%	2.61%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We were in compliance with all of these covenants as of November 30, 2019.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Long-term financing: On March 13, 2019, we borrowed $800.0 million through the issuance of long-term private placement debt to replace short-term borrowings under our JPM credit facilities used to fund the acquisition of Oasis. Long-term debt, at amortized cost, consisted of the following:

November 30,
In millions	2019
Senior Notes, Series A	$400.0
Senior Notes, Series B	400.0
Total long-term borrowings	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.4)
Long-term borrowings, net of debt issuance costs	$796.6

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.16%	4.32%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

Letters of credit: As of November 30, 2019, we had irrevocable standby letters of credit outstanding totaling $147.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 31, 2019 and November 30, 2020. No amounts were outstanding on these letters of credit during the second quarter or the six months, or as of November 30, 2019.

Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $8.5 million of capital assets as of November 30, 2019. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of November 30, 2019, we have contributed approximately $7.1 million of the total funding commitment.

In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. We have also entered into indemnification agreements with our officers and directors, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us.

We currently self-insure the deductible portion of various insured exposures under certain corporate employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2019. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of November 30, 2019.

Operating Cash Flow Activities

	For the six months ended
	November 30,
In millions	2019	2018
Net income	$522.9	$479.4
Non-cash adjustments to net income	243.4	225.3
Cash used in operating assets and liabilities	(201.7)	(207.5)
Net cash provided by operating activities	$564.6	$497.2

The increase in our operating cash flows for the six months, compared to the same period last year, was the result of higher net income and non-cash adjustments. The increase in non-cash adjustments was primarily due to higher amortization expense of intangible assets related to the acquisition of Oasis, partially offset by a lower provision for deferred income taxes.

Investing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2019	2018
Net change in purchases and sales/maturities of available-for-sale securities	$629.3	$115.5
Purchases of property and equipment	(59.9)	(60.8)
Purchases of other assets	(4.2)	(1.0)
Net cash provided by investing activities	$565.2	$53.7

Purchases and sales/maturities of available-for-sale securities: Available-for-sale securities include funds held for clients and corporate investments. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q.

Fluctuations in the net change in purchases and sales/maturities are largely due to timing within the client funds portfolio. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Specific timing impacting cash flows for the six months and respective prior year period are discussed further in the “Financing Cash Flow Activities” section which follows.

Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions, except per share amounts	2019	2018
Net change in client fund obligations	$(88.0)	$(1,017.6)
Net proceeds from short-term borrowings	51.3	57.3
Dividends paid	(444.3)	(402.7)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	7.9	12.2
Net cash used in financing activities	$(645.0)	$(1,383.6)
Cash dividends per common share	$1.24	$1.12

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

The six months and the respective prior year period both reflected a net cash outflow resulting from the net change in client fund obligations.  Client fund obligation balances can be significantly impacted by the timing of the period end and overall trends in client fund balances. November 30, 2019 fell on a Saturday, the day after a significant payment day for direct pay funds, and May 31, 2019 fell on a Friday. As a result, timing impacts were not as significant as in the prior year when November 30, 2018 was on a Friday but May 31, 2018 was on a Thursday, a significant collections day. Funds collected on May 31, 2018 were then paid out on Friday, June 1, 2018 impacting the cash outflows reported in the prior year period.

Dividends paid: The increase in dividend payments for the six months compared to the corresponding period last year is primarily due to an 11% increase in our dividend rate beginning in May 2019, offset slightly by the impact of repurchases of our common stock. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the “Board”).

Repurchases of common stock: In May 2019, our Board approved a program to repurchase up to $400.0 million of our common stock, with authorization expiring in May 2022. During the six months, we repurchased 2.0 million shares for $171.9 million. During the respective prior year period, we repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired. As of November 30, 2019, approximately $228.1 million remains available under the May 2019 approved common stock repurchase program.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds - including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds - along with U.S. government agency and treasury securities, corporate bonds, and asset-backed securities. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During the six months, our primary short-term investment vehicles were money market securities, bank demand and time deposit accounts, and U.S. government agency and treasury securities. We have no exposure to high-risk or illiquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 2.0% compared with 1.8% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time earnings will decrease from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of November 30, 2019 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of November 30, 2019 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2019
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$336.9	$337.8
Due after one year through three years	797.0	806.7
Due after three years through five years	937.0	953.0
Due after five years	882.5	894.6
Total	$2,953.4	$2,992.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2019, the Federal Funds rate was in the range of 1.50% to 1.75%. The Federal Reserve has reduced the Federal Funds rate by 25 basis points three times in fiscal 2020 after periodically raising the rate from December 2015 through May 2019.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $4.9 billion for fiscal 2020. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in available-for-sale securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized gains of $38.7 million as of November 30, 2019 and $19.7 million as of May 31, 2019. During the six months, the net unrealized gain on our investment portfolios ranged from $19.8 million to $57.3 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolios was approximately $33.4 million as of December 16, 2019.

As of November 30, 2019 and May 31, 2019, we had $3.0 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.1% as of November 30, 2019 and as of May 31, 2019. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of November 30, 2019, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of November 30, 2019 were not other-than-temporarily impaired. While $421.3 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $1.9 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A majority of the securities in an unrealized loss position as of November 30, 2019 and May 31, 2019 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of November 30, 2019, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal control over financial reporting to determine whether any change occurred during the quarter ended November 30, 2019. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended November 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	101.INS	XBRL instance document.
	101.SCH	XBRL taxonomy extension schema document.
	101.CAL	XBRL taxonomy extension calculation linkbase document.
	101.LAB	XBRL taxonomy label linkbase document.
	101.PRE	XBRL taxonomy extension presentation linkbase document.
	101.DEF	XBRL taxonomy extension definition linkbase document.

* Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	December 20, 2019	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 20, 2019	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	December 20, 2019	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)