Form 10-Q
period 2020-02-29
PAYCHEX INC
filed 2020-03-27
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

As of February 29, 2020, 358,715,435 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
Revenue:
Management Solutions	$850.0	$801.6	$2,301.2	$2,174.7
PEO and Insurance Solutions	271.5	245.8	762.6	559.0
Total service revenue	1,121.5	1,047.4	3,063.8	2,733.7
Interest on funds held for clients	21.2	23.0	61.6	58.4
Total revenue	1,142.7	1,070.4	3,125.4	2,792.1
Expenses:
Operating expenses	340.3	325.3	989.1	855.7
Selling, general and administrative expenses	332.3	315.8	975.4	879.6
Total expenses	672.6	641.1	1,964.5	1,735.3
Operating income	470.1	429.3	1,160.9	1,056.8
Other (expense)/income, net	(5.9)	(3.7)	(15.4)	0.7
Income before income taxes	464.2	425.6	1,145.5	1,057.5
Income taxes	109.7	101.0	268.1	253.5
Net income	$354.5	$324.6	$877.4	$804.0

Other comprehensive income, net of tax	33.6	28.1	45.1	16.9
Comprehensive income	$388.1	$352.7	$922.5	$820.9

Basic earnings per share	$0.99	$0.90	$2.45	$2.24
Diluted earnings per share	$0.98	$0.90	$2.43	$2.22
Weighted-average common shares outstanding	358.5	359.2	358.5	359.1
Weighted-average common shares outstanding, assuming dilution	361.0	361.6	361.1	361.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 29,	May 31,
	2020	2019
Assets
Cash and cash equivalents	$780.0	$673.6
Restricted cash	59.3	50.6
Corporate investments	73.8	39.0
Interest receivable	26.1	27.4
Accounts receivable, net of allowance for doubtful accounts	436.3	420.5
PEO unbilled receivables, net of advance collections	384.6	406.3
Prepaid income taxes	23.6	22.6
Prepaid expenses and other current assets	250.0	233.9
Current assets before funds held for clients	2,033.7	1,873.9
Funds held for clients	4,355.7	3,803.8
Total current assets	6,389.4	5,677.7
Long-term restricted cash	7.1	6.5
Long-term corporate investments	10.2	10.2
Property and equipment, net of accumulated depreciation	403.8	408.7
Operating lease right-of-use assets, net of accumulated amortization	124.3	—
Intangible assets, net of accumulated amortization	348.0	399.1
Goodwill	1,789.8	1,782.6
Long-term deferred costs	366.5	366.3
Other long-term assets	27.8	24.9
Total assets	$9,466.9	$8,676.0
Liabilities
Accounts payable	$67.7	$75.9
Accrued corporate compensation and related items	115.0	146.4
Accrued worksite employee compensation and related items	567.9	578.6
Short-term borrowings	51.2	—
Deferred revenue	38.8	40.3
Other current liabilities	277.1	219.5
Current liabilities before client fund obligations	1,117.7	1,060.7
Client fund obligations	4,272.0	3,784.3
Total current liabilities	5,389.7	4,845.0
Accrued income taxes	32.6	27.3
Deferred income taxes	232.7	223.1
Long-term borrowings, net of debt issuance costs	796.7	796.4
Operating lease liabilities	105.1	13.0
Other long-term liabilities	150.3	151.7
Total liabilities	6,707.1	6,056.5
Commitments and contingencies — Note N
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 358.7 shares as of February 29, 2020 and 359.3 shares as of May 31, 2019	3.6	3.6
Additional paid-in capital	1,277.7	1,206.3
Retained earnings	1,433.3	1,409.5
Accumulated other comprehensive income	45.2	0.1
Total stockholders’ equity	2,759.8	2,619.5
Total liabilities and stockholders’ equity	$9,466.9	$8,676.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 29, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	877.4	—	877.4
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	48.4	48.4
Cash dividends declared ($1.86 per share)	—	—	—	(666.8)	—	(666.8)
Repurchases of common shares	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	36.5	—	—	36.5
Foreign currency translation adjustment	—	—	—	—	(3.3)	(3.3)
Activity related to equity-based plans	1.4	—	38.6	(18.6)	—	20.0
Balance as of February 29, 2020	358.7	$3.6	$1,277.7	$1,433.3	$45.2	$2,759.8

	For the three months ended February 29, 2020
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4
Net income	—	—	—	354.5	—	354.5
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	34.1	34.1
Cash dividends declared ($0.62 per share)	—	—	—	(222.5)	—	(222.5)
Stock-based compensation costs	—	—	12.7	—	—	12.7
Foreign currency translation adjustment	—	—	—	—	(0.5)	(0.5)
Activity related to equity-based plans	0.3	—	12.2	(0.1)	—	12.1
Balance as of February 29, 2020	358.7	$3.6	$1,277.7	$1,433.3	$45.2	$2,759.8

	For the nine months ended February 28, 2019
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$1,262.6	$(36.2)	$2,356.8
Net income	—	—	—	804.0	—	804.0
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	22.2	22.2
Cash dividends declared ($1.68 per share)	—	—	—	(603.9)	—	(603.9)
Repurchases of common shares	(0.5)	—	(0.8)	(32.0)	—	(32.8)
Stock-based compensation costs	—	—	33.6	—	—	33.6
Foreign currency translation adjustment	—	—	—	—	(5.3)	(5.3)
Activity related to equity-based plans	0.9	—	28.3	(4.9)	—	23.4
Balance as of February 28, 2019	359.4	$3.6	$1,187.9	$1,425.8	$(19.3)	$2,598.0

	For the three months ended February 28, 2019
Balance as of November 30, 2018	359.1	$3.6	$1,165.7	$1,302.6	$(47.4)	$2,424.5
Net income	—	—	—	324.6	—	324.6
Unrealized gains on securities, net of reclassification adjustment and tax	—	—	—	—	27.4	27.4
Cash dividends declared ($0.56 per share)	—	—	—	(201.2)	—	(201.2)
Stock-based compensation costs	—	—	10.8	—	—	10.8
Foreign currency translation adjustment	—	—	—	—	0.7	0.7
Activity related to equity-based plans	0.3	—	11.4	(0.2)	—	11.2
Balance as of February 28, 2019	359.4	$3.6	$1,187.9	$1,425.8	$(19.3)	$2,598.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 29,	February 28,
	2020	2019
Operating activities
Net income	$877.4	$804.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on property and equipment and intangible assets	158.0	125.7
Amortization of premiums and discounts on available-for-sale securities, net	30.7	38.8
Amortization of deferred contract costs	139.1	134.8
Stock-based compensation costs	36.5	33.6
(Benefit)/provision for deferred income taxes	(7.7)	10.7
Provision for allowance for doubtful accounts	6.0	2.1
Net realized (gains)/losses on sales of available-for-sale securities	(2.4)	0.1
Changes in operating assets and liabilities:
Interest receivable	1.3	8.5
Accounts receivable and PEO unbilled receivables, net	0.1	(110.2)
Prepaid expenses and other current assets	(15.6)	8.4
Accounts payable and other current liabilities	(26.5)	108.4
Deferred costs	(141.4)	(134.1)
Net change in other long-term assets and liabilities	(2.3)	(8.0)
Net change in operating lease right-of-use assets and liabilities	(0.5)	—
Net cash provided by operating activities	1,052.7	1,022.8
Investing activities
Purchases of available-for-sale securities	(21,852.6)	(26,247.6)
Proceeds from sales and maturities of available-for-sale securities	22,323.4	26,784.6
Purchases of property and equipment	(91.9)	(88.0)
Acquisition of businesses, net of cash acquired	(6.3)	(984.1)
Purchases of other assets	(8.2)	(3.5)
Net cash provided by/(used in) investing activities	364.4	(538.6)
Financing activities
Net change in client fund obligations	487.7	680.5
Net proceeds from short-term borrowings	51.2	53.6
Proceeds from borrowings to fund acquisition	—	800.0
Dividends paid	(666.8)	(603.9)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	20.0	23.4
Net cash (used in)/provided by financing activities	(279.8)	920.8
Net change in cash, cash equivalents, restricted cash and restricted cash equivalents	1,137.3	1,405.0
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	935.2	2,300.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$2,072.5	$3,705.5

Reconciliation of cash, cash equivalents, restricted cash and restricted cash equivalents to the Consolidated Balance Sheets:
Cash and cash equivalents	$780.0	$696.4
Restricted cash	66.4	134.4
Restricted cash and restricted cash equivalents included in funds held for clients	1,226.1	2,874.7
Total cash, cash equivalents, restricted cash and restricted cash equivalents	$2,072.5	$3,705.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 29, 2020

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. The Company also generates revenue within Europe, which represented approximately one percent of the Company’s total revenue for both the three and nine months ended February 29, 2020 and February 28, 2019. Long-lived assets in Europe were approximately five percent of total long-lived assets of the Company as of both February 29, 2020 and May 31, 2019.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2019 (“fiscal 2019”). Operating results and cash flows for the nine months ended February 29, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2020 (“fiscal 2020”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure certain workers’ compensation policies.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $12.1 million and $7.5 million as of February 29, 2020 and May 31, 2019, respectively. These balances include: trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $98.7 million and $94.5 million as of February 29, 2020 and May 31, 2019, respectively. Purchased receivables were $349.7 million and $333.5 million as of February 29, 2020 and May 31, 2019, respectively. Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 29, 2020 and May 31, 2019, advance collections included in PEO unbilled receivables, net of advance collections were $8.1 million and $4.2 million, respectively.

PEO insurance reserves: As part of the PEO solution, the Company offers workers’ compensation insurance and health insurance for the benefit of client employees. Workers’ compensation insurance is provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims.

The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies is $1.0 million for the annual fiscal period ending May 31, 2020. For the annual fiscal period ended May 31, 2019, the Company’s maximum individual claims liability ranged from $0.5 million to $1.0 million under its PEO workers’ compensation insurance policies.

The Company offers minimum premium insurance plan arrangements for certain of its PEO clients for various medical benefits and self-insured plans for dental and vision benefits.  The Company establishes insurance reserves to provide for the payment of claims in accordance with its service contract with the carriers.  The Company’s maximum individual claims liability was $0.3 million under its policies during both the annual fiscal periods ending May 31, 2020 and ended May 31, 2019.

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

Leases: On June 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). As a result of this adoption, the following accounting policies were implemented or changed.

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

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment, and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during the nine months ended February 29, 2020.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options and restricted stock awards. In addition, the Company has issued stock-based awards to employees consisting of restricted stock units, performance shares, performance-based restricted stock, performance-based restricted stock units, and performance-based stock options. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $12.7 million and $36.5 million for the three and nine months ended February 29, 2020, respectively, as compared with $10.8 million and $33.6 million for the three and nine months ended February 28, 2019, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s fiscal 2019 Form 10-K.

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

Recently issued accounting pronouncements: In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08 “Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements - Share-Based Consideration Payable to a Customer.” ASU No. 2019-08 amends and clarifies ASU No. 2018-07, which was adopted by the Company on June 1, 2019, to require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. For entities that have already adopted the amendments in ASU No. 2018-07, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020. The adoption of this guidance will not have a material impact on the consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” ASU No. 2019-04 was issued as part of the FASB’s ongoing project to improve upon its Accounting Standards Codification (“ASC”), and to clarify and improve areas of guidance related to recently issued standards on credit losses, hedging, and recognition and measurement. This guidance contains several effective dates but is applicable to the Company’s fiscal year beginning June 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.” ASU No. 2018-18 was issued to resolve the diversity in practice concerning the manner in which entities account for transactions based on their assessment of the economics of a collaborative arrangement. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020. The adoption of this guidance will not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU No. 2018-13 modifies the disclosure requirements in Topic 820, “Fair Value Measurement,” based on the FASB Concepts Statement, “Conceptual Framework for Financial Reporting – Chapter 8: Notes to Financial Statements,” including consideration of costs and benefits. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2020. The adoption of this guidance will not have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments.” ASU No. 2017-04 establishes a one-step process for testing goodwill for a decrease in value, requiring a goodwill impairment loss to be measured as the excess of the reporting unit’s carrying amount over its fair value. The guidance eliminates the second step of the current two-step process that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill with the goodwill’s carrying amount. This guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. Early adoption is permitted for interim or annual impairment tests after January 1, 2017. This guidance is applicable to the Company's fiscal year beginning June 1, 2020. The Company has completed its assessment of the adoption of this guidance, including changes to internal controls, and it will not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU No. 2016-13 as amended by subsequent ASUs on the topic and commonly referred to as the current expected credit loss (“CECL”) model, requires an entity to measure expected credit losses for financial assets held at the reporting date based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. It also requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses. This guidance is effective for public business entities for annual periods beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company's fiscal year beginning June 1, 2020 and will be adopted using the modified retrospective approach through a cumulative-effect adjustment to retained earnings.

The Company has formed a CECL implementation group (“CIG”) to manage the overall implementation of this guidance. The CIG has substantially completed its evaluation of the impact of the new guidance on its business processes, systems, and controls and is currently developing financial models that will determine the expected credit losses to its accounts receivable, PEO unbilled receivables, and available-for-sale debt securities. The Company will begin testing these new processes during the fiscal quarter ending May 31, 2020 and will estimate the possible impacts, if any, to its consolidated financial statements at that time. The extent of any changes in credit losses will depend upon the size, composition and credit quality of the Company’s accounts receivable, PEO unbilled receivables, and investment portfolios at the date of adoption and the macroeconomic conditions and forecasts at that date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the nine months ended February 29, 2020 did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the promised services are transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenue is recognized when commissions are earned on premiums billed and collected. The Company’s contracts generally have a term of 30 days as they are cancellable at any time by either party with 30 days’ notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

Based upon similar operational and economic characteristics, the Company’s service revenue is disaggregated by Management Solutions and PEO and Insurance Solutions as reported in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company believes these revenue categories depict how the nature, amount, timing, and uncertainty of its revenue and cash flows are affected by economic factors.

The following table, consistent with the Consolidated Statements of Income and Comprehensive Income, disaggregates service revenue by Management Solutions and PEO and Insurance Solutions:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2020	2019	2020	2019
Management Solutions	$850.0	$801.6	$2,301.2	$2,174.7
PEO and Insurance Solutions	271.5	245.8	762.6	559.0
Total service revenue	$1,121.5	$1,047.4	$3,063.8	$2,733.7

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries, Paychex Business Solutions, LLC, Oasis Outsourcing Group Holdings, L.P. (“Oasis”), and HR Outsourcing Holdings, Inc. (“HROi”), and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. Pass-through costs for payroll wages and payroll taxes were $5.6 billion and $4.7 billion for the three months ended February 29, 2020 and February 28, 2019, respectively, which includes costs related to state unemployment insurance of $47.2 million and $46.3 million, respectively. Pass-through costs for payroll wages and payroll taxes were $15.9 billion and $9.2 billion for the nine months ended February 29, 2020 and February 28, 2019, respectively, which includes costs related to state unemployment insurance of $73.9 million and $59.7 million, respectively. For guaranteed cost benefit plans where the Company does not retain risk, revenues are recorded net of the premiums paid to the insurance carrier. For the three months ended February 29, 2020 and February 28, 2019, the pass-through costs related to the Company’s guaranteed cost benefit plans were $159.0 million and $139.4 million, respectively. For the nine months ended February 29, 2020 and February 28, 2019, the pass-through costs related to the Company’s guaranteed cost benefit plans were $489.8 million and $294.5 million, respectively. For workers’ compensation and certain benefit plans where the Company retains risk, revenues and costs are recorded on a gross basis.

Insurance solutions are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Insurance Solutions revenue reflects commissions earned on insurance services premiums billed and is recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

Contract Balances

The timing of revenue recognition for Management Solutions and PEO and Insurance Solutions is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes these as future services are provided, over approximately three years to four years.

Changes in deferred revenue related to material right performance obligations that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2020	2019	2020	2019
Balance, beginning of period	$45.1	$46.0	$45.7	$46.4
Deferral of revenue	7.4	7.7	20.3	20.9
Recognition of unearned revenue	(7.4)	(7.6)	(20.9)	(21.2)
Balance, end of period	$45.1	$46.1	$45.1	$46.1

Deferred revenue related to material right performance obligations is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. The Company expects to recognize an additional $6.7 million of deferred revenue related to material right performance obligations in the remainder of fiscal 2020, $20.2 million of such deferred revenue during its fiscal year ending May 31, 2021, and $18.2 million of such deferred revenue thereafter.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in operating and selling, general, and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 29, 2020 or February 28, 2019.

Changes in deferred costs to obtain and fulfill contracts were as follows:

	For the three months ended February 29, 2020
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$456.9	$49.4	$(40.7)	$465.6
Costs to fulfill a contract	$66.4	$6.7	$(6.0)	$67.1

	For the nine months ended February 29, 2020
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$464.3	$122.7	$(121.4)	$465.6
Costs to fulfill a contract	$66.1	$18.7	$(17.7)	$67.1

	For the three months ended February 28, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$447.3	$47.9	$(39.6)	$455.6
Costs to fulfill a contract	$65.8	$5.9	$(5.7)	$66.0

	For the nine months ended February 28, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$455.0	$118.2	$(117.6)	$455.6
Costs to fulfill a contract	$65.4	$17.8	$(17.2)	$66.0

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions, except per share amounts	2020	2019	2020	2019
Basic earnings per share:
Net income	$354.5	$324.6	$877.4	$804.0
Weighted-average common shares outstanding	358.5	359.2	358.5	359.1
Basic earnings per share	$0.99	$0.90	$2.45	$2.24
Diluted earnings per share:
Net income	$354.5	$324.6	$877.4	$804.0
Weighted-average common shares outstanding	358.5	359.2	358.5	359.1
Dilutive effect of common share equivalents	2.5	2.4	2.6	2.5
Weighted-average common shares outstanding, assuming dilution	361.0	361.6	361.1	361.6
Diluted earnings per share	$0.98	$0.90	$2.43	$2.22
Weighted-average anti-dilutive common share equivalents	0.6	0.6	0.5	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

For both the three months ended February 29, 2020 and February 28, 2019, 0.3 million shares of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards. For the nine months ended February 29, 2020 and February 28, 2019, 1.4 million shares and 0.9 million shares, respectively, of the Company’s common stock were issued in connection with the exercise or vesting of stock-based awards.

In May 2019, the Company announced that its Board approved a program to repurchase up to $400.0 million of its common stock, with authorization expiring on May 31, 2022. No shares were repurchased during the three months ended February 29, 2020 or February 28, 2019. During the nine months ended February 29, 2020, the Company repurchased 2.0 million shares for $171.9 million. During the nine months ended February 28, 2019, the Company repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired.

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

The Company accounted for the acquisition as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, “Business Combinations.” The acquired assets and liabilities of Oasis were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The purchase accounting was finalized during the three months ended February 29, 2020.

The following acquisition-date fair values were assigned to the acquired net assets (amounts in millions):

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

Pro Forma Financial Results (Unaudited)

The following table summarizes the Company’s unaudited pro forma operating results for the three and nine months ended February 28, 2019 as if the acquisition of Oasis had been consummated as of June 1, 2017. The following pro forma information does not include the impact of any costs incurred to integrate Oasis’ operations:

	For the three months ended	For the nine months ended
	February 28,	February 28,
	2019	2019
Revenues	$1,091.4	$2,977.6
Net income	$322.8	$791.3

The unaudited pro forma operating results have been calculated after applying the Company’s accounting policies and include the acquisition of Oasis adjusted, net of tax, for depreciation and amortization expense resulting from the determination of fair values of the acquired property and equipment and amortizable intangible assets, the inclusion of interest expense related to borrowings used to fund the acquisition, the amortization of debt issuance costs related to the permanent financing of debt, the elimination of interest income related to available cash used for the acquisition, and the elimination of Oasis’ interest expense related to debt not assumed in the acquisition. Since the pro forma financial results assume the acquisition was consummated on June 1, 2017, the unaudited pro forma operating results for the nine months ended February 28, 2019 excluded $2.7 million ($2.0 million, net of tax) of costs incurred by the Company related to the acquisition of Oasis.

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

Note E: Other (Expense)/Income, Net

Other (expense)/income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2020	2019	2020	2019
Interest income on corporate investments	$3.1	$3.1	$10.9	$9.1
Interest expense	(9.3)	(6.7)	(29.7)	(8.4)
Other	0.3	(0.1)	3.4	—
Other (expense)/income, net	$(5.9)	$(3.7)	$(15.4)	$0.7

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	February 29, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$1,226.1	$—	$—	$1,226.1
Available-for-sale securities:
Asset-backed securities	68.0	1.1	—	69.1
Corporate bonds	667.6	24.0	—	691.6
General obligation municipal bonds	741.8	16.9	—	758.7
Pre-refunded municipal bonds(1)	21.9	0.3	—	22.2
Revenue municipal bonds	586.9	14.5	—	601.4
U.S. government agency and treasury securities	866.2	27.3	—	893.5
Variable rate demand notes	149.9	—	—	149.9
Total available-for-sale securities	3,102.3	84.1	—	3,186.4
Other	25.6	2.0	(0.4)	27.2
Total funds held for clients and corporate investments	$4,354.0	$86.1	$(0.4)	$4,439.7

	May 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$204.5	$—	$—	$204.5
Available-for-sale securities:
Asset-backed securities	5.3	—	—	5.3
Corporate bonds	442.1	5.3	(0.9)	446.5
General obligation municipal bonds	840.6	7.5	(0.3)	847.8
Pre-refunded municipal bonds(1)	25.6	0.2	—	25.8
Revenue municipal bonds	545.4	4.7	(0.2)	549.9
U.S. government agency and treasury securities	612.5	4.7	(1.3)	615.9
Variable rate demand notes	1,129.6	—	—	1,129.6
Total available-for-sale securities	3,601.1	22.4	(2.7)	3,620.8
Other	26.3	1.7	(0.3)	27.7
Total funds held for clients and corporate investments	$3,831.9	$24.1	$(3.0)	$3,853.0

(1) Pre-refunded municipal bonds are secured by an escrow fund of U.S. government obligations.

Included in funds held for clients' money market securities and other cash equivalents as of February 29, 2020 and May 31, 2019 were bank demand deposit accounts, commercial paper, and money market funds. In addition, as of February 29, 2020, certain U.S. government agency and treasury securities with maturities of 90 days or less at acquisition and time deposits were included in funds held for clients' money market securities and other cash equivalents.

Classification of funds held for clients and investments on the Consolidated Balance Sheets is as follows:

	February 29,	May 31,
In millions	2020	2019
Funds held for clients	$4,355.7	$3,803.8
Corporate investments	73.8	39.0
Long-term corporate investments	10.2	10.2
Total funds held for clients and corporate investments	$4,439.7	$3,853.0

Funds held for clients’ money market securities and other cash equivalents is collected from clients before due dates for payroll tax administration services and employee payment services, and is invested until remitted to the applicable tax or regulatory agencies or client employees. Based upon the Company’s intent and its contractual obligation to clients, these funds are considered restricted until they are remitted to fund these client obligations.

The Company’s available-for-sale securities reflected net unrealized gains of $84.1 million and $19.7 million as of February 29, 2020 and May 31, 2019, respectively. Included in the net unrealized gain totals as of February 29, 2020 and May 31, 2019 were two and 269 available-for-sale securities in an unrealized loss position, respectively. The available-for-sale securities with immaterial unrealized losses as of February 29, 2020 included two securities in an unrealized loss position with a fair value totaling $1.4 million for more than twelve months and no securities in an unrealized loss position for less than twelve months. The available-for-sale securities in an unrealized loss position as of May 31, 2019 were as follows:

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

The Company regularly reviews its investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of February 29, 2020 that had immaterial gross unrealized losses were not other-than-temporarily impaired. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. All of the securities in an unrealized loss position as of February 29, 2020 held an A rating and all of the securities in an unrealized loss position as of May 31, 2019 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments, including those developments related to COVID-19, or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2020	2019	2020	2019
Realized gains	$0.6	$0.4	$2.4	$0.5
Realized losses	—	(0.3)	—	(0.6)
Net realized gains/(losses)	$0.6	$0.1	$2.4	$(0.1)

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 29, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2020

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$332.6	$333.9
Due after one year through three years	782.2	798.2
Due after three years through five years	890.2	917.9
Due after five years	1,097.3	1,136.4
Total	$3,102.3	$3,186.4

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 29, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$200.0	$—	$200.0	$—
Time deposits	200.0	—	200.0	—
U.S. government agency and treasury securities	770.9	—	770.9	—
Money market securities	38.7	38.7	—	—
Total restricted and unrestricted cash equivalents	$1,209.6	$38.7	$1,170.9	$—
Available-for-sale securities:
Asset-backed securities	$69.1	$—	$69.1	$—
Corporate bonds	691.6	—	691.6	—
General obligation municipal bonds	758.7	—	758.7	—
Pre-refunded municipal bonds	22.2	—	22.2	—
Revenue municipal bonds	601.4	—	601.4	—
U.S. government agency and treasury securities	893.5	—	893.5	—
Variable rate demand notes	149.9	—	149.9	—
Total available-for-sale securities	$3,186.4	$—	$3,186.4	$—
Other	$27.2	$27.2	$—	$—
Liabilities:
Other long-term liabilities	$26.7	$26.7	$—	$—

	May 31, 2019
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$10.0	$—	$10.0	$—
Money market securities	29.2	29.2	—	—
Total restricted and unrestricted cash equivalents	$39.2	$29.2	$10.0	$—
Available-for-sale securities:
Asset-backed securities	$5.3	$—	$5.3	$—
Corporate bonds	446.5	—	446.5	—
General obligation municipal bonds	847.8	—	847.8	—
Pre-refunded municipal bonds	25.8	—	25.8	—
Revenue municipal bonds	549.9	—	549.9	—
U.S. government agency and treasury securities	615.9	—	615.9	—
Variable rate demand notes	1,129.6	—	1,129.6	—
Total available-for-sale securities	$3,620.8	$—	$3,620.8	$—
Other	$27.7	$27.7	$—	$—
Liabilities:
Other long-term liabilities	$27.0	$27.0	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper, time deposits, and U.S. government agency and treasury securities with a maturity of 90 days or less at acquisition, which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. Available-for-sale securities, including municipal bonds, asset-backed securities, VRDNs, corporate bonds, and U.S. government agency and treasury securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

The Company’s financial liabilities accounted for under historical cost, but for which fair value measurements are periodically determined on a non-recurring basis were as follows:

	February 29, 2020		May 31, 2019
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Long-term borrowings
Senior Notes, Series A	$400.0	$446.0	$400.0	$418.4
Senior Notes, Series B	400.0	456.5	400.0	420.1
Total long-term borrowings	800.0	902.5	800.0	838.5
Less: Debt issuance costs, net of accumulated amortization	(3.3)	(3.3)	(3.6)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.7	$899.2	$796.4	$834.9

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

Note H: Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment and has remaining terms from less than one year up to nine years, with contractual terms expiring from 2020 to 2029. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

$ in millions	February 29, 2020
Operating lease right-of-use assets, net of accumulated amortization	$124.3
Operating lease liabilities, current(1)	37.6
Operating lease liabilities, non-current	105.1

Weighted average remaining lease term (in years)	4.71
Weighted average discount rate	2.06%

(1) The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	For the	For the
	three months ended	nine months ended
In millions	February 29, 2020	February 29, 2020
Fixed payment operating lease expense	$9.7	$29.4
Variable payment operating lease expense	—	—
Short-term lease expense	—	0.2

Fixed payment lease expense was $42.9 million for fiscal 2019.

Supplemental cash flow information related to the Company’s leases were as follows:

For the
nine months ended
In millions	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities	$31.4
Amortization of ROU assets	26.4
ROU assets obtained in exchange for new operating lease liabilities	18.0

Future lease payments are as follows:

	February 29,	May 31,
In millions	2020	2019(1)
2020	$10.0	$37.7
2021	39.5	29.9
2022	31.2	21.3
2023	23.2	13.8
2024	18.4	10.5
Thereafter	27.8	10.7
Total future lease payments	150.1	123.9
Less: imputed interest	7.4	—
Total operating lease liabilities	$142.7	$—
Current portion	$37.6	$—
Non-current portion	$105.1	$—

(1)Presented in accordance with legacy GAAP, ASC Topic 840, Leases.

As of February 29, 2020, the Company has not entered into any lease agreements that have not yet commenced.

Note I: Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	February 29,	May 31,
In millions	2020	2019
Land and improvements	$10.8	$10.8
Buildings and improvements	166.3	162.9
Data processing equipment	225.3	221.6
Software (1)	678.4	626.6
Furniture, fixtures, and equipment	113.8	117.2
Leasehold improvements	106.3	105.4
Construction in progress (1)	37.7	30.3
Total property and equipment, gross	1,338.6	1,274.8
Less: Accumulated depreciation	934.8	866.1
Property and equipment, net of accumulated depreciation	$403.8	$408.7

(1) Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $30.7 million and $95.6 million for the three and nine months ended February 29, 2020, respectively, compared to $32.1 million and $91.7 million for the three and nine months ended February 28, 2019, respectively.

Note J: Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the nine months ended February 29, 2020 is as follows:

February 29,
In millions	2020
Balance, beginning of period	$1,782.6
Changes during the period:
Goodwill acquired	3.9
Acquisition accounting adjustments	4.5
Currency translation adjustment	(1.2)
Balance, end of period	$1,789.8

The Company has certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	February 29,	May 31,
In millions	2020	2019
Client lists	$616.8	$608.2
Other intangible assets	23.2	23.0
Total intangible assets, gross	640.0	631.2
Less: Accumulated amortization	292.0	232.1
Intangible assets, net of accumulated amortization	$348.0	$399.1

Amortization expense relating to intangible assets was $19.4 million and $62.4 million for the three and nine months ended February 29, 2020, respectively, compared to $20.9 million and $34.0 million for the three and nine months ended February 28, 2019, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 29, 2020 or February 28, 2019.

As of February 29, 2020, the estimated amortization expense relating to intangible asset balances for the full year fiscal 2020 and the following four fiscal years is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2020	$79.2
2021	64.5
2022	59.6
2023	55.0
2024	52.5

Note K: Accumulated Other Comprehensive Income/(Loss)

The change in unrealized gains and losses, net of applicable taxes, related to investments in available-for-sale securities and foreign currency translation adjustments are the primary components reported in accumulated other comprehensive income on the Company’s Consolidated Balance Sheets. The changes in accumulated other comprehensive income/(loss) are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2020	2019	2020	2019
Beginning balance	$11.6	$(47.4)	$0.1	$(36.2)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of tax	34.6	27.5	50.2	22.1
Reclassification adjustment for the (gain)/loss on sale of available-for-sale securities realized in net income, net of tax	(0.5)	(0.1)	(1.8)	0.1
Foreign currency translation adjustment	(0.5)	0.7	(3.3)	(5.3)
Total other comprehensive income, net of tax	33.6	28.1	45.1	16.9
Ending balance	$45.2	$(19.3)	$45.2	$(19.3)

Total tax expense included in other comprehensive income	$11.2	$9.1	$16.0	$6.8

Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized gains, net of tax, on the sale of available-for-sale securities are reflected in interest on funds held for clients and other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income.

Note L: Short-term Financing

The Company maintains credit facilities and letters of credit as part of its normal and recurring business operations.

Credit Facilities: The Company maintains three committed, unsecured credit facilities, as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A. ("JPM") (2)	Paychex of New York, LLC ("PoNY")	July 31, 2019	July 31, 2024	$1 Billion	To meet short-term funding requirements.
JPM (2)	PoNY	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association ("PNC")	Paychex Advance, LLC	February 6, 2020	February 6, 2023	$250 Million	To finance working capital needs and general corporate purposes.

(1)Borrower is a wholly owned subsidiary of the Company.

(2)JPM acts as the administrative agent for this syndicated credit facility.

On February 6, 2020, the Company and its subsidiary, Paychex Advance, LLC, entered into a credit agreement with a lender which established a new $250.0 million three-year unsecured revolving credit facility (“2020 credit facility”). Under this new credit facility, Paychex Advance, LLC may borrow at an alternate base rate provided by PNC or at an adjusted LIBOR-based interest rate provided by PNC. This revolving credit facility replaced the Paychex Advance, LLC predecessor $150.0 million four-year unsecured revolving credit facility that was entered into on March 17, 2016 (“2016 predecessor credit facility”) and terminated on February 6, 2020.

On July 31, 2019, the Company and its subsidiary, PoNY, entered into a credit agreement with a group of lenders which established a new $1.0 billion five-year unsecured revolving credit facility (“2019 credit facility”). Under this new credit facility, the Company may borrow at the alternate base rate provided by JPM or at an adjusted LIBOR-based interest rate provided by JPM. This revolving credit facility replaced the Company’s predecessor $1.0 billion five-year unsecured revolving credit facility that was entered into on August 5, 2015 (“2015 predecessor credit facility”) and terminated on July 31, 2019.

For all credit facilities, obligations under any facility are guaranteed by the Company and certain of its subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under the 2019 credit facility as of February 29, 2020 or the 2015 predecessor credit facility as of May 31, 2019. Details of borrowings under the 2019 credit facility and the 2015 predecessor credit facility during the three and nine months ended February 29, 2020 and February 28, 2019 are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	—	71	16	81
Maximum amount borrowed	$—	$400.0	$694.0	$483.0
Weighted-average amount borrowed	$—	$400.0	$357.1	$385.9
Weighted-average interest rate	—%	3.48%	5.09%	3.66%

The Company typically borrows on an overnight basis and only borrowed on an overnight basis during the nine months ended February 29, 2020. There were no borrowings during the three months ended February 29, 2020. During the three and nine months ended February 28, 2019, the Company borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.

JPM $500 Million Credit Facility: There were no borrowings outstanding under this credit facility as of February 29, 2020 or May 31, 2019. Details of borrowings under this credit facility during the three and nine months ended February 29, 2020 and February 28, 2019 are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	3	71	27	78
Maximum amount borrowed	$273.0	$400.0	$450.0	$400.0
Weighted-average amount borrowed	$168.2	$400.0	$323.4	$374.1
Weighted-average interest rate	4.75%	3.48%	3.30%	3.57%

The Company typically borrows on an overnight basis and only borrowed on an overnight basis during the three months ended February 29, 2020. In addition to overnight borrowings, during the nine months ended February 29, 2020, the Company borrowed:

•$400.0 million for ten days at a weighted-average LIBOR-based interest rate of 3.00%;

•$64.0 million for three days at a weighted-average interest rate of 4.75%; and

•$450.0 million for eight days at a weighted-average LIBOR-based interest rate of 3.00%.

During the three and nine months ended February 28, 2019, the Company borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.

PNC $250 Million Credit Facility: As of February 29, 2020, the Company had $51.2 million outstanding under the 2020 credit facility, which remains outstanding as of the date of this report.  There were no borrowings outstanding under the 2016 predecessor credit facility as of May 31, 2019. Details of borrowings under the 2020 credit facility and the 2016 predecessor credit facility during the three and nine months ended February 29, 2020 and February 28, 2019 are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	91	90	270	269
Maximum amount borrowed	$141.3	$58.9	$141.3	$58.9
Weighted-average amount borrowed	$52.3	$57.7	$53.8	$57.0
Weighted-average interest rate	2.55%	2.94%	2.79%	2.72%

All of the Company’s credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 29, 2020.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $147.4 million and $148.9 million as of February 29, 2020 and May 31, 2019, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2020 and February 5, 2021. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 29, 2020 and February 28, 2019, or as of May 31, 2019.

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

Long-term debt, at amortized cost, consisted of the following:

	February 29,	May 31,
In millions	2020	2019
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.3)	(3.6)
Long-term borrowings, net of debt issuance costs	$796.7	$796.4

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.12%	4.29%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

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

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 29, 2020.

Note N: Commitments and Contingencies

Other commitments: The Company enters into various purchase commitments with vendors in the ordinary course of business. The Company had outstanding commitments to purchase approximately $6.8 million and $5.6 million of capital assets as of February 29, 2020 and May 31, 2019, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee benefit plans. The estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Company’s Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 29, 2020. The Company also maintains corporate insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note O: Income Taxes

The Company’s effective income tax rate was 23.6% and 23.7% for the three months ended February 29, 2020 and February 28, 2019, respectively, and 23.4% and 24.0% for the nine months ended February 29, 2020 and February 28, 2019, respectively. The effective income tax rates in these periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. In addition, the effective income tax rate for the nine months ended February 28, 2019 included discrete tax expense related to the revaluation of deferred tax balances for legislative updates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 29, 2020 (the “third quarter”), the nine months ended February 29, 2020 (the “nine months”), the respective prior year periods ended February 28, 2019, and our financial condition as of February 29, 2020. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 29, 2020 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2019 (“fiscal 2019”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “we expect,” “expected to,” “estimates,” “estimated,” “overview,” “outlook,” “guidance,” “we look forward to,” “would equate to,” “projects,” “projections,” “projected,” “projected to be,” “anticipates,” “anticipated,” “we believe,” “believes,” “could be,” “targeting,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

•the possibility of failure of our operating facilities, computer systems, or communication systems during a catastrophic event, including the outbreak of COVID-19;

•the impact of COVID-19 on the U.S. and the global economy, including business disruptions, reductions in employment and an increase in business failures, specifically among our clients;

•the impact of COVID-19 on our employees and our ability to provide services to our clients and respond to their needs;

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

Any of these factors, as well as such other factors as discussed in Part II, Item 1A “Risk Factors” in this Form 10-Q and in our Form 10-K for fiscal 2019 or other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

We have made available our investor presentation regarding the financial results for the third quarter. Please visit Paychex's Investor Relations page on our website at https://www.paychex.com/investors to view the presentation. We intend to make future investor presentations available exclusively through our Investor Relations page. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q.

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

PEO and Insurance Solutions:

PEO solutions

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

Insurance solutions

Our licensed insurance agency, Paychex Insurance Agency, Inc., offers insurance through a variety of carriers. Insurance offerings include property and casualty coverage, such as workers’ compensation; business-owner policies; commercial auto; and health and benefits coverage, including health, dental, vision, and life.

Overview

Our financial results for the third quarter reflected continued growth across our major HCM product lines. Total revenue and total service revenue each increased 7% for the third quarter. Management Solutions revenue and PEO and Insurance Solutions revenue increased by 6% and 10%, respectively, for the third quarter.

Interest on funds held for clients decreased 7% for the third quarter. Our combined funds held for clients and corporate investment portfolios earned an average rate of return of 1.8% for the third quarter, compared to 2.0% for the same period last year.

Our focus is on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We are engaged in developing enhancements to and maintaining our software platforms to meet the changing requirements of our clients and the marketplace. We continue to invest in Paychex Flex, our robust cloud-based HCM platform, making significant enhancements designed to simplify the complexity of HR administration. The latest enhancements to our solutions will enable our customers to better manage their time and talent, drive business growth, and streamline internal processes to support increasingly complex HR needs and evolving employee expectations. The latest enhancements include the following:

•Paychex Flex Help Center, which provides users access to training resources and how-to tutorials within the application itself, using natural language processing and predictive learning to deliver a more tailored service experience. Help Center integrates with Paychex Flex Assistant, our award-winning customer service chatbot, which provides a personalized service experience to users;

•Pay-on-Demand, which improves the employee experience by offering them flexible access to wages they have already earned before payday; and

•Paychex Time for the Apple Watch®, which enables client employees the flexibility and convenience of punching in and out right on their Apple Watch.

Highlights of our financial results for the third quarter as compared to the same period last year are as follows:

•Total revenue increased 7% to $1.1 billion. Oasis contributed approximately 1% to the growth in total revenue.

•Operating income increased 10% to $470.1 million.

•Net income and adjusted net income(1) each increased 9% to $354.5 million and $351.2 million, respectively.

•Diluted earnings per share and adjusted diluted earnings per share(1) each increased 9% to $0.98 per share and $0.97 per share, respectively.

(1) Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of net income and diluted earnings per share.

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our clients, and will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.

Financial Position and Liquidity

Our financial position as of February 29, 2020 remained strong with cash, restricted cash, and total corporate investments of $930.4 million. Total short-term and long-term borrowings, net of debt issuance costs were $847.9 million as of February 29, 2020. Our investment strategy continues to focus on protecting principal and optimizing liquidity. We invest predominately in municipal bonds – including general obligation bonds; pre-refunded bonds, which are secured by a U.S. government escrow; and essential services revenue bonds – along with U.S. government agency and treasury securities, corporate bonds, and asset-backed securities. During the third quarter, our primary short-term investment vehicles were variable rate demand notes (“VRDNs’), U.S. government agency and treasury securities and bank demand and time deposit accounts.

A substantial portion of our portfolio is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We limit the amounts that can be invested in any single issuer and invest in short- to intermediate-term instruments whose fair values are less sensitive to interest rate changes. We believe our investments as of February 29, 2020 that were in an unrealized loss position were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, that would indicate any other-than-temporary impairment.

Our primary source of cash is generated from our ongoing operations. Cash flows from operations were $1.1 billion for the nine months, an increase of 3% from the same period last year. Our positive cash flows have allowed us to support our business and to pay substantial dividends to our stockholders. We currently anticipate that cash, restricted cash, and total corporate investments as of February 29, 2020, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

For further analysis of our results of operations for the third quarter, and our financial position as of February 29, 2020, refer to the analysis and discussion in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
In millions, except per share amounts	2020	2019	Change(1)	2020	2019	Change(1)
Revenue:
Management Solutions	$850.0	$801.6	6%	$2,301.2	$2,174.7	6%
PEO and Insurance Solutions	271.5	245.8	10%	762.6	559.0	36%
Total service revenue	1,121.5	1,047.4	7%	3,063.8	2,733.7	12%
Interest on funds held for clients	21.2	23.0	(7)%	61.6	58.4	6%
Total revenue	1,142.7	1,070.4	7%	3,125.4	2,792.1	12%
Combined operating and SG&A expenses	672.6	641.1	5%	1,964.5	1,735.3	13%
Operating income	470.1	429.3	10%	1,160.9	1,056.8	10%
Other (expense)/income, net	(5.9)	(3.7)	n/m	(15.4)	0.7	n/m
Income before income taxes	464.2	425.6	9%	1,145.5	1,057.5	8%
Income taxes	109.7	101.0	9%	268.1	253.5	6%
Effective income tax rate	23.6%	23.7%		23.4%	24.0%
Net income	$354.5	$324.6	9%	$877.4	$804.0	9%
Diluted earnings per share	$0.98	$0.90	9%	$2.43	$2.22	9%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 29, 2020, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2020	2019	Change	2020	2019	Change
Average investment balances:
Funds held for clients	$4,454.3	$4,377.9	2%	$3,975.0	$3,909.6	2%
Corporate cash equivalents and investments	837.9	793.4	6%	829.5	830.4	—%
Total	$5,292.2	$5,171.3	2%	$4,804.5	$4,740.0	1%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.9%	2.1%		2.0%	2.0%
Corporate cash equivalents and investments	1.5%	1.6%		1.7%	1.5%
Combined funds held for clients and corporate cash equivalents and investments	1.8%	2.0%		1.9%	1.9%

Total net realized gains/(losses)	$0.6	$0.1		$2.4	$(0.1)

	February 29,	May 31,
$ in millions	2020	2019
Net unrealized gains on available-for-sale securities(1)	$84.1	$19.7
Federal Funds rate(2)	1.75%	2.50%
Total fair value of available-for-sale securities	$3,186.4	$3,620.8
Weighted-average duration of available-for-sale securities in years(3)	3.1	2.9
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.1%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $39.3 million as of March 26, 2020.

(2) The Federal Funds rate was in the range of 1.50% to 1.75% as of February 29, 2020, compared to a range of 2.25% to 2.50% as of May 31, 2019. Subsequent to February 29, 2020, in response to the recent outbreak of the COVID-19 virus, the Federal Reserve reduced the Federal Funds rate a total of 150 basis points to a range of 0.0% to 0.25%.

(3) These items exclude the impact of VRDNs as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $850.0 million for the third quarter and $2.3 billion for the nine months, reflecting an increase in both periods of 6% compared to the same periods last year. The increase was primarily driven by increases in our client base and growth in revenue per client, which improved as a result of higher price realization and increased penetration of our suite of solutions, particularly retirement services, time and attendance, and HR outsourcing.

PEO and Insurance Solutions revenue: PEO and Insurance Solutions revenue was $271.5 million for the third quarter and $762.6 million for the nine months, reflecting increases of 10% and 36%, respectively, compared to the same periods last year. Oasis contributed approximately 3% and 28% to the growth for the third quarter and nine months, respectively. In addition to the acquisition of Oasis, the increases were driven by growth in clients across our PEO business. Insurance Solutions revenue benefited from an increase in the number of health and benefit clients and applicants, offset by the impact of softness in the workers’ compensation market as rates have declined.

Total service revenue: Total service revenue was $1.1 billion for the third quarter and $3.1 billion for the nine months, reflecting increases of 7% and 12%, respectively, compared to the same periods last year.

Interest on funds held for clients: Interest on funds held for clients was $21.2 million for the third quarter and $61.6 million for the nine months, reflecting a decrease of 7% and an increase of 6%, respectively, compared to the same periods last year. For the third quarter, the decrease resulted primarily from lower average interest rates earned, offset by higher average investment balances and realized gains. For the nine months, the increase was due to realized gains and higher average investment balances. Funds held for clients average investment balances were impacted by wage inflation and increases within our client base, offset by changes in client base mix and timing of collections and remittances.

Combined operating and SG&A expenses: Total expenses were $672.6 million for the third quarter and $2.0 billion for the nine months, reflecting increases of 5% and 13%, respectively, compared to the same periods last year. The following table summarizes total combined operating and SG&A expenses:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
In millions	2020	2019	Change(1)	2020	2019	Change(1)
Compensation-related expenses	$381.3	$363.1	5%	$1,117.7	$1,023.8	9%
PEO insurance costs	90.2	82.3	9%	263.9	208.0	27%
Depreciation and amortization	50.1	53.0	(5)%	158.0	125.7	26%
Other expenses	151.0	142.7	6%	424.9	377.8	12%
Total expenses	$672.6	$641.1	5%	$1,964.5	$1,735.3	13%

(1) Percentage changes are calculated based on unrounded numbers.

Compensation-related expenses increased 5% for the third quarter and 9% for the nine months, compared to the same periods last year. The increase in compensation-related expenses was driven by higher wages and the acquisition of Oasis. Headcount was approximately 15,800 employees as of February 29, 2020 and 15,700 employees as of February 28, 2019.

PEO insurance costs include workers’ compensation, minimum premium medical insurance plan arrangements and self-insured dental and vision plans where we retain risk. The acquisition of Oasis, along with the growth in our PEO business, contributed to the increase in PEO insurance costs for the third quarter and nine months, compared to the respective prior year periods.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and both purchased and internally developed software. Amortization of intangible assets is primarily related to client lists. The decrease in depreciation and amortization for the third quarter was driven by a one-time acceleration of customer list amortization in the prior year period, as well as certain assets becoming fully depreciated subsequent to the prior year period. The increase in depreciation and amortization for the nine months was driven by the amortization of acquired Oasis intangible assets.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. Other expense growth for the third quarter and nine months was impacted by the acquisition of Oasis and by continued investment in product development and supporting technology.

Operating income: Operating income was $470.1 million for the third quarter and $1.2 billion for the nine months, reflecting an increase in both periods of 10% compared to the same periods last year. Operating margin was 41.1% for the third quarter and 37.1% for the nine months, compared to 40.1% and 37.8% for the respective prior year periods. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”)(1) increased 8% to $520.5 million for the third quarter and 12% to $1.3 billion for the nine months. EBITDA margin(1) was 45.6% for the third quarter and 42.3% for the nine months compared to 45.0% and 42.4%, respectively, for the respective prior year periods.

(1) EBITDA and EBITDA margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of net income.

Other (expense)/income, net: Other (expense)/income, net primarily represents interest expense incurred on our debt instruments, netted against earnings from our corporate cash and cash equivalents and investments in available-for-sale securities. We recognized $5.9 million and $15.4 million of other expense, net, for the third quarter and the nine months, respectively, which was driven by interest expense related to our long-term borrowings. The interest expense related to our long-term borrowings was $8.4 million and $25.0 million for the third quarter and the nine months, respectively. For the three and nine months ended February 28, 2019, we recognized other expense, net, of $3.7 million and other income, net, of $0.7 million, respectively.

Income taxes: Our effective income tax rate was 23.6% for the third quarter and 23.4% for the nine months, compared to 23.7% and 24.0% for the respective prior year periods. The effective income tax rates in these periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. In addition, the effective income tax rate for the nine months ended February 28, 2019 included discrete tax expense related to the revaluation of deferred tax balances for legislative updates.

Net income and diluted earnings per share: Net income was $354.5 million for the third quarter and $877.4 million for the nine months, reflecting an increase in both periods of 9%, compared to the same periods last year. Diluted earnings per share was $0.98 per share for the third quarter and $2.43 per share for the nine months, reflecting an increase in both periods of 9% compared to the same periods last year. Adjusted net income, a non-GAAP measure, was $351.2 million for the third quarter and $862.6 million for the nine months, reflecting increases of 9% and 8%, respectively, compared to the same periods last year. Adjusted diluted earnings per share, a non-GAAP measure, was $0.97 per share for the third quarter and $2.39 per share for the nine months, reflecting increases of 9% and 8%, respectively, compared to the same periods last year. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and EBITDA are summarized as follows:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2020	2019	Change	2020	2019(1)	Change
Net income	$354.5	$324.6	9%	$877.4	$804.0	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(3.3)	(2.2)		(14.8)	(6.0)
Revaluation of net deferred tax liabilities (3)	—	—		—	1.7
Total non-GAAP adjustments	(3.3)	(2.2)		(14.8)	(4.3)
Adjusted net income	$351.2	$322.4	9%	$862.6	$799.7	8%

Diluted earnings per share	$0.98	$0.90	9%	$2.43	$2.22	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments (2)	(0.01)	(0.01)		(0.04)	(0.02)
Revaluation of net deferred tax liabilities (3)	—	—		—	—
Total non-GAAP adjustments	(0.01)	(0.01)		(0.04)	(0.02)
Adjusted diluted earnings per share	$0.97	$0.89	9%	$2.39	$2.21	8%

Net income	$354.5	$324.6	9%	$877.4	$804.0	9%
Non-GAAP adjustments:
Interest expense/(income), net	6.2	3.6		18.8	(0.7)
Income taxes	109.7	101.0		268.1	253.5
Depreciation and amortization expense	50.1	53.0		158.0	125.7
Total non-GAAP adjustments	166.0	157.6		444.9	378.5
Earnings before interest, taxes, depreciation and amortization	$520.5	$482.2	8%	$1,322.3	$1,182.5	12%

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 29, 2020 remained strong with cash, restricted cash, and total corporate investments of $930.4 million. Total short-term and long-term borrowings, net of debt issuance costs were $847.9 million as of February 29, 2020. We believe that our investments in an unrealized loss position as of February 29, 2020 were not other-than-temporarily impaired, nor has any event occurred subsequent to that date, including the recent developments related to COVID-19, to indicate any other-than-temporary impairment. We currently anticipate that cash, restricted cash, and total corporate investments as of February 29, 2020, along with projected operating cash flows and available short-term financing, will support our normal business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future. Given the uncertainty in the rapidly changing market and economic conditions related to the COVID-19 outbreak, we will continue to evaluate the nature and extent of the impact to our business and financial position.

Short-Term Financing

We maintain credit facilities and letters of credit as part of our normal and recurring business operations.

Credit Facilities: We maintain three committed, unsecured credit facilities as follows:

Bank	Borrower (1)	Date Entered	Expiration Date	Maximum Amount Available	Purpose
JP Morgan Chase Bank, N.A. ("JPM") (2)	Paychex of New York, LLC ("PoNY")	July 31, 2019	July 31, 2024	$1 Billion	To meet short-term funding requirements.
JPM (2)	PoNY	August 17, 2017	August 17, 2022	$500 Million	To meet short-term funding requirements.
PNC Bank, National Association ("PNC")	Paychex Advance, LLC	February 6, 2020	February 6, 2023	$250 Million	To finance working capital needs and general corporate purposes.

(1)Borrower is a wholly owned subsidiary of our Company.

(2)JPM acts as the administrative agent for this syndicated credit facility.

On February 6, 2020, we and our Paychex Advance, LLC subsidiary entered into a credit agreement with a lender which established a new $250.0 million three-year unsecured revolving credit facility (“2020 credit facility”). This revolving credit facility replaced the Paychex Advance, LLC predecessor $150.0 million four-year unsecured revolving credit facility that was entered into on March 17, 2016 (“2016 predecessor credit facility”) and terminated on February 6, 2020. Refer to our Current Report on Form 8-K filed with the SEC on February 11, 2020 for additional details.

On July 31, 2019, we and our PoNY subsidiary entered into a credit agreement with a group of lenders led by JPM which established a new $1.0 billion five-year unsecured revolving credit facility (“2019 credit facility”). This revolving credit facility replaced our predecessor $1.0 billion five-year unsecured revolving credit facility that was entered into on August 5, 2015 (“2015 predecessor credit facility”) and terminated on July 31, 2019. Refer to our Current Report on Form 8-K filed with the SEC on August 1, 2019 for additional details.

For all credit facilities, obligations under any facility are guaranteed by us and certain of our subsidiaries and will bear interest at competitive rates based on options provided to the borrower. Upon the expiration date, any borrowings outstanding will mature and be payable on such date.

JPM $1 Billion Credit Facility: There were no borrowings outstanding under the 2019 credit facility as of February 29, 2020. Details of borrowings under the 2019 credit facility and the 2015 predecessor credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	—	71	16	81
Maximum amount borrowed	$—	$400.0	$694.0	$483.0
Weighted-average amount borrowed	$—	$400.0	$357.1	$385.9
Weighted-average interest rate	—%	3.48%	5.09%	3.66%

We typically borrow on an overnight basis and only borrowed on an overnight basis during the nine months. There were no borrowings during the third quarter. During the respective prior year periods, we borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.

JPM $500 Million Credit Facility: There were no borrowings outstanding under this credit facility as of February 29, 2020. Details of borrowings under this credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	3	71	27	78
Maximum amount borrowed	$273.0	$400.0	$450.0	$400.0
Weighted-average amount borrowed	$168.2	$400.0	$323.4	$374.1
Weighted-average interest rate	4.75%	3.48%	3.30%	3.57%

We typically borrow on an overnight basis and only borrowed on an overnight basis during the third quarter. In addition to overnight borrowings, during the nine months we borrowed:

•$400.0 million for ten days at a weighted-average LIBOR-based interest rate of 3.00%;

•$64.0 million for three days at a weighted-average interest rate of 4.75%; and

•$450.0 million for eight days at a weighted-average LIBOR-based interest rate of 3.00%.

During the respective prior year periods, we borrowed $400.0 million for 71 days at a weighted-average LIBOR-based interest rate of 3.48% to temporarily fund the acquisition of Oasis.

PNC $250 Million Credit Facility: As of February 29, 2020, we had $51.2 million outstanding under the 2020 credit facility which remains outstanding as of the date of this report. Details of borrowings under the 2020 credit facility and the 2016 predecessor credit facility during the third quarter and nine months, and the respective prior year periods are as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
$ in millions	2020	2019	2020	2019
Number of days borrowed	91	90	270	269
Maximum amount borrowed	$141.3	$58.9	$141.3	$58.9
Weighted-average amount borrowed	$52.3	$57.7	$53.8	$57.0
Weighted-average interest rate	2.55%	2.94%	2.79%	2.72%

All of our credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. We were in compliance with all of these covenants as of February 29, 2020.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for us, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: As of February 29, 2020, we had irrevocable standby letters of credit outstanding totaling $147.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2020 and February 5, 2021. No amounts were outstanding on these letters of credit during the third quarter or the nine months, or as of February 29, 2020.

Long-term financing: On March 13, 2019, we borrowed $800.0 million through the issuance of long-term private placement debt to replace short-term borrowings under our JPM credit facilities used to fund the acquisition of Oasis. Long-term debt, at amortized cost, consisted of the following:

February 29,
In millions	2020
Senior Notes, Series A	$400.0
Senior Notes, Series B	400.0
Total long-term borrowings	800.0
Less: Debt issuance costs, net of accumulated amortization	(3.3)
Long-term borrowings, net of debt issuance costs	$796.7

Certain information related to the Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.12%	4.29%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

Other commitments: We enter into various purchase commitments with vendors in the ordinary course of business. We had outstanding commitments to purchase approximately $ 6.8 million of capital assets as of February 29, 2020. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of February 29, 2020, we have contributed approximately $8.0 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 29, 2020. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of February 29, 2020.

Operating Cash Flow Activities

	For the nine months ended
	February 29,	February 28,
In millions	2020	2019
Net income	$877.4	$804.0
Non-cash adjustments to net income	360.2	345.8
Cash used in operating assets and liabilities	(184.9)	(127.0)
Net cash provided by operating activities	$1,052.7	$1,022.8

The increase in our operating cash flows for the nine months, compared to the same period last year, was the result of higher net income, offset by timing fluctuations in operating assets and liabilities.

Investing Cash Flow Activities

	For the nine months ended
	February 29,	February 28,
In millions	2020	2019
Net change in purchases and sales/maturities of available-for-sale securities	$470.8	$537.0
Purchases of property and equipment	(91.9)	(88.0)
Acquisition of businesses, net of cash acquired	(6.3)	(984.1)
Purchases of other assets	(8.2)	(3.5)
Net cash provided by/(used in) investing activities	$364.4	$(538.6)

The increase in our investing cash flows for the nine months was primarily attributable to a reduction in cash outflows related to acquisition of businesses, net of cash acquired. The net cash outflow during the nine months ended February 28, 2019 reflects the acquisition of Oasis in December 2018.

This increase was offset by fluctuations in the net change in purchases and sales/maturities of available-for-sale securities which are largely due to timing within the client funds portfolio. Available-for-sale securities include funds held for clients and corporate investments. The portfolio of funds held for clients and corporate investments is detailed in Note F of the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q. The amount of funds held for clients will vary based upon the timing of collection of client funds, and the related remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Specific timing impacting cash flows for the nine months and respective prior year period are discussed further in the “Financing Cash Flow Activities” section which follows.

Additional discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Financing Cash Flow Activities

	For the nine months ended
	February 29,	February 28,
In millions, except per share amounts	2020	2019
Net change in client fund obligations	$487.7	$680.5
Net proceeds from short-term borrowings	51.2	53.6
Proceeds from borrowings to fund acquisition	—	800.0
Dividends paid	(666.8)	(603.9)
Repurchases of common shares	(171.9)	(32.8)
Activity related to equity-based plans	20.0	23.4
Net cash (used in)/provided by financing activities	$(279.8)	$920.8
Cash dividends per common share	$1.86	$1.68

The net change in cash flows from financing activities was primarily impacted by a decrease in proceeds from borrowings to fund acquisition, a decrease in the net cash inflows from changes in client fund obligations, an increase in the repurchases of common shares, and an increase in dividends paid.

In December 2018, we borrowed $800.0 million under our JPM credit facilities to fund the acquisition of Oasis which was replaced by the issuance of long-term private placement debt in March 2019.

The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. February 29, 2020 fell on a Saturday, the day after a significant payment day for direct pay funds whereas February 28, 2019 fell on a Thursday, a significant collections day for direct pay funds.

In May 2019, our Board of Directors (the “Board”) approved a program to repurchase up to $400.0 million of our common stock, with authorization expiring in May 2022. During the nine months, we repurchased 2.0 million shares for $171.9 million. During the respective prior year period, we repurchased 0.5 million shares for $32.8 million under a previously authorized program. The purpose of both programs is to manage common stock dilution. All shares of common stock repurchased were retired. As of February 29, 2020, $228.1 million remains available under the May 2019 approved common stock repurchase program.

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

During the nine months, our primary short-term investment vehicles were U.S. government agency and treasury securities, VRDNs, bank demand and time deposit accounts and commercial paper. We have no exposure to high-risk or illiquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months, the average interest rate earned on our combined funds held for clients and corporate investment portfolios was 1.9%, which is consistent with the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time earnings will decrease from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of February 29, 2020 had an average duration of 3.1 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of February 29, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 29, 2020
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$332.6	$333.9
Due after one year through three years	782.2	798.2
Due after three years through five years	890.2	917.9
Due after five years	1,097.3	1,136.4
Total	$3,102.3	$3,186.4

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 29, 2020, the Federal Funds rate was in the range of 1.50% to 1.75%. The Federal Reserve reduced the Federal Funds rate by 25 basis points three times in the first nine months of fiscal 2020 after periodically raising the rate from December 2015 through May 2019. Subsequent to February 29, 2020, in response to the recent outbreak of the COVID-19 virus, the Federal Reserve reduced the Federal Funds rate a total of 150 basis points to a range of 0.0% to 0.25%. There is uncertainty in the rapidly changing market and economic conditions, including the recent reductions in the Federal Funds rate, related to the COVID-19 outbreak. We will continue to monitor the market conditions.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•governmental action resulting from the COVID-19 outbreak;

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

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized gains of $84.1 million as of February 29, 2020 and $19.7 million as of May 31, 2019. During the nine months, the net unrealized gain on our investment portfolios ranged from $19.8 million to $84.1 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $39.3 million as of March 26, 2020.

As of February 29, 2020 and May 31, 2019, we had $3.2 billion and $3.6 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.1% as of February 29, 2020 and May 31, 2019. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of February 29, 2020, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns. We believe that the investments we held as of February 29, 2020 were not other-than-temporarily impaired. While $1.4 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the immaterial gross unrealized losses were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. The securities in an unrealized loss position as of February 29, 2020 held an A rating and all of the securities in an unrealized loss position as of May 31, 2019 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to new developments, including developments related to COVID-19, or changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that as of February 29, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company carried out an evaluation of the internal control over financial reporting to determine whether any change occurred during the quarter ended February 29, 2020. Based on such evaluation, there has been no change in our internal control over financial reporting that occurred during the most recently completed fiscal quarter ended February 29, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A, of our fiscal 2019 Form 10-K.

Our business and results of operations will be, and our financial condition may be, impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of the novel coronavirus (COVID-19) has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations, and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•the duration and scope of the pandemic;

•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;

•the actions taken in response to economic disruption;

•the impact of business disruptions and reductions in employment levels on our clients and the resulting impact on their demand for our services and solutions;

•the increase in business failures among small- and mid-sized business that we serve;

•our clients’ ability to pay for our services and solutions; and

•our ability to provide our services and solutions, including as a result of our employees or our clients’ employees working remotely and/or closures of offices and facilities.

Any of these factors could cause or contribute to the risks and uncertainties identified in our fiscal 2019 Form 10-K and could materially adversely affect our business, financial condition and results of operations.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
	10.1

Three-Year Credit Agreement, dated as of February 6, 2020, by and among Paychex Advance LLC, Paychex, Inc., and the lender party thereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 11, 2020.

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

PAYCHEX, INC.

Date:	March 27, 2020	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 27, 2020	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	March 27, 2020	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)