Form 10-Q
period 2020-08-31
PAYCHEX INC
filed 2020-10-09
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________to __________

Commission file number 0-11330

__________________________________________________

Paychex, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	16-1124166 (I.R.S. Employer Identification No.)
911 Panorama Trail South Rochester, NY (Address of principal executive offices)	14625-2396 (Zip Code)

Registrant's telephone number, including area code: (585) 385-6666

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

As of September 30, 2020, 359,500,317 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2020	2019
Revenue:
Management Solutions	$687.4	$724.5
PEO and Insurance Solutions	229.9	247.0
Total service revenue	917.3	971.5
Interest on funds held for clients	14.9	20.5
Total revenue	932.2	992.0
Expenses:
Cost of service revenue	307.1	325.4
Selling, general and administrative expenses	341.1	317.5
Total expenses	648.2	642.9
Operating income	284.0	349.1
Other expense, net	(7.9)	(4.8)
Income before income taxes	276.1	344.3
Income taxes	64.5	80.1
Net income	$211.6	$264.2

Other comprehensive income, net of tax	23.0	26.4
Comprehensive income	$234.6	$290.6

Basic earnings per share	$0.59	$0.74
Diluted earnings per share	$0.59	$0.73
Weighted-average common shares outstanding	359.1	358.6
Weighted-average common shares outstanding, assuming dilution	361.3	361.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2020	2020
Assets
Cash and cash equivalents	$835.7	$905.2
Restricted cash	50.8	49.8
Corporate investments	30.6	27.2
Interest receivable	23.6	26.2
Accounts receivable, net of allowance for doubtful accounts	414.8	384.1
PEO unbilled receivables, net of advance collections	417.5	380.0
Prepaid income taxes	—	16.8
Prepaid expenses and other current assets	252.9	244.8
Current assets before funds held for clients	2,025.9	2,034.1
Funds held for clients	3,314.3	3,430.5
Total current assets	5,340.2	5,464.6
Long-term restricted cash	24.8	21.3
Long-term corporate investments	10.2	10.2
Property and equipment, net of accumulated depreciation	396.0	407.4
Operating lease right-of-use assets, net of accumulated amortization	96.1	114.8
Intangible assets, net of accumulated amortization	314.1	330.6
Goodwill	1,796.8	1,791.1
Long-term deferred costs	368.9	372.5
Other long-term assets	29.8	38.2
Total assets	$8,376.9	$8,550.7
Liabilities
Accounts payable	$62.0	$79.4
Accrued corporate compensation and related items	97.6	131.7
Accrued worksite employee compensation and related items	503.9	512.4
Short-term borrowings	6.1	5.1
Accrued income taxes	51.8	50.5
Deferred revenue	39.6	39.2
Other current liabilities	304.2	277.6
Current liabilities before client fund obligations	1,065.2	1,095.9
Client fund obligations	3,197.9	3,331.0
Total current liabilities	4,263.1	4,426.9
Accrued income taxes	12.0	33.5
Deferred income taxes	243.5	240.8
Long-term borrowings, net of debt issuance costs	796.9	796.8
Operating lease liabilities	95.1	96.9
Other long-term liabilities	187.7	174.4
Total liabilities	5,598.3	5,769.3
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.5 shares as of August 31, 2020 and 358.8 shares as of May 31, 2020	3.6	3.6
Additional paid-in capital	1,325.3	1,289.9
Retained earnings	1,370.2	1,431.4
Accumulated other comprehensive income	79.5	56.5
Total stockholders’ equity	2,778.6	2,781.4
Total liabilities and stockholders’ equity	$8,376.9	$8,550.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	211.6	—	211.6
Unrealized gains on securities, net of $4.2 million in tax expense	—	—	—	—	13.0	13.0
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.2)	(0.2)
Cash dividends declared ($0.62 per share)	—	—	—	(223.2)	—	(223.2)
Repurchases of common shares (2)	(0.4)	—	(0.7)	(28.1)	—	(28.8)
Stock-based compensation costs	—	—	13.3	—	—	13.3
Foreign currency translation adjustment	—	—	—	—	10.2	10.2
Activity related to equity-based plans	1.1	—	22.8	(21.5)	—	1.3
Balance as of August 31, 2020	359.5	$3.6	$1,325.3	$1,370.2	$79.5	$2,778.6

	For the three months ended August 31, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	264.2	—	264.2
Unrealized gains on securities, net of $8.5 million in tax expense	—	—	—	—	26.1	26.1
Reclassification adjustment for realized gains on securities, net of $0.2 million in tax expense (1)	—	—	—	—	(0.7)	(0.7)
Cash dividends declared ($0.62 per share)	—	—	—	(222.0)	—	(222.0)
Repurchases of common shares (2)	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	10.5	—	—	10.5
Foreign currency translation adjustment	—	—	—	—	1.0	1.0
Activity related to equity-based plans	0.6	—	10.9	(18.3)	—	(7.4)
Balance as of August 31, 2019	357.9	$3.6	$1,224.0	$1,265.2	$26.5	$2,519.3

(1) Reclassification adjustments out of accumulated other comprehensive income for realized gains, net of tax, on the sale of available-for-sale securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

(2) In May 2019, the Company announced that its Board of Directors (the “Board”) approved a program to repurchase up to $400.0 million of its common stock, with authorization expiring on May 31, 2022. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2020	2019
Operating activities
Net income	$211.6	$264.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	52.9
Amortization of premiums and discounts on available-for-sale securities, net	9.5	10.0
Amortization of deferred contract costs	47.3	46.0
Stock-based compensation costs	13.3	10.5
Benefit from deferred income taxes	(1.5)	(3.7)
Provision for allowance for doubtful accounts	0.6	2.3
Net realized gains on sales of available-for-sale securities	(0.3)	(0.9)
Changes in operating assets and liabilities:
Interest receivable	2.6	0.3
Accounts receivable and PEO unbilled receivables, net	(68.8)	(9.8)
Prepaid expenses and other current assets	8.3	13.8
Accounts payable and other current liabilities	(55.6)	(39.6)
Deferred costs	(43.3)	(41.9)
Net change in other long-term assets and liabilities	23.7	(8.4)
Net change in operating lease right-of-use assets and liabilities	18.0	(0.9)
Net cash provided by operating activities	215.0	294.8
Investing activities
Purchases of available-for-sale securities	(2,475.5)	(8,289.3)
Proceeds from sales and maturities of available-for-sale securities	2,260.5	8,862.1
Purchases of property and equipment	(20.7)	(26.4)
Purchases of other assets	(0.6)	(1.7)
Net cash (used in)/provided by investing activities	(236.3)	544.7
Financing activities
Net change in client fund obligations	(133.1)	(68.4)
Net proceeds from short-term borrowings	1.0	56.5
Dividends paid	(223.2)	(222.0)
Repurchases of common shares	(28.8)	(171.9)
Activity related to equity-based plans	1.3	(7.4)
Net cash used in financing activities	(382.8)	(413.2)
Net change in cash, restricted cash, and equivalents	(404.1)	426.3
Cash, restricted cash, and equivalents, beginning of period	1,659.8	935.2
Cash, restricted cash, and equivalents, end of period	$1,255.7	$1,361.5

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$835.7	$586.4
Restricted cash	75.6	57.7
Restricted cash and restricted cash equivalents included in funds held for clients	344.4	717.4
Total cash, restricted cash, and equivalents	$1,255.7	$1,361.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2020

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2020 (“fiscal 2020”). Operating results and cash flows for the three months ended August 31, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2021 (“fiscal 2021”).

Reclassifications: Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure certain payment of workers’ compensation policies.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $11.5 million and $12.5 million as of August 31, 2020 and May 31, 2020, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $89.8 million and $84.7 million as of August 31, 2020 and May 31, 2020, respectively. Purchased receivables were $336.5 million and $311.9 million as of August 31, 2020 and May 31, 2020, respectively.

The Company is exposed to credit losses primarily through the sale of its payroll and HCM products and services. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each client’s ability to pay for these products and services.   Credit monitoring programs include, but are not limited to, new client credit reviews, establishing appropriate credit limits, monitoring of credit distressed clients, and early electronic wire and collection procedures.  The Company also considers contract terms and conditions, client business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success.  The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.  The provision for the allowance for doubtful accounts and accounts written off were not material for the three months ended August 31, 2020 and August 31, 2019, respectively. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of August 31, 2020 and May 31, 2020, advance collections included in PEO unbilled receivables, net of advance collections were $20.1 million and $6.1 million, respectively.

PEO insurance reserves: As part of the PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves also include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The evaluation, review, and determination of estimated ultimate losses by the Company’s appointed actuary are based on actuarial methods and assumptions. The estimated ultimate losses are primarily based upon estimated loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for both fiscal 2021 and fiscal 2020.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans with various national insurance carriers or a fully insured minimum premium insurance arrangement with coverage provided through a single national carrier. In addition, the Company also provides self-insured dental and vision plans to certain of its PEO clients. Under the minimum medical premium insurance arrangement and self-insured dental and vision plans, the Company’s health benefits insurance reserves are established to provide for the payment of claims in accordance with its service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.3 million under its policies during both fiscal 2021 and fiscal 2020.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of the Board consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $13.3 million for the three months ended August 31, 2020, as compared with $10.5 million for the three months ended August 31, 2019. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2020.

Recently adopted accounting pronouncements: In June 2020, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on its consolidated financial statements:

•ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting;”

•ASU No. 2019-08 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer;”

•ASU No. 2019-04 “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments;”

•ASU No. 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606;”

•ASU No. 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force);”

•ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement;”

•ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments;” and

•ASU No. 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended by subsequent ASUs on the topic, using a modified retrospective transition method.

Recently issued accounting pronouncements: In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in the Accounting Standards Codification (“ASC”) Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended August 31, 2020 did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. For guaranteed cost benefit plans where the Company does not retain risk, revenues are recorded net of the premiums paid to the insurance carrier. For workers’ compensation and certain benefit plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended
	August 31,
	2020	2019
In billions
Payroll wages and payroll taxes	$4.9	$5.1
In millions
State unemployment insurance (included in payroll wages and payroll taxes)	$12.8	$14.7
Guaranteed cost benefit plans	$150.4	$165.8

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended
	August 31,
In millions	2020	2019
Balance, beginning of period	$42.6	$45.7
Deferral of revenue	4.0	5.5
Recognition of unearned revenue	(6.4)	(6.7)
Balance, end of period	$40.2	$44.5

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. The Company expects to recognize an additional $16.3 million of deferred revenue related to material rights for the remainder of fiscal 2021, $14.8 million of deferred revenue during its fiscal year ending May 31, 2022, and $9.1 million of deferred revenue thereafter.

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a client if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of new contracts and that would not have been incurred if the contract had not been obtained. The Company does not incur incremental costs to obtain a contract renewal. The Company determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers”. The Company also recognizes an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2020 or August 31, 2019.

Changes in deferred costs to obtain and fulfill contracts were as follows:

	For the three months ended August 31, 2020
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$473.6	$37.2	$(41.4)	$469.4
Costs to fulfill a contract	$67.3	$6.1	$(5.9)	$67.5

	For the three months ended August 31, 2019
	Beginning	Capitalization		Ending
In millions	balance	of costs	Amortization	balance
Costs to obtain a contract	$464.3	$35.9	$(40.2)	$460.0
Costs to fulfill a contract	$66.1	$6.0	$(5.8)	$66.3

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2020	2019
Basic earnings per share:
Net income	$211.6	$264.2
Weighted-average common shares outstanding	359.1	358.6
Basic earnings per share	$0.59	$0.74
Diluted earnings per share:
Net income	$211.6	$264.2
Weighted-average common shares outstanding	359.1	358.6
Dilutive effect of common share equivalents	2.2	2.9
Weighted-average common shares outstanding, assuming dilution	361.3	361.5
Diluted earnings per share	$0.59	$0.73
Weighted-average anti-dilutive common share equivalents	1.0	0.3

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Expense, Net

Other expense, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2020	2019
Interest income on corporate investments	$0.6	$4.5
Interest expense	(9.0)	(10.3)
Other	0.5	1.0
Other expense, net	$(7.9)	$(4.8)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	August 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$344.4	$—	$—	$344.4
Available-for-sale securities:
Asset-backed securities	75.9	2.1	—	78.0
Corporate bonds	648.8	38.6	—	687.4
Municipal bonds	1,616.2	46.3	(0.2)	1,662.3
U.S. government agency and treasury securities	522.3	30.1	—	552.4
Total available-for-sale securities	2,863.2	117.1	(0.2)	2,980.1
Other	26.3	4.4	(0.1)	30.6
Total funds held for clients and corporate investments	$3,233.9	$121.5	$(0.3)	$3,355.1

	May 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$683.5	$—	$—	$683.5
Available-for-sale securities:
Asset-backed securities	68.0	1.7	—	69.7
Corporate bonds	649.6	34.1	(0.1)	683.6
Municipal bonds	1,373.8	37.4	(1.6)	1,409.6
U.S. government agency and treasury securities	565.8	28.5	—	594.3
Total available-for-sale securities	2,657.2	101.7	(1.7)	2,757.2
Other	25.4	2.2	(0.4)	27.2
Total funds held for clients and corporate investments	$3,366.1	$103.9	$(2.1)	$3,467.9

Included in funds held for clients' money market securities and other cash equivalents as of August 31, 2020 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of August 31, 2020 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2020.

Included in corporate bonds as of August 31, 2020 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from September 17, 2020 through September 11, 2026.

Included in municipal bonds as of August 31, 2020 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from September 1, 2020 through November 1, 2027.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2020	2020
Funds held for clients	$3,314.3	$3,430.5
Corporate investments	30.6	27.2
Long-term corporate investments	10.2	10.2
Total funds held for clients and corporate investments	$3,355.1	$3,467.9

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

The Company’s available-for-sale securities reflected net unrealized gains of $116.9 million and $100.0 million as of August 31, 2020 and May 31, 2020, respectively. Included in net unrealized gains as of August 31, 2020 and May 31, 2020, were 7 and 19 available-for-sale securities in an unrealized loss position, representing less than 1% and approximately 2% of the total securities held, respectively. The available-for-sale securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$2.5	$—	$—	$—	$2.5
Municipal bonds	(0.2)	20.0	—	—	(0.2)	20.0
U.S. government agency and treasury securities	—	6.5	—	—	—	6.5
Total	$(0.2)	$29.0	$—	$—	$(0.2)	$29.0

	May 31, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$6.5	$—	$—	$(0.1)	$6.5
Municipal bonds	(1.6)	60.3	—	—	(1.6)	60.3
Total	$(1.7)	$66.8	$—	$—	$(1.7)	$66.8

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of August 31, 2020 that had gross unrealized losses of $0.2 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its available-for-sale securities. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of August 31, 2020 and May 31, 2020 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to COVID-19, or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in other expense, net. Realized gains and losses from the sale of available-for-sale securities were as follows:

	For the three months ended
	August 31,
In millions	2020	2019
Gross realized gains	$0.3	$0.9
Gross realized losses	—	—
Net realized gains	$0.3	$0.9

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2020

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$347.8	$351.0
Due after one year through three years	680.7	705.1
Due after three years through five years	836.1	881.0
Due after five years	998.6	1,043.0
Total	$2,863.2	$2,980.1

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$6.7	$6.7	$—	$—
Total restricted and unrestricted cash equivalents	$6.7	$6.7	$—	$—
Available-for-sale securities:
Asset-backed securities	$78.0	$—	$78.0	$—
Corporate bonds	687.4	—	687.4	—
Municipal bonds	1,662.3	—	1,662.3	—
U.S. government agency and treasury securities	552.4	—	552.4	—
Total available-for-sale securities	$2,980.1	$—	$2,980.1	$—
Other	$30.6	$30.6	$—	$—
Liabilities:
Other long-term liabilities	$29.7	$29.7	$—	$—

	May 31, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.5	$43.5	$—	$—
Total restricted and unrestricted cash equivalents	$43.5	$43.5	$—	$—
Available-for-sale securities:
Asset-backed securities	$69.7	$—	$69.7	$—
Corporate bonds	683.6	—	683.6	—
Municipal bonds	1,409.6	—	1,409.6	—
U.S. government agency and treasury securities	594.3	—	594.3	—
Total available-for-sale securities	$2,757.2	$—	$2,757.2	$—
Other	$27.2	$27.2	$—	$—
Liabilities:
Other long-term liabilities	$26.8	$26.8	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Available-for-sale securities, including asset-backed securities, corporate bonds, municipal bonds, and U.S. government agency and treasury securities, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 available-for-sale securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for under historical cost. As of August 31, 2020 and May 31, 2020, the fair value of long-term borrowings, net of debt issuance costs was $458.6 million and $441.9 million for the Senior Notes, Series A, respectively, and $472.8 million and $448.7 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Leases: During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization resulting in a $24.4 million reduction of the operating lease right-of-use assets. This expense was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Property and equipment, net of accumulated depreciation: During the three months ended August 31, 2020, the Company disposed of certain furniture and fixtures associated with abandoned leased property and recorded a loss on disposal of $5.1 million. The loss was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. Depreciation expense was $31.3 million for the three months ended August 31, 2020 compared to $31.8 million for the three months ended August 31, 2019.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $18.3 million for the three months ended August 31, 2020 compared to $21.1 million for the three months ended August 31, 2019. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2020 or August 31, 2019.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.24% and 1.28% as of August 31, 2020 and May 31, 2020, respectively. The unused amount available under these credit facilities as of August 31, 2020 was approximately $1.7 billion. The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2020.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $147.9 million as of both August 31, 2020 and May 31, 2020, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 30, 2020 and July 15, 2022. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2020 and August 31, 2019, or as of May 31, 2020.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2020.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under legally binding contractual arrangements and commitments under existing workers’ compensation insurance agreements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $4.5 million and $5.0 million of capital assets as of August 31, 2020 and May 31, 2020, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2020. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 23.4% and 23.3% for the three months ended August 31, 2020 and August 31, 2019, respectively. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2020 (the “first quarter”), the respective prior year period ended August 31, 2019, and our financial condition as of August 31, 2020. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2020 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2020 (“fiscal 2020”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial conditions may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•the impact of the COVID-19 pandemic on the U.S. and global economy, and in particular on our small- and medium-sized business clients;

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

•the possibility of failure of our operating facilities, computer systems, or communication systems during a catastrophic event, including the COVID-19 pandemic;

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

•risks related to acquisitions and the integration of the businesses we acquire;

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

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2020 or in our other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible at Paychex's Investor Relations page at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively through our Investor Relations page.

Overview

We are a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses. The workplace is evolving, and we lead the way by making complex HR, payroll, and benefits simple for our clients. Our purpose is to allow our clients the freedom to succeed. Our mission is to be the leading provider of HR, payroll, benefits, and insurance solutions by being an essential partner to small- and medium-sized businesses across the U.S. and parts of Europe, and we believe that success in this mission will lead to strong, long-term financial performance. Our strategy focuses on providing industry-leading, integrated technology; increasing client satisfaction; expanding our leadership in HR; growing our client base; and engaging in strategic acquisitions.

Within our HCM solutions we offer a comprehensive portfolio of services and products that cover the spectrum of the employee life cycle and allow our clients to meet their diverse HR and payroll needs. Clients can select services on an á la carte basis or as part of various product bundles. We can customize our offering to the client’s business, whether it is small or large, simple or complex.

Our portfolio of HCM and employee benefit-related services is disaggregated into two categories, Management Solutions and PEO and Insurance Solutions, as discussed in Part 1, Item 1 of our Form 10-K for fiscal 2020. Our solutions bring together payroll and HCM software with flexible, personalized, technology-enabled service capabilities. Paychex Flex®, our proprietary HCM software-as-a-service platform, unites HR, payroll, time and attendance, and benefits processes to manage the employee life cycle from recruiting and hiring to retirement. Clients can select the modules they need and easily add on additional services as they grow. Paychex Flex provides function-focused analytics throughout to assist HR leaders in making informed business decisions. Paychex Flex mobility and self-service capabilities allow clients and their employees access anywhere, at any time, on any device. We also provide comprehensive HR outsourcing solutions through our administrative services organization and PEO solutions. Our HCM and HR outsourcing solutions are supported with our HR and Compliance expertise and our technology-enabled service capabilities.

We continue to focus on driving growth in the number of clients, revenue per client, total revenue and profits, while providing industry-leading service and technology solutions to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology and go-to-market tools and resources. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

Concentrated effort remains on the continued enhancements of our Paychex Flex platform. Our current and past investments in our platforms have prepared us well for the demands of this environment, allowing us to adapt while maintaining high levels of service delivery resulting in client satisfaction and retention. The Company’s most recent round of product releases includes solutions designed to help organizations stay connected with remote workers and assist clients as workers return to the office, which are as follows:

•HR Connect, which enables employees to digitally submit questions, requests, and incidents directly to HR through an easy-to-use workflow;

•Occupational Safety and Health Administration (“OSHA”) Dashboard, which prepares documentation and tracks open items for OSHA-reportable events and features links to relevant Paychex WORX Content, including up-to-date information on the compliance, HR, and business trends leaders need to know; and

•New Live Reports, such as Job Costing and Labor Distribution, Workers’ Compensation, and Employee Change History reports, which provides improved report search capabilities and helps businesses lead with insights.

First Quarter Financial Highlights

Results of operations for the first quarter were adversely impacted as the COVID-19 pandemic has continued to affect our business, our clients’ businesses, and the markets we serve. Refer to the “COVID-19 Update” section of this Item 2 for further discussion on the ongoing impact of COVID-19 along with our response to the pandemic.

Financial highlights for the first quarter compared to the prior year period are as follows:

•Total revenue decreased 6% to $932.2 million.

•Operating income decreased 19% to $284.0 million. Adjusted operating income(1) decreased 10% to $315.2 million.

•Net income decreased 20% to $211.6 million. Adjusted net income(1) decreased 11% to $228.0 million.

•Diluted earnings per share decreased 19% to $0.59 per share. Adjusted diluted earnings per share(1) decreased 11% to $0.63 per share.

(1) Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not U.S. generally accepted accounting principles (“GAAP”) measures. Adjusted operating income, adjusted net income, and adjusted diluted earnings per share include adjustments for one-time costs of $31.2 million related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization, and net tax windfall benefits related to employee stock-based compensation payments. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income, net income, and diluted earnings per share.

For further analysis of our results of operations for the first quarter, and our financial position as of August 31, 2020, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees. We were expedient with the implementation of our business continuity plan, which included moving 95% of our workforce to work remotely and restricting unnecessary travel. While we are well-prepared to continue operating this way, we are in the planning stages of bringing back a small portion of our workforce to the office on a volunteer-only basis.

As our clients continue to manage through the COVID-19 pandemic, we remain committed to helping them keep their businesses open and return to more normal operations. Our blend of technology and service provides valuable tools and resources to assist our clients and their employees during this critical time. The technology investments we made to our Paychex Flex payroll and human resources suite of products positioned us to service our clients and support them in managing a remote workforce. In addition, we created a COVID-19 Help Center on our website to assist our clients and provide them with the support and resources they need as well as provide resources to our key business partners, including accountants, financial institutions, financial advisors, and national associations. The COVID-19 Help Center has been translated into Spanish to serve our Spanish-speaking clients. We released several new innovative Paychex Flex features and functions during the first quarter to our clients to address the ongoing business challenges and shifting workplace dynamics as a result of the COVID-19 pandemic which are discussed in the “Overview” section of this Item 2. As the global economy continues to evolve for our clients, whether due to legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges.

Financial results for the first quarter showed marked improvement as most of our key business metrics recovered at a faster rate than anticipated. The effects of the COVID-19 pandemic continue to impact our results causing unfavorable year-over-year comparisons, however, client retention has remained strong and sales performance is accelerating with year-over-year growth in the number of clients sold. Our strong balance sheet and operational flexibility allowed us to successfully manage through the ongoing impacts of COVID-19 to date while protecting our cash flow and liquidity. In addition, we implemented cost-saving initiatives, including a long-term strategy to reduce our geographic footprint and headcount optimization. We will continue to evaluate the nature and extent of future changes to market and economic conditions related to COVID-19 and will assess the potential impact to our business and financial position.

For further discussion on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2020.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2020	2019	Change(1)
Revenue:
Management Solutions	$687.4	$724.5	(5)%
PEO and Insurance Solutions	229.9	247.0	(7)%
Total service revenue	917.3	971.5	(6)%
Interest on funds held for clients	14.9	20.5	(28)%
Total revenue	932.2	992.0	(6)%
Total expenses	648.2	642.9	1%
Operating income	284.0	349.1	(19)%
Other expense, net	(7.9)	(4.8)	n/m
Income before income taxes	276.1	344.3	(20)%
Income taxes	64.5	80.1	(19)%
Effective income tax rate	23.4%	23.3%
Net income	$211.6	$264.2	(20)%
Diluted earnings per share	$0.59	$0.73	(19)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2020, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended
	August 31,
$ in millions	2020	2019	Change
Average investment balances:
Funds held for clients	$3,507.2	$3,744.6	(6)%
Corporate cash equivalents and investments	1,022.2	862.0	19%
Total	$4,529.4	$4,606.6	(2)%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.7%	2.1%
Corporate cash equivalents and investments	0.2%	1.8%
Combined funds held for clients and corporate cash equivalents and investments	1.3%	2.0%

Total net realized gains	$0.3	$0.9

	August 31,	May 31,
$ in millions	2020	2020
Net unrealized gains on available-for-sale securities(1)	$116.9	$100.0
Federal Funds rate(2)	0.25%	0.25%
Total fair value of available-for-sale securities	$2,980.1	$2,757.2
Weighted-average duration of available-for-sale securities in years(3)	3.3	2.9
Weighted-average yield-to-maturity of available-for-sale securities(3)	2.0%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $112.6 million as of October 2, 2020.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of August 31, 2020 and May 31, 2020.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $687.4 million for the first quarter reflecting a decrease of 5% compared to the prior year period. The decrease was primarily driven by a decline in check volumes, partially offset by increased penetration of retirement services. The decline in check volumes was due to a reduction in the number of clients processing payrolls as well as the number of clients’ employees paid.

PEO and Insurance Solutions revenue: PEO and Insurance Solutions revenue was $229.9 million for the first quarter reflecting a decrease of 7% compared to the prior year period. The decrease was primarily driven by a decline in the number of our clients’ worksite employees. Insurance Solutions revenue declined as a result of lower workers’ compensation premiums driven by reduced wages due to fewer worksite employees for certain industries and related premium rates.

Interest on funds held for clients: Interest on funds held for clients was $14.9 million for the first quarter reflecting a decrease of 28% compared to the prior year period. The decrease resulted from lower average investment balances, average interest rates, and realized gains. Funds held for clients average investment balances were impacted by lower client fund collections and changes in client base mix, offset by wage inflation and timing of collections and remittances.

Total expenses: Total expenses were $648.2 million for the first quarter reflecting an increase of 1% compared to the prior year period. The following table summarizes total combined cost of service revenue and selling, general and administrative expenses:

	For the three months ended
	August 31,
In millions	2020	2019	Change(1)
Compensation-related expenses	$370.6	$363.4	2%
Depreciation and amortization	49.6	52.9	(6)%
PEO insurance costs	84.5	90.0	(6)%
Cost-saving initiatives	31.2	—	n/m
Other expenses	112.3	136.6	(18)%
Total expenses	$648.2	$642.9	1%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The increase in total expenses was primarily driven by one-time costs of $31.2 million related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. Total expenses, excluding these one-time costs, decreased approximately 4% for the first quarter compared to the prior year period. This decrease in total expenses, excluding one-time costs, was driven by lower discretionary spending and a decrease in PEO direct insurance costs, partially offset by an increase in compensation-related expenses.

Compensation-related expenses increased 2% for the first quarter compared to the prior year period. The increase in compensation-related expenses was driven by higher wages compared to the prior year period.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and both purchased and internally developed software. Amortization of intangible assets is primarily related to client list acquisitions. The decrease in depreciation and amortization for the first quarter was driven by amortization of intangible assets acquired from Oasis Outsourcing Group Holdings, L.P., which are amortized using an accelerated method.

PEO insurance costs include workers’ compensation, minimum premium medical insurance plan arrangements and self-insured dental and vision plans where we retain risk. The decrease in PEO insurance costs was primarily driven by a decline in the number of our clients’ worksite employees.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. The decrease in other expenses was driven by lower spending in all areas, primarily travel and entertainment expenses.

Operating income: Operating income was $284.0 million for the first quarter, reflecting a decrease of 19% compared to the prior year period. Operating margin (operating income as a percentage of total revenue) was 30.5% for the first quarter, compared to 35.2% for the prior year period. Adjusted operating income(1), which excludes the impact of one-time costs, decreased 10% to $315.2 million for the first quarter compared to the prior year period. Adjusted operating margin(1) was 33.8% for the first quarter, compared to 35.2% for the prior year period.

(1) Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Adjusted operating margin is calculated as operating margin, adjusted for one-time non-recurring items, as a percentage of total revenue. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of operating income.

Other expense, net: Other expense, net primarily represents interest expense incurred on our debt instruments, netted against earnings from our corporate cash and cash equivalents and investments in available-for-sale securities. We recognized $7.9 million and $4.8 million of other expense, net for the first quarter and respective prior year period, which was driven by interest expense related to our long-term borrowings. Other expense, net for both periods included $8.3 million of interest expense related to our long-term borrowings.

Income taxes: Our effective income tax rate was 23.4% for the first quarter compared to 23.3% for the prior year period. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income was $211.6 million for the first quarter, reflecting a decrease of 20% compared to the prior year period. Diluted earnings per share was $0.59 per share for the first quarter, reflecting a decrease of 19% compared to the prior year period. Adjusted net income and adjusted diluted earnings per share, both non-GAAP measures, each decreased 11% to $228.0 million and $0.63 per share, respectively, for the first quarter. Adjusted net income and adjusted diluted earnings per share include adjustments for one-time costs of $31.2 million related to the acceleration of cost-saving initiatives and net tax windfall benefits related to employee stock-based compensation payments. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended
	August 31,

$ in millions	2020(1)	2019	Change
Operating income	$284.0	$349.1	(19)%
Non-GAAP adjustments:
Cost-saving initiatives(2)	31.2	—
Total non-GAAP adjustments	31.2	—
Adjusted operating income	$315.2	$349.1	(10)%

Net income	$211.6	$264.2	(20)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(7.0)	(6.6)
Cost-saving initiatives(2)	23.4	—
Total non-GAAP adjustments	16.4	(6.6)
Adjusted net income	$228.0	$257.6	(11)%

Diluted earnings per share	$0.59	$0.73	(19)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.02)	(0.02)
Cost-saving initiatives(2)	0.06	—
Total non-GAAP adjustments	0.05	(0.02)
Adjusted diluted earnings per share	$0.63	$0.71	(11)%

Net income	$211.6	$264.2	(20)%
Non-GAAP adjustments:
Interest expense, net	8.4	5.8
Income taxes	64.5	80.1
Depreciation and amortization expense	49.6	52.9
Total non-GAAP adjustments	122.5	138.8
EBITDA	334.1	403.0	(17)%
Cost-saving initiatives(2)	31.2	—
Adjusted EBITDA	$365.3	$403.0	(9)%

(1) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

(2) One-time costs and corresponding tax benefit recognized during the first quarter related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

(3) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

In addition to reporting operating income, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered as a substitute for the U.S. GAAP measures of operating income, net income, and diluted earnings per share, and, therefore, should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2020 remained strong with cash, restricted cash, and total corporate investments of $952.1 million. Total short-term and long-term borrowings, net of debt issuance costs were $803.0 million as of August 31, 2020. Our primary source of cash is generated by our ongoing operations. Cash flow from operations were $215.0 million for the first quarter. Our positive cash flows have allowed us to support our business and pay substantial dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of August 31, 2020, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of August 31, 2020 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis on our credit facilities. Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2020 for further discussion on our credit facilities.

Details of our credit facilities are as follows:

		Maximum	August 31, 2020
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	August 17, 2022	$500.0	—	500.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	6.1	243.9
Total Lines of Credit Outstanding and Available			$6.1	$1,743.9

Amounts outstanding under the PNC credit facility as of August 31, 2020 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the first quarter and the respective prior year period were as follows:

	For the three months ended August 31, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	2	—	92
Maximum amount borrowed	$135.0	$—	$246.1
Weighted-average amount borrowed	$89.5	$—	$14.3
Weighted-average interest rate	3.25%	—%	1.07%

	For the three months ended August 31, 2019
	Credit Facility
	$1 Billion	$500 Million	$150 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	6	10	88
Maximum amount borrowed	$469.0	$450.0	$56.6
Weighted-average amount borrowed	$288.3	$395.6	$54.8
Weighted-average interest rate	5.33%	3.27%	3.07%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously-collected client funds that have been invested in available-for-sale securities allocated to our long-term portfolio.

Subsequent to August 31, 2020, we borrowed four times on an overnight basis, $150.3 million on a weighted-average basis under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2020 and other SEC filings, including any impacts related to the COVID-19 pandemic, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Additionally, if we determined the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2020, we had irrevocable standby letters of credit available totaling $147.9 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 30, 2020 and July 15, 2022. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2020.

Long-term financing: Certain information related to our Senior Notes are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.15%	4.31%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

Refer to Note O of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2020 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under legally binding contractual arrangements and commitments under existing workers’ compensation insurance agreements. We also enter into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $4.5 million of capital assets as of August 31, 2020. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of August 31, 2020, we have contributed approximately $8.7 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2020. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of August 31, 2020.

Operating, Investing, and Financing Cash Flow Activities

	For the three months ended August 31,
In millions	2020	2019
Net cash provided by operating activities	$215.0	$294.8
Net cash (used in)/provided by investing activities	(236.3)	544.7
Net cash used in financing activities	(382.8)	(413.2)
Net change in cash, restricted cash, and equivalents	$(404.1)	$426.3

Cash dividends per common share	$0.62	$0.62

Operating Cash Flow Activities

The changes in our operating cash flows for the first quarter compared to the prior year period were due to lower net income and changes in our operating assets and liabilities. The changes in our operating assets and liabilities were primarily driven by the timing of income tax payments, offset by changes in accrued compensation items.

Investing Cash Flow Activities

The changes in our investing cash flows for the first quarter compared to the prior year period were primarily attributable to fluctuations in the net purchases and sales/maturities of available-for-sale securities.

Fluctuations in the net change in purchases and sales/maturities of available-for-sale securities are largely due to timing within the client funds portfolio. The amount will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Specific timing impacting cash flows for the first quarter and the respective prior year are discussed further in the financing cash flows discussion of net changes in client fund obligations. In addition to timing fluctuations, the net change in purchases and sales/maturities of available-for-sale securities for both periods were due to changes in investment mix.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Financing Cash Flow Activities

The changes in our financing cash flows for the first quarter compared to the prior year period was primarily impacted by a decrease in the repurchases of common shares, an increase in the net cash outflows from changes in client fund obligations, and a decrease in net proceeds from short-term borrowings.

During the first quarter, we repurchased 0.4 million shares for $28.8 million. During the respective prior year period, we repurchased 2.0 million shares for $171.9 million. As of August 31, 2020, $199.3 million remains available under common stock repurchase program. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase program.

The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The changes in cash flows related to the client fund obligations liability was primarily driven by Taxpay collections timing. For the first quarter, weekly and semi-weekly Taxpay collections received were remitted to regulatory authorities by August 31, 2020. In the respective prior year period, weekly and semi-weekly Taxpay collections received were not remitted until September 2019.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and available-for-sale securities. Corporate investments are primarily comprised of available-for-sale securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term available-for-sale securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds - including general obligation bonds and revenue bonds; U.S. government agency and treasury securities; corporate bonds; and asset-backed securities. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the available-for-sale securities to a benchmark duration of two and one-half to three and three-quarters years.

During the first quarter, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.3% compared to 2.0% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term available-for-sale securities. Earnings from the available-for-sale-securities, which as of August 31, 2020 had an average duration of 3.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of available-for-sale securities that had stated maturities as of August 31, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	August 31, 2020
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$347.8	$351.0
Due after one year through three years	680.7	705.1
Due after three years through five years	836.1	881.0
Due after five years	998.6	1,043.0
Total	$2,863.2	$2,980.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2020, the Federal Funds rate was in the range of 0.00% to 0.25%. In response to the COVID-19 pandemic, the Federal Reserve reduced the Federal Funds rate a total of 150 basis points in March 2020 to its current range of 0.00% to 0.25%. There continues to be uncertainty in the rapidly changing market and economic conditions, including any residual effects of the COVID-19 pandemic. We will continue to monitor the market conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $4.9 billion for fiscal 2021. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in available-for-sale securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized gains of $116.9 million as of August 31, 2020 and $100.0 million as of May 31, 2020. During the first quarter, the net unrealized gain on our investment portfolios ranged from $97.2 million to $121.9 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $112.6 million as of October 2, 2020.

As of August 31, 2020 and May 31, 2020, we had $3.0 billion and $2.8 billion, respectively, invested in available-for-sale securities at fair value. The weighted-average yield-to-maturity was 2.0% as of August 31, 2020 and 2.1% as of May 31, 2020. The weighted-average yield-to-maturity excludes available-for-sale securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of available-for-sale securities as of August 31, 2020, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2020 were not impaired as a result of the previously discussed reasons. While $29.0 million of our available-for-sale securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $0.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of August 31, 2020 and May 31, 2020 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2020, filed with the SEC on July 17, 2020. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•revenue recognition;

•assets recognized from the costs to obtain and fulfill contracts;

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of August 31, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2020. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended August 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2019, the Company’s Board of Directors approved a program to repurchase up to $400 million of the Company’s common stock, authorized through May 31, 2022. The purpose of the program is to manage common stock dilution. Shares repurchased under this program during the first quarter were as follows:

In millions	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs
June 1, 2020 - June 30, 2020	—	$—	$—	$228.1
July 1, 2020 - July 31, 2020	—	$—	$—	$228.1
August 1, 2020 - August 31, 2020	0.4	$74.70	$28.8	$199.3
Total for the period	0.4	$74.70	$28.8	$199.3

All shares of common stock repurchased during the first quarter were retired.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.
*	104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	October 9, 2020	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 9, 2020	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	October 9, 2020	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)