Form 10-Q
period 2020-11-30
PAYCHEX INC
filed 2020-12-23
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

As of November 30, 2020, 360,631,164 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2020	2019	2020	2019
Revenue:
Management Solutions	$732.8	$726.7	$1,420.2	$1,451.2
PEO and Insurance Solutions	236.1	244.1	466.0	491.1
Total service revenue	968.9	970.8	1,886.2	1,942.3
Interest on funds held for clients	14.8	19.9	29.7	40.4
Total revenue	983.7	990.7	1,915.9	1,982.7
Expenses:
Cost of service revenue	319.9	323.4	627.0	648.8
Selling, general and administrative expenses	309.5	325.6	650.6	643.1
Total expenses	629.4	649.0	1,277.6	1,291.9
Operating income	354.3	341.7	638.3	690.8
Other expense, net	(4.7)	(4.7)	(12.6)	(9.5)
Income before income taxes	349.6	337.0	625.7	681.3
Income taxes	77.2	78.3	141.7	158.4
Net income	$272.4	$258.7	$484.0	$522.9

Other comprehensive (loss)/income, net of tax	(6.4)	(14.9)	16.6	11.5
Comprehensive income	$266.0	$243.8	$500.6	$534.4

Basic earnings per share	$0.76	$0.72	$1.35	$1.46
Diluted earnings per share	$0.75	$0.72	$1.34	$1.45
Weighted-average common shares outstanding	360.0	358.1	359.5	358.4
Weighted-average common shares outstanding, assuming dilution	362.0	360.6	361.6	361.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2020	2020
Assets
Cash and cash equivalents	$693.5	$905.2
Restricted cash	59.0	49.8
Corporate investments	174.9	27.2
Interest receivable	24.8	26.2
Accounts receivable, net of allowance for doubtful accounts	519.0	384.1
PEO unbilled receivables, net of advance collections	448.0	380.0
Prepaid income taxes	38.8	16.8
Prepaid expenses and other current assets	241.3	244.8
Current assets before funds held for clients	2,199.3	2,034.1
Funds held for clients	3,393.1	3,430.5
Total current assets	5,592.4	5,464.6
Long-term restricted cash	25.9	21.3
Long-term corporate investments	10.1	10.2
Property and equipment, net of accumulated depreciation	392.4	407.4
Operating lease right-of-use assets, net of accumulated amortization	99.6	114.8
Intangible assets, net of accumulated amortization	297.2	330.6
Goodwill	1,798.9	1,791.1
Long-term deferred costs	367.7	372.5
Other long-term assets	31.2	38.2
Total assets	$8,615.4	$8,550.7
Liabilities
Accounts payable	$70.4	$79.4
Accrued corporate compensation and related items	149.3	131.7
Accrued worksite employee compensation and related items	518.3	512.4
Short-term borrowings	6.9	5.1
Accrued income taxes	—	50.5
Deferred revenue	40.6	39.2
Other current liabilities	309.9	277.6
Current liabilities before client fund obligations	1,095.4	1,095.9
Client fund obligations	3,284.6	3,331.0
Total current liabilities	4,380.0	4,426.9
Accrued income taxes	13.6	33.5
Deferred income taxes	240.4	240.8
Long-term borrowings, net of debt issuance costs	797.0	796.8
Operating lease liabilities	92.2	96.9
Other long-term liabilities	202.5	174.4
Total liabilities	5,725.7	5,769.3
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.6 shares as of November 30, 2020 and 358.8 shares as of May 31, 2020	3.6	3.6
Additional paid-in capital	1,394.1	1,289.9
Retained earnings	1,418.9	1,431.4
Accumulated other comprehensive income	73.1	56.5
Total stockholders’ equity	2,889.7	2,781.4
Total liabilities and stockholders’ equity	$8,615.4	$8,550.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	484.0	—	484.0
Unrealized gains on securities, net of $2.4 million in tax expense	—	—	—	—	7.3	7.3
Reclassification adjustment for realized gains on securities, net of $0.2 million in tax expense (1)	—	—	—	—	(0.5)	(0.5)
Cash dividends declared ($1.24 per share)	—	—	—	(446.7)	—	(446.7)
Repurchases of common shares (2)	(0.4)	—	(0.7)	(28.1)	—	(28.8)
Stock-based compensation costs	—	—	25.5	—	—	25.5
Foreign currency translation adjustment		—	—	—	9.8	9.8
Activity related to equity-based plans	2.2	—	79.4	(21.7)	—	57.7
Balance as of November 30, 2020	360.6	$3.6	$1,394.1	$1,418.9	$73.1	$2,889.7

	For the three months ended November 30, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of August 31, 2020	359.5	$3.6	$1,325.3	$1,370.2	$79.5	$2,778.6
Net income	—	—	—	272.4	—	272.4
Unrealized losses on securities, net of $1.8 million in tax benefit	—	—	—	—	(5.7)	(5.7)
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.3)	(0.3)
Cash dividends declared ($0.62 per share)	—	—	—	(223.5)	—	(223.5)
Stock-based compensation costs	—	—	12.2	—	—	12.2
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)
Activity related to equity-based plans	1.1	—	56.6	(0.2)	—	56.4
Balance as of November 30, 2020	360.6	$3.6	$1,394.1	$1,418.9	$73.1	$2,889.7

(1) Reclassification adjustments out of accumulated other comprehensive income for realized gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

(2) The Company maintains a program to repurchase up to $400.0 million of its common stock, with authorization expiring on May 31, 2022. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) – continued

In millions, except per share amounts

	For the six months ended November 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	522.9	—	522.9
Unrealized gains on securities, net of $5.2 million in tax expense	—	—	—	—	15.6	15.6
Reclassification adjustment for realized gains on securities, net of $0.4 million in tax expense (1)	—	—	—	—	(1.3)	(1.3)
Cash dividends declared ($1.24 per share)	—	—	—	(444.3)	—	(444.3)
Repurchases of common shares (2)	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	23.8	—	—	23.8
Foreign currency translation adjustment	—	—	—	—	(2.8)	(2.8)
Activity related to equity-based plans	1.1	—	26.4	(18.5)	—	7.9
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4

	For the three months ended November 30, 2019
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of August 31, 2019	357.9	$3.6	$1,224.0	$1,265.2	$26.5	$2,519.3
Net income	—	—	—	258.7	—	258.7
Unrealized losses on securities, net of $3.3 million in tax benefit	—	—	—	—	(10.5)	(10.5)
Reclassification adjustment for realized gains on securities, net of $0.2 million in tax expense (1)	—	—	—	—	(0.6)	(0.6)
Cash dividends declared ($0.62 per share)	—	—	—	(222.3)	—	(222.3)
Stock-based compensation costs	—	—	13.3	—	—	13.3
Foreign currency translation adjustment	—	—	—	—	(3.8)	(3.8)
Activity related to equity-based plans	0.5	—	15.5	(0.2)	—	15.3
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4

(1) Reclassification adjustments out of accumulated other comprehensive income for realized gains, net of tax, on the sale of AFS securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

(2) The Company maintains a program to repurchase up to $400.0 million of its common stock, with authorization expiring on May 31, 2022. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2020	2019
Operating activities
Net income	$484.0	$522.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.2	107.9
Amortization of premiums and discounts on AFS securities, net	18.5	20.4
Amortization of deferred contract costs	95.1	92.4
Stock-based compensation costs	25.5	23.8
Benefit from deferred income taxes	(6.7)	(2.7)
Provision for allowance for doubtful accounts	4.7	3.4
Net realized gains on sales of AFS securities	(0.7)	(1.8)
Changes in operating assets and liabilities:
Interest receivable	1.4	(1.6)
Accounts receivable and PEO unbilled receivables, net	(207.6)	(53.2)
Prepaid expenses and other current assets	(18.8)	(44.5)
Accounts payable and other current liabilities	(14.8)	(14.5)
Deferred costs	(89.7)	(85.3)
Net change in other long-term assets and liabilities	35.9	(2.7)
Net change in operating lease right-of-use assets and liabilities	5.7	0.1
Net cash provided by operating activities	430.7	564.6
Investing activities
Purchases of AFS securities	(4,215.4)	(13,537.8)
Proceeds from sales and maturities of AFS securities	3,777.2	14,167.1
Purchases of property and equipment	(54.6)	(59.9)
Proceeds from sales of property and equipment	3.8	—
Purchases of other assets	(1.4)	(4.2)
Net cash (used in)/provided by investing activities	(490.4)	565.2
Financing activities
Net change in client fund obligations	(46.4)	(88.0)
Net proceeds from short-term borrowings	1.8	51.3
Dividends paid	(446.7)	(444.3)
Repurchases of common shares	(28.8)	(171.9)
Activity related to equity-based plans	57.7	7.9
Net cash used in financing activities	(462.4)	(645.0)
Net change in cash, restricted cash, and equivalents	(522.1)	484.8
Cash, restricted cash, and equivalents, beginning of period	1,659.8	935.2
Cash, restricted cash, and equivalents, end of period	$1,137.7	$1,420.0

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$693.5	$600.6
Restricted cash	84.9	62.7
Restricted cash and restricted cash equivalents included in funds held for clients	359.3	756.7
Total cash, restricted cash, and equivalents	$1,137.7	$1,420.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2020

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2020 (“fiscal 2020”). Operating results and cash flows for the six months ended November 30, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2021 (“fiscal 2021”).

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

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $13.8 million and $12.5 million as of November 30, 2020 and May 31, 2020, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $100.0 million and $84.7 million as of November 30, 2020 and May 31, 2020, respectively. Purchased receivables were $432.8 million and $311.9 million as of November 30, 2020 and May 31, 2020, respectively.

The Company is exposed to credit losses through the sale of services, payment of client obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each client’s ability to pay for these products and services.   Credit monitoring programs include, but are not limited to, new client credit reviews, establishing appropriate credit limits, monitoring of credit distressed clients, and early electronic wire and collection procedures.  The Company also considers contract terms and conditions, client business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success.  The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.  The provision for the allowance for doubtful accounts and accounts written off were not material for the three and six months ended November 30, 2020 and November 30, 2019. No single client had a material impact on total accounts receivable, service revenue, or results of operations.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2020 and May 31, 2020, advance collections included in PEO unbilled receivables, net of advance collections were $21.0 million and $6.1 million, respectively.

PEO insurance reserves: As part of the PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves also include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The evaluation, review, and determination of estimated ultimate losses by the Company’s actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon estimated loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for both fiscal 2021 and fiscal 2020.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A liability reserve for insurance arrangements where we retain risk are established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.3 million under its policies during both fiscal 2021 and fiscal 2020.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $12.2 million and $25.5 million for the three and six months ended November 30, 2020, respectively, as compared with $13.3 million and $23.8 million for the three and six months ended November 30, 2019, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2020.

Recently adopted accounting pronouncements: In June 2020, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on its consolidated financial statements:

•ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting;”

•ASU No. 2019-08, “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements – Share-Based Consideration Payable to a Customer;”

•ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments;”

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

•ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement;”

•ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairments;” and,

•ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended by subsequent ASUs on the topic, using a modified retrospective transition method.

Recently issued accounting pronouncements: In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs.” The amendments in ASU No. 2020-08 clarify that an entity should reevaluate whether a callable debt security is within the scope of the Accounting Standards Codification (“ASC”) paragraph 310-20-35-33 for each reporting period. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. This guidance is applicable to the Company’s fiscal year beginning June 1, 2021. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU No. 2019-12 is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in the ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance is effective for public business entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning June 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the six months ended November 30, 2020 did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance benefit offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance benefit plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2020	2019	2020	2019
In billions
Payroll wages and payroll taxes	$5.1	$5.2	$10.0	$10.3
In millions
State unemployment insurance (included in payroll wages and payroll taxes)	$12.8	$12.0	$25.6	$26.7
Guaranteed cost benefit plans	$143.1	$165.0	$293.5	$330.8

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2020	2019	2020	2019
Balance, beginning of period	$40.2	$44.5	$42.6	$45.7
Deferral of revenue	5.7	7.4	9.7	12.9
Recognition of unearned revenue	(6.3)	(6.8)	(12.7)	(13.5)
Balance, end of period	$39.6	$45.1	$39.6	$45.1

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of November 30, 2020, the Company expects to recognize deferred revenue related to material rights for the remainder of fiscal 2021 and subsequent fiscal years as follows:

2021

In millions	Estimated
Year ending May 31,	deferral
2021	$11.5
2022	16.3
Thereafter	11.8

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2020 or November 30, 2019.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2020	2019	2020	2019
Balance, beginning of period	$469.4	$460.0	$473.6	$464.3
Capitalization of costs	40.4	37.4	77.6	73.3
Amortization	(41.7)	(40.5)	(83.1)	(80.7)
Balance, end of period	$468.1	$456.9	$468.1	$456.9

Costs to fulfill contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2020	2019	2020	2019
Balance, beginning of period	$67.5	$66.3	$67.3	$66.1
Capitalization of costs	6.0	6.0	12.1	12.0
Amortization	(6.1)	(5.9)	(12.0)	(11.7)
Balance, end of period	$67.4	$66.4	$67.4	$66.4

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2020	2019	2020	2019
Basic earnings per share:
Net income	$272.4	$258.7	$484.0	$522.9
Weighted-average common shares outstanding	360.0	358.1	359.5	358.4
Basic earnings per share	$0.76	$0.72	$1.35	$1.46
Diluted earnings per share:
Net income	$272.4	$258.7	$484.0	$522.9
Weighted-average common shares outstanding	360.0	358.1	359.5	358.4
Dilutive effect of common share equivalents	2.0	2.5	2.1	2.7
Weighted-average common shares outstanding, assuming dilution	362.0	360.6	361.6	361.1
Diluted earnings per share	$0.75	$0.72	$1.34	$1.45
Weighted-average anti-dilutive common share equivalents	1.3	0.6	1.1	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Expense, Net

Other expense, net, consisted of the following items:

	S

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2020	2019	2020	2019
Interest income on corporate investments	$0.5	$3.3	$1.1	$7.8
Interest expense	(9.0)	(10.1)	(18.0)	(20.4)
Other	3.8	2.1	4.3	3.1
Other expense, net	$(4.7)	$(4.7)	$(12.6)	$(9.5)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	November 30, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$359.3	$—	$—	$359.3
AFS securities:
Asset-backed securities	75.8	1.9	—	77.7
Corporate bonds	630.4	35.3	—	665.7
Municipal bonds	1,701.1	43.4	(0.5)	1,744.0
U.S. government agency and treasury securities	527.7	28.8	—	556.5
VRDNs	142.9	—	—	142.9
Total AFS securities	3,077.9	109.4	(0.5)	3,186.8
Other	26.6	5.4	—	32.0
Total funds held for clients and corporate investments	$3,463.8	$114.8	$(0.5)	$3,578.1

	May 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other cash equivalents	$683.5	$—	$—	$683.5
AFS securities:
Asset-backed securities	68.0	1.7	—	69.7
Corporate bonds	649.6	34.1	(0.1)	683.6
Municipal bonds	1,373.8	37.4	(1.6)	1,409.6
U.S. government agency and treasury securities	565.8	28.5	—	594.3
Total AFS securities	2,657.2	101.7	(1.7)	2,757.2
Other	25.4	2.2	(0.4)	27.2
Total funds held for clients and corporate investments	$3,366.1	$103.9	$(2.1)	$3,467.9

Included in funds held for clients' money market securities and other cash equivalents as of November 30, 2020 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of November 30, 2020 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through November 30, 2020.

Included in corporate bonds as of November 30, 2020 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from January 11, 2021 through September 11, 2026.

Included in municipal bonds as of November 30, 2020 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from December 1, 2020 through November 15, 2027.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	November 30,	May 31,
In millions	2020	2020
Funds held for clients	$3,393.1	$3,430.5
Corporate investments	174.9	27.2
Long-term corporate investments	10.1	10.2
Total funds held for clients and corporate investments	$3,578.1	$3,467.9

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

The Company’s AFS securities reflected net unrealized gains of $108.9 million and $100.0 million as of November 30, 2020 and May 31, 2020, respectively. Included in net unrealized gains as of November 30, 2020 and May 31, 2020, were 25 and 19 AFS securities in an unrealized loss position, representing approximately 3% and approximately 2% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	November 30, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$—	$1.0	$—	$—	$—	$1.0
Municipal bonds	(0.5)	113.3	—	—	(0.5)	113.3
U.S. government agency and treasury securities	—	12.7	—	—	—	12.7
Total	$(0.5)	$127.0	$—	$—	$(0.5)	$127.0

	May 31, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$6.5	$—	$—	$(0.1)	$6.5
Municipal bonds	(1.6)	60.3	—	—	(1.6)	60.3
Total	$(1.7)	$66.8	$—	$—	$(1.7)	$66.8

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes that the investments held as of November 30, 2020 that had gross unrealized losses of $0.5 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes that it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of November 30, 2020 and May 31, 2020 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to the COVID-19 pandemic, or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sales of securities are determined by specific identification of the amortized cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from funds held for clients are included in interest on funds held for clients and realized gains and losses from corporate investments are included in other expense, net. Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2020	2019	2020	2019
Gross realized gains	$0.4	$0.9	$0.7	$1.8
Gross realized losses	—	—	—	—
Net realized gains	$0.4	$0.9	$0.7	$1.8

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2020

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$301.1	$303.7
Due after one year through three years	729.3	756.2
Due after three years through five years	915.3	963.6
Due after five years	1,132.2	1,163.3
Total	$3,077.9	$3,186.8

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

The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, net of allowance for doubtful accounts, PEO unbilled receivables, net of advance collections, accounts payable and short-term borrowings, when used by the Company, approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as AFS and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$17.3	$17.3	$—	$—
Total restricted and unrestricted cash equivalents	$17.3	$17.3	$—	$—
AFS securities:
Asset-backed securities	$77.7	$—	$77.7	$—
Corporate bonds	665.7	—	665.7	—
Municipal bonds	1,744.0	—	1,744.0	—
U.S. government agency and treasury securities	556.5	—	556.5	—
VRDNs	142.9	—	142.9	—
Total AFS securities	$3,186.8	$—	$3,186.8	$—
Other	$32.0	$32.0	$—	$—
Liabilities:
Other long-term liabilities	$30.1	$30.1	$—	$—

	May 31, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.5	$43.5	$—	$—
Total restricted and unrestricted cash equivalents	$43.5	$43.5	$—	$—
AFS securities:
Asset-backed securities	$69.7	$—	$69.7	$—
Corporate bonds	683.6	—	683.6	—
Municipal bonds	1,409.6	—	1,409.6	—
U.S. government agency and treasury securities	594.3	—	594.3	—
Total AFS securities	$2,757.2	$—	$2,757.2	$—
Other	$27.2	$27.2	$—	$—
Liabilities:
Other long-term liabilities	$26.8	$26.8	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency and treasury securities, and VRDNs, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for under historical cost. As of November 30, 2020 and May 31, 2020, the fair value of long-term borrowings, net of debt issuance costs was $458.9 million and $441.9 million for the Senior Notes, Series A, respectively, and $474.9 million and $448.7 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Leases: During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization resulting in a $24.4 million reduction of the operating lease right-of-use assets. The accelerated amortization expense recognized during the three months ended November 30, 2020 was immaterial. This expense was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Property and equipment, net of accumulated depreciation: Depreciation expense was $30.4 million and $61.7 million for the three and six months ended November 30, 2020, respectively, compared to $33.1 million and $64.9 million for the three and six months ended November 30, 2019, respectively.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $18.2 million and $36.5 million for the three and six months ended November 30, 2020, respectively, compared to $21.9 million and $43.0 million for the three and six months ended November 30, 2019, respectively. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2020 or November 30, 2019.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.22% and 1.28% as of November 30, 2020 and May 31, 2020, respectively. The unused amount available under these credit facilities as of November 30, 2020 was approximately $1.7 billion. The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2020.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $147.9 million as of November 30, 2020 and May 31, 2020, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 5, 2020 and July 15, 2022. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2020 and November 30, 2019, or as of May 31, 2020. Subsequent to November 30, 2020, the letter of credit expiring December 5, 2020 was renewed through December 5, 2021.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2020.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under legally binding contractual arrangements and commitments under existing workers’ compensation insurance agreements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.7 million and $5.0 million of capital assets as of November 30, 2020 and May 31, 2020, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2020. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 22.1% and 23.2% for the three months ended November 30, 2020 and November 30, 2019, respectively, and 22.7% and 23.3% for the six months ended November 30, 2020 and November 30, 2019, respectively. The effective income tax rates in all periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2020 (the “second quarter”), the six months ended November 30, 2020 (the “six months”), the respective prior year periods ended November 30, 2019, and our financial condition as of November 30, 2020. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2020 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2020 (“fiscal 2020”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements Pursuant to the United States Private Securities Litigation Reform Act of 1995.”

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

Our investor presentation regarding the financial results for the second quarter is available and accessible on our Paychex Investor Relations page at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations page.

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

Our portfolio of HCM and employee benefit-related solutions is disaggregated into two categories, Management Solutions and PEO and Insurance Solutions, as discussed in Part 1, Item 1 of our Form 10-K for fiscal 2020. Our solutions bring together payroll and HCM software with flexible, personalized, technology-enabled service capabilities. Paychex Flex®, our proprietary HCM software-as-a-service platform, unites HR, payroll, time and attendance, and benefits processes to manage the employee life cycle from recruiting and hiring to retirement. Clients can select the modules they need and easily add on additional solutions as they grow. Paychex Flex provides function-focused analytics throughout to assist HR leaders in making informed business decisions. Paychex Flex mobility and self-service capabilities allow clients and their employees access anywhere, at any time, on any device. We also provide comprehensive HR outsourcing solutions through our administrative services organization and PEO solutions. Our HCM and HR outsourcing solutions are supported with our HR and Compliance expertise and our technology-enabled service capabilities.

We continue to focus on driving growth in the number of clients, revenue per client, total revenue and profits, while delivering superior service and technology solutions to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in leading-edge technology and go-to-market tools and resources. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

A key component of our service delivery strategy is to be a proactive partner with our clients and to develop and release integrated solutions within our Paychex Flex platform to meet their current and future needs. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong service delivery, resulting in high levels of client satisfaction and retention. We continue to make investments in leading-edge technology a priority as companies are looking to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. Our most recent round of product releases features tools to help clients manage risk, maintain compliance, better assess performance and adapt to mobile and artificial intelligence-driven trends, include:

•Apple Watch®/Google Assistant™ device integration, which enables workers to access their HR info easily without logging in from a phone or desktop personal computer;

•PEO Protection Plus Package, which helps business owners to protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits;

•Equal Employment Opportunity-1 (“EEO-1”) Compliance reporting, which allows business owners to easily capture, track, and prepare a report to assist with completing the Employment Data section of the EEO-1 Report;

•Tax Lookup, a new tool allowing for quick and accurate application of employee tax information;

•Flex Time Employee User Experience, a mobile-first approach of enhanced tools allowing employees to easily track their hours, request time off, review their timecards, or exchange shifts with other workers from any device; and

•Peer Reviews, which includes manager and self-review workflows to offer another channel for communicating feedback on a continuous basis.

Second Quarter Financial Highlights

Results of operations for the second quarter improved but continued to be impacted by the COVID-19 pandemic. Total revenue, diluted earnings per share, and adjusted diluted earnings per share(1) grew 6%, 27%, and 16%, respectively, since the three months ended August 31, 2020 (the “first quarter”) and year-over-year second quarter results showed marked improvement from the first quarter. Refer to the “COVID-19 Update” section of this Item 2 for further discussion on the ongoing impact of COVID-19 along with our response to the pandemic.

Financial highlights for the second quarter compared to the prior year period are as follows:

•Diluted earnings per share and adjusted diluted earnings per share(1) each increased 4% to $0.75 per share and $0.73 per share, respectively.

•Service revenue was consistent with the prior year period at $968.9 million, compared to a year-over-year decrease of 6% in the first quarter.

•Management Solutions revenue increased 1% to $732.8 million.

•Total revenue decreased 1% to $983.7 million.

(1) Adjusted diluted earnings per share is not a U.S. generally accepted accounting principles (“GAAP”) measure. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure of diluted earnings per share.

For further analysis of our results of operations for the second quarter and six months, and our financial position as of November 30, 2020, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees. We have started to bring back a small portion of our workforce to the office on a volunteer-only basis. We will continue to evaluate our business continuity plan against observed results and will adjust the plan accordingly.

As our clients continue to manage through the COVID-19 pandemic, we remain committed to helping them adapt and thrive, not only through the uncertainties of the COVID-19 pandemic, but the transition to the future business environment. Our blend of technology and service provides valuable tools and resources to assist our clients and their employees during this critical time. The technology investments we made to our Paychex Flex payroll and HR suite of products positions us to service our clients and support them in managing a remote workforce. The COVID-19 Help Center on our website continues to assist our clients and provide them with the support and resources they need, as well as provide resources to our key business partners, including accountants, financial institutions, financial advisors, and national associations. The COVID-19 Help Center has been translated into Spanish to serve our Spanish-speaking clients. To continue to support customers as they navigate the impacts of the COVID-19 pandemic and navigate the future of work, we have introduced several new products in the second quarter which are discussed in the “Overview” section of this Item 2. As the global economy continues to evolve, whether due to legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges.

Second quarter results reflect sequential improvement in financial performance and key business metrics. The effects of the COVID-19 pandemic impacted our results and year-over-year comparisons, however, client retention remains strong and our sales performance has resulted in year-over-year growth in the number of clients sold. Our strong balance sheet and operational flexibility allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic while protecting our cash flow and liquidity. In addition, during the first quarter, we substantially completed cost-saving initiatives, including an acceleration of our long-term strategy to reduce our geographic footprint and headcount optimization. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and will assess the potential impact on our business and financial position.

For further discussion on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2020.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2020	2019	Change(1)	2020	2019	Change(1)
Revenue:
Management Solutions	$732.8	$726.7	1%	$1,420.2	$1,451.2	(2)%
PEO and Insurance Solutions	236.1	244.1	(3)%	466.0	491.1	(5)%
Total service revenue	968.9	970.8	—%	1,886.2	1,942.3	(3)%
Interest on funds held for clients	14.8	19.9	(25)%	29.7	40.4	(27)%
Total revenue	983.7	990.7	(1)%	1,915.9	1,982.7	(3)%
Total expenses	629.4	649.0	(3)%	1,277.6	1,291.9	(1)%
Operating income	354.3	341.7	4%	638.3	690.8	(8)%
Other expense, net	(4.7)	(4.7)	n/m	(12.6)	(9.5)	n/m
Income before income taxes	349.6	337.0	4%	625.7	681.3	(8)%
Income taxes	77.2	78.3	(1)%	141.7	158.4	(11)%
Effective income tax rate	22.1%	23.2%		22.7%	23.3%
Net income	$272.4	$258.7	5%	$484.0	$522.9	(7)%
Diluted earnings per share	$0.75	$0.72	4%	$1.34	$1.45	(8)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2020, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2020	2019	Change(1)	2020	2019	Change(1)
Average investment balances:
Funds held for clients	$3,581.4	$3,726.3	(4)%	$3,544.3	$3,735.5	(5)%
Corporate cash equivalents and investments	964.9	788.5	22%	993.6	825.2	20%
Total	$4,546.3	$4,514.8	1%	$4,537.9	$4,560.7	(1)%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.6%	2.0%		1.6%	2.1%
Corporate cash equivalents and investments	0.2%	1.7%		0.2%	1.9%
Combined funds held for clients and corporate cash equivalents and investments	1.3%	2.0%		1.3%	2.0%

Total net realized gains	$0.4	$0.9		$0.7	$1.8

 (1) Percentage changes are calculated based on unrounded numbers.

	November 30,	May 31,
$ in millions	2020	2020
Net unrealized gains on AFS securities (1)	$108.9	$100.0
Federal Funds rate (2)	0.25%	0.25%
Total fair value of AFS securities	$3,186.8	$2,757.2
Weighted-average duration of AFS securities in years (3)	3.4	2.9
Weighted-average yield-to-maturity of AFS securities (3)	1.9%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $110.6 million as of December 21, 2020.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of November 30, 2020 and May 31, 2020.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $732.8 million for the second quarter and $1.4 billion for the six months, reflecting an increase of 1% and a decrease of 2%, respectively, compared to the prior year periods. Both periods were impacted by increases in our client base and increased penetration of our suite of solutions, particularly HR outsourcing, time and attendance, and retirement services, offset by a decline in check volumes, which had a larger impact during the first quarter.

PEO and Insurance Solutions revenue: PEO and Insurance Solutions revenue was $236.1 million for the second quarter and $466.0 million for the six months, reflecting decreases of 3% and 5%, respectively, compared to the prior year periods. The decreases in both periods were primarily driven by a decline in the number of our clients’ worksite employees. Insurance Solutions revenue declined in both periods as a result of lower workers’ compensation premiums driven by reduced wages due to fewer worksite employees in certain industries and related premium rates.

Interest on funds held for clients: Interest on funds held for clients was $14.8 million for the second quarter and $29.7 million for the six months, reflecting decreases of 25% and 27%, respectively, compared to the prior year periods. The decreases in both periods resulted from lower average investment balances, average interest rates, and realized gains. Funds held for clients’ average investment balances were impacted by lower client fund collections and changes in client base mix, offset by timing of collections and remittances and wage inflation.

Total expenses: Total expenses were $629.4 million for the second quarter and $1.3 billion for the six months, reflecting decreases of 3% and 1%, respectively, compared to the prior year periods. The following table summarizes total combined cost of service revenue and selling, general and administrative expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2020	2019	Change(1)	2020	2019	Change(1)
Compensation-related expenses	$382.6	$373.0	3%	$753.2	$736.4	2%
Depreciation and amortization	48.6	55.0	(12)%	98.2	107.9	(9)%
PEO insurance costs	88.4	83.7	6%	172.9	173.7	—%
Cost-saving initiatives	1.0	—	n/m	32.2	—	n/m
Other expenses	108.8	137.3	(21)%	221.1	273.9	(19)%
Total expenses	$629.4	$649.0	(3)%	$1,277.6	$1,291.9	(1)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The decrease in total expenses during the second quarter and six months was primarily driven by lower discretionary spending, reduced facilities costs resulting from cost-saving initiatives, and amortization of intangible assets.

Compensation-related expenses increased 3% for the second quarter and 2% for the six months compared to the prior year periods. The increase in compensation-related expenses during the second quarter and six months was primarily driven by higher variable compensation expenses.

Depreciation expense is primarily related to buildings, furniture and fixtures, data processing equipment, and both purchased and internally developed software. Amortization of intangible assets is primarily related to client list acquisitions. The decrease in depreciation and amortization was driven by intangible assets amortized using an accelerated method.

PEO insurance costs include workers’ compensation and health insurance arrangements where we retain risk. The expansion of our health insurance offerings to certain PEO clients and an increase in workers’ compensation costs contributed to the growth in our PEO insurance costs in the second quarter. For the six months, PEO insurance costs were impacted by a decrease in worksite employees, which was more substantial during the first quarter.

Other expenses include items such as non-capital equipment, delivery, forms and supplies, communications, travel and entertainment, professional services, and other costs incurred to support our business. The decrease in other expenses was driven by lower discretionary spending in all areas, primarily travel and entertainment expenses, and reduced facilities costs.

Operating income: Operating income was $354.3 million for the second quarter and $638.3 million for the six months, reflecting an increase of 4% and a decrease of 8%, respectively, compared to the prior year periods. Operating margin (operating income as a percentage of total revenue) was 36.0% for the second quarter and 33.3% for the six months, compared to 34.5% and 34.8% for the respective prior year periods. Adjusted operating income(1), which excludes the impact of one-time costs, was $670.5 million for the six months, reflecting a decrease of 3% compared to the prior year period.

(1) Adjusted operating income is not a U.S. GAAP measure. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure of operating income.

Other expense, net: Other expense, net primarily represents interest expense incurred on our debt instruments, netted against earnings from our corporate cash and cash equivalents and investments in available-for-sale (“AFS”) securities and other equity method investments. Other expense, net, was $4.7 million and $12.6 million for the second quarter and six months, as compared with $4.7 million and $9.5 million for the three and six months ended November 30, 2019, respectively.

Income taxes: Our effective income tax rate was 22.1% for the second quarter and 22.7% for the six months compared to 23.2% and 23.3%, respectively, for the prior year periods. The effective income tax rates in all periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income was $272.4 million for the second quarter and $484.0 million for the six months, reflecting an increase of 5% and a decrease of 7%, respectively, compared to the prior year periods. Diluted earnings per share was $0.75 per share for the second quarter and $1.34 for the six months, reflecting an increase of 4% and a decrease of 8%, respectively, compared to the prior year periods. These fluctuations were attributable to the factors previously discussed.

Adjusted net income and adjusted diluted earnings per share, both non-GAAP measures, were $264.8 million and $0.73 per share for the second quarter, each reflecting an increase of 4% compared to the prior year periods. Adjusted net income and adjusted diluted earnings per share were $492.8 million and $1.36 per share for the six months, each reflecting a decrease of 4% compared to the prior year periods. Adjusted net income and adjusted diluted earnings per share include adjustments for one-time costs related to the acceleration of cost-saving initiatives and net tax windfall benefits related to employee stock-based compensation payments. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,

$ in millions	2020	2019(1)	Change	2020(1)	2019	Change
Operating income	$354.3	$341.7	4%	$638.3	$690.8	(8)%
Non-GAAP adjustments:
Cost-saving initiatives(2)	1.0	—		32.2	—
Total non-GAAP adjustments	1.0	—		32.2	—
Adjusted operating income	$355.3	$341.7	4%	$670.5	$690.8	(3)%

Net income	$272.4	$258.7	5%	$484.0	$522.9	(7)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(8.5)	(4.9)		(15.5)	(11.5)
Cost-saving initiatives(2)	0.9	—		24.3	—
Total non-GAAP adjustments	(7.6)	(4.9)		8.8	(11.5)
Adjusted net income	$264.8	$253.8	4%	$492.8	$511.4	(4)%

Diluted earnings per share	$0.75	$0.72	4%	$1.34	$1.45	(8)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.02)	(0.01)		(0.04)	(0.03)
Cost-saving initiatives(2)	—	—		0.07	—
Total non-GAAP adjustments	(0.02)	(0.01)		0.02	(0.03)
Adjusted diluted earnings per share	$0.73	$0.70	4%	$1.36	$1.42	(4)%

Net income	$272.4	$258.7	5%	$484.0	$522.9	(7)%
Non-GAAP adjustments:
Interest expense, net	8.5	6.8		16.9	12.6
Income taxes	77.2	78.3		141.7	158.4
Depreciation and amortization expense	48.6	55.0		98.2	107.9
Total non-GAAP adjustments	134.3	140.1		256.8	278.9
EBITDA	406.7	398.8	2%	740.8	801.8	(8)%
Cost-saving initiatives(2)	1.0	—		32.2	—
Adjusted EBITDA	$407.7	$398.8	2%	$773.0	$801.8	(4)%

(1) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

(2) One-time costs and corresponding tax benefit recognized related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

(3) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

In addition to reporting operating income, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, net income, and diluted earnings per share, and, therefore, they should not be used in isolation but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2020, our financial position remained strong with cash, restricted cash, and total corporate investments of $963.4 million. Total short-term and long-term borrowings, net of debt issuance costs were $803.9 million as of November 30, 2020. Our primary source of cash is generated by our ongoing operations. Cash flow from operations were $430.7 million for the six months. Our positive cash flows have allowed us to support our business and pay substantial dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of November 30, 2020, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of November 30, 2020 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities are as follows:

		Maximum	November 30, 2020
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	August 17, 2022	$500.0	—	500.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	6.9	243.1
Total Lines of Credit Outstanding and Available			$6.9	$1,743.1

Amounts outstanding under the PNC credit facility as of November 30, 2020 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the second quarter and the respective prior year period were as follows:

	For the three months ended November 30, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	2	—	91
Maximum amount borrowed	$217.5	$—	$246.9
Weighted-average amount borrowed	$204.5	$—	$14.4
Weighted-average interest rate	3.25%	—%	1.07%

	For the three months ended November 30, 2019
	Credit Facility
	$1 Billion	$500 Million	$150 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	10	14	91
Maximum amount borrowed	$694.0	$400.0	$56.7
Weighted-average amount borrowed	$398.4	$305.0	$54.3
Weighted-average interest rate	4.99%	3.15%	2.74%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously-collected client funds that have been invested in AFS securities allocated to our long-term portfolio.

Subsequent to November 30, 2020, there were no overnight borrowings under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2020 and other SEC filings, including any impacts related to the COVID-19 pandemic, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determined the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of November 30, 2020, we had irrevocable standby letters of credit available totaling $147.9 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 5, 2020 and July 15, 2022. No amounts were outstanding on these letters of credit during the second quarter or as of November 30, 2020. Subsequent to November 30, 2020, the letter of credit expiring December 5, 2020 was renewed through December 5, 2021.

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

Other commitments: We had outstanding commitments under legally binding contractual arrangements and commitments under existing workers’ compensation insurance agreements. We also enter into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.7 million of capital assets as of November 30, 2020. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of November 30, 2020, we have contributed approximately $9.3 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2020. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of November 30, 2020.

Operating, Investing, and Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2020	2019
Net cash provided by operating activities	$430.7	$564.6
Net cash (used in)/provided by investing activities	(490.4)	565.2
Net cash used in financing activities	(462.4)	(645.0)
Net change in cash, restricted cash, and equivalents	$(522.1)	$484.8

Cash dividends per common share	$1.24	$1.24

Operating Cash Flow Activities

The changes in our operating cash flows for the six months compared to the prior year period were due to lower net income and changes in our operating assets and liabilities. The changes in our operating assets and liabilities were primarily driven by an increase in accounts receivable balances due to growth in our business, offset by an increase in other long-term liabilities due to the deferral of federal corporate payroll tax.

Investing Cash Flow Activities

The changes in our investing cash flows for the six months compared to the prior year period were primarily attributable to fluctuations in the net purchases and sales/maturities of AFS securities.

Fluctuations in the net change in purchases and sales/maturities of AFS securities are largely due to timing within the client funds portfolio. The amount will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Specific timing impacting cash flows for the six months and the respective prior year period are discussed further in the financing cash flows discussion of net changes in client fund obligations. In addition to timing fluctuations, the net change in purchases and sales/maturities of AFS securities for both periods were due to changes in investment mix.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Financing Cash Flow Activities

The changes in our financing cash flows for the six months compared to the prior year period was primarily impacted by a decrease in the repurchases of common shares, an increase in cash flows from equity-based plans, a decrease in the net cash outflows from changes in client fund obligations, offset by a decrease in net proceeds from short-term borrowings.

During the six months, we repurchased 0.4 million shares for $28.8 million. During the respective prior year period, we repurchased 2.0 million shares for $171.9 million. As of November 30, 2020, $199.3 million remains available under our common stock repurchase program. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase program.

The increase in cash flows from activity related to equity-based plans for the six months compared to the respective prior year period is largely a result of higher proceeds from the exercise or vesting of stock awards. 2.2 million shares of our common stock were exercised or vested during the six months compared to 1.1 million shares exercised or vested in the respective prior year period.

The client fund obligations liability will vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. The changes in cash flows related to the client fund obligations liability was primarily driven by early client collections related to year-end employee bonuses and larger growth in client fund obligations during the six months as clients recover from the initial impact of the COVID-19 pandemic, partially offset by the timing of weekly and semi-weekly Taxpay remittances to regulatory authorities.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds - including general obligation bonds and revenue bonds; U.S. government agency and treasury securities; corporate bonds; VRDNs; and asset-backed securities. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During the six months, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.3% compared to 2.0% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term AFS securities. Earnings from AFS securities, which as of November 30, 2020 had an average duration of 3.4 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2020 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	November 30, 2020
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$301.1	$303.7
Due after one year through three years	729.3	756.2
Due after three years through five years	915.3	963.6
Due after five years	1,132.2	1,163.3
Total	$3,077.9	$3,186.8

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2020, the Federal Funds rate was in the range of 0.00% to 0.25%. In response to the COVID-19 pandemic, the Federal Reserve reduced the Federal Funds rate a total of 150 basis points in March 2020 to its current range of 0.00% to 0.25%. There continues to be uncertainty in the rapidly changing market and economic conditions, including any residual effects of the COVID-19 pandemic. We will continue to monitor the market conditions.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•governmental action resulting from the COVID-19 pandemic;

•daily interest rate changes;

•seasonal variations in investment balances;

•actual duration of short-term and AFS securities;

•the proportion of taxable and tax-exempt investments;

•changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and

•financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $3.0 million to $3.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $5.0 billion for fiscal 2021. Our anticipated allocation is approximately 40% invested in short-term and VRDNs with an average duration of less than 30 days and 60% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized gains of $108.9 million as of November 30, 2020 and $100.0 million as of May 31, 2020. During the six months, the net unrealized gain on our investment portfolios ranged from $97.2 million to $121.9 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $110.6 million as of December 21, 2020.

As of November 30, 2020 and May 31, 2020, we had $3.2 billion and $2.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.9% as of November 30, 2020 and 2.1% as of May 31, 2020. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of November 30, 2020, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on the results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of November 30, 2020 were not impaired as a result of the previously discussed reasons. While $127.0 million of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $0.5 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of November 30, 2020 and May 31, 2020 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of November 30, 2020, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended November 30, 2020. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended November 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock, authorized through May 31, 2022. The purpose of the program is to manage common stock dilution. There were no shares repurchased during the second quarter and $199.3 million remains yet to be purchased under the program as of November 30, 2020.

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

PAYCHEX, INC.

Date:	December 23, 2020	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 23, 2020	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	December 23, 2020	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)