Form 10-Q
period 2021-02-28
PAYCHEX INC
filed 2021-04-07
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

As of March 31, 2021, 360,360,068 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
Revenue:
Management Solutions	$846.8	$850.0	$2,267.0	$2,301.2
PEO and Insurance Solutions	249.8	271.5	715.8	762.6
Total service revenue	1,096.6	1,121.5	2,982.8	3,063.8
Interest on funds held for clients	15.1	21.2	44.8	61.6
Total revenue	1,111.7	1,142.7	3,027.6	3,125.4
Expenses:
Cost of service revenue	328.4	340.3	955.4	989.1
Selling, general and administrative expenses	314.7	332.3	965.3	975.4
Total expenses	643.1	672.6	1,920.7	1,964.5
Operating income	468.6	470.1	1,106.9	1,160.9
Other expense, net	(6.0)	(5.9)	(18.6)	(15.4)
Income before income taxes	462.6	464.2	1,088.3	1,145.5
Income taxes	112.1	109.7	253.8	268.1
Net income	$350.5	$354.5	$834.5	$877.4

Other comprehensive (loss)/income, net of tax	(15.9)	33.6	0.7	45.1
Comprehensive income	$334.6	$388.1	$835.2	$922.5

Basic earnings per share	$0.97	$0.99	$2.32	$2.45
Diluted earnings per share	$0.97	$0.98	$2.31	$2.43
Weighted-average common shares outstanding	360.6	358.5	359.8	358.5
Weighted-average common shares outstanding, assuming dilution	362.8	361.0	362.0	361.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 28,	May 31,
	2021	2020
Assets
Cash and cash equivalents	$787.0	$905.2
Restricted cash	54.4	49.8
Corporate investments	203.7	27.2
Interest receivable	22.9	26.2
Accounts receivable, net of allowance for doubtful accounts	694.8	384.1
PEO unbilled receivables, net of advance collections	388.2	380.0
Prepaid income taxes	15.0	16.8
Prepaid expenses and other current assets	244.9	244.8
Current assets before funds held for clients	2,410.9	2,034.1
Funds held for clients	4,211.3	3,430.5
Total current assets	6,622.2	5,464.6
Long-term restricted cash	25.9	21.3
Long-term corporate investments	9.9	10.2
Property and equipment, net of accumulated depreciation	393.1	407.4
Operating lease right-of-use assets, net of accumulated amortization	101.8	114.8
Intangible assets, net of accumulated amortization	287.9	330.6
Goodwill	1,819.6	1,791.1
Long-term deferred costs	374.4	372.5
Other long-term assets	31.1	38.2
Total assets	$9,665.9	$8,550.7
Liabilities
Accounts payable	$73.9	$79.4
Accrued corporate compensation and related items	164.3	131.7
Accrued worksite employee compensation and related items	609.4	512.4
Short-term borrowings	7.0	5.1
Accrued income taxes	—	50.5
Deferred revenue	38.4	39.2
Other current liabilities	333.5	277.6
Current liabilities before client fund obligations	1,226.5	1,095.9
Client fund obligations	4,129.5	3,331.0
Total current liabilities	5,356.0	4,426.9
Accrued income taxes	18.5	33.5
Deferred income taxes	233.3	240.8
Long-term borrowings, net of debt issuance costs	797.2	796.8
Operating lease liabilities	92.7	96.9
Other long-term liabilities	191.8	174.4
Total liabilities	6,689.5	5,769.3
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.3 shares as of February 28, 2021 and 358.8 shares as of May 31, 2020	3.6	3.6
Additional paid-in capital	1,416.3	1,289.9
Retained earnings	1,499.3	1,431.4
Accumulated other comprehensive income	57.2	56.5
Total stockholders’ equity	2,976.4	2,781.4
Total liabilities and stockholders’ equity	$9,665.9	$8,550.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	834.5	—	834.5
Unrealized losses on securities, net of $4.1 million in tax benefit	—	—	—	—	(12.7)	(12.7)
Reclassification adjustment for realized gains on securities, net of $0.2 million in tax expense (1)	—	—	—	—	(0.8)	(0.8)
Cash dividends declared ($1.86 per share)	—	—	—	(670.5)	—	(670.5)
Repurchases of common shares (2)	(0.9)	—	(1.7)	(74.3)	—	(76.0)
Stock-based compensation costs	—	—	38.1	—	—	38.1
Foreign currency translation adjustment	—	—	—	—	14.2	14.2
Activity related to equity-based plans	2.4	—	90.0	(21.8)	—	68.2
Balance as of February 28, 2021	360.3	$3.6	$1,416.3	$1,499.3	$57.2	$2,976.4

	For the three months ended February 28, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of November 30, 2020	360.6	$3.6	$1,394.1	$1,418.9	$73.1	$2,889.7
Net income	—	—	—	350.5	—	350.5
Unrealized losses on securities, net of $6.5 million in tax benefit	—	—	—	—	(20.0)	(20.0)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.3)	(0.3)
Cash dividends declared ($0.62 per share)	—	—	—	(223.8)	—	(223.8)
Repurchases of common shares (2)	(0.5)	—	(1.0)	(46.2)	—	(47.2)
Stock-based compensation costs	—	—	12.6	—	—	12.6
Foreign currency translation adjustment	—	—	—	—	4.4	4.4
Activity related to equity-based plans	0.2	—	10.6	(0.1)	—	10.5
Balance as of February 28, 2021	360.3	$3.6	$1,416.3	$1,499.3	$57.2	$2,976.4

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) – continued

In millions, except per share amounts

	For the nine months ended February 29, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	877.4	—	877.4
Unrealized gains on securities, net of $16.5 million in tax expense	—	—	—	—	50.2	50.2
Reclassification adjustment for realized gains on securities, net of $0.5 million in tax expense (1)	—	—	—	—	(1.8)	(1.8)
Cash dividends declared ($1.86 per share)	—	—	—	(666.8)	—	(666.8)
Repurchases of common shares (2)	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation costs	—	—	36.5	—	—	36.5
Foreign currency translation adjustment	—	—	—	—	(3.3)	(3.3)
Activity related to equity-based plans	1.4	—	38.6	(18.6)	—	20.0
Balance as of February 29, 2020	358.7	$3.6	$1,277.7	$1,433.3	$45.2	$2,759.8

	For the three months ended February 29, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of November 30, 2019	358.4	$3.6	$1,252.8	$1,301.4	$11.6	$2,569.4
Net income	—	—	—	354.5	—	354.5
Unrealized gains on securities, net of $11.3 million in tax expense	—	—	—	—	34.6	34.6
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.5)	(0.5)
Cash dividends declared ($0.62 per share)	—	—	—	(222.5)	—	(222.5)
Stock-based compensation costs	—	—	12.7	—	—	12.7
Foreign currency translation adjustment	—	—	—	—	(0.5)	(0.5)
Activity related to equity-based plans	0.3	—	12.2	(0.1)	—	12.1
Balance as of February 29, 2020	358.7	$3.6	$1,277.7	$1,433.3	$45.2	$2,759.8

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,	February 29,
	2021	2020
Operating activities
Net income	$834.5	$877.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144.6	158.0
Amortization of premiums and discounts on AFS securities, net	27.4	30.7
Amortization of deferred contract costs	143.0	139.1
Stock-based compensation costs	38.1	36.5
Benefit from deferred income taxes	(6.6)	(7.7)
Provision for allowance for doubtful accounts	11.8	6.0
Net realized gains on sales of AFS securities	(1.0)	(2.4)
Changes in operating assets and liabilities:
Interest receivable	3.4	1.3
Accounts receivable and PEO unbilled receivables, net	(330.4)	0.1
Prepaid expenses and other current assets	3.8	(15.6)
Accounts payable and other current liabilities	128.0	(26.5)
Deferred costs	(146.8)	(141.4)
Net change in other long-term assets and liabilities	19.7	(2.3)
Net change in operating lease right-of-use assets and liabilities	1.1	(0.5)
Net cash provided by operating activities	870.6	1,052.7
Investing activities
Purchases of AFS securities	(4,946.5)	(21,852.6)
Proceeds from sales and maturities of AFS securities	4,452.4	22,323.4
Purchases of property and equipment	(86.9)	(91.9)
Proceeds from sales of property and equipment	3.8	—
Acquisition of businesses, net of cash acquired	(19.5)	(6.3)
Purchases of other assets	(3.6)	(8.2)
Net cash (used in)/provided by investing activities	(600.3)	364.4
Financing activities
Net change in client fund obligations	798.5	487.7
Net proceeds from short-term borrowings	1.9	51.2
Dividends paid	(670.5)	(666.8)
Repurchases of common shares	(76.0)	(171.9)
Activity related to equity-based plans	68.2	20.0
Net cash provided by/(used in) financing activities	122.1	(279.8)
Net change in cash, restricted cash, and equivalents	392.4	1,137.3
Cash, restricted cash, and equivalents, beginning of period	1,659.8	935.2
Cash, restricted cash, and equivalents, end of period	$2,052.2	$2,072.5

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$787.0	$780.0
Restricted cash	80.3	66.4
Restricted cash and restricted cash equivalents included in funds held for clients	1,184.9	1,226.1
Total cash, restricted cash, and equivalents	$2,052.2	$2,072.5

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2021

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2020 (“fiscal 2020”). Operating results and cash flows for the nine months ended February 28, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2021 (“fiscal 2021”).

Reclassifications: Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use for payment of workers’ compensation claims.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $20.3 million and $12.5 million as of February 28, 2021 and May 31, 2020, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $99.3 million and $84.7 million as of February 28, 2021 and May 31, 2020, respectively. Purchased receivables were $615.8 million and $311.9 million as of February 28, 2021 and May 31, 2020, respectively.

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

Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success.  The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.  The provision for the allowance for doubtful accounts and accounts written off were not material for the three and nine months ended February 28, 2021 and February 29, 2020. No single client accounted for 10% or more of the Company’s revenue for the three and nine months ended February 28, 2021 or February 29, 2020. As of February 28, 2021, one client within purchased receivables represented approximately 13% of total consolidated accounts receivable and unbilled receivables. No single client accounted for 10% or more of total consolidated accounts receivable and unbilled receivables as of May 31, 2020.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 28, 2021 and May 31, 2020, advance collections were $3.8 million and $6.1 million, respectively.

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

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A liability reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.3 million under its policies during both fiscal 2021 and fiscal 2020.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $12.6 million and $38.1 million for the three and nine months ended February 28, 2021, respectively, as compared with $12.7 million and $36.5 million for the three and nine months ended February 29, 2020, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2020.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the nine months ended February 28, 2021 did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the contracted services is transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is recognized when commissions are earned on premiums billed and collected. The Company’s contracts generally do not contain specified contract periods and may be terminated by either party with 30-days’ notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
In billions
Payroll wages and payroll taxes	$5.5	$5.6	$15.5	$15.9
In millions
State unemployment insurance (included in payroll wages and payroll taxes)	$73.1	$47.2	$98.7	$73.9
Guaranteed cost benefit plans	$146.1	$159.0	$439.6	$489.8

Insurance solutions are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, cyber security, and health and benefits coverage, including health, dental, vision, and life. Insurance Solutions revenue reflects commissions earned on insurance services premiums billed and is recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

Contract Balances

The timing of revenue recognition for Management Solutions and PEO and Insurance Solutions is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes them as future services are provided, over approximately three years to four years.

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2021	2020	2021	2020
Balance, beginning of period	$39.6	$45.1	$42.6	$45.7
Deferral of revenue	6.9	7.4	16.6	20.3
Recognition of unearned revenue	(6.7)	(7.4)	(19.4)	(20.9)
Balance, end of period	$39.8	$45.1	$39.8	$45.1

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 28, 2021, the Company expects to recognize deferred revenue related to material rights for the remainder of fiscal 2021 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	deferral
2021	$6.1
2022	18.2
Thereafter	15.5

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a client if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of new contracts and that would not have been incurred if the contract had not been obtained. The Company does not incur incremental costs to obtain a contract renewal. The Company determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers.” The Company also recognizes an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2021 or February 29, 2020.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2021	2020	2021	2020
Balance, beginning of period	$468.1	$456.9	$473.6	$464.3
Capitalization of costs	49.9	49.4	127.5	122.7
Amortization	(41.9)	(40.7)	(125.0)	(121.4)
Balance, end of period	$476.1	$465.6	$476.1	$465.6

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2021	2020	2021	2020
Balance, beginning of period	$67.4	$66.4	$67.3	$66.1
Capitalization of costs	7.2	6.7	19.3	18.7
Amortization	(6.0)	(6.0)	(18.0)	(17.7)
Balance, end of period	$68.6	$67.1	$68.6	$67.1

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions, except per share amounts	2021	2020	2021	2020
Basic earnings per share:
Net income	$350.5	$354.5	$834.5	$877.4
Weighted-average common shares outstanding	360.6	358.5	359.8	358.5
Basic earnings per share	$0.97	$0.99	$2.32	$2.45
Diluted earnings per share:
Net income	$350.5	$354.5	$834.5	$877.4
Weighted-average common shares outstanding	360.6	358.5	359.8	358.5
Dilutive effect of common share equivalents	2.2	2.5	2.2	2.6
Weighted-average common shares outstanding, assuming dilution	362.8	361.0	362.0	361.1
Diluted earnings per share	$0.97	$0.98	$2.31	$2.43
Weighted-average anti-dilutive common share equivalents	—	0.6	0.7	0.5

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Expense, Net

Other expense, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2021	2020	2021	2020
Interest income on corporate investments	$0.3	$3.1	$1.4	$10.9
Interest expense	(8.8)	(9.3)	(26.8)	(29.7)
Other	2.5	0.3	6.8	3.4
Other expense, net	$(6.0)	$(5.9)	$(18.6)	$(15.4)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	February 28, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,184.9	$—	$—	$1,184.9
AFS securities:
Asset-backed securities	82.3	1.6	—	83.9
Corporate bonds	626.4	30.4	(0.2)	656.6
Municipal bonds	1,699.3	33.9	(2.9)	1,730.3
U.S. government agency and treasury securities	546.2	20.6	(1.3)	565.5
VRDNs	171.1	—	—	171.1
Total AFS securities	3,125.3	86.5	(4.4)	3,207.4
Other	26.3	6.3	—	32.6
Total funds held for clients and corporate investments	$4,336.5	$92.8	$(4.4)	$4,424.9

	May 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$683.5	$—	$—	$683.5
AFS securities:
Asset-backed securities	68.0	1.7	—	69.7
Corporate bonds	649.6	34.1	(0.1)	683.6
Municipal bonds	1,373.8	37.4	(1.6)	1,409.6
U.S. government agency and treasury securities	565.8	28.5	—	594.3
Total AFS securities	2,657.2	101.7	(1.7)	2,757.2
Other	25.4	2.2	(0.4)	27.2
Total funds held for clients and corporate investments	$3,366.1	$103.9	$(2.1)	$3,467.9

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 28, 2021 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of February 28, 2021 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 28, 2021.

Included in corporate bonds as of February 28, 2021 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 1, 2021 through February 8, 2028.

Included in municipal bonds as of February 28, 2021 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from March 1, 2021 through March 1, 2028.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	February 28,	May 31,
In millions	2021	2020
Funds held for clients	$4,211.3	$3,430.5
Corporate investments	203.7	27.2
Long-term corporate investments	9.9	10.2
Total funds held for clients and corporate investments	$4,424.9	$3,467.9

Funds held for clients’ money market securities and other restricted cash equivalents is collected from clients before due dates for payroll tax administration services and employee payment services and is invested until remitted to the applicable tax or regulatory agencies or client employees. Based upon the Company’s intent and its contractual obligation to clients, these funds are considered restricted until they are remitted to fund these client obligations.

The Company’s AFS securities reflected net unrealized gains of $82.1 million and $100.0 million as of February 28, 2021 and May 31, 2020, respectively. Included in net unrealized gains as of February 28, 2021 and May 31, 2020, were 163 and 19 AFS securities in an unrealized loss position, representing approximately 13% and approximately 2% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 28, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$	$—	$7.1
Corporate bonds	(0.2)	22.6	—	—	(0.2)	22.6
Municipal bonds	(2.9)	300.7	—	—	(2.9)	300.7
U.S. government agency and treasury securities	(1.3)	104.8	—	—	(1.3)	104.8
Total	$(4.4)	$435.2	$—	$—	$(4.4)	$435.2

	May 31, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$6.5	$—	$—	$(0.1)	$6.5
Municipal bonds	(1.6)	60.3	—	—	(1.6)	60.3
Total	$(1.7)	$66.8	$—	$—	$(1.7)	$66.8

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 28, 2021 that had gross unrealized losses of $4.4 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms, and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of February 28, 2021 and May 31, 2020 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to the COVID-19 pandemic, or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2021	2020	2021	2020
Gross realized gains	$0.3	$0.6	$1.0	$2.4
Gross realized losses	—	—	—	—
Net realized gains	$0.3	$0.6	$1.0	$2.4

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2021 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2021

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$336.0	$338.8
Due after one year through three years	769.1	797.3
Due after three years through five years	876.4	912.5
Due after five years	1,143.8	1,158.8
Total	$3,125.3	$3,207.4

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$7.9	$7.9	$—	$—
Total restricted and unrestricted cash equivalents	$7.9	$7.9	$—	$—
AFS securities:
Asset-backed securities	$83.9	$—	$83.9	$—
Corporate bonds	656.6	—	656.6	—
Municipal bonds	1,730.3	—	1,730.3	—
U.S. government agency and treasury securities	565.5	—	565.5	—
VRDNs	171.1	—	171.1	—
Total AFS securities	$3,207.4	$—	$3,207.4	$—
Other	$32.6	$32.6	$—	$—
Liabilities:
Other long-term liabilities	$31.4	$31.4	$—	$—

	May 31, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.5	$43.5	$—	$—
Total restricted and unrestricted cash equivalents	$43.5	$43.5	$—	$—
AFS securities:
Asset-backed securities	$69.7	$—	$69.7	$—
Corporate bonds	683.6	—	683.6	—
Municipal bonds	1,409.6	—	1,409.6	—
U.S. government agency and treasury securities	594.3	—	594.3	—
Total AFS securities	$2,757.2	$—	$2,757.2	$—
Other	$27.2	$27.2	$—	$—
Liabilities:
Other long-term liabilities	$26.8	$26.8	$—	$—

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

The Company’s long-term borrowings are accounted for on an historical cost basis. As of February 28, 2021 and May 31, 2020, the fair value of long-term borrowings, net of debt issuance costs was $453.2 million and $441.9 million for the Senior Notes, Series A, respectively, and $462.6 million and $448.7 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Leases: During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization of related operating lease right-of-use assets, resulting in an additional $24.4 million of expense. The accelerated amortization expense recognized subsequent to August 31, 2020 is immaterial. This expense was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Property and equipment, net of accumulated depreciation: Depreciation expense was $30.4 million and $92.1 million for the three and nine months ended February 28, 2021, respectively, compared to $30.7 million and $95.6 million for the three and nine months ended February 29, 2020, respectively.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $16.0 million and $52.5 million for the three and nine months ended February 28, 2021, respectively, compared to $19.4 million and $62.4 million for the three and nine months ended February 29, 2020, respectively. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 28, 2021 or February 29, 2020.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.17% and 1.28% as of February 28, 2021 and May 31, 2020, respectively. The unused amount available under these credit facilities as of February 28, 2021 was approximately $1.7 billion. The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2021.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $147.9 million as of February 28, 2021 and May 31, 2020, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2021 and July 15, 2022. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2021 and February 29, 2020, or as of May 31, 2020. Subsequent to February 28, 2021, the letter of credit expiring April 1, 2021 was renewed through April 1, 2022.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2021.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under legally binding contractual arrangements, which include immaterial leases that have yet to commence, and commitments under existing workers’ compensation insurance agreements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $9.4 million and $5.0 million of capital assets as of February 28, 2021 and May 31, 2020, respectively.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers and directors, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided by the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2021. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 24.2% and 23.6% for the three months ended February 28, 2021 and February 29, 2020, respectively, and 23.3% and 23.4% for the nine months ended February 28, 2021 and February 29, 2020, respectively. The effective income tax rates in all periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2021 (the “third quarter”), the nine months ended February 28, 2021 (the “nine months”), the respective prior year periods ended February 29, 2020, and our financial condition as of February 28, 2021. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2021 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2020 (“fiscal 2020”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements”.

Cautionary Note Regarding Forward-Looking Statements

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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

Our investor presentation regarding the financial results for the third quarter is available and accessible on our Paychex Investor Relations page at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations page.

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

A key component of our service delivery strategy is to be a proactive partner with our clients and to develop and release integrated solutions within our Paychex Flex platform to meet their current and future needs. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong service delivery, resulting in high levels of client satisfaction and retention. We continue to make investments in leading-edge technology a priority as companies are looking to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. Our most recent round of product releases features solutions designed to help business leaders secure critical funding, meet shifting employee expectations, make data-driven decisions, and create a more equitable workforce, include:

•Pooled Employer Plan, which provides business owners with a cost-effective plan option that relieves the compliance and administration burdens of a traditional 401(k) plan, giving their employees access to a robust retirement plan benefit and allowing them to confidently prepare for their future;

•A new integration with Fiserv Inc.’s Clover® platform, which allows small business retailers using Clover’s point of sale system to integrate with Paychex Flex to more efficiently manage the essential task of payroll, staffing, time tracking, and scheduling while helping save time, increase accuracy, and reduce cost;

•Biz2Credit Integration for the Paycheck Protection Program (“PPP”), which allows fintech provider Biz2Credit, whose subsidiary Itria Ventures LLC, has secured more PPP loans(1) than any U.S. lender, to obtain required payroll data for the loan application form from Paychex Flex, streamlining the PPP loan application process;

•Diversity and Equal Pay Live Report, which builds upon a recently released Equal Employment Opportunity-1 compliance solution and gives administrators the ability to analyze their pay and diversity data via a simple, customizable report. With improved access to this critical data, businesses are better positioned to uncover opportunities to create a more diverse and equitable workforce, while also meeting compliance requirements;

•General Ledger Live Report, which dynamically expands visibility of general ledger data, and provides options to customize, drill-down, and segment report information; and

•Enhanced Live Report Functionality, which expands the existing thresholds feature in Live Reports to help customers more effectively monitor how key business metrics are performing against benchmarks and goals.

(1) Refer to the “Paycheck Protection Program (PPP) Report – Approvals through 02/28/2021” found at https://www.sba.gov/document/report-paycheck-protection-program-weekly-reports-2021 for further discussion.

Third Quarter Financial Highlights

Results of operations for the third quarter continued to be impacted by the COVID-19 pandemic, however, we continue to see moderate improvement in key indicators. Refer to the “COVID-19 Update” section of this Item 2 for further discussion on the ongoing impact of the COVID-19 pandemic along with our response to the pandemic.

Financial highlights for the third quarter compared to the corresponding prior year period are as follows:

•Total service revenue decreased 2% to $1.1 billion.

•Total revenue decreased 3% to $1.1 billion.

•Operating income was comparable at $468.6 million.

•Diluted earnings per share and adjusted diluted earnings per share(1) each decreased 1% to $0.97 per share, and to $0.96 per share, respectively.

(1) Adjusted diluted earnings per share is not a U.S. generally accepted accounting principles (“GAAP”) measure. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure.

For further analysis of our results of operations for the third quarter and nine months, and our financial position as of February 28, 2021, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

As the global COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees. We have brought back a small portion of our workforce to the office on a volunteer-only basis. We will continue to evaluate our business continuity plan against observed results and will adjust the plan accordingly.

As our clients continue to manage through the COVID-19 pandemic, we remain committed to helping them adapt and thrive, not only through the uncertainties of the COVID-19 pandemic, but the transition to the future business environment. Our blend of technology and service provides valuable tools and resources to assist our clients and their employees during this critical time. The technology investments we made to our Paychex Flex payroll and HR suite of products positions us to service our clients and support them in managing a remote workforce. We have brought a multifaceted response to the pandemic and delivered resources and services to help our clients respond and adapt. The COVID-19 Help Center on our website continues to provide support throughout every stage of the pandemic. Since the help center’s launch in March 2020, it has been viewed by nearly a half million visitors. To continue to support customers as they navigate the impacts of the COVID-19 pandemic and navigate the future of work, we have introduced several new products in the third quarter which are discussed in the “Overview” section of this Item 2. As the global economy continues to evolve, whether due to legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges.

The effects of the COVID-19 pandemic impacted our results and year-over-year comparisons, however, client retention remains strong and at record levels. Our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic to date while protecting our cash flow and liquidity. In addition, during the first half of this fiscal year, we substantially completed cost-saving initiatives, including an acceleration of our long-term strategy to reduce our geographic footprint and headcount optimization. We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and will assess the potential impact on our business and financial position. We expect that the pandemic will continue to have an adverse effect on our results, although the magnitude, duration and full effects of the pandemic are not possible to predict at this time.

For further discussion on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2020.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions, except per share amounts	2021	2020	Change(1)	2021	2020	Change(1)
Revenue:
Management Solutions	$846.8	$850.0	—%	$2,267.0	$2,301.2	(1)%
PEO and Insurance Solutions	249.8	271.5	(8)%	715.8	762.6	(6)%
Total service revenue	1,096.6	1,121.5	(2)%	2,982.8	3,063.8	(3)%
Interest on funds held for clients	15.1	21.2	(29)%	44.8	61.6	(27)%
Total revenue	1,111.7	1,142.7	(3)%	3,027.6	3,125.4	(3)%
Total expenses	643.1	672.6	(4)%	1,920.7	1,964.5	(2)%
Operating income	468.6	470.1	—%	1,106.9	1,160.9	(5)%
Other expense, net	(6.0)	(5.9)	n/m	(18.6)	(15.4)	n/m
Income before income taxes	462.6	464.2	—%	1,088.3	1,145.5	(5)%
Income taxes	112.1	109.7	2%	253.8	268.1	(5)%
Effective income tax rate	24.2%	23.6%		23.3%	23.4%
Net income	$350.5	$354.5	(1)%	$834.5	$877.4	(5)%
Diluted earnings per share	$0.97	$0.98	(1)%	$2.31	$2.43	(5)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of February 28, 2021, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2021	2020	Change(1)	2021	2020	Change(1)
Average investment balances:
Funds held for clients	$4,459.6	$4,454.3	—%	$3,849.5	$3,975.0	(3)%
Corporate cash equivalents and investments	1,062.0	837.9	27%	1,016.3	829.5	23%
Total	$5,521.6	$5,292.2	4%	$4,865.8	$4,804.5	1%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.3%	1.9%		1.5%	2.0%
Corporate cash equivalents and investments	0.1%	1.5%		0.2%	1.7%
Combined funds held for clients and corporate cash equivalents and investments	1.1%	1.8%		1.2%	1.9%

Total net realized gains	$0.3	$0.6		$1.0	$2.4

 (1) Percentage changes are calculated based on unrounded numbers.

	February 28,	May 31,
$ in millions	2021	2020
Net unrealized gains on AFS securities (1)	$82.1	$100.0
Federal Funds rate (2)	0.25%	0.25%
Total fair value of AFS securities	$3,207.4	$2,757.2
Weighted-average duration of AFS securities in years (3)	3.4	2.9
Weighted-average yield-to-maturity of AFS securities (3)	1.9%	2.1%

(1) The net unrealized gain on our investment portfolio was approximately $62.7 million as of April 2, 2021.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of February 28, 2021 and May 31, 2020.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Management Solutions revenue: Management Solutions revenue was $846.8 million for the third quarter, consistent with the prior year period. For the nine months management solutions revenue was $2.3 billion, reflecting a decrease of 1% compared to the prior year period. Both periods were impacted by solid growth from new services and product offerings, increases in our client base and increased penetration of our suite of solutions, particularly HR outsourcing, retirement services, and time and attendance. These increases were offset by a decline in check volumes, which had a larger impact during the first quarter and has shown improvement in the second and third quarters. Lower check volumes also impacted annual calendar year-end revenues as clients continue to operate with fewer employees.

PEO and Insurance Solutions revenue: PEO and Insurance Solutions revenue was $249.8 million for the third quarter and $715.8 million for the nine months, reflecting decreases of 8% and 6%, respectively, compared to the prior year periods. The decreases in both periods were primarily driven by a decline in the number of our clients’ worksite employees, and a decrease in state unemployment insurance margins within our PEO driven by rising unemployment costs. Insurance Solutions revenue declined in both periods as a result of lower workers’ compensation premiums driven by reduced wages and softening of market rates.

Interest on funds held for clients: Interest on funds held for clients was $15.1 million for the third quarter and $44.8 million for the nine months, reflecting decreases of 29% and 27%, respectively, compared to the prior year periods. The decreases in both periods resulted from lower average interest rates and realized gains, offset slightly in the third quarter by sequential improvements in average investment balances driven by wage inflation and the timing of collections and remittances.

Total expenses: Total expenses were $643.1 million for the third quarter and $1.9 billion for the nine months, reflecting decreases of 4% and 2%, respectively, compared to the prior year periods. The following table summarizes total combined cost of service revenue and selling, general and administrative expenses:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions	2021	2020	Change(1)	2021	2020	Change(1)
Compensation-related expenses	$374.4	$381.3	(2)%	$1,127.6	$1,117.7	1%
PEO insurance costs	86.5	90.2	(4)%	259.4	263.9	(2)%
Depreciation and amortization	46.4	50.1	(7)%	144.6	158.0	(8)%
Cost-saving initiatives	—	—	n/m	32.2	—	n/m
Other expenses	135.8	151.0	(10)%	356.9	424.9	(16)%
Total expenses	$643.1	$672.6	(4)%	$1,920.7	$1,964.5	(2)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The change in total expenses during the third quarter and nine months as compared to the prior year periods were primarily driven by the following factors:

•Compensation-related expenses: Lower wages as a result of headcount optimization initiatives, offset by an increase in incentive compensation expenses due to better attainment of performance measures. The impact of headcount optimization initiatives was more significant during the third quarter as compared to the respective prior year period.

•PEO insurance costs: Lower workers’ compensation subject wages and claims estimates, and lower enrollment in some of our health insurance offerings. This is offset by the expansion of our health insurance offerings to certain PEO clients.

•Other expenses: Lower discretionary spending in all areas, but more substantial within travel and entertainment expenses, and facilities costs.

Operating income: Operating income was $468.6 million for the third quarter, consistent with the prior year period, and $1.1 billion for the nine months, a decrease of 5% compared to the prior year period. Operating margin (operating income as a percentage of total revenue) was 42.2% for the third quarter and 36.6% for the nine months, compared to 41.1% and 37.1% for the respective prior year periods. Adjusted operating income(1), which excludes the impact of one-time costs, was $1.1 billion for the nine months, reflecting a decrease of 2% compared to the prior year period. Adjusted operating margin(1) (operating income, adjusted for one-time non-recurring items, as a percentage of total revenue), was 42.2% for the third quarter and 37.6% for the nine months, compared to 41.1% and 37.1% for the respective prior year periods.

(1) Adjusted operating income and adjusted operating income margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section within the “Results of Operations” section of this Item 2 for a discussion of this non-GAAP measure and a reconciliation to the most comparable GAAP measure of operating income.

Other expense, net: Other expense, net primarily represents interest expense incurred on our debt instruments and credit facilities borrowings, netted against earnings from our corporate cash and cash equivalents and investments in available-for-sale (“AFS”) securities and other equity method investments. Other expense, net, was $6.0 million and $18.6 million for the third quarter and nine months, respectively, as compared with $5.9 million and $15.4 million for the three and nine months ended February 29, 2020, respectively.

Income taxes: Our effective income tax rate was 24.2% for the third quarter and 23.3% for the nine months compared to 23.6% and 23.4%, respectively, for the prior year periods. The effective income tax rates in all periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Net income and diluted earnings per share: Net income was $350.5 million for the third quarter and $834.5 million for the nine months, reflecting decreases of 1% and 5%, respectively, compared to the prior year periods. Diluted earnings per share was $0.97 per share for the third quarter and $2.31 for the nine months, reflecting decreases of 1% and 5%, respectively, compared to the prior year periods. These fluctuations were attributable to the factors previously discussed.

Adjusted net income and adjusted diluted earnings per share, both non-GAAP measures, were $348.8 million and $0.96 per share for the third quarter, each reflecting a decrease of 1% compared to the prior year periods. Adjusted net income and adjusted diluted earnings per share were $841.6 million and $2.32 per share for the nine months, reflecting a decrease of 2% and 3%, respectively, compared to the prior year periods. Adjusted net income and adjusted diluted earnings per share include adjustments for one-time costs related to the acceleration of cost-saving initiatives and net tax windfall benefits related to employee stock-based compensation payments. Refer to the “Non-GAAP Financial Measures” section that follows for a discussion of these non-GAAP measures.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2021(1)	2020	Change	2021(1)	2020	Change
Operating income	$468.6	$470.1	—%	$1,106.9	$1,160.9	(5)%
Non-GAAP adjustments:
Cost-saving initiatives(2)	—	—		32.2	—
Total non-GAAP adjustments	—	—		32.2	—
Adjusted operating income	$468.6	$470.1	—%	$1,139.1	$1,160.9	(2)%

Net income	$350.5	$354.5	(1)%	$834.5	$877.4	(5)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(1.7)	(3.3)		(17.2)	(14.8)
Cost-saving initiatives(2)	—	—		24.3	—
Total non-GAAP adjustments	(1.7)	(3.3)		7.1	(14.8)
Adjusted net income	$348.8	$351.2	(1)%	$841.6	$862.6	(2)%

Diluted earnings per share	$0.97	$0.98	(1)%	$2.31	$2.43	(5)%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	—	(0.01)		(0.05)	(0.04)
Cost-saving initiatives(2)	—	—		0.07	—
Total non-GAAP adjustments	—	(0.01)		0.02	(0.04)
Adjusted diluted earnings per share	$0.96	$0.97	(1)%	$2.32	$2.39	(3)%

Net income	$350.5	$354.5	(1)%	$834.5	$877.4	(5)%
Non-GAAP adjustments:
Interest expense, net	8.5	6.2		25.4	18.8
Income taxes	112.1	109.7		253.8	268.1
Depreciation and amortization expense	46.4	50.1		144.6	158.0
Total non-GAAP adjustments	167.0	166.0		423.8	444.9
EBITDA	517.5	520.5	(1)%	1,258.3	1,322.3	(5)%
Cost-saving initiatives(2)	—	—		32.2	—
Adjusted EBITDA	$517.5	$520.5	(1)%	$1,290.5	$1,322.3	(2)%

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2021, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.1 billion. Total short-term and long-term borrowings, net of debt issuance costs were $804.2 million as of February 28, 2021. Our primary source of cash is generated by our ongoing operations. Cash flow from operations were $870.6 million for the nine months. Our positive cash flows have allowed us to support our business and pay substantial dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of February 28, 2021, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of February 28, 2021 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities are as follows:

		Maximum	February 28, 2021
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	August 17, 2022	$500.0	—	500.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	7.0	243.0
Total Lines of Credit Outstanding and Available			$7.0	$1,743.0

On February 6, 2020, we and our Paychex Advance, LLC subsidiary entered into a credit agreement with PNC which established a new $250.0 million three-year unsecured revolving credit facility. This revolving credit facility replaced the predecessor Paychex Advance, LLC $150.0 million four-year unsecured revolving credit facility.

Amounts outstanding under the PNC credit facility as of February 28, 2021 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the third quarter and the respective prior year period were as follows:

	For the three months ended February 28, 2021
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$7.2
Weighted-average amount borrowed	$—	$—	$7.1
Weighted-average interest rate	—%	—%	1.24%

	For the three months ended February 29, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	3	91
Maximum amount borrowed	$—	$273.0	$141.3
Weighted-average amount borrowed	$—	$168.2	$52.3
Weighted-average interest rate	—%	4.75%	2.55%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously-collected client funds that have been invested in AFS securities allocated to our long-term portfolio.

Subsequent to February 28, 2021, there were no overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of February 28, 2021, we had irrevocable standby letters of credit available totaling $147.9 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2021 and July 15, 2022. No amounts were outstanding on these letters of credit during the third quarter or as of February 28, 2021. Subsequent to February 28, 2021, the letter of credit expiring April 1, 2021 was renewed through April 1, 2022.

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

Other commitments: We had outstanding commitments under legally binding contractual arrangements, which include immaterial leases that have yet to commence, and commitments under existing workers’ compensation insurance agreements. We also enter into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $9.4 million of capital assets as of February 28, 2021. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of February 28, 2021, we have contributed approximately $10.5 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2021. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions with unconsolidated entities, which would have been established for facilitating off-balance sheet arrangements or other limited purposes. We do maintain investments as a limited partner in both low-income housing projects and venture capital funds focused on the financial technology sector. These are not considered part of our ongoing operations. These investments are accounted for under the equity method of accounting and represented less than one percent of our total assets as of February 28, 2021.

Operating, Investing, and Financing Cash Flow Activities

	For the nine months ended
	February 28,	February 29,
In millions	2021	2020
Net cash provided by operating activities	$870.6	$1,052.7
Net cash (used in)/provided by investing activities	(600.3)	364.4
Net cash provided by/(used in) financing activities	122.1	(279.8)
Net change in cash, restricted cash, and equivalents	$392.4	$1,137.3

Cash dividends per common share	$1.86	$1.86

The changes in our cash flows for the nine months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•Lower net income attributable to the reasons discussed in the “Results of Operations” section of this Form 10-Q.

•An increase in purchased receivables balances due to our client’s continued recovery from the COVID-19 pandemic and growth in our business.

•Increases in accounts payable and other current liabilities due to the timing of cash collections and payments related to our PEO business and deferrals of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act.

Investing Cash Flow Activities

•Changes in the mix and amounts of cash and AFS investments held in both periods. We held fewer VRDNs and more cash equivalents and money market balances during the respective prior year period.  VRDN's are considered AFS securities and the shift in mix to more cash held during the prior year period reduced the overall balance of AFS securities.

•After COVID-19 was declared a pandemic in March 2020, we maintained greater liquidity through the beginning of the fiscal 2021 period given the uncertainties of the market and our business.  As economic conditions have continued to improve during the nine months, we have reassessed our liquidity needs and increased our purchases of AFS investments.

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and discussed further in the financing cash flows discussion of net changes in client fund obligations. Amounts will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Form 10-Q.

Financing Cash Flow Activities

•Increase in net cash inflows from changes in client fund obligations primarily driven by larger growth in client fund obligations as clients recovered from the initial impacts of the COVID-19 pandemic. Larger tax collections related to client calendar year-end bonus payments also contributed to the increase.

•Increase in cash flows from equity-based plans which was largely the result of higher proceeds from the exercise or vesting of stock awards. 2.4 million shares of our common stock were exercised or vested compared to 1.4 million shares in the respective prior year period.

•Decrease in the repurchase of common shares as we repurchased 0.9 million shares versus 2.0 million shares in the respective prior year period. $152.1 million remains available under our common stock repurchase program. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase program.

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

Dividends paid were comparable to the prior year period. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

During the nine months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.2% compared to 1.9% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term AFS securities. Earnings from AFS securities, which as of February 28, 2021 had an average duration of 3.4 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2021 are shown below by contractual maturity. Expected maturities can differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

	February 28, 2021
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$336.0	$338.8
Due after one year through three years	769.1	797.3
Due after three years through five years	876.4	912.5
Due after five years	1,143.8	1,158.8
Total	$3,125.3	$3,207.4

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2021, the Federal Funds rate was in the range of 0.00% to 0.25%. In response to the COVID-19 pandemic, the Federal Reserve reduced the Federal Funds rate a total of 150 basis points in March 2020 to its current range of 0.00% to 0.25%. There continues to be uncertainty in the rapidly changing market and economic conditions, including any residual effects of the COVID-19 pandemic. We will continue to monitor the market conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized gains of $82.1 million as of February 28, 2021 and $100.0 million as of May 31, 2020. During the nine months, the net unrealized gain on our investment portfolios ranged from $76.0 million to $121.9 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $62.7 million as of April 2, 2021.

As of February 28, 2021 and May 31, 2020, we had $3.2 billion and $2.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.9% as of February 28, 2021 and 2.1% as of May 31, 2020. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of February 28, 2021, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations, unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 28, 2021 were not impaired as a result of the previously discussed reasons. While $435.2 million of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $4.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of February 28, 2021 and May 31, 2020 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to service revenue, while one client within our purchased receivables represented approximately 12% of total consolidated accounts and unbilled receivables as of February 28, 2021.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 28, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 28, 2021. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 28, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock, authorized through May 31, 2022. The purpose of the program is to manage common stock dilution. All shares repurchased during the third quarter were retired and were as follows:

In millions, except per share amounts	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs
December 1, 2020 - December 31, 2020	—	$—	$—	$199.3
January 1, 2021 - January 31, 2021	—	$—	$—	$199.3
February 1, 2021 - February 28, 2021	0.5	$90.38	$47.2	$152.1
Total for the period	0.5	$90.38	$47.2	$152.1

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
	10.1	Form of Pooled Plan Provider Indemnification Agreement, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 23, 2021.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.
*	104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	April 7, 2021	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 7, 2021	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	April 7, 2021	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)