Form 10-K
period 2021-05-31
PAYCHEX INC
filed 2021-07-16
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

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

As of November 30, 2020, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $29,976,304,817 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2021, 359,830,185 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 14, 2021, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2021

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

•software defects, undetected errors, or development delays for our products;

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

•our failure to comply with covenants in our debt agreements;

•changes in governmental regulations and policies;

•our ability to comply with U.S. and foreign laws and regulations;

•our compliance with data privacy laws and regulations;

•our failure to protect our intellectual property rights;

•potential outcomes related to pending or future litigation matters;

•the impact of the COVID-19 pandemic on the U.S. and global economy, and in particular on our small- and medium-sized business clients;

•volatility in the political and economic environment;

•changes in the availability of qualified people, including management, technical, compliance and sales personnel; and

•the possible effects of negative publicity on our reputation and the value of our brand.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A, “Risk Factors” and throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K (“Form 10-K”), and in our periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-K is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2021 is available and accessible on our Paychex Investor Relations page at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations page.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” “we,” “us,” “our” and the “Company” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a leading human resource (“HR”) software and services company, offering HR, payroll, benefits, and insurance services for small- to medium-sized businesses. Our purpose is to allow our customers the freedom to succeed. The workplace is evolving, and we lead the way by making complex HR, payroll, and benefits simple for our clients.

Paychex incorporated in Delaware in 1979 and has a fiscal year that ends May 31st. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and parts of Europe. As of May 31, 2021, we served greater than 710,000 payroll and PEO clients.

For any organization, a key function is effective human capital management (“HCM”), which requires both resources and expertise. Organizations are faced with complex and ever-changing requirements, including diverse and complicated federal, state, and local regulations across multiple jurisdictions. In addition, the workplace is rapidly changing as employees increasingly become mobile, work remotely, and expect a user experience similar to consumer-oriented Internet applications. We focus on helping small- to medium-sized businesses who do not have the resources or expertise to adapt to the constantly evolving environment. The COVID-19 pandemic has further accelerated certain trends toward remote work, consumer-oriented user experience, and increased regulatory complexity which required us to pivot and adapt quickly to these changes.

Paychex offers a wide range of services and products – including a fully outsourced HR solution, payroll processing, retirement services, and insurance – allowing us to customize our offering to the client's business, whether it is small or large, simple, or complex. We believe that we have the breadth of solutions to cover the spectrum of the employee life cycle, but we also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today.

Our comprehensive solutions allow our clients to manage their workforces effectively from hire to retire. We provide leading-edge HCM technology solutions, coupled with human expertise, to make complex HR, payroll, and benefits issues simple for our clients. The key features of our solutions are:

•Comprehensive cloud-based platform optimized to meet the payroll and HR needs of small- and medium-sized organizations;

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

•Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and

•50 years of expertise in HR and payroll with our technology backed by over 200 compliance experts and 650 HR business professionals.

We market our solutions through our direct and virtual sales forces which are supported by various corporate lead generation and marketing initiatives. Over 50% of our revenues are gained from our services beyond payroll processing. We focus on providing an industry-leading client experience and continue to see improving client satisfaction scores and retention.

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

•Expanding our leadership in HR. We have a comprehensive suite of value-added HR solutions for our clients and their employees. After several strategic PEO acquisitions over the past several years, we are the second largest provider of PEO services in the U.S. With over 650 HR business professionals, we have extensive expertise that we believe sets us apart in the industry.

•Growing our client base. We believe there is significant potential to grow within our current target markets. We have invested significantly in new demand generation and sales tools and expanding certain areas of our sales force. We continue to focus on sales productivity with the intent of expanding our market share across all our product lines.

•Engaging in strategic acquisitions. In the past, we utilized acquisitions as a means to expand our portfolio, enter new markets or increase our scale. We continue to evaluate and monitor potential acquisitions and will utilize this when the acquisitions are in alignment with our overall strategy.

Our Solutions

Our solutions bring together payroll and HCM software with flexible, personalized, and technology-enabled service capabilities. Clients have the option of doing payroll online using our SaaS technology, outsourcing to our payroll specialists, or using a combination of those solutions. Payroll is then integrated with HCM software modules for clients who have more complex HR needs. We also provide comprehensive HR outsourcing through our administrative services organization (“ASO”) and PEO solutions. The integration of leading-edge technology and flexible service options allows us to meet our clients’ needs how, when, and where they want.

As the global economy continues to evolve, whether due to legislative changes, the COVID-19 pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges. Developments in fiscal 2021 designed to meet the evolving needs of employers and employees during the COVID-19 pandemic included:

•The COVID-19 Help Center: Paychex brought a multifaceted response to the COVID-19 pandemic and delivers resources and services to help our clients respond and adapt. The COVID-19 Help Center on our website continues to provide support throughout every stage of the pandemic.

•Portfolio of Paycheck Protection Program (“PPP”) tools, which include the ability for employers to easily navigate the complexities of the PPP and Employee Retention Tax Credit.

•Employee health and safety offerings, including COVID-19 leave tracking, COVID-19 screening, and health attestation solutions.

•Enhanced Onboarding Self-Service experience, which simplifies the user experience for entering and reviewing new-hire information and includes the ability to invite employees to complete onboarding and documentation digitally.

HCM Technology: Paychex Flex is our proprietary HCM SaaS platform that unites HR, payroll, time and attendance, and benefits processes to maximize efficiency and savings. Paychex Flex helps clients manage the employee life cycle from recruiting and hiring to retirement, providing an integrated suite of solutions including recruiting, onboarding, HR, time and attendance and employee benefits. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily add on services as they grow. In addition, Paychex Flex presents function-focused analytics throughout the platform, providing HR leaders with data to make more informed business decisions. Paychex Flex uses a device-independent design throughout our HCM suite, which allows full functionality of all application components, regardless of device or screen size. We believe our Paychex mobile applications add greater value and convenience for our clients and their employees by allowing them instant access on their mobile device, and we have experienced strong growth in mobile and self-service usage over the past year.

We continue to invest in Paychex Flex, making significant enhancements designed to simplify the complexity of HR. In fiscal 2021, product development focused on new products geared toward increasing digital transformation and use of technology for our clients allowing them to function efficiently with a distributed workforce. Our fiscal 2021 product development included enhancements to:

Data analytics and live reports	Online employee onboarding tool
HR Connect	Performance management features
Mobility and self-service tools	Voice recognition

HR and Compliance Expertise: Paychex supports its HCM software solutions with 50 years of experience. We have over 650 HR business professionals who are dedicated to our clients and have the experience and training to provide HR best practices and advice. Our HR business partners are available to provide our ASO and PEO clients with specific guidance on HR issues. In addition, we have over 200 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations and advocate for our clients’ interests. The contributions of these compliance experts are intended to ensure that our HCM solutions are updated timely to adhere to regulations and to help our clients stay in compliance.

Technology-Enabled Client Service: Paychex Flex also provides technology-enabled service with options that include self-service, a 24/7 dedicated service center, an individual payroll specialist, and integrated service via a multi-product service center. In addition, medium-sized clients can utilize a relationship manager for more personalized service. This flexible platform services our small- to medium-sized clients and a portion of our PEO business.

Within Paychex Flex there is embedded technology to assist clients. The Paychex Flex Intelligence Engine includes the Flex Assistant, a customer service chatbot that can answer over 340 commonly asked questions and offer access to 800 instructional resources. Our Paychex Flex Intelligence Engine allows clients to elect their preference for learning – via written how-to-documents, tutorial-style video vignettes, or a guided interactive tour. At any time, a live Paychex agent is just a click away, with the entire chat conversation available real-time to provide a better, more personalized service experience.

The platform embeds self-service capabilities that empower client employees to manage their HR and benefits information from any location, on any device. These self-service capabilities allow for greater access and convenience for client employees and greater productivity for clients.

Our Clients

Paychex has HR solutions to fit the needs of any small- to medium-sized business, from do-it-yourself payroll to comprehensive HR outsourcing. The target market for our integrated HCM solutions is small- to medium-sized businesses. Within this space, we serve a diverse client base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions allow our clients to define the solution that best meets their needs and to grow within the Paychex Flex platform. We utilize service agreements and arrangements with clients that generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. For the fiscal year ended May 31, 2021 (“fiscal 2021”), client retention was at record levels of approximately 85% of our beginning client base.

We support our small-business clients, reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our solutions and customer service options for a quick and easy payday. Clients may choose to have our service team handle everything for them, or process payroll themselves utilizing our proprietary, robust SaaS Paychex Flex platform and our SurePayroll® SaaS-based products. Both products allow users to process payroll when they want, how they want, and on any device (desktop, tablet, and mobile phone).

Our medium-sized clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing services has been moving down-market. Any of our clients on Paychex Flex can opt for the integrated suite of HCM solutions, which allows clients to choose the services and software that will meet the needs of their business.

While Paychex Flex is our primary SaaS-based platform utilized by the majority of our clients for their HCM needs, there are some clients that use other platforms, including SurePayroll clients, certain PEO clients, and some smaller tenured clients.

Both our small- and medium-sized clients can choose one of our comprehensive HR outsourcing services, which include ASO and PEO solutions, and participate in our benefits offerings, which include our insurance and retirement services. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. Our retirement services product line offers many plan design options to meet the client’s requirements, as well as investment options.

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

•Retirement services administration: Our retirement services product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients may choose from a group of pre-defined fund selections or customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include relationships with financial advisors.  In January 2021, we were among the first in the retirement industry to sponsor and maintain a Pooled Employer Plan (“PEP”) to help businesses provide a cost-effective retirement plan option for their eligible employees.

•HR administration services: We offer cloud-based HR administration software for employee benefits management and administration, time and attendance solutions, recruiting, and onboarding. These services include:

oPaychex HR Online offers powerful tools for managing employee personnel information, performance management, HR compliance and reporting. Our Learning Management solution complements our performance management tool. When combined with our workflow and approval engine, we offer clients the flexibility to capture ongoing performance feedback, recommend and enroll employees in specific training courses, and leverage automated workflows to track progress and approve compensation changes tied to performance.

oDigital communication solutions, including Paychex Flex HR Connect and HR Conversations, which helps strengthen connections and keep workers engaged no matter their work location. Paychex Flex HR Connect provides the ability to digitally submit questions, requests, and incident reports directly to HR through an easy-to-use workflow. HR Conversations enables managers and HR leaders to initiate communications with employees, and enhancements to performance assessments allow for 360-degree feedback digitally within the tool.

oBenefits administration software that manages the employee-benefit enrollment process for both open-enrollment and life events.

oTime and attendance products, including our integrated Paychex Flex Time software, provide timekeeping, scheduling, and workforce analytics. The InVisionTM IRIS Time Clock, a biometric clock that scans the iris, provides fast and accurate time capture. Paychex Flex Time also works with wearable technology to allow for employees to clock in and out using their smartwatch.

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

•Business services: We offer various business services for small- to medium-sized businesses. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of services to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation. Paychex Promise, a subscription-based service, offers protection against payroll interruptions and solutions to address routine challenges of running a successful business. The primary offering is payroll protection, which extends the collection of payroll funds from a client’s bank account by seven days without interruption of service or charges for insufficient funds. In addition, through partnerships with third-party providers, we provide clients opportunities for services such as payment processing services, financial fitness programs, and a small-business loan resource center.

PEO and Insurance Solutions:

•PEO solutions: Our licensed PEO subsidiaries offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. What differentiates our PEO solutions from our ASO solutions is that we serve as a co-employer of our clients’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business

Efficiency Act to provide PEO solutions. In fiscal 2021, we began to offer the PEO Protection Plus Package, which helps business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits, as exposure to these risks rapidly increased due to the COVID-19 pandemic.

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

Sales and Marketing

We market and sell our services primarily through our direct sales force based in the markets we serve. Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of services. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. Our virtual sales force manages inbound sales leads for the under ten employee space, sales in areas without a direct sales force presence, and sales of various ancillary services. During fiscal 2021, in response to the COVID-19 pandemic, our entire field sales force pivoted to working in a virtual environment.

In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), and banks for new client referrals. More than 50% of our new small-market payroll clients (excluding business acquisitions) come from these referral sources. Our dedicated business development group drives sales through banking, national associations, and franchise channels. We also utilize digital marketing as a means to market our services.

We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. Our current partnership agreement with the AICPA is in place through September 2023. We also partner with numerous state CPA society organizations.

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

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance primarily to clients and the CPA community. We provide free webinars, white papers, and other information on our website to inform existing and prospective clients on the impact of regulatory change as well as HR and business best practices. Paychex WORX, available at www.paychex.com/worx, is a digital destination for insightful resources useful for businesses at every stage, from entrepreneur to enterprise. Paychex WORX highlights our expertise and ability to help businesses of all sizes with a wide range of HR and financial information for current clients and prospects alike.

We also track current regulatory issues that impact the business community and provide regulatory updates. We issue small business trend reports through our Paychex | IHS Markit Small Business Employment Watch. Our Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. Through Paychex Flex, AccountantHQ offers access to authorized client payroll and HR data and key account contacts, along with an extensive accountant resource library. AccountantHQ drives efficiency by putting accountants in the best position possible to easily access critical client payroll and HR data, as well as powerful reporting tools, including our PPP loan forgiveness estimator.

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

Human Capital

We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We strive to foster a diverse, equitable, and inclusive (“DE&I”) workplace; attract, retain, and develop talented employees; and keep them safe.

For detailed information regarding our HCM activities, we encourage investors to visit our Corporate Responsibility website page at https://www.paychex.com/corporate/corporate-responsibility. We have also made our Corporate Social Responsibility (“CSR”) report for fiscal 2020 available on our website. The information contained on our website and in our CSR report is not and should not be viewed as being incorporated by reference into this Form 10-K.

Our Employees: As of May 31, 2021, we employed approximately 15,000 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Paychex Culture: Our core cultural values (“Paychex Values”) are designed to guide decision making aligned to the expectations of clients, stockholders, regulators, employees, and the multiple communities in which we operate and to reflect our continuing commitment to DE&I. The Paychex Values are:

Integrity	Service	Innovation
Partnership	Accountability	Respect

Each of these values guide our decision-making process and are critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and allows us to make a positive impact in the communities we work and serve. As a result of our commitment to these principles, in 2021 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. We have achieved this recognition 13 times, and consecutively since 2012.

Talent Acquisition and Development: We compete for talent along with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition Team, in conjunction with certain third-party partners, have developed comprehensive processes to identify and recruit accomplished professionals.

Once hired, our world-class Training Department provides functional training for payroll and HCM specialists and sales associates and also offers personal training, professional development, and leadership-development programs. As a result of our efforts, we have earned the distinction of being named to Training Magazine’s list of the Top 100 Training Organizations 20 consecutive times. Most recently, we ranked No. 7 on the 2021 list in addition to being recognized as a 2021 Best Practice award winner for our Culture Shaping initiative.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that allows our employees to be their best in every area of their lives. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with comprehensive and competitive wellness benefits and well-being programs which include medical, prescription, dental, and vision insurance, short- and long-term disability, Employee Assistance Program, paid family leave, and a variety of well-being programs. For fiscal 2021, compensation-related expenses accounted for approximately 59% of our total expenses.

Employee Well-being Initiatives: In addition to providing a comprehensive compensation and benefits package, we are committed to providing a safe and healthy workplace for our employees. Healthier employees are at lower risk of injury from workplace related exposures, perform work more safely with lower rates of absenteeism, and experience better job performance. Our well-being program is a robust and comprehensive program focusing on the physical, emotional, community, career, and financial health of our employees. We have been recognized on multiple occasions with the Gold or Platinum designation as a “Best Employer for Worksite Wellbeing” by the Business Group on Health.

Our award-winning well-being initiatives offer a wide variety of services, tools, and resources that can help employees achieve their health goals using a holistic approach. In addition, we sponsor onsite health screenings, Red Cross blood donation events, flu vaccination clinics, vaping and tobacco cessation, weight management, resiliency training, meditation and yoga classes, and a variety of other programs. Similar to our Culture Champions, we also promote the use of “Well-Being Champions” - Paychex employees who serve as a liaison between the Employee Well-Being Program and their team members. Our employees’ financial well-being is equally important, so we have developed programs for financial education and support. We also maintain procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

Employee Engagement: Each year we ask our employees to share their views on working at Paychex through a company-wide engagement survey. Facilitated internally by our Human Resources Organizational Development Team, the survey methodology is periodically updated to reflect currents trends and issues including company direction and strategy, DE&I, individual development, collaboration, and our Paychex Values. A third-party administers the survey in order to maintain confidentiality of responses.  We use the survey responses to help inform management and assist in developing programs and policies that will maintain and promote Paychex Values.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new worksite employees associated with our ASO and PEO businesses tends to be higher than during the rest of the fiscal year, primarily because many new clients prefer to start using our services at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to clients paying year-end bonuses, clients requesting additional year-end services, and the preparation and delivery of end-of year reporting requirements.

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.

Our corporate website, www.paychex.com, provides materials for investors and information about our services. Our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2021 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Business and Operational Risks

We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.

The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to: enhance our current products and introduce new products in order to keep pace with products offered by our competitors; enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our clients’ requirements; and adapt to technological advancements and changing industry standards. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations. The failure to continually develop enhancements and use of technologies such as robotics and other workflow automation tools, natural language processing, and artificial intelligence/machine learning may impact our ability to increase the efficiency of and reduce costs associated with operational risk management and compliance activities.

We may experience software defects, undetected errors, and development delays, which could damage our relationship with clients, decrease our potential profitability and expose us to liability.

Our products rely on software and computing systems that can encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our products and errors or delays caused by our products could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation and exposure to liability. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyberattacks, security vulnerabilities or Internet disruptions.

We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes, some of which are provided by third-party vendors. Cyberattacks and security threats are a risk to our business and reputation. A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption or outage, corruption of data, or theft of personal or other sensitive information, could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause harm to our business and reputation and result in a loss in confidence in our ability to serve clients all of which could have a material adverse effect on our business. The rapid speed of disruptive innovations involving cyberattacks, security vulnerabilities and Internet disruptions enabled by new and emerging technologies may outpace our organization's ability to compete and/or manage the risk appropriately. In addition, cybercriminals may seek to exploit the disruptions caused by the COVID-19 pandemic by attempting to engage in payment-related fraud or by more frequently attempting to gain access to our systems through phishing or other means that may be more successful when employees are working remotely.

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, and our employees, including: bank account, credit card, and social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyber-attack because of the amount and type of personal and business information that we collect, use, and retain. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our products contains a software vulnerability, the vulnerability may be exploited to obtain access to our data or our clients’ data.

Our service platforms enable our clients to store and process personal data on premises or, increasingly, in a cloud-based environment that we host. The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, if our security measures are breached, our business could be substantially harmed, and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results. Third-parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

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

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack, public health emergency, pandemic, or other events that could have a significant disruptive effect on our operations. Climate-related weather disasters, including hurricanes, flooding, snowstorms, and severe rainstorms, could also threaten the business continuity of our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, snowstorms, and rain storms and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

We may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, we rely on a number of third-party service providers. These service providers include, but are not limited to, couriers used to deliver client payroll checks, banks used to electronically transfer funds from clients to their employees, and information technology vendors servicing cloud-based platforms we use. Failure by these service providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

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

Financial Risks

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

The Note Purchase and Guarantee Agreement (the “Agreement”) that we entered into in January 2019 in connection with our acquisition of Oasis Outsourcing Group Holdings, L.P. (“Oasis”), contains covenants which may restrict our flexibility to operate our business. These covenants include restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. The Agreement also contains financial covenants, which are reviewed for compliance on a quarterly basis, that require us not to exceed a maximum leverage ratio of 3.5:1.0 and a minimum interest coverage ratio of 2.0:1.0. In addition, certain of our indebtedness may not exceed 20% of our consolidated stockholders’ equity. If we do not comply with these covenants, it could result in material adverse effects on our operating results and our financial condition.

Legal, Regulatory and Political Risks

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

Our services are subject to various laws and regulations, including, but not limited to, the ACA and anti-money laundering rules. The growth of our international operations via acquisition also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Failure to update our services to comply with modified or new legislation in the area of health care reform as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with anti-money laundering laws and regulations, which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

In addition, there has been and may continue to be a significant number of new laws and regulations promulgated by federal, state, local, and foreign governments following the outbreak of the COVID-19 pandemic. We have expended additional resources and incurred additional costs in addressing regulatory requirements applicable to us and our clients. These regulations may be unclear, difficult to interpret or in conflict with other applicable regulations. Failure to comply with laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

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

Our services require the storage and transmission of proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as their financial and payroll data. Our applications are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy. In the U.S., we are subject to rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification and data privacy laws, such as the California Consumer Protection Act. In the European Union, we are subject to the European Union’s General Data Privacy Regulation. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. We could be subject to litigation or reputational risk if we or our third-party providers fail to utilize data practices sufficient to safeguard proprietary, confidential, or personal or identifying information. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other wrongful conduct by employees or third-parties. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and products. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand and may adversely affect our ability to compete. Third parties may claim that we are infringing on their intellectual property rights. To the extent we seek to enforce or must defend our intellectual property rights with litigation, we could incur significant expenses and/or be required to pay substantial damages. We may also be obligated to indemnify our customers or vendors in connection with claims or litigation. The litigation to enforce or defend our intellectual property rights could be costly and time-consuming.

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

General Risk Factors

Our business, results of operations, and financial condition may continue to be impacted by the outbreak of COVID-19 and such impact could be materially adverse.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The restrictions imposed to prevent the spread of COVID-19 disrupted economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory relief for impacted consumers, disruption in supply chains, and restrictions on many hospitality and travel industry operations. While economic conditions have begun improving as vaccine distribution has accelerated in the United States, there can be no assurance that the economic recovery will occur or offset the uncertainty and instability triggered by the pandemic.

We are subject to the impacts related to the COVID-19 pandemic for so long as our clients are exposed to those heightened risks and uncertainties. Our business is substantially dependent on our clients’ continued use of our solutions and services, and our results of operations will decline if our clients are no longer willing or able to use them. Our clients are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for services we already provided, and our client base will shrink, which will lower our revenue. If under financial pressure, our clients may determine that they are no longer willing to pay for the services and solutions we provide, which would reduce our revenue. Our clients may decrease their workforce, which would decrease their demand for our services. Because of spending constraints on our clients and competition in the industry, we may face pricing pressure on our services and face challenges in onboarding new clients, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our clients, our operations could be materially disrupted, and we could face significant penalties or liabilities.

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

We invest our funds held for clients in high quality, investment-grade marketable available-for-sale (“AFS”) securities, money markets, and other cash equivalents. We also invest our corporate funds in short- to intermediate-term instruments. Funds held for clients and corporate investments are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated during periods of unusual financial market volatility. The interest we earn on funds held for clients and corporate investments may decrease as a result of a decline in funds available to invest and lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. If we are unable to reinvest our AFS securities when they mature, our interest income earned and investment portfolio would be reduced. If we sell AFS securities to satisfy short-term funding requirements, we may recognize losses, which would further reduce the interest income earned on funds held for clients and corporate investments.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We owned and leased the following properties as of May 31, 2021:

Square feet
Owned facilities:
Rochester, New York	1,012,000
Other U.S. locations	30,000
International locations	13,000
Total owned facilities	1,055,000

Leased facilities:
Rochester, New York	90,000
Other U.S. locations	1,541,000
International locations	92,000
Total leased facilities	1,723,000

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

During fiscal 2021, the Company substantially completed cost-saving initiatives, including an acceleration of our long-term strategy to reduce our geographic footprint. As such, the Company ceased the use of certain leased properties. We believe that adequate, suitable lease space will continue to be available to meet our needs.

Item 3. Legal Proceedings

We are subject to various claims and legal matters that arise in the normal course of our business. Refer to Note Q of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our legal proceedings, if any.

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

As of June 30, 2021, there were 10,611 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 3,733 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 4,177 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In May 2019, our Board approved a program to repurchase up to $400.0 million of our common stock with authorization expiring in May 2022. All shares repurchased during fiscal 2021 were retired and were as follows:

In millions, except per share amount	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the program
First quarter	0.4	$74.70	$28.8	$199.3
Second quarter	—	$—	—	$199.3
Third quarter	0.5	$90.38	47.2	$152.1
March 1 to March 31, 2021	—	$—	—	$152.1
April 1 to April 30, 2021	—	$—	—	$152.1
May 1 to May 31, 2021	0.8	$98.83	79.7	$72.4
Fiscal year	1.7	$90.83	$155.7

In July 2021, our Board authorized an additional program allowing us to repurchase up to $400.0 million of our common stock which expires on January 31, 2024.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2016, in Paychex common stock, the S&P 500 Index, and two Peer Group Indexes. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

May 31,	2016	2017	2018	2019	2020	2021
Paychex	$100.00	$112.73	$128.98	$174.18	$151.49	$218.39
S&P 500	$100.00	$117.47	$134.36	$139.45	$157.35	$220.79
Peer Group - old	$100.00	$118.33	$150.41	$176.65	$194.66	$254.29
Peer Group - new	$100.00	$116.29	$145.72	$169.82	$190.66	$246.04

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Governance & Compensation Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was adjusted for fiscal 2021. The Dun & Bradstreet Corporation, TD AMERITRADE Holding Corporation, Total Systems Services, Inc. and Worldpay, Inc. were removed and replaced with FleetCor Technologies, Inc., Sabre Corporation, TransUnion and Verisk Analytics, Inc., as they are more closely aligned with the Paychex business. Both the old and new peer groups are presented for this year of transition.

Our new Peer Group for fiscal 2021 is comprised of the following companies:

Alliance Data Systems Corporation	IHS Markit, Ltd.
Automatic Data Processing, Inc. (direct competitor)	Intuit Inc.
Broadridge Financial Solutions, Inc.	Moody’s Corporation
Equifax, Inc.	Sabre Corporation
Fiserv, Inc.	TransUnion
FleetCor Technologies, Inc.	Verisk Analytics, Inc.
Global Payments Inc.	The Western Union Company
H&R Block, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2021 (“fiscal 2021” or the “fiscal year”), as compared to our fiscal year ended May 31, 2020 (“fiscal 2020”), and our financial condition as of May 31, 2021. A detailed review of our fiscal 2020 performance compared to our fiscal year ended May 31, 2019 performance and our financial condition as of May 31, 2020 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2020. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading human resource (“HR”) software and services company, offering HR, payroll, benefits, and insurance services for small- to medium-sized businesses. Within our human capital management (“HCM”) solutions, we offer a comprehensive portfolio of services and products that allow our clients to meet their diverse HR and payroll needs.

We support our small-business clients, reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. Clients may choose to have our service team handle everything for them, or process payroll themselves utilizing our proprietary, robust software-as-a-service (“SaaS”) Paychex Flex® platform and our SurePayroll® SaaS-based products. Our medium-sized clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing services has been moving down-market. Any of our clients on Paychex Flex can opt for the integrated suite of HCM solutions, which allows clients to choose the services and software that will meet the needs of their business.

Our portfolio of HCM and employee benefit-related services is disaggregated into two categories, (1) Management Solutions and (2) Professional Employer Organization (“PEO”) and Insurance Solutions, as discussed in Part 1, Item 1 of this Form 10-K.

Our mission is to be the leading provider of HR, payroll, benefits, and insurance solutions by being an essential partner to small- and medium-sized businesses across the United States (“U.S.”) and parts of Europe. We believe that success in this mission will lead to strong, long-term financial performance. Our strategy focuses on providing industry-leading, integrated technology; increasing client satisfaction; expanding our leadership in HR; growing our client base; and engaging in strategic acquisitions.

We continue to focus on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing industry-leading service and technology solutions to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

A key component of our service delivery strategy is to be a proactive partner with our clients and to develop and release integrated solutions within Paychex Flex to meet their current and future needs. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong service delivery, resulting in high levels of client satisfaction and retention.

Fiscal 2021 Business Highlights

Highlights compared to fiscal 2020 are as follows:

	Fiscal Year
In millions, except per share amounts	2021	2020	Change(3)
Total service revenue	$3,997.5	$3,953.6	1%
Total revenue	$4,056.8	$4,040.5	—%
Operating income	$1,460.7	$1,460.5	—%
Net income	$1,097.5	$1,098.1	—%
Adjusted net income(1)	$1,102.4	$1,083.2	2%
Diluted earnings per share	$3.03	$3.04	—%
Adjusted diluted earnings per share(1)	$3.04	$3.00	1%
Dividends paid to stockholders(2)	$908.7	$889.4	2%

(1)Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

(2)Dividends paid to stockholders represented approximately 83% of net income for fiscal 2021 compared to approximately 81% of net income for fiscal 2020.

(3)Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2021 and 2020, and our financial position as of May 31, 2021, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

Our payroll and PEO client base was greater than 710,000 and 680,000 clients as of May 31, 2021 and May 31, 2020, respectively. Client retention was at record levels of approximately 85% of the beginning client base for fiscal 2021, compared to over 83% for fiscal 2020.

While our HR product offerings provide services to employers and employees beyond payroll, they effectively leverage payroll processing data. These services are included as part of the integrated HCM solution within Paychex Flex or provided through the PEO platform. The following table illustrates the growth in selected HR product offerings:

$ in billions
As of May 31,	2021	2020	Change(1)
Paychex HR Solutions and PEO client worksite employees	1,680,000	1,428,000	18%
Paychex HR Solutions and PEO clients	62,000	55,000	12%
Health and benefits services applicants	205,000	182,000	13%
Retirement services plans	96,000	91,000	5%
Asset value of retirement services participants’ funds	$42.0	$32.3	30%

(1)Percentage changes are calculated based on unrounded numbers.

We continue to make investments in technology a priority as companies look to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. In fiscal 2021, we enhanced our solutions to support businesses as they navigate the federal stimulus programs and engage in digital transformation. We have continued to evolve our products to help business leaders find, hire, and retain employees quickly and effectively with an eye on driving engagement and managing labor costs. Our fiscal 2021 technology and solution developments provide a unique combination of data, technology, and service designed to meet the evolving needs of employers and employees, and include:

•Portfolio of Paycheck Protection Program (“PPP”) tools, which include the ability for employers to easily navigate the complexities of the PPP and Employee Retention Tax Credit (“ERTC”). This portfolio contains resources to help small businesses navigate complex regulations and evaluate business decisions during this challenging time as well as tools for PPP loan applications, including access to small business loan providers, and signature-ready PPP loan forgiveness applications. We have continued to update these tools in near real-time throughout the COVID-19 pandemic in response to changes in regulations.

•Employee health and safety offerings, including a COVID-19 leave tracking tool to identify employee-submitted issues, a COVID-19 screening tool to give employers a way to initiate employee COVID-19 screenings and track test results within a single platform, and health attestation solutions which enable employers to customize and digitally distribute a health attestation form to employees daily, securely store responses in real-time, and view advanced analytics for individuals or the entire workforce.

•Digital communication solutions, including Paychex Flex HR Connect and HR Conversations, which helps strengthen connections and keep workers engaged no matter their work location. Paychex Flex HR Connect provides the ability to digitally submit questions, requests, and incidents directly to HR through an easy-to-use workflow. HR Conversations enables managers, employees, and HR staff to initiate communications with employees and enhancements to performance assessments allow for 360-degree feedback digitally within the tool.

•Pooled Employer Plan, which provides business owners with a plan option that relieves the compliance and administration burdens of a traditional 401(k) plan, giving their employees access to a retirement plan benefit and allowing them to prepare for their future.

•Clover® Integration, which streamlines payroll and time and attendance management for business owners using the popular Clover platform from Fiserv. With Paychex Flex available in the Clover App Market, business owners can more efficiently manage the essential tasks of payroll, staffing, time tracking, and scheduling all within a single application to help save time, increase accuracy, and reduce cost.

•Paychex Flex Labor Cost Hub, which gives customers and CPAs a holistic, real-time view of total payroll labor job costing and labor distribution in one place, enabling them to see how much they are spending on a significant operational expense - their workforce.

•Enhanced Onboarding Self-Service experience, which simplifies the user experience for entering and reviewing new-hire information and includes the ability to invite employees to complete onboarding and documentation digitally.

•Enhancements to data analytics and Live Reports throughout the Platform. For example, the Diversity and Equal Pay Live Report builds upon a recently released Equal Employment Opportunity-1 compliance solution and gives administrators the ability to analyze their pay and diversity data via a simple, customizable report. With improved access to this critical data, businesses are better positioned to uncover opportunities to create a more diverse and equitable workforce, while also meeting compliance requirements.

•PEO Protection Plus Package reduces risks for business owners by offering insurance coverage related to cyberattacks and employee lawsuits. By offering both Cyber Liability and Employment Practices Liability Insurance coverage as part of our PEO solution, and by leveraging the group plan model of our PEO, the coverage is significantly more affordable to businesses.

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

COVID-19 Update

As the global COVID-19 pandemic has continued to evolve, our priority has been, and continues to be, the health and safety of our employees. A portion of our workforce that initially transitioned to work remotely has voluntarily returned to the office. As vaccination levels continue to increase and masking and social distancing guidelines further relax, we look forward to welcoming more of our employees back to their office locations. We currently anticipate a general return to the office in September 2021, with a greater level of flexibility in response to the feedback our employees have shared with us.

As our clients continue to manage through the COVID-19 pandemic, we remain committed to helping them adapt and thrive, not only through the uncertainties of the COVID-19 pandemic, but the transition to the future business environment. We have brought a multifaceted response to the pandemic and delivered resources and services to help our clients respond and adapt. The COVID-19 Help Center on our website continues to provide support throughout every stage of the pandemic. Since the Help Center’s launch in March 2020, it has been viewed by over a half million visitors. On June 5, 2020, the PPP Flexibility Act was signed into law, relaxing the original requirements for how businesses could use PPP loans and continue to qualify for forgiveness. Within days of the bill passing, we introduced a PPP Loan Forgiveness Estimator and Forgiveness Report in our cloud-based HR suite, Paychex Flex, to simplify the application process for customers and provide them the accurate information needed to satisfy the new forgiveness requirements. As of May 31, 2021, Paychex customers have secured $65 billion in PPP relief funds and $2.5 billion in combined employee retention tax credits and paid leave credits. As the global economy continues to evolve, whether due to legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges. Our blend of technology and service provides valuable tools and resources to assist our clients and their employees during this critical time and beyond.

The effects of the COVID-19 pandemic impacted our results and year-over-year comparisons, however, our client base continued to grow with sales performance and client retention that was at record levels. Our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic to date while protecting our cash flow and liquidity. In addition, during the first half of this fiscal year, we substantially completed cost-saving initiatives, including an acceleration of our long-term strategy to reduce our geographic footprint and headcount optimization. We ended this year with strong momentum having navigated through a fiscal year of unprecedented challenge and the uncertain environment of the COVID-19 pandemic. We are well-positioned with a broad portfolio of innovative technology and products along with our unparalleled expertise to meet the continuing needs of businesses and help them succeed and thrive as they begin to bring employees back to work and adjust to the changes of how, where, and when work gets done.

We continue to evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and will assess the potential impact on our business and financial position. Despite improving macroeconomic conditions and the emergence of vaccines, surges in COVID-19 cases, including variants of the strain, such as those recently experienced in Europe and the U.S., may cause people to self-quarantine or governments to shut down nonessential businesses again. We expect that the pandemic will continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows are not possible to predict at this time.

For further information on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of this Form 10-K.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2021	2020	Change(1)
Revenue:
Management Solutions	$3,023.4	$2,963.0	2%
PEO and Insurance Solutions	974.1	990.6	(2)%
Total service revenue	3,997.5	3,953.6	1%
Interest on funds held for clients	59.3	86.9	(32)%
Total revenue	4,056.8	4,040.5	—%
Total expenses	2,596.1	2,580.0	1%
Operating income	1,460.7	1,460.5	—%
Other expense, net	(26.5)	(23.4)	n/m
Income before income taxes	1,434.2	1,437.1	—%
Income taxes	336.7	339.0	(1)%
Effective income tax rate	23.5%	23.6%
Net income	$1,097.5	$1,098.1	—%
Diluted earnings per share	$3.03	$3.04	—%

(1)Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•Management Solutions revenue:  $3.0 billion for fiscal 2021, reflecting an increase of 2%:

oPayroll client base growth of approximately 4%, due to solid sales performance and record client retention, and

oIncreased penetration of our suite of solutions, including HR Solutions, Retirement Services, and Time and Attendance, and growth in ancillary products and services due to higher transaction volumes, offset by

oDecline in check volumes experienced during the first three quarters of our fiscal year from an overall reduction in the number of clients processing payrolls due to lower employment levels during the pandemic.

•PEO and Insurance Solutions revenue:  $974.1 million for fiscal 2021, reflecting a decrease of 2%:

oDecrease in the number of worksite employees at our clients in the first three quarters, offset by growth in the fourth quarter, and

oLower workers’ compensation premiums driven by reduced wages and softening of market rates, offset by

oIncrease in the number of health and benefit clients.

•Interest on funds held for clients:  $59.3 million for fiscal 2021, reflecting a decrease of 32%:

oLower average interest rates, due to historically low federal funds rates, and

oLower realized gains, which primarily resulted from our decision to strategically reposition our client fund portfolio at the end of fiscal 2020 to enhance liquidity in response to the economic uncertainties caused by COVID-19.

oAverage investment balances were consistent.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2021, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,
$ in millions	2021	2020
Average investment balances:
Funds held for clients	$3,941.9	$3,931.3
Corporate cash equivalents and investments	1,043.3	870.7
Total	$4,985.2	$4,802.0

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.5%	1.9%
Corporate cash equivalents and investments	0.2%	1.4%
Combined funds held for clients and corporate cash equivalents and investments	1.2%	1.8%

Total net realized gains	$1.2	$11.3

$ in millions
As of May 31,	2021	2020
Net unrealized gains on AFS securities(1)	$79.3	$100.0
Federal Funds rate(2)	0.25%	0.25%
Total fair value of AFS securities	$3,020.2	$2,757.2
Weighted-average duration of AFS securities in years(3)	3.3	2.9
Weighted-average yield-to-maturity of AFS securities(3)	1.9%	2.1%

(1)The net unrealized gain on our investment portfolios was approximately $77.4 million as of July 14, 2021.

(2)The Federal Funds rate was in the range of 0.00% to 0.25% as of both May 31, 2021 and May 31, 2020.

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

Total expenses:  The following table summarizes total combined cost of service revenue and selling, general and administrative expenses for fiscal years:

In millions	2021	2020	Change(1)
Compensation-related expenses	$1,521.8	$1,480.8	3%
PEO insurance costs	352.1	334.7	5%
Depreciation and amortization	192.0	209.7	(8)%
Cost-saving initiatives	32.2	—	n/m
Other expenses	498.0	554.8	(10)%
Total expenses	$2,596.1	$2,580.0	1%

(1)Percentage changes are calculated based on unrounded numbers.

The changes in total expenses as compared to the prior year period were primarily driven by the following factors:

•Compensation-related expenses: $1.5 billion for fiscal 2021, reflecting a 3% increase:

oHigher performance-based compensation due to stronger than anticipated performance in fiscal 2021 and unusually low performance-based compensation in 2020 due to the COVID-19 pandemic, offset by

oLower wage-related costs due to lower headcount. As of May 31, 2021, we had approximately 15,000 employees as compared to approximately 15,800 employees at May 31, 2020.

•PEO insurance costs: $352.1 million in fiscal 2021, reflecting a 5% increase:

oIncrease in workers’ compensation costs and claims estimates and expansion of health insurance offerings to more clients.

•Depreciation and amortization: $192.0 million in fiscal 2021, reflecting an 8% decrease:

oLower amortization driven by intangible assets amortized using accelerated methodologies.

•Cost-saving initiatives: $32.2 million in fiscal 2021:

oAcceleration of our long-term strategy to reduce our geographic footprint and headcount optimization. These initiatives will provide us ongoing savings in rent, facilities maintenance, and wage-related expenses.

•Other expenses: $498.0 million in fiscal 2021, reflecting a 10% decrease:

oLower discretionary and facilities spend due to office closures and restrictions due to the pandemic.

Operating income:  Fiscal 2021 operating income was $1.5 billion and comparable to fiscal 2020. Adjusted operating income(1) of $1.5 billion, which excludes the impact of one-time costs, reflects an increase of 2% and higher adjusted operating margin(1). Operating margin and adjusted operating margin are as follows:

	Fiscal Year
	2021	2020
Operating Margin (operating income as a percentage of total revenue)	36.0%	36.1%
Adjusted operating margin (operating income, adjusted for one-time items, as a percentage of total revenue)	36.8%	36.1%

Fluctuations in these metrics were attributable to the factors previously discussed.

Income taxes:  Our effective income tax rate was 23.5% and 23.6% for fiscal years 2021 and 2020, respectively. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to the volume of stock option exercises and the associated employee stock-based compensation payments. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share:  Net income was $1.1 billion for both fiscal 2021 and fiscal 2020. Diluted earnings per share was $3.03 per diluted share for fiscal 2021 and $3.04 per diluted share for fiscal 2020. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $1.1 billion for both fiscal 2021 and fiscal 2020, reflecting an increase of 2%. Adjusted diluted earnings per share(1) was $3.04 per diluted share and $3.00 per diluted share for fiscal 2021 and fiscal 2020 respectively, reflecting an increase of 1%.

(1)Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted diluted earnings per share are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section below for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of operating income, net income, and diluted earnings per share.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA are summarized as follows:

$ in millions	2021	2020	Change(1)
Operating income	$1,460.7	$1,460.5	—%
Non-GAAP adjustments:
Cost-saving initiatives(2)	32.2	—
Total non-GAAP adjustments	32.2	—
Adjusted operating income	$1,492.9	$1,460.5	2%

Net income	$1,097.5	$1,098.1	—%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(19.4)	(14.9)
Cost-saving initiatives(2)	24.3	—
Total non-GAAP adjustments	4.9	(14.9)
Adjusted net income	$1,102.4	$1,083.2	2%

Diluted earnings per share(4)	$3.03	$3.04	—%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.05)	(0.04)
Cost-saving initiatives(2)	0.07	—
Total non-GAAP adjustments	0.01	(0.04)
Adjusted diluted earnings per share	$3.04	$3.00	1%

Net income	$1,097.5	$1,098.1	—%
Non-GAAP adjustments:
Interest expense, net	33.5	26.5
Income taxes	336.7	339.0
Depreciation and amortization expense	192.0	209.7
Total non-GAAP adjustments	562.2	575.2
EBITDA	1,659.7	1,673.3	(1)%
Cost-saving initiatives(2)	32.2	-
Adjusted EBITDA	$1,691.9	$1,673.3	1%

(1)Percentage changes are calculated based on unrounded numbers.

(2)One-time costs and corresponding tax benefit recognized related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

(3)Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(4)The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the Securities and Exchange Commission (“SEC”). As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, net income, and diluted earnings per share, and, therefore, they should not be used in isolation but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2021 remained strong with cash, restricted cash, and total corporate investments of $1.1 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $804.7 million as of May 31, 2021. Our primary source of cash is generated by our ongoing operations. Cash flows from operations were $1.3 billion for fiscal 2021. Our positive cash flows for fiscal 2021 allowed us to support our business and pay dividends of approximately $909.0 million. We currently anticipate that cash, restricted cash, and total corporate investments as of May 31, 2021, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of May 31, 2021 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis on our credit facilities. Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion on our credit facilities.

Details of our credit facilities are as follows:

		Maximum	May 31, 2021
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. ("JPM")	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	August 17, 2022	$500.0	—	500.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	7.4	242.6
Total Lines of Credit Outstanding and Available			$7.4	$1,742.6

Amounts outstanding under the PNC credit facility as of May 31, 2021 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the fiscal years ended 2021 and 2020 were as follows:

	Year ended May 31, 2021
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	4	—	365
Maximum amount borrowed	$217.5	$—	$246.9
Weighted-average amount borrowed	$147.0	$—	$11.1
Weighted-average interest rate	3.25%	—%	1.12%

	Year ended May 31, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	17	29	362
Maximum amount borrowed	$694.0	$450.0	$246.0
Weighted-average amount borrowed	$343.2	$307.8	$54.2
Weighted-average interest rate	5.06%	3.30%	2.50%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term portfolio.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in this Form 10-K and other SEC filings, we may need to adjust our capital, operating, and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determined the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit:  As of May 31, 2021, we had irrevocable standby letters of credit available totaling $180.4 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 2021 and July 2022. No amounts were outstanding on these letters of credit during fiscal 2021 or as of May 31, 2021. Subsequent to May 31, 2021, letters of credit expiring in June 2021 were renewed through June 2022.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt (“Senior Notes”). Certain information related to the Senior Notes are as follows:

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

Other commitments:  The Company has various long-term contractual obligations as of May 31, 2021, which include:

•operating leases for $127.4 million;

•purchase obligations for $162.7 million;

•workers’ compensation estimated obligations for $183.1 million; and

•long-term Senior Notes debt obligations for $800.0 million, plus interest payments of $217.5 million.

Refer to Notes I, N, and Q of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these areas.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $20.4 million as of May 31, 2021. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are involved in two limited partnership agreements and committed to contribute a maximum amount of $20.0 million to venture capital funds in the financial technology sector. As of May 31, 2021, we have contributed approximately $12.0 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2021.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2021. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	Year ended May 31,
In millions	2021	2020	Change
Net cash provided by operating activities	$1,260.3	$1,440.9	$(180.6)
Net cash (used in)/provided by investing activities	(460.6)	771.9	(1,232.5)
Net cash used in financing activities	(636.4)	(1,488.2)	851.8
Net change in cash, restricted cash, and equivalents	$163.3	$724.6	$(561.3)

Cash dividends per common share	$2.52	$2.48

The changes in our cash flows for fiscal 2021 and fiscal 2020 were primarily the result of the following key drivers:

Operating Cash Flow Activities

Cash provided by operating activities decreased $180.6 million.

•Increases in purchased receivable balances in fiscal 2021 due to our clients’ continued recovery from the COVID-19 pandemic and growth in our business; and

•Timing of estimated income tax payments. Payments normally due in fiscal 2020 were deferred until fiscal 2021 under the Coronavirus Aid, Relief, and Economic Security Act; offset by,

•Increases in accrued worksite employee compensation as PEO clients’ employees returned to work; and

•Increases in accrued corporate compensation due to higher performance-based compensation in fiscal 2021.

Investing Cash Flow Activities

Cash used in investing activities increased $1.2 billion.

•Increases in Client Fund Assets as clients continue to recover from the COVID-19 pandemic;

•At the end of fiscal 2020, we increased our liquidity by selling AFS securities due to the uncertainties of the COVID-19 pandemic and its impact on the market and our business. As economic conditions improved throughout fiscal 2021, we started to opportunistically reposition back into AFS securities, and

•Reduced availability of targeted high quality VRDNs in the market led to fewer AFS securities held and more cash equivalent balances during fiscal 2021.

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and market conditions. Specific timing items impacting cash flows for fiscal 2021 and fiscal 2020 are discussed further in the financing cash flows discussion of net changes in client fund obligations. Amounts will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section contained in Item 7A of this Form 10-K.

Financing Cash Flow Activities

Cash used in financing activities decreased $851.8 million.

•Increases in client fund obligations in fiscal 2021 was due to our clients’ continued recovery from the COVID-19 pandemic and the timing of the Federal holiday. Funds collected on Friday May 28, 2021 were not remitted to client employees or tax and regulatory agencies until June 2021;

•Cash flows from equity-based plans increased largely due to higher proceeds from the exercise or vesting of stock awards. 2.7 million shares of our common stock were exercised or vested in fiscal 2021 compared to 1.5 million shares in fiscal 2020;

•During fiscal 2021 and fiscal 2020, we repurchased 1.7 million shares and 2.0 million shares, respectively. As of May 31, 2021, $72.4 million remains available under the common stock repurchase program. Refer to Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities contained in Item 5 of this Form 10-K for further discussion on our common stock repurchase programs, and

•Dividend payments increased in fiscal 2021 due to a 6% increase in our dividend rate beginning in May 2021. The payment of future dividends is dependent on our future earnings and cash flows and is subject to the discretion of our Board.

The client fund obligations liability will also vary based on the timing of collecting client funds and the related required remittance of funds to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days.

Other

Recently issued accounting pronouncements:  Refer to Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

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

Revenue recognition:  Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of our clients in the temporary staffing industry via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 35 to 45 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

We receive advance payments for set-up fees from our clients. Advance payments received for certain of our service offerings for set-up fees are considered a material right. Therefore, we defer the revenue associated with these advance payments, recognizing the revenue and related expenses over the expected period to which the material right exists.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during the fiscal years ended May 31, 2021 or May 31, 2020.

 PEO insurance reserves:  As part of our PEO solution, we offer workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, we use an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by our independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.

With respect to our PEO health insurance, we offer various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where we retain risk. A reserve for insurance arrangements where we retain risk is established to provide for the payment of claims in accordance with our service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and independent actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2021 or 2020.

Goodwill and other intangible assets:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit.  We perform our annual impairment testing in our fiscal fourth quarter. A qualitative analysis was performed for all reporting units in fiscal 2021 and 2020, to determine if it is more-likely-than-not that the fair value of the reporting units had declined below its carrying value. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2021 or 2020. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2021 or 2020.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2021 or 2020.

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

During fiscal 2021, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2021, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.2%, compared to 1.8% for fiscal 2020. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2021 had an average duration of 3.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2021 are shown below by expected maturity.

	May 31, 2021
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$335.7	$338.6
Due after one year through three years	731.6	759.0
Due after three years through five years	970.6	1,008.3
Due after five years	903.0	914.3
Total	$2,940.9	$3,020.2

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

The Federal Reserve reduced the Federal Funds rate a total of 225 basis points during fiscal 2020, of which 150 basis points was in response to the COVID-19 pandemic. As of May 31, 2021 and May 31, 2020, the Federal Funds rate was in the range of 0.00% to 0.25% There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic. We will continue to monitor market conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $5.0 billion for fiscal 2021. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 60% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized gains of $79.3 million and $100.0 million as of May 31, 2021 and May 31, 2020, respectively. Refer to Note H of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2021, the net unrealized gain on our investment portfolios ranged from $62.7 million to $121.9 million. During fiscal 2020, the net unrealized gain or loss on our investment portfolios ranged from an unrealized gain of $106.3 million to an unrealized loss of $27.0 million. The net unrealized gain on our investment portfolios was approximately $77.4 million as of July 14, 2021.

As of May 31, 2021 and 2020, we had $3.0 billion and $2.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.9% as of May 31, 2021 and 2.1% as of May 31, 2020. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of May 31, 2021, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk:    We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2021 were not impaired as a result of the previously discussed reasons. While $419.9 million of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $4.0 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2021 and 2020 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to the Company’s trade accounts receivable. These credit risk exposures are diversified amongst multiple client arrangements, and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2021.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2021, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the “Company”) as of May 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended May 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Professional Employer Organization (PEO) Insurance Reserves - Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2021, the total liability for workers’ compensation insurance reserves is $183.1 million. In establishing the workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.

The principal considerations for our determination that performing procedures relating to PEO insurance reserves - workers’ compensation insurance reserves is a critical audit matter are (i) there was significant judgment by management in determining the workers’ compensation insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures and evaluating management’s assumptions and actuarial estimates related to the loss development factors and other factors such as the historical frequency and severity of workers’ compensation claims and an estimate of future cost trends, and (ii) the audit effort included the involvement of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s workers’ compensation insurance reserves, including controls over the development of management’s assumptions and actuarial estimates related to the estimated loss development factors. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the workers’ compensation insurance reserves and (ii) comparison of this independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) testing the completeness and accuracy of data provided by management and (ii) evaluating management’s model, assumptions and actuarial estimates related to the loss development factors and other factors such as the historical frequency and severity of workers’ compensation claims and an estimate of future cost trends.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

July 16, 2021

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2021	2020	2019
Revenue:
Management Solutions	$3,023.4	$2,963.0	$2,877.7
PEO and Insurance Solutions	974.1	990.6	814.2
Total service revenue	3,997.5	3,953.6	3,691.9
Interest on funds held for clients	59.3	86.9	80.6
Total revenue	4,056.8	4,040.5	3,772.5
Expenses:
Cost of service revenue	1,271.2	1,280.8	1,177.8
Selling, general and administrative expenses	1,324.9	1,299.2	1,223.4
Total expenses	2,596.1	2,580.0	2,401.2
Operating income	1,460.7	1,460.5	1,371.3
Other expense, net	(26.5)	(23.4)	(3.3)
Income before income taxes	1,434.2	1,437.1	1,368.0
Income taxes	336.7	339.0	333.6
Net income	$1,097.5	$1,098.1	$1,034.4

Other comprehensive (loss)/income, net of tax	(4.7)	56.4	36.3
Comprehensive income	$1,092.8	$1,154.5	$1,070.7

Basic earnings per share	$3.05	$3.06	$2.88
Diluted earnings per share	$3.03	$3.04	$2.86
Weighted-average common shares outstanding	359.9	358.5	359.2
Weighted-average common shares outstanding, assuming dilution	362.1	361.0	361.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2021	2020
Assets
Cash and cash equivalents	$995.2	$905.2
Restricted cash	51.3	49.8
Corporate investments	36.7	27.2
Interest receivable	24.4	26.2
Accounts receivable, net of allowance for doubtful accounts	578.3	384.1
PEO unbilled receivables, net of advance collections	450.9	380.0
Prepaid income taxes	33.5	16.8
Prepaid expenses and other current assets	249.2	244.8
Current assets before funds held for clients	2,419.5	2,034.1
Funds held for clients	3,750.0	3,430.5
Total current assets	6,169.5	5,464.6
Long-term restricted cash	37.0	21.3
Long-term corporate investments	7.1	10.2
Property and equipment, net of accumulated depreciation	395.8	407.4
Operating lease right-of-use assets, net of accumulated amortization	103.0	114.8
Intangible assets, net of accumulated amortization	275.8	330.6
Goodwill	1,820.7	1,791.1
Long-term deferred costs	384.1	372.5
Other long-term assets	34.2	38.2
Total assets	$9,227.2	$8,550.7
Liabilities
Accounts payable	$89.0	$79.4
Accrued corporate compensation and related items	209.7	131.7
Accrued worksite employee compensation and related items	586.4	512.4
Short-term borrowings	7.4	5.1
Accrued income taxes	—	50.5
Deferred revenue	37.9	39.2
Other current liabilities	336.8	277.6
Current liabilities before client fund obligations	1,267.2	1,095.9
Client fund obligations	3,671.0	3,331.0
Total current liabilities	4,938.2	4,426.9
Accrued income taxes	25.8	33.5
Deferred income taxes	218.0	240.8
Long-term borrowings, net of debt issuance costs	797.3	796.8
Operating lease liabilities	92.4	96.9
Other long-term liabilities	207.5	174.4
Total liabilities	6,279.2	5,769.3
Commitments and contingencies — Note Q
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.8 shares as of May 31, 2021 and 358.8 shares as of May 31, 2020	3.6	3.6
Additional paid-in capital	1,446.7	1,289.9
Retained earnings	1,445.9	1,431.4
Accumulated other comprehensive income	51.8	56.5
Total stockholders’ equity	2,948.0	2,781.4
Total liabilities and stockholders’ equity	$9,227.2	$8,550.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	(loss)/income	Total
Balance as of May 31, 2018	359.0	$3.6	$1,126.8	$1,262.6	$(36.2)	$2,356.8
Net income	—	—	—	1,034.4	—	1,034.4
Unrealized gains on securities, net of $14.2 million in tax expense	—	—	—	—	44.0	44.0
Reclassification adjustment for realized gains on securities, net of $- million in tax expense (1)	—	—	—	—	—	—
Cash dividends declared ($2.30 per share)	—	—	—	(826.8)	—	(826.8)
Repurchases of common shares (2)	(0.7)	—	(1.4)	(55.5)	—	(56.9)
Stock-based compensation	—	—	46.2	—	—	46.2
Foreign currency translation adjustment	—	—	—	—	(7.7)	(7.7)
Activity related to equity-based plans	1.0	—	34.7	(5.2)	—	29.5
Balance as of May 31, 2019	359.3	3.6	1,206.3	1,409.5	0.1	2,619.5
Net income	—	—	—	1,098.1	—	1,098.1
Unrealized gains on securities, net of $22.6 million in tax expense	—	—	—	—	68.9	68.9
Reclassification adjustment for realized gains on securities, net of $2.8 million in tax expense (1)	—	—	—	—	(8.5)	(8.5)
Cash dividends declared ($2.48 per share)	—	—	—	(889.4)	—	(889.4)
Repurchases of common shares (2)	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation	—	—	47.4	—	—	47.4
Foreign currency translation adjustment	—	—	—	—	(4.0)	(4.0)
Activity related to equity-based plans	1.5	—	39.9	(18.6)	—	21.3
Balance as of May 31, 2020	358.8	3.6	1,289.9	1,431.4	56.5	2,781.4
Net income	—	—	—	1,097.5	—	1,097.5
Unrealized losses on securities, net of $4.8 million in tax benefit	—	—	—	—	(14.7)	(14.7)
Reclassification adjustment for realized gains on securities, net of $0.3 million in tax expense (1)	—	—	—	—	(0.9)	(0.9)
Cash dividends declared ($2.52 per share)	—	—	—	(908.7)	—	(908.7)
Repurchases of common shares (2)	(1.7)	—	(3.1)	(152.6)	—	(155.7)
Stock-based compensation	—	—	52.5	—	—	52.5
Foreign currency translation adjustment	—	—	—	—	10.9	10.9
Activity related to equity-based plans	2.7	—	107.4	(21.7)	—	85.7
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0

(1)Reclassification adjustments out of accumulated other comprehensive income for realized gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

(2)The Company maintains a program to repurchase up to $400.0 million of its common stock, with authorization expiring on May 31, 2022. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2021	2020	2019
Operating activities
Net income	$1,097.5	$1,098.1	$1,034.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192.0	209.7	181.5
Amortization of premiums and discounts on available-for-sale securities, net	35.8	40.8	49.0
Amortization of deferred contract costs	191.4	186.1	180.2
Stock-based compensation costs	52.5	47.4	46.2
(Benefit)/provision for deferred income taxes	(21.0)	(4.0)	4.7
Provision for allowance for doubtful accounts	8.0	7.8	3.3
Net realized gains on sales of available-for-sale securities	(1.2)	(11.3)	—
Changes in operating assets and liabilities:
Interest receivable	1.8	1.2	4.8
Accounts receivable and PEO unbilled receivables, net	(272.9)	55.1	(117.2)
Prepaid expenses and other current assets	(15.8)	(1.6)	1.0
Accounts payable and other current liabilities	169.0	(4.9)	77.5
Deferred costs	(208.0)	(196.6)	(188.5)
Net change in other long-term assets and liabilities	32.1	12.7	(5.4)
Net change in operating lease right-of-use assets and liabilities	(0.9)	0.4	—
Net cash provided by operating activities	1,260.3	1,440.9	1,271.5
Investing activities
Purchases of available-for-sale securities	(6,089.7)	(25,218.1)	(35,145.8)
Proceeds from sales and maturities of available-for-sale securities	5,771.9	26,132.9	34,638.8
Purchases of property and equipment	(114.6)	(127.0)	(123.8)
Acquisition of businesses, net of cash acquired	(19.5)	(6.1)	(992.2)
Purchases of other assets	(8.7)	(9.8)	(5.3)
Net cash (used in)/provided by investing activities	(460.6)	771.9	(1,628.3)
Financing activities
Net change in client fund obligations	340.0	(453.3)	(950.6)
Net proceeds from short-term borrowings	2.3	5.1	—
Proceeds from borrowings to fund acquisition	—	—	796.3
Dividends paid	(908.7)	(889.4)	(826.8)
Repurchases of common shares	(155.7)	(171.9)	(56.9)
Activity related to equity-based plans	85.7	21.3	29.5
Net cash used in financing activities	(636.4)	(1,488.2)	(1,008.5)
Net change in cash, restricted cash, and equivalents	163.3	724.6	(1,365.3)
Cash, restricted cash, and equivalents, beginning of fiscal year	1,659.8	935.2	2,300.5
Cash, restricted cash, and equivalents, end of fiscal year	$1,823.1	$1,659.8	$935.2

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$995.2	$905.2	$673.6
Restricted cash	88.3	71.1	57.1
Restricted cash and restricted cash equivalents included in funds held for clients	739.6	683.5	204.5
Total cash, restricted cash, and equivalents	$1,823.1	$1,659.8	$935.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading human resource (“HR”) software and services company, offering integrated human capital management (“HCM”) solutions for HR, payroll, benefits, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in parts of Europe.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. Approximately one percent of the Company’s total revenue was generated within Europe for each of the fiscal years ended May 31, 2021 (“fiscal 2021”), May 31, 2020 (“fiscal 2020”), and May 31, 2019 (“fiscal 2019”). Long-lived assets in Europe were approximately 7% and 5% of total long-lived assets of the Company as of May 31, 2021 and May 31, 2020, respectively.

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

Paychex supports its small business clients utilizing its proprietary, robust, software-as-a-service (“SaaS”) Paychex Flex® platform and the Company’s SurePayroll® SaaS-based products. Both products allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s medium-sized clients generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the services and software that will meet the needs of their businesses. In the current environment of increasing regulations, the Company believes the needs for HR outsourcing solutions have been moving down-market.

Total revenue is comprised of service revenue and interest on funds held for clients. Service revenue is comprised primarily of the fees earned on the portfolio of HCM services, which include payroll processing, complementary HR management and administration services, professional employer organization (“PEO”) solutions, and insurance agency commissions. Refer to Note B of this Item 8 for further discussion of the Company’s service revenue.

Basis of presentation: The consolidated financial statements include the accounts of Paychex, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures are reported as zero balances due to rounding.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Subsequent Events: On July 7, 2021, our Board of Directors (the “Board”) voted to authorize a program to repurchase up to $400 million of Paychex common stock with authorization expiring on January 31, 2024. This repurchase program is in addition to the existing program with authorization expiring on May 31, 2022. On July 8, 2021, Paychex announced that its Board declared a regular quarterly dividend of $0.66 per share payable August 26, 2021 to stockholders of record as of August 2, 2021.

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO clients for the payment of worksite employee payrolls and associated payroll taxes. Funds of $150.5 million and $136.4 million collected from PEO clients are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2021 and May 31, 2020, respectively.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use for payment of workers’ compensation claims.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $16.0 million and $12.5 million as of May 31, 2021 and May 31, 2020, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $98.4 million and $84.7 million as of May 31, 2021 and May 31, 2020, respectively. Purchased receivables were $495.9 million and $311.9 million as of May 31, 2021 and May 31, 2020, respectively.

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

Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for doubtful accounts and accounts written off were not material for the fiscal year ended May 31, 2021 and May 31, 2020, respectively. No single client had a material impact on total accounts receivable, service revenue, or results of operations for the fiscal year ended May 31, 2021 or May 31, 2020.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2021 and May 31, 2020, advance collections included in PEO unbilled receivables, net of advance collections were $2.5 million and $6.1 million, respectively.

Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as AFS and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash and cash equivalents such as money market securities. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income in the Consolidated Statements of Income and Comprehensive Income. Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other expense, net, respectively.

Concentrations: Substantially all the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All the Company’s deliverable securities, primarily municipal bond securities, are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities are primarily time deposits and money market funds.

Property and equipment, net of accumulated depreciation:  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally as follows:

Category	Depreciable life
Buildings and improvements	10 to 35 years or the remaining life, whichever is shorter
Data processing equipment	3 to 4 years
Furniture, fixtures, and equipment	2 to 7 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter

Normal and recurring repairs and maintenance costs are charged to expense as incurred. The Company reviews the carrying value of property and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Software development and enhancements:  Expenditures for software purchases and software developed for internal use are capitalized and depreciated on a straight-line basis over the estimated useful lives, which are generally 3 to 5 years. Software developed as part of the Company’s main processing platform is depreciated over 12 years. For software developed for internal use, certain costs are capitalized, including external direct costs of materials and services associated with developing or obtaining the software, and payroll and payroll-related costs for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended use. Costs associated with preliminary project stage activities, training, maintenance, and other post-implementation stage activities are expensed as incurred. The carrying value of software and development costs is reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Goodwill and other intangible assets, net of accumulated amortization:  Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. A qualitative analysis was performed for all reporting units in fiscal 2021, 2020, and 2019 to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying value. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2021, 2020, or 2019. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from 3 to 12 years. Certain client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. In addition, the Company has intangible assets with indefinite useful lives, which are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined there is no impairment of intangible assets with indefinite useful lives for fiscal 2021, 2020, or 2019.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company has determined that there was no impairment of long-lived assets for fiscal 2021, 2020, or 2019.

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars.   Assets and liabilities are translated into U.S. dollars at period-end exchange rates.  Income and expenses are translated at the average exchange rate for the reporting period.  The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive (loss)/income, net of tax.  The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2021, 2020, or 2019.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of our clients in the temporary staffing agency via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 35 to 45 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2021, 2020, or 2019.

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

PEO insurance reserves:  As part of the PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates.

The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for both fiscal 2021 and fiscal 2020. As of May 31, 2021 and May 31, 2020, the Company had recorded current liabilities of $65.3 million and $72.3 million, respectively, and long-term liabilities of $117.8 million and $101.3 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.3 million under its policies during both fiscal 2021 and fiscal 2020. Amounts accrued related to the health insurance and dental and vision plan reserves were $43.9 million and $36.7 million as of May 31, 2021 and May 31, 2020, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and independent actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2021, 2020, or 2019.

Leases: The Company adopted the requirements of ASU No. 2016-02 on June 1, 2019. At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease whose term is greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all the Company’s leases have been classified as operating leases. Upon modification of a contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

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

As an implicit discount rate is typically not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using a portfolio approach utilizing publicly available information related to our unsecured borrowing rates. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as other current liabilities and operating lease liabilities, respectively, in the Company’s Consolidated Balance Sheets.

A right-of-use (“ROU”) asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease right-of-use assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2021 or fiscal 2020.

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

Stock-based compensation costs:  All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility, using stock prices over a period equal to the expected option life, and implied market volatility. Expected option life is estimated based on historical exercise behavior. The Company periodically reassesses its assumptions as well as its choice of valuation model. The Company will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value or if characteristics of future grants would warrant such a change.

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

Income taxes:  The Company accounts for deferred taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.

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

Note B — Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the contracted services is transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is commissions earned on premiums collected and remitted to insurance carriers. The Company’s contracts generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the customer simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In billions	2021	2020	2019
Payroll wages and payroll taxes	$20.6	$20.5	$14.5
In millions
State unemployment insurance (included in payroll wages and payroll taxes)	$119.0	$85.7	$82.3
Guaranteed cost benefit plans	$586.4	$647.0	$451.8

Insurance solutions are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, cyber security, and health and benefits coverage, including health, dental, vision, and life. Insurance Solutions revenue reflects commissions earned on remitted insurance services premiums billed and is recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2021	2020
Balance, beginning of period	$42.6	$45.7
Deferral of revenue	23.5	24.7
Recognition of unearned revenue	(25.9)	(27.8)
Balance, end of period	$40.2	$42.6

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2021, the Company expects to recognize $20.3 million of deferred revenue related to material rights during its fiscal year ending May 31, 2022 and $19.9 million of deferred revenue thereafter.

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

Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in cost of service revenue and selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income. Refer to Note A of this Item 8 for additional disclosures on our policies for assets recognized from the costs to obtain and fulfill contracts.

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2021, 2020, or 2019.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2021	2020
Balance, beginning of period	$67.3	$66.1
Capitalization of costs	26.2	24.9
Amortization	(24.2)	(23.7)
Balance, end of period	$69.3	$67.3

Costs to obtain contracts:
	Year ended May 31,
In millions	2021	2020
Balance, beginning of period	$473.6	$464.3
Capitalization of costs	181.8	171.7
Amortization	(167.2)	(162.4)
Balance, end of period	$488.2	$473.6

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2021	2020	2019
Basic earnings per share:
Net income	$1,097.5	$1,098.1	$1,034.4
Weighted-average common shares outstanding	359.9	358.5	359.2
Basic earnings per share	$3.05	$3.06	$2.88
Diluted earnings per share:
Net income	$1,097.5	$1,098.1	$1,034.4
Weighted-average common shares outstanding	359.9	358.5	359.2
Dilutive effect of common share equivalents	2.2	2.5	2.6
Weighted-average common shares outstanding, assuming dilution	362.1	361.0	361.8
Diluted earnings per share	$3.03	$3.04	$2.86
Weighted-average anti-dilutive common share equivalents	0.6	0.7	0.4

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

Pro Forma Financial Results (Unaudited): The following table summarizes the Company’s unaudited pro forma operating results for fiscal 2019 as if the acquisition of Oasis had been consummated as of June 1, 2017. The following pro forma information does not include the impact of any costs incurred to integrate Oasis’ operations:

Year ended
May 31, 2019
Revenues	$3,958.0
Net income	$1,021.7

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

The pro forma financial information does not purport to be indicative of the results that would have been obtained had the transactions been completed as of June 1, 2017 for the period presented and are not intended to be a projection of future results or trends.

Note E — Other Expense, Net

Other expense, net, consisted of the following items:

	Year ended May 31,
In millions	2021	2020	2019
Interest income on corporate investments	$2.3	$12.3	$13.3
Interest expense	(35.8)	(38.8)	(17.6)
Other	7.0	3.1	1.0
Other expense, net	$(26.5)	$(23.4)	$(3.3)

Note F — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 44.1 million shares of the Company’s common stock. As of May 31, 2021, there were 16.4 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $52.5 million, $47.4 million, and $46.2 million for fiscal years 2021, 2020, and 2019, respectively. Related income tax benefits recognized were $8.6 million, $9.0 million, and $8.9 million for the respective fiscal years.

As of May 31, 2021, the total unrecognized compensation cost related to all unvested stock-based awards was $72.2 million and is expected to be recognized over a weighted-average period of 2.8 years.

Black-Scholes fair value assumptions:   The fair value of stock option grants and performance-based stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2021	2020	2019
	Stock options
Risk-free interest rate	0.5%	2.0%	2.9%
Dividend yield	3.2%	3.3%	3.5%
Volatility factor	0.29	0.18	0.18
Expected option life in years	6.1	6.2	6.1
Weighted-average grant-date fair value of stock options granted (per share)	$13.52	$9.86	$8.87

Year ended May 31,
2019
Performance-based
stock options
Risk-free interest rate	2.9%
Dividend yield	3.5%
Volatility factor	0.18
Expected option life in years	6.5
Weighted-average grant-date fair value of stock options granted (per share)	$9.02

No performance-based stock options were granted during fiscal 2021 or fiscal 2020.

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

The following table summarizes stock option activity for fiscal 2021:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2020	4.4	$55.02
Granted	0.7	$73.55
Exercised	(1.4)	$42.66
Forfeited	(0.1)	$78.69
Expired	—	$36.79
Outstanding as of May 31, 2021	3.6	$62.89	6.2	$136.8
Exercisable as of May 31, 2021	2.4	$56.25	5.0	$108.0

(1)Total shares valued at the market price of the underlying stock as of May 31, 2021 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2021	2020	2019
Total intrinsic value of stock options exercised	$58.5	$22.0	$25.7
Total grant-date fair value of stock options vested	$6.0	$5.0	$4.3

Restricted Stock Units (“RSUs”):   The Board grants RSUs to certain executive and non-executive employees. An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost for the employee. For each unit granted, the holder will receive one share of Paychex common stock at the time of vesting. If the recipient does not vest in the shares due to leaving Paychex, all shares or units of RSUs, and any dividends accrued thereon, when applicable, will be forfeited and returned to the Company.

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

Performance-based RSUs:  Performance-based RSUs primarily have a two year performance period, after which the number of underlying RSUs earned will be determined based on achievement against pre-established performance targets. The RSUs earned are then subject to a one year service period. Performance-based RSUs do not earn dividend equivalents during the performance period. The fair value of the RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes RSU activity for fiscal 2021:

		Weighted-		Weighted-
		average		average
	Time-	grant-date	Performance-	grant-date
	Based	fair value	based	fair value
In millions, except per share amounts	RSUs	per share	RSUs	per share
Nonvested as of May 31, 2020	1.4	$61.60	0.1	$80.59
Granted (1)	0.7	$67.92	—	$—
Vested	(0.5)	$57.10	—	$—
Forfeited	(0.1)	$64.40	—	$—
Nonvested as of May 31, 2021	1.5	$65.64	0.1	$80.59

(1)For performance-based RSUs, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2021	2020	2019
Time-based RSUs:
Weighted-average grant-date fair value per share of RSUs granted	$67.92	$73.28	$62.20
Weighted-average remaining vesting period (years)	3.0	2.9	2.9
Total intrinsic value of RSUs vested	$32.6	$40.0	$1.2
Aggregate intrinsic value of nonvested RSUs (1)	$152.7	$99.9	$127.0
Total grant-date fair value of RSUs vested	$25.6	$23.6	$0.8

Performance-based RSUs(2):
Weighted-average grant-date fair value per share of RSUs granted	$—	$80.59	$—
Weighted-average remaining vesting period (years)	1.1	2.1	—
Total intrinsic value of RSUs vested	$—	$—	$—
Aggregate intrinsic value of nonvested RSUs (1)	$6.2	$4.4	$—
Total grant-date fair value of RSUs vested	$—	$—	$—

(1)Based on the market price of the underlying common stock as of May 31, 2021, 2020 and 2019.

(2)No performance-based RSUs were granted during fiscal 2021 or fiscal 2019.

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

Time-based restricted stock awards: Time-based restricted stock awards granted to executives vest one-third per annum. Time-based restricted stock awards granted to outside directors vest on the one year anniversary of the grant date. Vesting is generally achieved on these dates with active employment or participation as a member of the Board on the date of vesting. The fair value of time-based restricted stock awards is equal to the closing market price of the underlying common stock as of the date of grant.

Performance-based restricted stock awards:   Performance-based restricted stock awards primarily have a two year performance period, after which the number of shares earned will be determined based on achievement against pre-established performance targets. The restricted shares earned are then subject to a one year service period. Performance-based shares do not earn dividend equivalents during the performance period. The fair value of performance-based shares is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes time-based and performance-based restricted stock award activity for fiscal 2021:

		Weighted-		Weighted-
		average		average
		grant-date	Performance-	grant-date
	Time-based	fair value	based	fair value
In millions, except per share amounts	shares	per share	shares	per share
Nonvested as of May 31, 2020	0.1	$73.20	0.3	$61.97
Granted (1)	0.1	$73.93	—	$65.17
Vested	(0.1)	$70.11	(0.2)	$54.28
Forfeited	—	$76.45	—	$72.31
Nonvested as of May 31, 2021	0.1	$74.60	0.1	$69.28

(1)For performance-based shares, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to time-based and performance-based restricted stock awards is as follows:

	Year ended May 31,
In millions, except per share amounts	2021	2020	2019
Weighted-average grant-date fair value per share of time-based shares granted	$73.93	$84.46	$69.80
Total grant-date fair value of time-based restricted stock vested	$3.0	$3.2	$3.0
Weighted-average grant-date fair value per share of performance-based shares granted	$65.17	$80.59	$65.17
Total grant-date fair value of performance-based restricted stock vested	$8.4	$5.8	$5.3

Long-term Incentive Plan (“LTIP”): The Company has two long-term incentive performance-based stock awards under its LTIP. In July 2011, the Board approved a special award of performance-based non-qualified stock options. Subsequent grants of this award were made upon the hire of new executives. Under this award, stock options were granted to executives with vesting dependent on achievement against long-term strategic and financial objectives. Total stock options earned and vested were based on achievement against pre-established targets for the fiscal year ended May 31, 2016 (“fiscal 2016”). The performance period was completed in fiscal 2016. Although the performance period was completed and the stock options were earned and vested, some stock options remained outstanding as of May 31, 2020; there are no stock options outstanding as of May 31, 2021.

In July 2016, the Board approved an LTIP award comprised of both performance-based non-qualified stock options and performance-based restricted stock. This award was granted to executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives. Total stock options and restricted shares earned are based on achievement against pre-established targets for fiscal 2020.

The following table summarizes LTIP performance-based stock option activity for fiscal 2021:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2020	1.3	$56.13
Granted(2)	0.2	$60.92
Exercised	(0.8)	$53.34
Outstanding as of May 31, 2021	0.7	$60.71	5.0	$27.8
Exercisable as of May 31, 2021	0.7	$60.71	5.0	$27.8

(1)Shares valued at the market price of the underlying stock as of May 31, 2021 less the exercise price.

(2)Shares issued above target achievement level upon final performance measurement.

Other information pertaining to LTIP performance-based stock options is as follows:

	Year ended May 31,
In millions	2021	2020	2019
Total intrinsic value of stock options exercised	$26.3	$23.0	$8.2

 No performance-based stock options vested in fiscal years 2020 or 2019.

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

The following table summarizes LTIP performance-based restricted stock activity for fiscal 2021:

		Weighted-
		average grant
	Restricted	date fair value
In millions, except per share amounts	shares	per share
Nonvested as of May 31, 2020	0.1	$53.97
Granted	—	$53.97
Exercised	(0.1)	$53.97
Nonvested as of May 31, 2021	—	$—

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2021, 2020, and 2019 the discount was set at 5% of the market price. Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2021, 2020, or 2019 related to the plan.

Note G — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$739.6	$—	$—	$739.6
AFS securities:
Asset-backed securities	86.5	1.4	—	87.9
Corporate bonds	635.8	28.8	(0.2)	664.4
Municipal bonds	1,669.0	33.0	(2.3)	1,699.7
U.S. government agency and treasury securities	549.6	20.1	(1.5)	568.2
Total AFS securities	2,940.9	83.3	(4.0)	3,020.2
Other	26.4	7.7	(0.1)	34.0
Total funds held for clients and corporate investments	$3,706.9	$91.0	$(4.1)	$3,793.8

	May 31, 2020
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$683.5	$—	$—	$683.5
AFS securities:
Asset-backed securities	68.0	1.7	—	69.7
Corporate bonds	649.6	34.1	(0.1)	683.6
Municipal bonds	1,373.8	37.4	(1.6)	1,409.6
U.S. government agency and treasury securities	565.8	28.5	—	594.3
Total AFS securities	2,657.2	101.7	(1.7)	2,757.2
Other	25.4	2.2	(0.4)	27.2
Total funds held for clients and corporate investments	$3,366.1	$103.9	$(2.1)	$3,467.9

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2021 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of May 31, 2021 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2021.

Included in corporate bonds as of May 31, 2021 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 1, 2021 through May 12, 2028.

Included in municipal bonds as of May 31, 2021 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from June 1, 2021 through August 1, 2028.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2021	2020
Funds held for clients	$3,750.0	$3,430.5
Corporate investments	36.7	27.2
Long-term corporate investments	7.1	10.2
Total funds held for clients and corporate investments	$3,793.8	$3,467.9

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

The Company’s AFS securities reflected net unrealized gains of $79.3 million and $100.0 million as of May 31, 2021 and May 31, 2020 respectively. Included in net unrealized gains as of May 31, 2021 and May 31, 2020 were 137 and 19 AFS securities in an unrealized loss position, representing approximately 11% and 2% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$—	$—	$7.1
Corporate bonds	(0.2)	22.0	—	—	(0.2)	22.0
Municipal bonds	(2.3)	288.2	—	—	(2.3)	288.2
U.S. government agency and treasury securities	(1.5)	102.6	—	—	(1.5)	102.6
Total	$(4.0)	$419.9	$—	$—	$(4.0)	$419.9

	May 31, 2020
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Corporate bonds	$(0.1)	$6.5	$—	$—	$(0.1)	$6.5
Municipal bonds	(1.6)	60.3	—	—	(1.6)	60.3
Total	$(1.7)	$66.8	$—	$—	$(1.7)	$66.8

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2021 that had gross unrealized losses of $4.0 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of May 31, 2021 and May 31, 2020 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to the COVID-19 pandemic, or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2021	2020	2019
Gross realized gains	$1.2	$11.6	$0.6
Gross realized losses	—	(0.3)	(0.6)
Net realized gains	$1.2	$11.3	$—

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2021 are shown below by expected maturity.

	May 31, 2021
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$335.7	$338.6
Due after one year through three years	731.6	759.0
Due after three years through five years	970.6	1,008.3
Due after five years	903.0	914.3
Total	$2,940.9	$3,020.2

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$2.9	$2.9	$—	$—
Total restricted and unrestricted cash equivalents	$2.9	$2.9	$—	$—
AFS securities:
Asset-backed securities	$87.9	$—	$87.9	$—
Corporate bonds	664.4	—	664.4	—
Municipal bonds	1,699.7	—	1,699.7	—
U.S. government agency and treasury securities	568.2	—	568.2	—
Total AFS securities	$3,020.2	$—	$3,020.2	$—
Other	$34.0	$34.0	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

	May 31, 2020
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.5	$43.5	$—	$—
Total restricted and unrestricted cash equivalents	$43.5	$43.5	$—	$—
AFS securities:
Asset-backed securities	$69.7	$—	$69.7	$—
Corporate bonds	683.6	—	683.6	—
Municipal bonds	1,409.6	—	1,409.6	—
U.S. government agency and treasury securities	594.3	—	594.3	—
Total AFS securities	$2,757.2	$—	$2,757.2	$—
Other	$27.2	$27.2	$—	$—
Liabilities:
Other long-term liabilities	$26.8	$26.8	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency and treasury securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. As of May 31, 2021 and May 31, 2020, the fair value of long-term borrowings, net of debt issuance costs was $450.2 million and $441.9 million for the Senior Notes, Series A, respectively, and $457.7 million and $448.7 million for the Senior Notes, Series B, respectively.

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

Note I: Leases

The Company’s lease portfolio consists primarily of operating leases for office space and equipment and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2021 to 2031. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per each renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2021	2020
Operating lease right-of-use assets, net of accumulated amortization	$103.0	$114.8
Operating lease liabilities, current(1)	28.9	37.2
Operating lease liabilities, non-current	92.4	96.9

Weighted average remaining lease term (in years)	5.2	4.6
Weighted average discount rate	1.81%	2.06%

(1) The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2021	2020
Fixed payment operating lease expense	$34.6	$38.2
Variable payment operating lease expense	8.3	8.6
Short-term lease expense	0.1	0.2

Fixed payment lease expense was $34.6 million, $38.2 million, and $42.9 million for fiscal years 2021, 2020, and 2019, respectively.

During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization of operating lease right-of-use assets, resulting in an additional $24.4 million of expense. The accelerated amortization expense recognized subsequent to August 31, 2020 is immaterial. This expense was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$32.2	$41.6
Amortization of ROU assets	29.2	34.4
ROU assets obtained in exchange for new operating lease liabilities	26.8	21.5
Lease incentives received in the form of tenant allowances and free rent	0.8	6.1

Lease incentives received in the form of tenant allowances and free rent was $0.8 million, $6.1 million, and $3.5 million for fiscal years 2021, 2020, and 2019, respectively.

Future lease payments are as follows:

May 31,
In millions	2021
2022	$31.5
2023	25.4
2024	21.5
2025	18.2
2026	11.4
Thereafter	19.4
Total future lease payments	127.4
Less: Imputed interest	6.1
Total operating lease liabilities	$121.3
Current portion	$28.9
Non-current portion	$92.4

As of May 31, 2021, the Company has entered into four lease agreements that have not yet commenced for terms up to ten years. These leases will require lease payments over their terms of approximately $13.9 million.

Note J — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2021	2020
Land and improvements	$10.3	$10.8
Buildings and improvements	158.3	166.5
Data processing equipment	211.4	222.4
Software (1)	748.3	690.9
Furniture, fixtures, and equipment	99.8	116.3
Leasehold improvements	83.5	110.6
Construction in progress (1)	50.3	47.1
Total property and equipment, gross	1,361.9	1,364.6
Less: Accumulated depreciation	966.1	957.2
Property and equipment, net of accumulated depreciation	$395.8	$407.4

(1)Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $123.4 million, $127.8 million, and $125.7 million for fiscal 2021, 2020, and 2019, respectively. During the three months ended August 31, 2020, the Company disposed of certain furniture and fixtures associated with abandoned leased property and recorded a loss on disposal of $5.1 million. The loss was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Note K — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2021 and May 31, 2020 were as follows:

	May 31,
In millions	2021	2020
Balance, beginning of fiscal year	$1,791.1	$1,782.6
Changes during the period:
Goodwill acquired	19.6	4.1
Acquisition accounting adjustments	—	4.5
Currency translation adjustment	10.0	(0.1)
Balance, end of fiscal year	$1,820.7	$1,791.1

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2021	2020
Client lists	$632.3	$618.4
Other intangible assets	24.1	23.3
Total intangible assets, gross	656.4	641.7
Less: Accumulated amortization	380.6	311.1
Intangible assets, net of accumulated amortization	$275.8	$330.6

During fiscal 2021, the Company acquired customer lists with a weighted-average amortization of 8.9 years.

Amortization expense relating to intangible assets was $68.6 million, $81.9 million, and $55.8 million for fiscal 2021, 2020, and 2019, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2021, 2020, or 2019.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2022	$61.7
2023	57.0
2024	54.1
2025	51.5
2026	30.1

Note L — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2021	2020
Deferred tax assets:
Compensation and employee benefit liabilities	$53.0	$37.6
Other current liabilities	19.8	8.0
Tax credit carry forward	0.2	0.2
Stock-based compensation	12.0	16.8
Leases	29.0	34.2
Net operating loss ("NOL") carry forwards	7.6	9.7
Tax benefit of uncertain tax positions	5.3	7.0
Other	—	0.5
Gross deferred tax assets	126.9	114.0
Deferred tax liabilities:
Deferred contract costs	127.5	122.8
Capitalized software	49.0	45.7
Depreciation	8.9	11.4
Goodwill and intangible assets	111.3	117.4
Operating lease right-of-use assets	26.1	29.3
Revenue not subject to current taxes	1.9	3.7
Unrealized gains on available-for-sale securities	20.2	24.5
Gross deferred tax liabilities	344.9	354.8
Net deferred tax liability	$(218.0)	$(240.8)

The deferred tax asset related to NOL carry forward is comprised of $2.2 million of federal NOL carry forwards and $5.4 million of state NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions and expire between the fiscal years ending May 31, 2022 and May 31, 2037. The state NOL carry forwards expire between the fiscal years ending May 31, 2022 through May 31, 2040.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2021	2020	2019
Current:
Federal	$271.8	$265.5	$258.2
State	85.9	77.5	70.7
Total current	357.7	343.0	328.9
Deferred:
Federal	(13.4)	(0.5)	0.7
State	(7.6)	(3.5)	4.0
Total deferred	(21.0)	(4.0)	4.7
Income taxes	$336.7	$339.0	$333.6

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	4.3%	3.9%	4.3%
Tax-exempt municipal bond interest	(0.3)%	(0.4)%	(0.5)%
Stock option windfall benefit	(1.3)%	(0.8)%	(0.5)%
Other items, including adoption of ASC 606	(0.2)%	(0.1)%	0.1%
Effective income tax rate	23.5%	23.6%	24.4%

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments. In fiscal 2019, the effective income tax rate included discrete tax expense for changes in tax reserves and the revaluation of deferred tax balances for legislative updates.

Uncertain income tax positions:  The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe. The Company maintains a reserve for uncertain tax positions. As of May 31, 2021 and May 31, 2020, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $20.4 million and $26.5 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2021	2020	2019
Balance as of beginning of fiscal year	$26.2	$22.1	$14.9
Additions for tax positions of the current year	5.5	4.1	3.8
Additions for tax positions of prior years	9.2	1.2	5.2
Reductions for tax positions of prior years	—	(0.6)	—
Settlements with tax authorities	(15.2)	—	(1.2)
Expiration of the statute of limitations	(3.3)	(0.6)	(0.6)
Balance as of end of fiscal year	$22.4	$26.2	$22.1

The reserve as of May 31, 2021 substantially relates to the Company’s uncertain tax positions for certain state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $20.4 million as of May 31, 2021 adequately covers open tax years and uncertain tax positions up to and including fiscal 2021 for major taxing jurisdictions. As of May 31, 2021 and May 31, 2020, the entire $20.4 million and $26.5 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2014, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2021, 2020, and 2019 was immaterial to the Company’s results of operations.

Note M — Short-term Financing

The Company maintains committed and unsecured credit facilities and irrevocable letters of credit as part of its normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. The Company typically borrows on an overnight or short-term basis on its credit facilities.

Details of the Company’s credit facilities are as follows:

		Maximum	Amount Outstanding
		Amount	May 31,
$ in millions	Expiration Date	Available	2021	2020
Credit facilities:
JP Morgan Chase Bank, N.A. ("JPM") (1)	July 31, 2024	$1,000.0	$—	$—
JPM (1)	August 17, 2022	$500.0	—	—
PNC Bank, National Association (“PNC”) (weighted-average interest rate of 1.16% at May 31, 2021 (2)	February 6, 2023	$250.0	7.4	5.1
Outstanding short-term financing (3)			$7.4	$5.1

(1)JPM acts as the administrative agent for this syndicated credit facility.

(2)This agreement replaced the Company’s predecessor four year unsecured $150.0 million credit facility dated March 17, 2016, which was terminated on February 6, 2020.

(3)The total amount available under these credit facilities as of May 31, 2021 was approximately $1.7 billion. Amounts under the PNC credit facility remain outstanding as of the date of this report.

Upon the expiration date of any credit facility, any borrowings outstanding under that facility will mature and be payable.

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

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2021.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $180.4 million and $147.9 million as of May 31, 2021 and May 31, 2020, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 26, 2021 and July 15, 2022. No amounts were outstanding on these letters of credit during fiscal 2021 or fiscal 2020, or as of May 31, 2021 and May 31, 2020. Subsequent to May 31, 2021, a $41.2 million letter of credit was cancelled, and letters of credit expiring on June 26, 2021 were renewed through June 26, 2022.

Note N — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	May 31,
In millions	2021	2020
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(2.7)	(3.2)
Long-term borrowings, net of debt issuance costs	$797.3	$796.8

Certain information related to the Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”) issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) for fiscal 2021 and fiscal 2020 are as follows:

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

Proceeds from the Notes were used to pay off $800.0 million in short-term borrowings under the Company’s JPM credit facilities used to temporarily finance the acquisition of Oasis in fiscal 2019. Payment of all amounts due with respect to the Notes and performance under the Agreement is guaranteed by the Company, Paychex of New York LLC, and certain other subsidiaries of the Company. The Company may, at its option, prepay at any time all, or any part of, the Notes, subject to certain conditions as described in the Agreement.

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2021.

Note O — Supplemental Cash Flow Information

Income taxes paid were $421.4 million, $298.8 million, and $317.9 million for fiscal 2021, 2020, and 2019, respectively.

Interest expense paid was $34.9 million, $38.0 million, and $10.4 million for fiscal 2021, 2020, and 2019, respectively.

Note P — Employee Benefit Plans

401(k) plan:  The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. The Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. The Company temporarily suspended its matching contribution effective July 31, 2020 through December 31, 2020. The Company’s matching contribution was reinstated on January 1, 2021 at the percentages in effect at the time of the temporary suspension. Company contributions to the Plan for fiscal 2021, 2020, and 2019 were $19.2 million, $30.1 million, and $29.3 million, respectively.

The Plan is 100% participant directed. Plan participants can fully diversify their portfolios by choosing from any or all investment fund choices in the Plan. Transfers in and out of investment funds, including the Paychex, Inc. Employee Stock Ownership Plan Stock Fund, are not restricted, except for certain restricted trading periods for individuals designated as insiders as specified in the Company’s Insider Trading Policy. The Company matching contribution, when in effect, follows the same fund elections as the employee compensation deferrals.

Deferred compensation plans:  The Company and certain subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $32.6 million and $26.8 million as of May 31, 2021 and May 31, 2020, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

Note Q — Commitments and Contingencies

Contingencies:   The Company is subject to various claims and legal matters that arise in the normal course of its business. These include disputes or potential disputes related to breach of contract, tort, employment-related claims, tax claims, statutory, and other matters.

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

Other commitments:    As of May 31, 2021, the Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements with minimum future payment obligations of approximately $345.8 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.0 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period

In millions	2022	2023	2024	2025	2026	Thereafter
Workers' compensation estimated obligations	$65.3	$36.0	$21.3	$13.2	$9.5	$37.8
Purchase obligations	91.0	46.2	17.5	8.0	—	—

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2021. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts (1)	deductions (2)	of fiscal year
2021
Allowance for expected credit losses	$12.5	$8.0	$—	$4.5	$16.0
Reserve for client fund losses	$—	$3.5	$—	$3.5	$—
2020
Allowance for expected credit losses	$7.5	$7.8	$3.0	$5.8	$12.5
Reserve for client fund losses	$2.7	$5.2	$(3.0)	$4.9	$—
2019
Allowance for expected credit losses	$7.0	$3.3	$0.7	$3.5	$7.5
Reserve for client fund losses	$2.4	$3.7	$—	$3.4	$2.7

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:    As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2021, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting:  The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2021. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2021, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	61

Mr. Mucci has served as President and Chief Executive Officer of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Communications of Rochester, a telecommunications company, including President of Telephone Operations and Chief Executive Officer of Frontier Telephone of Rochester, during his 20-year career. Mr. Mucci also serves as a director of NCR Corporation. Mr. Mucci was a director of Cbeyond, Inc. until it was purchased by Birch Communications in July 2014. He is a Trustee Emeritus of St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	64

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

Mark A. Bottini	60

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

John B. Gibson	55

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

Michael E. Gioja	63

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

Name	Age	Position and business experience
Karen E. Saunders McClendon	55

Ms. Saunders McClendon joined the Company in April 2021 as Vice President and Chief Human Resources Officer. Prior to joining the Company, she served as Vice President of Human Resources for Comcast Cable from 2013 to 2021. From 2009 to 2013, she served as Vice President of Human Resources for Aramark.

Stephanie L. Schaeffer	51

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006. In 2011, she was appointed Corporate Secretary. She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Robert L. Schrader	49

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

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2021, in the sections “MANAGEMENT PROPOSAL 1:  ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “DELINQUENT SECTION 16(a) REPORTS,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2021, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED May 31, 2021,” “THE GOVERNANCE AND COMPENSATION COMMITTEE REPORT” and the sub-heading “Governance and Compensation Committee Interlocks and Insider Participation” within the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2021, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

The Company maintains equity compensation plans in the form of stock incentive plans. Under the Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, and performance stock options have been awarded to employees and the Board. The 2002 Plan was adopted on July 9, 2020 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 15, 2020. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plans as of May 31, 2021:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by security holders	4.3	$62.54	16.4

(1)Amounts include performance stock options granted, assuming achievement of performance goals at target. Actual number of shares to be earned may differ from the target amount.

(2)Includes shares available for future issuance through grants of restricted stock units and restricted stock awards under our 2002 Plan. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2021, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, anticipated to be held on or about October 14, 2021, under the section “MANAGEMENT PROPOSAL 3: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1.	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 37.
2.	Financial Statement Schedules

Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 37. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

3.	Exhibits
	(2.1)

Stock Purchase Agreement by and among Oasis Outsourcing Acquisition Corporation, Oasis Outsourcing Group Holdings, L.P., and Paychex North America Inc., incorporated herein by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on December 21, 2018.

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

#	(10.6)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
#	(10.7)	Paychex, Inc. Form of Performance Award Incentive Program, incorporated herein by reference from Exhibit 10.25 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
	(10.8)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.9)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.10)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.11)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated October 14, 2015) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 21, 2017.

#	(10.12)

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

	(10.14)

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

	(10.20)

Five-Year Credit Agreement, dated as of July 31, 2019, by and among the Company, the Parent, and the lender parties hereto, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 1, 2019.

	(10.21)

Three-Year Credit Agreement, dated as of February 6, 2020, by and among Paychex Advance LLC, Paychex Inc., and the lender party thereto, incorporate herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 11, 2020.

	(10.22)	Form of Pooled Plan Provider Indemnification Agreement, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 23, 2021.
* #	(10.23)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020).
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	XBRL instance document.
*	101.SCH	XBRL taxonomy extension schema document.
*	101.CAL	XBRL taxonomy extension calculation linkbase document.
*	101.LAB	XBRL taxonomy label linkbase document.
*	101.PRE	XBRL taxonomy extension presentation linkbase document.
*	101.DEF	XBRL taxonomy extension definition linkbase document.
*	104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2021.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 16, 2021.

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

Kevin A. Price*, Director

Joseph M. Tucci*, Director

Joseph Velli*, Director

Kara Wilson*, Director

*By: /s/ Martin Mucci

Martin Mucci, as Attorney-in-Fact