Form 10-Q
period 2021-08-31
PAYCHEX INC
filed 2021-10-01
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

As of August 31, 2021, 360,590,737 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2021	2020
Revenue:
Management Solutions	$805.5	$687.4
PEO and Insurance Solutions	262.9	229.9
Total service revenue	1,068.4	917.3
Interest on funds held for clients	14.5	14.9
Total revenue	1,082.9	932.2
Expenses:
Cost of service revenue	312.5	307.1
Selling, general and administrative expenses	327.5	341.1
Total expenses	640.0	648.2
Operating income	442.9	284.0
Other income/(expense), net	1.0	(7.9)
Income before income taxes	443.9	276.1
Income taxes	110.3	64.5
Net income	$333.6	$211.6

Other comprehensive (loss)/income, net of tax	(6.7)	23.0
Comprehensive income	$326.9	$234.6

Basic earnings per share	$0.93	$0.59
Diluted earnings per share	$0.92	$0.59
Weighted-average common shares outstanding	360.1	359.1
Weighted-average common shares outstanding, assuming dilution	362.8	361.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2021	2021
Assets
Cash and cash equivalents	$1,102.0	$995.2
Restricted cash	48.8	51.3
Corporate investments	39.6	36.7
Interest receivable	21.3	24.4
Accounts receivable, net of allowance for doubtful accounts	574.1	578.3
PEO unbilled receivables, net of advance collections	489.1	450.9
Prepaid income taxes	—	33.5
Prepaid expenses and other current assets	260.7	249.2
Current assets before funds held for clients	2,535.6	2,419.5
Funds held for clients	3,781.7	3,750.0
Total current assets	6,317.3	6,169.5
Long-term restricted cash	34.8	37.0
Long-term corporate investments	7.1	7.1
Property and equipment, net of accumulated depreciation	395.4	395.8
Operating lease right-of-use assets, net of accumulated amortization	104.2	103.0
Intangible assets, net of accumulated amortization	260.0	275.8
Goodwill	1,816.7	1,820.7
Long-term deferred costs	387.4	384.1
Other long-term assets	44.4	34.2
Total assets	$9,367.3	$9,227.2
Liabilities
Accounts payable	$79.0	$89.0
Accrued corporate compensation and related items	132.0	209.7
Accrued worksite employee compensation and related items	595.6	586.4
Short-term borrowings	7.1	7.4
Accrued income taxes	40.9	—
Deferred revenue	38.6	37.9
Other current liabilities	361.3	336.8
Current liabilities before client fund obligations	1,254.5	1,267.2
Client fund obligations	3,703.4	3,671.0
Total current liabilities	4,957.9	4,938.2
Accrued income taxes	42.3	25.8
Deferred income taxes	225.7	218.0
Long-term borrowings, net of debt issuance costs	797.4	797.3
Operating lease liabilities	92.6	92.4
Other long-term liabilities	207.9	207.5
Total liabilities	6,323.8	6,279.2
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.6 shares as of August 31, 2021 and 359.8 shares as of May 31, 2021	3.6	3.6
Additional paid-in capital	1,481.5	1,446.7
Retained earnings	1,513.3	1,445.9
Accumulated other comprehensive income	45.1	51.8
Total stockholders’ equity	3,043.5	2,948.0
Total liabilities and stockholders’ equity	$9,367.3	$9,227.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	333.6	—	333.6
Unrealized losses on securities, net of $0.1 million in tax benefit	—	—	—	—	(0.5)	(0.5)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($0.66 per share)	—	—	—	(238.1)	—	(238.1)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	12.4	—	—	12.4
Foreign currency translation adjustment	—	—	—	—	(6.1)	(6.1)
Activity related to equity-based plans	0.8	—	22.4	(28.1)	—	(5.7)
Balance as of August 31, 2021	360.6	$3.6	$1,481.5	$1,513.3	$45.1	$3,043.5

	For the three months ended August 31, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	211.6	—	211.6
Unrealized gains on securities, net of $4.2 million in tax expense	—	—	—	—	13.0	13.0
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.2)	(0.2)
Cash dividends declared ($0.62 per share)	—	—	—	(223.2)	—	(223.2)
Repurchases of common shares (2)	(0.4)	—	(0.7)	(28.1)	—	(28.8)
Stock-based compensation costs	—	—	13.3	—	—	13.3
Foreign currency translation adjustment	—	—	—	—	10.2	10.2
Activity related to equity-based plans	1.1	—	22.8	(21.5)	—	1.3
Balance as of August 31, 2020	359.5	$3.6	$1,325.3	$1,370.2	$79.5	$2,778.6

(1) Reclassification adjustments out of accumulated other comprehensive income for realized gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

(2) The Company maintains two programs to repurchase up to $400.0 million of its common stock under each program, with authorization expiring on May 31, 2022 and January 31, 2024, respectively. The purpose of these programs is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2021	2020
Operating activities
Net income	$333.6	$211.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.7	49.6
Amortization of premiums and discounts on AFS securities, net	7.9	9.5
Amortization of deferred contract costs	49.1	47.3
Stock-based compensation costs	12.4	13.3
Provision for/(benefit) from deferred income taxes	11.5	(1.5)
Provision for allowance for doubtful accounts	(3.6)	0.6
Net realized gains on sales of AFS securities	(0.1)	(0.3)
Changes in operating assets and liabilities:
Interest receivable	3.1	2.6
Accounts receivable and PEO unbilled receivables, net	(30.4)	(68.8)
Prepaid expenses and other current assets	23.2	8.3
Accounts payable and other current liabilities	(29.1)	(55.6)
Deferred costs	(53.7)	(43.3)
Net change in other long-term assets and liabilities	17.6	23.7
Net change in operating lease right-of-use assets and liabilities	(1.6)	18.0
Net cash provided by operating activities	385.6	215.0
Investing activities
Purchases of AFS securities	(247.5)	(2,475.5)
Proceeds from sales and maturities of AFS securities	256.9	2,260.5
Purchases of property and equipment	(30.4)	(20.7)
Purchases of other assets	(1.3)	(0.6)
Net cash used in investing activities	(22.3)	(236.3)
Financing activities
Net change in client fund obligations	32.4	(133.1)
Net change in short-term borrowings	(0.3)	1.0
Dividends paid	(238.1)	(223.2)
Repurchases of common shares	—	(28.8)
Activity related to equity-based plans	(5.7)	1.3
Net cash used in financing activities	(211.7)	(382.8)
Net change in cash, restricted cash, and equivalents	151.6	(404.1)
Cash, restricted cash, and equivalents, beginning of period	1,823.1	1,659.8
Cash, restricted cash, and equivalents, end of period	$1,974.7	$1,255.7

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,102.0	$835.7
Restricted cash	83.6	75.6
Restricted cash and restricted cash equivalents included in funds held for clients	789.1	344.4
Total cash, restricted cash, and equivalents	$1,974.7	$1,255.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2021

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2021 (“fiscal 2021”). Operating results and cash flows for the three months ended August 31, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2022 (“fiscal 2022”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use for payment of workers’ compensation claims.

Accounts receivable, net of allowance for doubtful accounts: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for doubtful accounts of $12.1 million and $16.0 million as of August 31, 2021 and May 31, 2021, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $105.9 million and $98.4 million as of August 31, 2021 and May 31, 2021, respectively. Purchased receivables were $480.3 million and $495.9 million as of August 31, 2021 and May 31, 2021, respectively.

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

Accounts receivable are written off and charged against the allowance for doubtful accounts when the Company has exhausted all collection efforts without success.  The Company estimates its allowance for doubtful accounts based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.  The provision for the allowance for doubtful accounts and accounts written off were not material for the three months ended August 31, 2021 and August 31, 2020. No single client had a material impact on total accounts receivable as of August 31, 2021 and May 31, 2021 or service revenue and results of operations for the three months ended August 31, 2021 and August 31, 2020.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of August 31, 2021 and May 31, 2021, advance collections were $4.6 million and $2.5 million, respectively.

PEO insurance reserves: As part of the PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for both fiscal 2022 and fiscal 2021. For fiscal 2022, the Company also has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains claims risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million and $0.3 million under its policies during fiscal 2022 and fiscal 2021, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $12.4 million for the three months ended August 31, 2021 as compared with $13.3 million for the three months ended August 31, 2020. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2021.

Recently adopted accounting pronouncements: In June 2021, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on its consolidated financial statements:

•ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs;” and

•ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

Recently issued accounting pronouncements: Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended August 31, 2021 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the contracted services is transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is commissions earned on premiums collected and remitted to insurance carriers. The Company’s contracts generally do not contain specified contract periods and may be terminated by either party with 30 days’ notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s payroll processing, payroll-related ancillary services, and HR outsourcing solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses a combined package of services that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the client simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended
	August 31,
	2021	2020
In billions
Payroll wages and payroll taxes	$5.6	$4.9
In millions
State unemployment insurance (included in payroll wages and payroll taxes)	$15.4	$12.8
Guaranteed cost benefit plans	$150.9	$150.4

Insurance solutions are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, allowing companies to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, cybersecurity, and health and benefits coverage, including health, dental, vision, and life. Insurance Solutions revenue reflects commissions earned on remitted insurance services premiums billed and is recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

Contract Balances

The timing of revenue recognition for Management Solutions and PEO and Insurance Solutions is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these set-up fees and recognizes it over the period in which such clients are expected to benefit from the material right, which is approximately three to four years.

Changes in deferred revenue related to set-up fees are as follows:

	For the three months ended
	August 31,
In millions	2021	2020
Balance, beginning of period	$40.2	$42.6
Deferral of revenue	7.6	4.0
Recognition of unearned revenue	(6.3)	(6.4)
Balance, end of period	$41.5	$40.2

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of August 31, 2021, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2022 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	deferral
2022	$16.1
2023	14.5
Thereafter	10.9

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2021 or August 31, 2020.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended
	August 31,
In millions	2021	2020
Balance, beginning of period	$488.2	$473.6
Capitalization of costs	46.6	37.2
Amortization	(42.9)	(41.4)
Balance, end of period	$491.9	$469.4

Costs to fulfill contracts:
	For the three months ended
	August 31,
In millions	2021	2020
Balance, beginning of period	$69.3	$67.3
Capitalization of costs	7.1	6.1
Amortization	(6.2)	(5.9)
Balance, end of period	$70.2	$67.5

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2021	2020
Basic earnings per share:
Net income	$333.6	$211.6
Weighted-average common shares outstanding	360.1	359.1
Basic earnings per share	$0.93	$0.59
Diluted earnings per share:
Net income	$333.6	$211.6
Weighted-average common shares outstanding	360.1	359.1
Dilutive effect of common share equivalents	2.7	2.2
Weighted-average common shares outstanding, assuming dilution	362.8	361.3
Diluted earnings per share	$0.92	$0.59
Weighted-average anti-dilutive common share equivalents	0.2	1.0

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2021	2020
Interest income on corporate investments	$0.2	$0.6
Interest expense	(9.2)	(9.0)
Other	10.0	0.5
Other income/(expense), net	$1.0	$(7.9)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	August 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$789.1	$—	$—	$789.1
AFS securities:
Asset-backed securities	79.9	1.2	—	81.1
Corporate bonds	648.8	25.5	(0.2)	674.1
Municipal bonds	1,669.2	34.5	(0.7)	1,703.0
U.S. government agency and treasury securities	525.8	19.3	(0.9)	544.2
Total AFS securities	2,923.7	80.5	(1.8)	3,002.4
Other	29.7	7.2	—	36.9
Total funds held for clients and corporate investments	$3,742.5	$87.7	$(1.8)	$3,828.4

	May 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$739.6	$—	$—	$739.6
AFS securities:
Asset-backed securities	86.5	1.4	—	87.9
Corporate bonds	635.8	28.8	(0.2)	664.4
Municipal bonds	1,669.0	33.0	(2.3)	1,699.7
U.S. government agency and treasury securities	549.6	20.1	(1.5)	568.2
Total AFS securities	2,940.9	83.3	(4.0)	3,020.2
Other	26.4	7.7	(0.1)	34.0
Total funds held for clients and corporate investments	$3,706.9	$91.0	$(4.1)	$3,793.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of August 31, 2021 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of August 31, 2021 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2021.

Included in corporate bonds as of August 31, 2021 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from September 7, 2021 through August 12, 2028.

Included in municipal bonds as of August 31, 2021 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from September 1, 2021 through November 15, 2028.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	August 31,	May 31,
In millions	2021	2021
Funds held for clients	$3,781.7	$3,750.0
Corporate investments	39.6	36.7
Long-term corporate investments	7.1	7.1
Total funds held for clients and corporate investments	$3,828.4	$3,793.8

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

The Company’s AFS securities reflected net unrealized gains of $78.7 million and $79.3 million as of August 31, 2021 and May 31, 2021, respectively. Included in net unrealized gains as of August 31, 2021 and May 31, 2021, were 107 and 137 AFS securities in an unrealized loss position, representing approximately 9% and approximately 11% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$6.0	$—	$—	$—	$6.0
Corporate bonds	(0.2)	32.5	—	—	(0.2)	32.5
Municipal bonds	(0.7)	126.5	—	—	(0.7)	126.5
U.S. government agency and treasury securities	(0.8)	103.7	(0.1)	5.2	(0.9)	108.9
Total	$(1.7)	$268.7	$(0.1)	$5.2	$(1.8)	$273.9

	May 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$—	$—	$7.1
Corporate bonds	(0.2)	22.0	—	—	(0.2)	22.0
Municipal bonds	(2.3)	288.2	—	—	(2.3)	288.2
U.S. government agency and treasury securities	(1.5)	102.6	—	—	(1.5)	102.6
Total	$(4.0)	$419.9	$—	$—	$(4.0)	$419.9

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of August 31, 2021 that had gross unrealized losses of $1.8 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of August 31, 2021 and May 31, 2021 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to the COVID-19 pandemic, or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income/(expense), net, respectively. Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended
	August 31,
In millions	2021	2020
Gross realized gains	$0.1	$0.3
Gross realized losses	—	—
Net realized gains	$0.1	$0.3

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2021 are shown below by expected maturity.

	August 31, 2021

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$318.7	$322.0
Due after one year through three years	715.0	741.0
Due after three years through five years	1,025.1	1,062.1
Due after five years	864.9	877.3
Total	$2,923.7	$3,002.4

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$11.8	$11.8	$—	$—
Total restricted and unrestricted cash equivalents	$11.8	$11.8	$—	$—
AFS securities:
Asset-backed securities	$81.1	$—	$81.1	$—
Corporate bonds	674.1	—	674.1	—
Municipal bonds	1,703.0	—	1,703.0	—
U.S. government agency and treasury securities	544.2	—	544.2	—
Total AFS securities	$3,002.4	$—	$3,002.4	$—
Other	$36.9	$36.9	$—	$—
Liabilities:
Other long-term liabilities	$35.3	$35.3	$—	$—

	May 31, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$2.9	$2.9	$—	$—
Total restricted and unrestricted cash equivalents	$2.9	$2.9	$—	$—
AFS securities:
Asset-backed securities	$87.9	$—	$87.9	$—
Corporate bonds	664.4	—	664.4	—
Municipal bonds	1,699.7	—	1,699.7	—
U.S. government agency and treasury securities	568.2	—	568.2	—
Total AFS securities	$3,020.2	$—	$3,020.2	$—
Other	$34.0	$34.0	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of August 31, 2021 and May 31, 2021, the fair value of long-term borrowings, net of debt issuance costs was $448.4 million and $450.2 million for the Senior Notes, Series A, respectively, and $462.4 million and $457.7 million for the Senior Notes, Series B, respectively.

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

Property and equipment, net of accumulated depreciation: During the three months ended August 31, 2020, the Company disposed of certain furniture and fixtures associated with abandoned leased property and recorded a loss on disposal of $5.1 million. The loss was recorded in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. Depreciation expense was $30.7 million for the three months ended August 31, 2021, compared to $31.3 million for the three months ended August 31, 2020.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $15.0 million for the three months ended August 31, 2021, compared to $18.3 million for the three months ended August 31, 2020. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2021 or August 31, 2020.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.17% and 1.16% as of August 31, 2021 and May 31, 2021, respectively. The unused amount available under these credit facilities as of August 31, 2021 was approximately $1.7 billion.

Subsequent to August 31, 2021, the Company amended its $500 million credit facility with JP Morgan Chase Bank, N.A. (“JPM”). The amendment increases the credit facility’s maximum borrowing capacity to $750 million, extends the term through September 17, 2026 with the option to extend for two additional one-year periods, and amends interest rate provisions to phase out the use of the London Interbank Offered Rate (“LIBOR”). In addition, the Company also amended its $1.0 billion credit facility with JPM. The amendments phase out the use of LIBOR and adopt other administrative changes to maintain consistency with the Company’s other credit facilities.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2021.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $139.6 million and $180.4 million as of August 31, 2021 and May 31, 2021, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 17, 2021 and December 5, 2022. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2021 and August 31, 2020, or as of May 31, 2021.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2021.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.9 million and $7.0 million of capital assets as of August 31, 2021 and May 31, 2021, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2021. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 24.9% and 23.4% for the three months ended August 31, 2021 and August 31, 2020, respectively. This increase was the result of an increase in state taxes. Both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2021 (the “first quarter”), the respective prior year period ended August 31, 2020 (the “prior year period”), and our financial condition as of August 31, 2021. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2021 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2021 (“fiscal 2021”). Forward-looking statements in this review are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements”.

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

•changes in the availability of qualified people; and

•the possible effects of negative publicity on our reputation and the value of our brand.

Any of these factors, as well as other factors discussed in our Form 10-K for fiscal 2021 or in our other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are a leading human resource (“HR”) software and services company, offering HR, payroll, benefits, and insurance solutions for small- to medium-sized businesses. Within our human capital management (“HCM”) solutions, we offer a comprehensive portfolio of technology solutions and services that allow our clients to meet their diverse HR and payroll needs.

Our comprehensive solutions allow our clients to manage their workforces effectively from hire to retire. We provide leading-edge HCM technology solutions, coupled with human expertise, to make complex HR, payroll, and benefits issues simple for our clients. Paychex Flex is our proprietary HCM software-as-a-service “SaaS” platform that unites HR, payroll, time and attendance, and benefits processes to maximize efficiency and savings. Paychex Flex helps clients manage the employee life cycle from recruiting and hiring to retirement, providing an integrated suite of solutions including recruiting, onboarding, HR, time and attendance and employee benefits. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily add on services as they grow. In addition, we provide comprehensive HR Outsourcing solutions to help our clients plan, manage, and comply with all aspects of HR.

Our portfolio of HCM and employee benefit-related services is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Services” in Part 1, Item 1 of our Form 10-K for fiscal 2021.

Our mission is to be the leading provider of HR, payroll, benefits, and insurance solutions by being an essential partner to small-and medium-sized businesses across the U.S. and parts of Europe. We believe that success in this mission will lead to strong, long-term financial performance. Our strategy focuses on providing industry-leading, integrated technology; increasing client satisfaction; expanding our leadership in HR; growing our client base; and engaging in strategic acquisitions.

We continue to focus on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing industry-leading technology solutions and services to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and innovative technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and technology-enabled service capabilities will position us to capitalize on opportunities for long-term growth.

A recent Company survey of 1,000 small businesses noted that the biggest challenge they currently face is recruiting and retaining employees as the evolution of the workplace resulting from the pandemic has increased the competition for talent. We continue to be a leader in innovative technology solutions. Our most recent round of product releases includes solutions designed to help employers hire and retain top talent in this challenging environment, including:

•Paychex Pre-Check, which notifies employees on the channel of their choice – including smart watches and smart speakers – that their gross-to-net paystub is ready to be securely reviewed. Employees may perform the review in Paychex Flex mobile app and are prompted to confirm the amount’s accuracy or report an issue to the employer’s administrator, who can address the potential issue before payday;

•Retention Insights, which uses predictive analytics to identify employees who may be more likely to consider leaving the organization;

•Pay Benchmarking, which allows employers to compare compensation details by position against national data provided by the Bureau of Labor Statistics;

•Talent Dashboard, which pulls together Retention Insights, time off balances, and performance management ratings into one place, allowing administrators to compare the performance rating and compensation of each job position;

•Amazon Alexa Integration, which makes it easy for users to interact with the Paychex Flex application from anywhere. With the addition of Amazon Alexa to existing integrations with Google Assistant™ and Siri® Shortcuts, Paychex Flex is the first HCM application to offer integration with three of the major voice assistant platforms;

•Time Off Management, which provides a full, end-to-end solution to ensure clients maintain compliance with ever changing time off regulations. Our solution includes an automated time off request and approval process (via our Flex mobile application) and manages accrual calculations and balance tracking; and

•Paychex Employee Retention Tax Credit Service, which helps businesses retroactively identify tax credits and file amended returns to claim these credits.

First Quarter Business Highlights

Highlights compared to the prior year period are as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2021	2020	Change(2)
Total service revenue	$1,068.4	$917.3	16%
Total revenue	$1,082.9	$932.2	16%
Operating income	$442.9	$284.0	56%
Net income	$333.6	$211.6	58%
Adjusted net income(1)	$323.2	$228.0	42%
Diluted earnings per share	$0.92	$0.59	56%
Adjusted diluted earnings per share(1)	$0.89	$0.63	41%
Dividends paid to stockholders	$238.1	$223.2	7%

(1)Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Adjusted net income and adjusted diluted earnings per share in both periods included an adjustment for net tax windfall benefits related to employee stock-based compensation payments. In the prior year period, adjusted net income and adjusted diluted earnings per share included an adjustment for one-time non-recurring cost-saving initiatives. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

(2)Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the first quarter and prior year period, and our financial position as of August 31, 2021, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

As the global COVID-19 pandemic has continued to evolve, our priority has been, and continues to be, the health and safety of our employees. A portion of our workforce that initially transitioned to work remotely has voluntarily returned to the office. As vaccination levels continue to increase and masking and social distancing guidelines further relax, we look forward to welcoming more of our employees back to their office locations. We currently anticipate a phased return to the office beginning in Fall 2021, with a greater level of flexibility in response to the feedback our employees have shared with us.

As our clients continue to manage through the COVID-19 pandemic, we remain committed to helping them adapt and thrive, not only through the uncertainties of the COVID-19 pandemic, but the transition to the future business environment. Our COVID-19 Help Center remains a source of near real-time information and tools to help businesses navigate this constantly evolving environment, including information surrounding the Biden administration’s recent new vaccine requirements. We launched a new Paychex Employee Retention Tax Credit (“ERTC”) service to help businesses retroactively identify tax credits, based on wages already paid, and file amended returns to claim the credit. Prior to and including this new service, we have helped clients secure $4.0 billion to date in combined ERTC and paid leave credits. As the global economy continues to evolve, whether due to legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges. Our unique blend of technology solutions and expertise provides valuable tools and resources to assist our clients and their employees during this critical time and beyond.

Our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic to date while protecting our cash flow and liquidity. The fiscal year is off to a strong start as we achieved double-digit growth in both revenue and earnings over the prior year period. These results reflected gradual improvement in the economy, continued momentum in sales, and strong levels of client retention. We believe we are well-positioned with a broad portfolio of innovative technology and products along with our unparalleled expertise to meet the continuing needs of businesses and help them succeed and thrive as they begin to bring employees back to work and adjust to the changes of how, where, and when work gets done.

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

For further discussion on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2021.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2021	2020	Change(1)
Revenue:
Management Solutions	$805.5	$687.4	17%
PEO and Insurance Solutions	262.9	229.9	14%
Total service revenue	1,068.4	917.3	16%
Interest on funds held for clients	14.5	14.9	(3)%
Total revenue	1,082.9	932.2	16%
Total expenses	640.0	648.2	(1)%
Operating income	442.9	284.0	56%
Other income/(expense), net	1.0	(7.9)	n/m
Income before income taxes	443.9	276.1	61%
Income taxes	110.3	64.5	71%
Effective income tax rate	24.9%	23.4%
Net income	$333.6	$211.6	58%
Diluted earnings per share	$0.92	$0.59	56%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•Management Solutions revenue: $805.5 million for the first quarter, reflecting an increase of 17%:

oIncrease in our client base and penetration of our suite of solutions, primarily HR outsourcing and time and attendance,

oHigher checks per client as our clients’ employees return to work, and

oHigher revenue per check reflecting better price realization.

•PEO and Insurance Solutions revenue: $262.9 million for the first quarter, reflecting an increase of 14%:

oIncrease in the number of worksite employees and the impact of an increase in average wages per worksite employee,

oHigher revenue on state unemployment insurance, and

oIncrease in PEO health insurance revenue.

•Interest on funds held for clients: $14.5 million for the first quarter, reflecting a decrease of 3%:

oLower average interest rates, partially offset by

oIncrease in average investment balances; impacted by growth in our overall client base and improving macroeconomic conditions.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of August 31, 2021, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended
	August 31,
$ in millions	2021	2020	Change(1)
Average investment balances:
Funds held for clients	$3,897.5	$3,507.2	11%
Corporate cash equivalents and investments	1,197.1	1,022.2	17%
Total	$5,094.6	$4,529.4	12%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.5%	1.7%
Corporate cash equivalents and investments	0.1%	0.2%
Combined funds held for clients and corporate cash equivalents and investments	1.1%	1.3%

Total net realized gains	$0.1	$0.3

 (1) Percentage changes are calculated based on unrounded numbers.

	August 31,	May 31,
$ in millions	2021	2021
Net unrealized gains on available for sale (“AFS”) securities (1)	$78.7	$79.3
Federal Funds rate (2)	0.25%	0.25%
Total fair value of AFS securities	$3,002.4	$3,020.2
Weighted-average duration of AFS securities in years (3)	3.4	3.3
Weighted-average yield-to-maturity of AFS securities (3)	1.8%	1.9%

(1) The net unrealized gain on our investment portfolio was approximately $58.2 million as of September 28, 2021.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of August 31, 2021 and May 31, 2021.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended
	August 31,
In millions	2021	2020	Change(1)
Compensation-related expenses	$382.9	$370.6	3%
PEO insurance costs	96.0	84.5	14%
Depreciation and amortization	45.7	49.6	(8)%
Cost-saving initiatives	—	31.2	n/m
Other expenses	115.4	112.3	3%
Total expenses	$640.0	$648.2	(1)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

Total expenses decreased 1% to $640.0 million for the first quarter compared to the prior year period. Excluding one-time costs of $31.2 million in the prior year period, total expenses increased 4%, impacted by the following:

•Compensation-related expenses: $382.9 million for the first quarter, reflecting a 3% increase, due to an increase in fringe benefits to our employees.

•PEO insurance costs: $96.0 million for the first quarter, reflecting a 14% increase, due to growth in client worksite employees and health insurance revenue across the PEO business.

•Depreciation and amortization: $45.7 million for the first quarter, reflecting an 8% decrease, due to lower amortization driven by intangible assets amortized using accelerated methodologies.

•Other expenses: $115.4 million for the first quarter, reflecting a 3% increase, due to continued investment in product development and information technology.

Operating income: Operating income increased 56% to $442.9 million for the first quarter compared to the prior year period as a result of double-digit revenue growth and slight expense reduction. Adjusted operating income(1), which excluded the impact of one-time costs related to the August 2020 geo-optimization plan in the prior year period, increased 41% to $442.9 million for the first quarter compared to the prior year period. Operating margin and adjusted operating margin (1) are as follows:

	For the three months ended
	August 31,
	2021	2020
Operating margin (operating income as a percentage of total revenue)	40.9%	30.5%
Adjusted operating margin (1) (operating income, adjusted for one-time costs, as a percentage of total revenue)	40.9%	33.8%

Fluctuations in these metrics were attributable to the factors previously discussed.

(1) Adjusted operating income, adjusted operating margin, adjusted net income, and adjusted diluted earnings per share are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income, net income, and diluted earnings per share.

Income taxes: Our effective income tax rate was 24.9% for the first quarter, compared to 23.4% for the prior year period. This increase was the result of an increase in state taxes. Both periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended
	August 31,
$ in millions	2021	2020	Change(1)
Operating income	$442.9	$284.0	56%
Non-GAAP adjustments:
Cost-saving initiatives(2)	—	31.2
Total non-GAAP adjustments	—	31.2
Adjusted operating income	$442.9	$315.2	41%

Net income	$333.6	$211.6	58%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(10.4)	(7.0)
Cost-saving initiatives(2)	—	23.4
Total non-GAAP adjustments	(10.4)	16.4
Adjusted net income	$323.2	$228.0	42%

Diluted earnings per share(4)	$0.92	$0.59	56%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.03)	(0.02)
Cost-saving initiatives(2)	—	0.06
Total non-GAAP adjustments	(0.03)	0.05
Adjusted diluted earnings per share	$0.89	$0.63	41%

Net income	$333.6	$211.6	58%
Non-GAAP adjustments:
Interest expense, net	9.0	8.4
Income taxes	110.3	64.5
Depreciation and amortization expense	45.7	49.6
Total non-GAAP adjustments	165.0	122.5
EBITDA	498.6	334.1	49%
Cost-saving initiatives(2)	—	31.2
Adjusted EBITDA	$498.6	$365.3	36%

(1) Percentage changes are calculated based on unrounded numbers.

(2) One-time costs and corresponding tax benefit recognized during fiscal 2021 related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

(3) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(4) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, net income, and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2021, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.2 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $804.5 million as of August 31, 2021. Our primary source of cash is generated by our ongoing operations. Cash flow from operations were $385.6 million for the first quarter. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of August 31, 2021, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of August 31, 2021 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis on our credit facilities. Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2021 for further discussion on our credit facilities.

Details of our credit facilities as of August 31, 2021 were as follows:

		Maximum	August 31, 2021
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	August 17, 2022	$500.0	—	500.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	7.1	242.9
Total Lines of Credit Outstanding and Available			$7.1	$1,742.9

Amounts outstanding under the PNC credit facility as of August 31, 2021 remain outstanding as of the date of this report.

Subsequent to August 31, 2021, we amended our $500.0 million credit facility with JPM. The amendment increased the credit facility’s maximum borrowing capacity to $750.0 million, extended the term through September 17, 2026, with the option to extend for two additional one-year periods, and amended interest rate provisions to phase out the use of the London Interbank Offered Rate (“LIBOR”). In addition, we also amended our $1.0 billion credit facility with JPM. The amendments phase out the use of LIBOR and adopt other administrative changes to maintain consistency with our other credit facilities.

Details of borrowings under each credit facility during the first quarter and the respective prior year period were as follows:

	For the three months ended August 31, 2021
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$106.5
Weighted-average amount borrowed	$—	$—	$8.3
Weighted-average interest rate	—%	—%	1.15%

	For the three months ended August 31, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	2	—	92
Maximum amount borrowed	$135.0	$—	$246.1
Weighted-average amount borrowed	$89.5	$—	$14.3
Weighted-average interest rate	3.25%	—%	1.07%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term portfolio.

Subsequent to August 31, 2021, there were no overnight borrowings under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2021 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determined the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2021, we had irrevocable standby letters of credit available totaling $139.6 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 17, 2021 and December 5, 2022. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2021.

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

Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2021 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.9 million of capital assets as of August 31, 2021. In addition, we are involved in two limited partnership agreements to contribute a maximum of $20.0 million to venture capital funds in the financial technology sector. As of August 31, 2021, we have contributed approximately $12.9 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2021. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2021	2020	Change
Net cash provided by operating activities	$385.6	$215.0	$170.6
Net cash used in investing activities	(22.3)	(236.3)	214.0
Net cash used in financing activities	(211.7)	(382.8)	171.1
Net change in cash, restricted cash, and equivalents	$151.6	$(404.1)	$555.7

Cash dividends per common share	$0.66	$0.62

The changes in our cash flows for the first quarter compared to the corresponding prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2.

•Changes in purchased receivables balances due to the timing of collections, offset by growth in our business.

•Timing and magnitude of income tax payments; partially offset by,

•Higher incentive compensation payments than in the prior year period; and,

•Decrease in the net change in operating lease right-of-use assets and liabilities due to the prior year period reduction of our geographic footprint.

Investing Cash Flow Activities

•The decrease in cash used was primarily related to prior year period purchases of AFS securities from funds held for clients that were previously being held as cash or cash equivalents due to uncertainty in the economy. This is partially offset by,

•Greater investment in technology as we continued to introduce new product solutions and enhancements.

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and market conditions. Amounts will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Item 2.

Financing Cash Flow Activities

•Increase in net cash inflows from changes in client fund obligations as our clients continued to recover from the impacts of the COVID-19 pandemic.

•Decrease in the repurchase of common shares as we did not repurchase any shares in the first quarter versus 0.4 million shares repurchased in the respective prior year period. $472.4 million remains available under our common stock repurchase programs. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase programs.

•Dividends paid increased $14.9 million compared to the prior year period due to an increase in our quarterly dividend from $0.62 to $0.66 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds; corporate bonds; and U.S. government agency and treasury securities. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During the first quarter, our primary short-term investment vehicle was bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.1% compared to 1.3% for the respective prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term AFS securities. Earnings from AFS securities, which as of August 31, 2021 had an average duration of 3.4 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2021 are shown below by expected maturity.

	August 31, 2021
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$318.7	$322.0
Due after one year through three years	715.0	741.0
Due after three years through five years	1,025.1	1,062.1
Due after five years	864.9	877.3
Total	$2,923.7	$3,002.4

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2021, the Federal Funds rate was in the range of 0.00% to 0.25%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic. We will continue to monitor the market conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $5.5 billion for fiscal 2022. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days and 60% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized gains of $78.7 million as of August 31, 2021 and $79.3 million as of May 31, 2021. During the first quarter, the net unrealized gain on our investment portfolios ranged from $68.0 million to $89.2 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $58.2 million as of September 28, 2021.

As of August 31, 2021 and May 31, 2021, we had $3.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.8% as of August 31, 2021 and 1.9% as of May 31, 2021. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of August 31, 2021, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2021 were not impaired as a result of the previously discussed reasons. While $273.9 million of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $1.8 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of August 31, 2021 and May 31, 2021 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations as of August 31, 2021.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2021, filed with the SEC on July 16, 2021. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of August 31, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2021. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended August 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains two programs to repurchase up to $400 million of the Company’s common stock under each program, with authorization expiring on May 31, 2022 and January 31, 2024, respectively. The purpose of these programs is to manage common stock dilution. There were no shares repurchased during the first quarter and $472.4 million remains available for share repurchases in total under both programs.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
	10.1

Amendment No. 3 to the 2017 Credit Agreement, dated as of September 17, 2021 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 20, 2021.

	10.2

Amendment No. 1. to the 2019 Credit Agreement, dated as of September 17, 2021 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 20, 2021.

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

PAYCHEX, INC.

Date:	October 1, 2021	/s/ Martin Mucci
Martin Mucci
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 1, 2021	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief
Financial Officer, and Treasurer
(Principal Financial Officer)

Date:	October 1, 2021	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)