Form 10-Q
period 2021-11-30
PAYCHEX INC
filed 2021-12-22
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

As of November 30, 2021, 360,756,990 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Revenue:
Management Solutions	$832.0	$732.8	$1,637.5	$1,420.2
PEO and Insurance Solutions	262.4	236.1	525.3	466.0
Total service revenue	1,094.4	968.9	2,162.8	1,886.2
Interest on funds held for clients	14.1	14.8	28.6	29.7
Total revenue	1,108.5	983.7	2,191.4	1,915.9
Expenses:
Cost of service revenue	331.6	319.9	644.1	627.0
Selling, general and administrative expenses	336.6	309.5	664.1	650.6
Total expenses	668.2	629.4	1,308.2	1,277.6
Operating income	440.3	354.3	883.2	638.3
Other expense, net	(2.7)	(4.7)	(1.7)	(12.6)
Income before income taxes	437.6	349.6	881.5	625.7
Income taxes	105.5	77.2	215.8	141.7
Net income	$332.1	$272.4	$665.7	$484.0

Other comprehensive (loss)/income, net of tax	(41.3)	(6.4)	(48.0)	16.6
Comprehensive income	$290.8	$266.0	$617.7	$500.6

Basic earnings per share	$0.92	$0.76	$1.85	$1.35
Diluted earnings per share	$0.91	$0.75	$1.83	$1.34
Weighted-average common shares outstanding	360.7	360.0	360.4	359.5
Weighted-average common shares outstanding, assuming dilution	363.1	362.0	362.9	361.6

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2021	2021
Assets
Cash and cash equivalents	$636.2	$995.2
Restricted cash	52.5	51.3
Corporate investments	376.0	36.7
Interest receivable	22.7	24.4
Accounts receivable, net of allowance for credit losses	817.0	578.3
PEO unbilled receivables, net of advance collections	531.8	450.9
Prepaid income taxes	57.3	33.5
Prepaid expenses and other current assets	264.3	249.2
Current assets before funds held for clients	2,757.8	2,419.5
Funds held for clients	3,874.6	3,750.0
Total current assets	6,632.4	6,169.5
Long-term restricted cash	29.9	37.0
Long-term corporate investments	7.0	7.1
Property and equipment, net of accumulated depreciation	398.6	395.8
Operating lease right-of-use assets, net of accumulated amortization	97.3	103.0
Intangible assets, net of accumulated amortization	245.9	275.8
Goodwill	1,832.3	1,820.7
Long-term deferred costs	394.0	384.1
Other long-term assets	50.7	34.2
Total assets	$9,688.1	$9,227.2
Liabilities
Accounts payable	$85.9	$89.0
Accrued corporate compensation and related items	170.2	209.7
Accrued worksite employee compensation and related items	669.8	586.4
Short-term borrowings	8.9	7.4
Deferred revenue	39.8	37.9
Other current liabilities	408.4	336.8
Current liabilities before client fund obligations	1,383.0	1,267.2
Client fund obligations	3,838.9	3,671.0
Total current liabilities	5,221.9	4,938.2
Accrued income taxes	44.6	25.8
Deferred income taxes	207.6	218.0
Long-term borrowings, net of debt issuance costs	797.5	797.3
Operating lease liabilities	86.7	92.4
Other long-term liabilities	210.0	207.5
Total liabilities	6,568.3	6,279.2
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.8 shares as of November 30, 2021 and 359.8 shares as of May 31, 2021	3.6	3.6
Additional paid-in capital	1,505.5	1,446.7
Retained earnings	1,606.9	1,445.9
Accumulated other comprehensive income	3.8	51.8
Total stockholders’ equity	3,119.8	2,948.0
Total liabilities and stockholders’ equity	$9,688.1	$9,227.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	665.7	—	665.7
Unrealized losses on securities, net of $10.6 million in tax benefit	—	—	—	—	(32.7)	(32.7)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($1.32 per share)	—	—	—	(476.4)	—	(476.4)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	26.4	—	—	26.4
Foreign currency translation adjustment	—	—	—	—	(15.2)	(15.2)
Activity related to equity-based plans	1.0	0.0	32.4	(28.3)	—	4.1
Balance as of November 30, 2021	360.8	$3.6	$1,505.5	$1,606.9	$3.8	$3,119.8

	For the three months ended November 30, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of August 31, 2021	360.6	$3.6	$1,481.5	$1,513.3	$45.1	$3,043.5
Net income	—	—	—	332.1	—	332.1
Unrealized losses on securities, net of $10.5 million in tax benefit	—	—	—	—	(32.2)	(32.2)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	—	—
Cash dividends declared ($0.66 per share)	—	—	—	(238.3)	—	(238.3)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	14.0	—	—	14.0
Foreign currency translation adjustment	—	—	—	—	(9.1)	(9.1)
Activity related to equity-based plans	0.2	0.0	10.0	(0.2)	—	9.8
Balance as of November 30, 2021	360.8	$3.6	$1,505.5	$1,606.9	$3.8	$3,119.8

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) - continued

In millions, except per share amounts

	For the six months ended November 30, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	484.0	—	484.0
Unrealized gains on securities, net of $2.4 million in tax expense	—	—	—	—	7.3	7.3
Reclassification adjustment for realized gains on securities, net of $0.2 million in tax expense (1)	—	—	—	—	(0.5)	(0.5)
Cash dividends declared ($1.24 per share)	—	—	—	(446.7)	—	(446.7)
Repurchases of common shares (2)	(0.4)	—	(0.7)	(28.1)	—	(28.8)
Stock-based compensation costs	—	—	25.5	—	—	25.5
Foreign currency translation adjustment	—	—	—	—	9.8	9.8
Activity related to equity-based plans	2.2	—	79.4	(21.7)	—	57.7
Balance as of November 30, 2020	360.6	$3.6	$1,394.1	$1,418.9	$73.1	$2,889.7

	For the three months ended November 30, 2020
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of August 31, 2020	359.5	$3.6	$1,325.3	$1,370.2	$79.5	$2,778.6
Net income	—	—	—	272.4	—	272.4
Unrealized losses on securities, net of $1.8 million in tax benefit	—	—	—	—	(5.7)	(5.7)
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.3)	(0.3)
Cash dividends declared ($0.62 per share)	—	—	—	(223.5)	—	(223.5)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	12.2	—	—	12.2
Foreign currency translation adjustment	—	—	—	—	(0.4)	(0.4)
Activity related to equity-based plans	1.1	—	56.6	(0.2)	—	56.4
Balance as of November 30, 2020	360.6	$3.6	$1,394.1	$1,418.9	$73.1	$2,889.7

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2021	2020
Operating activities
Net income	$665.7	$484.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.3	98.2
Amortization of premiums and discounts on AFS securities, net	15.3	18.5
Amortization of deferred contract costs	99.1	95.1
Stock-based compensation costs	26.4	25.5
Provision for/(benefit) from deferred income taxes	5.5	(6.7)
Provision for credit losses	1.0	4.7
Net realized gains on sales of AFS securities	(0.1)	(0.7)
Changes in operating assets and liabilities:
Interest receivable	1.7	1.4
Accounts receivable and PEO unbilled receivables, net	(320.4)	(207.6)
Prepaid expenses and other current assets	(35.2)	(18.8)
Accounts payable and other current liabilities	95.0	(14.8)
Deferred costs	(112.6)	(89.7)
Net change in other long-term assets and liabilities	20.6	35.9
Net change in operating lease right-of-use assets and liabilities	(0.9)	5.7
Net cash provided by operating activities	555.4	430.7
Investing activities
Purchases of AFS securities	(1,889.8)	(4,215.4)
Proceeds from sales and maturities of AFS securities	1,534.6	3,777.2
Purchases of property and equipment	(64.6)	(54.6)
Proceeds from sales of property and equipment	—	3.8
Acquisition of businesses, net of cash acquired	(24.9)	—
Purchases of other assets	(6.7)	(1.4)
Net cash used in investing activities	(451.4)	(490.4)
Financing activities
Net change in client fund obligations	167.9	(46.4)
Net change in short-term borrowings	1.5	1.8
Dividends paid	(476.4)	(446.7)
Repurchases of common shares	—	(28.8)
Activity related to equity-based plans	4.1	57.7
Net cash used in financing activities	(302.9)	(462.4)
Net change in cash, restricted cash, and equivalents	(198.9)	(522.1)
Cash, restricted cash, and equivalents, beginning of period	1,823.1	1,659.8
Cash, restricted cash, and equivalents, end of period	$1,624.2	$1,137.7

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$636.2	$693.5
Restricted cash	82.4	84.9
Restricted cash and restricted cash equivalents included in funds held for clients	905.6	359.3
Total cash, restricted cash, and equivalents	$1,624.2	$1,137.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2021

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2021 (“fiscal 2021”). Operating results and cash flows for the six months ended November 30, 2021 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2022 (“fiscal 2022”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $18.0 million and $16.0 million as of November 30, 2021 and May 31, 2021, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $111.8 million and $98.4 million as of November 30, 2021 and May 31, 2021, respectively. Purchased receivables were $723.2 million and $495.9 million as of November 30, 2021 and May 31, 2021, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success.  The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable.  The provision for the allowance for credit losses and accounts written off were not material for the three and six months ended November 30, 2021 and November 30, 2020. No single client had a material impact on total accounts receivable as of November 30, 2021 and May 31, 2021 or service revenue and results of operations for the three and six months ended November 30, 2021 and November 30, 2020.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2021 and May 31, 2021, advance collections were $3.4 million and $2.5 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance coverage to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. For fiscal 2022, the Company has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met the maximum individual claims liability is $1.0 million. The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for fiscal 2021.

With respect to PEO health insurance coverage, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains claims risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carriers. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million and $0.3 million under its policies during fiscal 2022 and fiscal 2021, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $14.0 million and $26.4 million for the three and six months ended November 30, 2021, respectively, as compared with $12.2 million and $25.5 million, respectively, for the three and six months ended November 30, 2020. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2021.

Recently adopted accounting pronouncements: In June 2021, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on its consolidated financial statements:

•ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs;” and

•ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

Recently issued accounting pronouncements: In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and, (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2022. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023. The Company is currently evaluating this guidance to determine the potential impact on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the six months ended November 30, 2021 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Payroll wages and payroll taxes	$5,806.1	$5,092.3	$11,363.3	$9,960.8
State unemployment insurance (included in payroll wages and payroll taxes)	18.6	12.8	34.0	25.6
Guaranteed cost benefit plans	156.7	143.1	307.6	293.5

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

Changes in deferred revenue related to set-up fees are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Balance, beginning of period	$41.5	$40.2	$40.2	$42.6
Deferral of revenue	8.7	5.7	16.3	9.7
Recognition of unearned revenue	(6.4)	(6.3)	(12.7)	(12.7)
Balance, end of period	$43.8	$39.6	$43.8	$39.6

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of November 30, 2021, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2022 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	deferral
2022	$11.6
2023	16.9
Thereafter	15.3
Total deferral	$43.8

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2021 or November 30, 2020.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Balance, beginning of period	$491.9	$469.4	$488.2	$473.6
Capitalization of costs	52.4	40.4	99.0	77.6
Amortization	(43.8)	(41.7)	(86.7)	(83.1)
Balance, end of period	$500.5	$468.1	$500.5	$468.1

Costs to fulfill contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Balance, beginning of period	$70.2	$67.5	$69.3	$67.3
Capitalization of costs	6.5	6.0	13.6	12.1
Amortization	(6.2)	(6.1)	(12.4)	(12.0)
Balance, end of period	$70.5	$67.4	$70.5	$67.4

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2021	2020	2021	2020
Basic earnings per share:
Net income	$332.1	$272.4	$665.7	$484.0
Weighted-average common shares outstanding	360.7	360.0	360.4	359.5
Basic earnings per share	$0.92	$0.76	$1.85	$1.35
Diluted earnings per share:
Net income	$332.1	$272.4	$665.7	$484.0
Weighted-average common shares outstanding	360.7	360.0	360.4	359.5
Dilutive effect of common share equivalents	2.4	2.0	2.5	2.1
Weighted-average common shares outstanding, assuming dilution	363.1	362.0	362.9	361.6
Diluted earnings per share	$0.91	$0.75	$1.83	$1.34
Weighted-average anti-dilutive common share equivalents	0.4	1.3	0.3	1.1

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Expense, Net

Other expense, net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Interest income on corporate investments	$0.4	$0.5	$0.6	$1.1
Interest expense	(9.3)	(9.0)	(18.5)	(18.0)
Other	6.2	3.8	16.2	4.3
Other expense, net	$(2.7)	$(4.7)	$(1.7)	$(12.6)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	November 30, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$905.6	$—	$—	$905.6
AFS securities:
Asset-backed securities	76.5	0.7	(0.2)	77.0
Corporate bonds	664.9	17.2	(1.6)	680.5
Municipal bonds	1,678.6	20.3	(9.5)	1,689.4
U.S. government agency securities	522.7	12.3	(3.3)	531.7
Variable rate demand notes	338.5	—	—	338.5
Total AFS securities	3,281.2	50.5	(14.6)	3,317.1
Other	30.2	4.9	(0.2)	34.9
Total funds held for clients and corporate investments	$4,217.0	$55.4	$(14.8)	$4,257.6

	May 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$739.6	$—	$—	$739.6
AFS securities:
Asset-backed securities	86.5	1.4	—	87.9
Corporate bonds	635.8	28.8	(0.2)	664.4
Municipal bonds	1,669.0	33.0	(2.3)	1,699.7
U.S. government agency securities	549.6	20.1	(1.5)	568.2
Variable rate demand notes	—	—	—	—
Total AFS securities	2,940.9	83.3	(4.0)	3,020.2
Other	26.4	7.7	(0.1)	34.0
Total funds held for clients and corporate investments	$3,706.9	$91.0	$(4.1)	$3,793.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of November 30, 2021 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of November 30, 2021 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through November 30, 2021.

Included in corporate bonds as of November 30, 2021 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from December 15, 2021 through September 22, 2028.

Included in municipal bonds as of November 30, 2021 were general obligation bonds, revenue bonds, and pre-refunded municipal bonds primarily carrying credit ratings of AA or better and have maturities ranging from December 1, 2021 through December 15, 2028.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	November 30,	May 31,
In millions	2021	2021
Funds held for clients	$3,874.6	$3,750.0
Corporate investments	376.0	36.7
Long-term corporate investments	7.0	7.1
Total funds held for clients and corporate investments	$4,257.6	$3,793.8

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

The Company’s AFS securities reflected net unrealized gains of $35.9 million and $79.3 million as of November 30, 2021 and May 31, 2021, respectively. Included in net unrealized gains as of November 30, 2021 and May 31, 2021, were 334 and 137 AFS securities in an unrealized loss position, representing approximately 27% and approximately 11% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	November 30, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.2)	$15.2	$—	$—	$(0.2)	$15.2
Corporate bonds	(1.6)	107.0	—	—	(1.6)	107.0
Municipal bonds	(9.5)	737.1	—	—	(9.5)	737.1
U.S. government agency securities	(3.2)	121.2	(0.1)	6.1	(3.3)	127.3
Total	$(14.5)	$980.5	$(0.1)	$6.1	$(14.6)	$986.6

	May 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$—	$—	$7.1
Corporate bonds	(0.2)	22.0	—	—	(0.2)	22.0
Municipal bonds	(2.3)	288.2	—	—	(2.3)	288.2
U.S. government agency securities	(1.5)	102.6	—	—	(1.5)	102.6
Total	$(4.0)	$419.9	$—	$—	$(4.0)	$419.9

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of November 30, 2021 that had gross unrealized losses of $14.6 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of November 30, 2021 and May 31, 2021 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments, including developments related to the COVID-19 pandemic, or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2021	2020	2021	2020
Gross realized gains	$0.0	$0.4	$0.1	$0.7
Gross realized losses	(0.0)	—	(0.0)	—
Net realized gains	$0.0	$0.4	$0.1	$0.7

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2021 are shown below by expected maturity.

	November 30, 2021

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$349.5	$352.4
Due after one year through three years	670.5	690.1
Due after three years through five years	1,122.5	1,142.7
Due after five years	1,138.7	1,131.9
Total	$3,281.2	$3,317.1

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$6.8	$6.8	$—	$—
Total restricted and unrestricted cash equivalents	$6.8	$6.8	$—	$—
AFS securities:
Asset-backed securities	$77.0	$—	$77.0	$—
Corporate bonds	680.5	—	680.5	—
Municipal bonds	1,689.4	—	1,689.4	—
U.S. government agency securities	531.7	—	531.7	—
VRDNs	338.5	—	338.5	—
Total AFS securities	$3,317.1	$—	$3,317.1	$—
Other	$34.9	$34.9	$—	$—
Liabilities:
Other long-term liabilities	$34.9	$34.9	$—	$—

	May 31, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$2.9	$2.9	$—	$—
Total restricted and unrestricted cash equivalents	$2.9	$2.9	$—	$—
AFS securities:
Asset-backed securities	$87.9	$—	$87.9	$—
Corporate bonds	664.4	—	664.4	—
Municipal bonds	1,699.7	—	1,699.7	—
U.S. government agency securities	568.2	—	568.2	—
Total AFS securities	$3,020.2	$—	$3,020.2	$—
Other	$34.0	$34.0	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. As of November 30, 2021 and May 31, 2021, the fair value of long-term borrowings, net of debt issuance costs was $437.7 million and $450.2 million for the Senior Notes, Series A, respectively, and $449.9 million and $457.7 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Leases: During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization of related operating lease right-of-use assets, resulting in an additional $24.4 million of expense. This expense was included in the prior year period in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs have been or can be negotiated.

Property and equipment, net of accumulated depreciation: Depreciation expense was $32.5 million and $63.2 million for the three and six months ended November 30, 2021, compared to $30.4 million and $61.7 million for the three and six months ended November 30, 2020. During the three months ended August 31, 2020, the Company disposed of certain furniture and fixtures associated with abandoned leased property and recorded a loss on disposal of $5.1 million. The loss was recorded in the prior year period in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $16.1 and $31.1 million for the three and six months ended November 30, 2021, compared to $18.2 million and $36.5 million for the three and six months ended November 30, 2020. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2021 or November 30, 2020.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.19% and 1.16% as of November 30, 2021 and May 31, 2021, respectively. The unused amount available under these credit facilities as of November 30, 2021 was approximately $2.0 billion.

On September 17, 2021, the Company amended its $500.0 million credit facility with JP Morgan Chase Bank, N.A. (“JPM”). The amendment increases the credit facility’s maximum borrowing capacity to $750.0 million, extends the term through September 17, 2026 with the option to extend for two additional one-year periods, and amends interest rate provisions to phase out the use of the London Interbank Offered Rate (“LIBOR”). In addition, the Company amended its $1.0 billion credit facility with JPM. The amendment phases out the use of LIBOR and adopts other administrative changes to maintain consistency with the Company’s other credit facilities.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2021.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $149.7 million and $180.4 million as of November 30, 2021 and May 31, 2021, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between approximately December 23, 2021 and December 5, 2022. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2021 and November 30, 2020, or as of May 31, 2021.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2021.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $4.1 million and $7.0 million of capital assets as of November 30, 2021 and May 31, 2021, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2021. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 24.1% and 22.1% for the three months ended November 30, 2021 and November 30, 2020, respectively, and 24.5% and 22.7% for the six months ended November 30, 2021 and November 30, 2020, respectively. All periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments, with a higher benefit realized in the prior year periods. The increase for the six months ended November 30, 2021 was also impacted by an increase in state taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2021 (the “second quarter”), the six months ended November 30, 2021 (the “six months”), the respective prior year periods ended November 30, 2020 (the “prior year periods”), and our financial condition as of November 30, 2021. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2021 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2021 (“fiscal 2021”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements”.

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

Our investor presentation regarding the financial results for the second quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are a leading human resource (“HR”) software and services company, offering integrated human capital management (“HCM”) solutions for HR, payroll, benefits, and insurance solutions for small- to medium-sized businesses. We offer a comprehensive portfolio of technology solutions and services, supported by our HR and compliance expertise, that help our clients address the evolving challenges of HR.

Paychex Flex® is our proprietary HCM software-as-a-service (“SaaS”) platform that helps clients manage the employee life cycle from recruiting and hiring to retirement. This integrated suite of solutions includes recruiting, onboarding, HR, payroll, time and attendance, and employee benefits. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily add on services as they grow. In addition, we provide comprehensive HR Outsourcing solutions to help our clients plan, manage, and comply with all aspects of HR.

Our portfolio of HCM and employee benefit-related services is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Services” in Part 1, Item 1 of our Form 10-K for fiscal 2021.

Our mission is to be the leading provider of HR, payroll, benefits, and insurance solutions by being an essential partner to small-and medium-sized businesses across the U.S. and parts of Europe. We believe that success in this mission will lead to strong, long-term financial performance. Our strategy focuses on providing integrated digital technology solutions; increasing client satisfaction; expanding our leadership in HR; growing our client bases; and engaging in strategic acquisitions.

We focus on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing HCM technology and HR outsourcing and benefits services to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and innovative technology. We believe these investments are critical to our success. Looking to the future, investments in products, people, and technology have positioned us for long-term growth.

We continue to develop new and innovative solutions that help our customers balance the need to prioritize employee health and safety with the unique business challenges brought on by the COVID-19 pandemic. Most recently, we enhanced functionality within our Paychex Flex Document Management tool to help employers track vaccination status, restrict access, and maintain confidentiality of information.

Through a recent business acquisition completed in October 2021, we gained a state-of-the-art benefits administration software platform that is aligned with our commitment to driving innovation and delivering a suite of digital services. The combination of this technology with our full-service HR and benefits capabilities will position us for continued growth and expansion in the benefits marketplace.

Second Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2021	2020	Change(2)	2021	2020	Change(2)
Total service revenue	$1,094.4	$968.9	13%	$2,162.8	$1,886.2	15%
Total revenue	$1,108.5	$983.7	13%	$2,191.4	$1,915.9	14%
Operating income	$440.3	$354.3	24%	$883.2	$638.3	38%
Net income	$332.1	$272.4	22%	$665.7	$484.0	38%
Adjusted net income(1)	$329.8	$264.8	25%	$653.0	$492.8	33%
Diluted earnings per share	$0.91	$0.75	21%	$1.83	$1.34	37%
Adjusted diluted earnings per share(1)	$0.91	$0.73	25%	$1.80	$1.36	32%
Dividends paid to stockholders	$238.3	$223.5	7%	$476.4	$446.7	7%

(1)Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Adjusted net income and adjusted diluted earnings per share in all periods included an adjustment for net tax windfall benefits related to employee stock-based compensation payments. In the prior year periods, adjusted net income and adjusted diluted earnings per share included an adjustment for one-time non-recurring cost-saving initiatives. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

(2)Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the second quarter and six months, the prior year periods, and our financial position as of November 30, 2021, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

As the global COVID-19 pandemic has evolved, our priority has been, and continues to be, the health and safety of our employees. As vaccination levels increase and masking and social distancing guidelines help limit the impact of the pandemic, we implemented our phased return to office plan in October 2021. As part of our phased approach and in response to feedback received from our employees, we are providing greater levels of work flexibility as employees go back to their office locations.

We remain committed to proactively supporting our clients through the uncertainties of the COVID-19 pandemic and navigate the challenges of the future business environment. Our unique blend of technology solutions and expertise provides valuable tools and resources to assist our clients and their employees during this critical time and beyond. Our COVID-19 Help Center provides near real-time information and tools to help businesses navigate the constantly evolving business environment, including information on the latest Biden administration vaccine requirements. Our Paychex Employee Retention Tax Credit (“ERTC”) service assists businesses in retroactively identifying tax credits and filing amended returns to claim these credits. To date, we have assisted businesses in securing $6.0 billion in ERTC and paid leave credits.

Our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic while protecting our cash flow and liquidity. The strong results we experienced to start our fiscal year carried through to the second quarter as we maintained double-digit growth in both revenue and earnings over the prior year period. These results reflected higher checks per payroll which benefited from economic recovery as well as strong sales and client retention results due to continued investment in people and technology. We believe we are well-positioned with a broad portfolio of innovative technology and products along with our unparalleled expertise to meet the continuing needs of businesses and help them succeed and thrive as they begin to bring employees back to work and adjust to the changes of how, where, and when work gets done.

We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite improving macroeconomic conditions, the emergence of vaccines, and the recent approval of vaccine booster shots, surges in COVID-19 cases, including variants of the strain, may cause people to self-quarantine or governments to shut down nonessential businesses again. We expect that the pandemic will continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.

For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2021.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2021	2020	Change(1)	2021	2020	Change(1)
Revenue:
Management Solutions	$832.0	$732.8	14%	$1,637.5	$1,420.2	15%
PEO and Insurance Solutions	262.4	236.1	11%	525.3	466.0	13%
Total service revenue	1,094.4	968.9	13%	2,162.8	1,886.2	15%
Interest on funds held for clients	14.1	14.8	(5)%	28.6	29.7	(4)%
Total revenue	1,108.5	983.7	13%	2,191.4	1,915.9	14%
Total expenses	668.2	629.4	6%	1,308.2	1,277.6	2%
Operating income	440.3	354.3	24%	883.2	638.3	38%
Other expense, net	(2.7)	(4.7)	n/m	(1.7)	(12.6)	n/m
Income before income taxes	437.6	349.6	25%	881.5	625.7	41%
Income taxes	105.5	77.2	36%	215.8	141.7	52%
Effective income tax rate	24.1%	22.1%		24.5%	22.7%
Net income	$332.1	$272.4	22%	$665.7	$484.0	38%
Diluted earnings per share	$0.91	$0.75	21%	$1.83	$1.34	37%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•Management Solutions revenue: $832.0 million for the second quarter and $1.6 billion for the six months, reflecting increases of 14% and 15%, respectively:

oHigher checks per payroll for HCM services and net gain in worksite employees for HR Solutions,

oHigher revenue per client resulting from improved price realization,

oGrowth in client bases across HCM and ancillary products resulting from strong sales performance and high levels of retention, with notably strong demand for our HR Solutions offering,

oImpact of improved market conditions on asset-based revenue for retirement services, and

oIncrease in funding for temporary staffing clients.

•PEO and Insurance Solutions revenue: $262.4 million for the second quarter and $525.3 million for the six months, reflecting increases of 11% and 13%, respectively:

oIncrease in the number of average worksite employees and an increase in average wages per worksite employee,

oIncrease in PEO health insurance revenue, and

oHigher revenue related to state unemployment insurance.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of November 30, 2021, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2021	2020	Change(1)	2021	2020	Change(1)
Average investment balances:
Funds held for clients	$3,917.5	$3,581.4	9%	$3,907.5	$3,544.3	10%
Corporate cash equivalents and investments	1,182.8	964.9	23%	1,189.9	993.6	20%
Total	$5,100.3	$4,546.3	12%	$5,097.4	$4,537.9	12%

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.4%	1.6%		1.5%	1.6%
Corporate cash equivalents and investments	0.1%	0.2%		0.1%	0.2%
Combined funds held for clients and corporate cash equivalents and investments	1.1%	1.3%		1.1%	1.3%

Total net realized gains	$0.0	$0.4		$0.1	$0.7

 (1) Percentage changes are calculated based on unrounded numbers.

	November 30,	May 31,
$ in millions	2021	2021
Net unrealized gains on available for sale (“AFS”) securities (1)	$35.9	$79.3
Federal Funds rate (2)	0.25%	0.25%
Total fair value of AFS securities	$3,317.1	$3,020.2
Weighted-average duration of AFS securities in years (3)	3.3	3.3
Weighted-average yield-to-maturity of AFS securities (3)	1.8%	1.9%

(1) The net unrealized gain on our investment portfolio was approximately $33.7 million as of December 20, 2021.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of November 30, 2021 and May 31, 2021.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2021	2020	Change(1)	2021	2020	Change(1)
Compensation-related expenses	$394.2	$382.6	3%	$777.1	$753.2	3%
PEO insurance costs	100.2	88.4	13%	196.2	172.9	13%
Depreciation and amortization	48.6	48.6	—%	94.3	98.2	(4)%
Cost-saving initiatives(2)	—	1.0	n/m	—	32.2	n/m
Other expenses	125.2	108.8	15%	240.6	221.1	9%
Total expenses	$668.2	$629.4	6%	$1,308.2	$1,277.6	2%

(1) Percentage changes are calculated based on unrounded numbers.

(2) One-time costs and corresponding tax benefit recognized during fiscal 2021 related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

n/m – not meaningful

Total expenses increased 6% to $668.2 million for the second quarter and 2% to $1.3 billion for the six months compared to the prior year periods. Excluding one-time costs of $32.2 million incurred in the prior year period, total expenses increased 5% for the six months compared to the prior year period. Total expenses were impacted by the following:

•Compensation-related expenses: $394.2 million for the second quarter and $777.1 million for the six months, both periods reflecting an increase of 3% due to an increase in wage rates and fringe benefits.

•PEO insurance costs: $100.2 million for the second quarter and $196.2 million for the six months, both periods reflecting an increase of 13% as a result of growth in number of PEO worksite employees and health insurance revenue.

•Other expenses: $125.2 million for the second quarter and $240.6 million for the six months, reflecting increases of 15% and 9%, respectively, due to investment in product development and information technology, an increase in the reserve for client fund losses due to growth in the business, and national advertising.

Operating income: Operating income increased 24% to $440.3 million for the second quarter and 38% to $883.2 million for the six months, as a result of double-digit revenue growth and a moderate expense increase.

Adjusted operating income(1), which excluded the impact of one-time costs related to the August 2020 geo-optimization plan in the prior year periods, increased 32% to $883.2 million for the six months. Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (operating income, adjusted for one-time costs, as a percentage of total revenue) were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2021	2020	2021	2020
Operating margin	39.7%	36.0%	40.3%	33.3%
Adjusted operating margin (1)	39.7%	36.1%	40.3%	35.0%

Fluctuations in these metrics were attributable to the factors previously discussed.

(1) Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income.

Income taxes: Our effective income tax rate was 24.1% for the second quarter and 24.5% for the six months, compared to 22.1% 22.7%, respectively, for the prior year periods. All periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments, with a higher benefit realized in the prior year periods. The increase for the six months ended November 30, 2021 was also impacted by an increase in state taxes.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2021	2020	Change	2021	2020	Change
Operating income	$440.3	$354.3	24%	$883.2	$638.3	38%
Non-GAAP adjustments:
Cost-saving initiatives(1)	—	1.0		—	32.2
Total non-GAAP adjustments	—	1.0		—	32.2
Adjusted operating income	$440.3	$355.3	24%	$883.2	$670.5	32%

Net income	$332.1	$272.4	22%	$665.7	$484.0	38%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(2.3)	(8.5)		(12.7)	(15.5)
Cost-saving initiatives(1)	—	0.9		—	24.3
Total non-GAAP adjustments	(2.3)	(7.6)		(12.7)	8.8
Adjusted net income	$329.8	$264.8	25%	$653.0	$492.8	33%

Diluted earnings per share(3)	$0.91	$0.75	21%	$1.83	$1.34	37%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(0.01)	(0.02)		(0.03)	(0.04)
Cost-saving initiatives(1)	—	—		—	0.07
Total non-GAAP adjustments	(0.01)	(0.02)		(0.03)	0.02
Adjusted diluted earnings per share	$0.91	$0.73	25%	$1.80	$1.36	32%

Net income	$332.1	$272.4	22%	$665.7	$484.0	38%
Non-GAAP adjustments:
Interest expense, net	8.9	8.5		17.9	16.9
Income taxes	105.5	77.2		215.8	141.7
Depreciation and amortization expense	48.6	48.6		94.3	98.2
Total non-GAAP adjustments	163.0	134.3		328.0	256.8
EBITDA	495.1	406.7	22%	993.7	740.8	34%
Cost-saving initiatives(1)	—	1.0		—	32.2
Adjusted EBITDA	$495.1	$407.7	21%	$993.7	$773.0	29%

(1) One-time costs and corresponding tax benefit recognized during fiscal 2021 related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and headcount optimization. These events are not expected to recur.

(2) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

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

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2021, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.1 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $806.4 million as of November 30, 2021. Our primary source of cash is generated by our ongoing operations. Cash flow from operations was $555.4 million for the six months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of November 30, 2021, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of November 30, 2021 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2021 for further discussion on our credit facilities.

Details of our credit facilities as of November 30, 2021 were as follows:

		Maximum	November 30, 2021
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	September 17, 2026	$750.0	—	750.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	8.9	241.1
Total Lines of Credit Outstanding and Available			$8.9	$1,991.1

Amounts outstanding under the PNC credit facility as of November 30, 2021 remain outstanding as of the date of this report.

On September 17, 2021, we amended our $500.0 million credit facility with JPM. The amendment increased the credit facility’s maximum borrowing capacity to $750.0 million, extended the term through September 17, 2026, with the option to extend for two additional one-year periods, and amended interest rate provisions to phase out the use of the London Interbank Offered Rate (“LIBOR”). In addition, we also amended our $1.0 billion credit facility with JPM. The amendment phases out the use of LIBOR and adopts other administrative changes to maintain consistency with our other credit facilities.

Details of borrowings under each credit facility during the second quarter and the prior year period were as follows:

	For the three months ended November 30, 2021
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	91
Maximum amount borrowed	$—	$—	$8.9
Weighted-average amount borrowed	$—	$—	$8.5
Weighted-average interest rate	—%	—%	1.21%

	For the three months ended November 30, 2020
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	2	—	91
Maximum amount borrowed	$217.5	$—	$246.9
Weighted-average amount borrowed	$204.5	$—	$14.4
Weighted-average interest rate	3.25%	—%	1.07%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to November 30, 2021, there were no overnight borrowings under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2021 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of November 30, 2021, we had irrevocable standby letters of credit available totaling $149.7 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between approximately December 23, 2021 and December 5, 2022. No amounts were outstanding on these letters of credit during the second quarter or as of November 30, 2021.

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

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $4.1 million of capital assets as of November 30, 2021. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of November 30, 2021, we have contributed approximately $14.9 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2021. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2021	2020	Change
Net cash provided by operating activities	$555.4	$430.7	$124.7
Net cash used in investing activities	(451.4)	(490.4)	39.0
Net cash used in financing activities	(302.9)	(462.4)	159.5
Net change in cash, restricted cash, and equivalents	$(198.9)	$(522.1)	$323.2

Cash dividends per common share	$1.32	$1.24

The changes in our cash flow for the six months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2.

•Decrease in income tax payments; offset by,

•Increase in receivables due to an increase in funding for temporary staffing clients; and,

•Higher incentive compensation payments.

Investing Cash Flow Activities

•The decrease in cash used was primarily related to prior year period purchases of AFS securities from funds held for clients that were previously being held as cash or cash equivalents due to uncertainty in the economy. This is partially offset by,

•Our recent completion of an immaterial business acquisition, discussed in the “Overview” section of this Item 2; and,

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

Financing Cash Flow Activities

•Increase in net cash inflows from changes in client fund obligations due to client base growth and improving economic conditions.

•Decrease in the repurchase of common shares as we did not repurchase any shares in the six months versus 0.4 million shares repurchased in the prior year period. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase programs; partially offset by,

•Decrease in equity-based plan activity as 1.0 million shares of our common stock were exercised or vested during the six months compared to 2.2 million shares exercised or vested in the prior year period; and,

•Dividends paid increased $29.7 million compared to the prior year period due to an increase in our quarterly dividend from $0.62 per share to $0.66 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors.

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

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds; corporate bonds; and U.S. government agency securities. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During the six months ended November 30, 2021, our primary short-term investment vehicle was bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months ended November 30, 2021, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.1% compared to 1.3% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings decrease from our short-term investments, and over time, earnings will decrease from our longer-term AFS securities. Earnings from AFS securities, which as of November 30, 2021 had an average duration of 3.3 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2021 are shown below by expected maturity.

	November 30, 2021
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$349.5	$352.4
Due after one year through three years	670.5	690.1
Due after three years through five years	1,122.5	1,142.7
Due after five years	1,138.7	1,131.9
Total	$3,281.2	$3,317.1

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2021, the Federal Funds rate was in the range of 0.00% to 0.25%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic. We will continue to monitor the market conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized gains of $35.9 million as of November 30, 2021 and $79.3 million as of May 31, 2021. During the six months, the net unrealized gain on our investment portfolios ranged from $23.4 million to $89.2 million. These fluctuations were driven by changes in market rates of interest. The net unrealized gain on our investment portfolio was approximately $33.7 million as of December 20, 2021.

As of November 30, 2021 and May 31, 2021, we had $3.3 billion and $3.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.8% as of November 30, 2021 and 1.9% as of May 31, 2021. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of November 30, 2021, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of November 30, 2021 were not impaired as a result of the previously discussed reasons. While $986.6 million of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $14.6 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of November 30, 2021 and May 31, 2021 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations as of November 30, 2021.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of November 30, 2021, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended November 30, 2021. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended November 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains two programs to repurchase up to $400 million of the Company’s common stock under each program, with authorization expiring on May 31, 2022 and January 31, 2024, respectively. The purpose of these programs is to manage common stock dilution. There were no shares repurchased during the second quarter and $472.4 million remains available for share repurchases in total under both programs.

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

PAYCHEX, INC.

Date:	December 22, 2021	/s/ Martin Mucci
Martin Mucci
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date:	December 22, 2021	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	December 22, 2021	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)