Form 10-Q
period 2022-02-28
PAYCHEX INC
filed 2022-03-31
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of February 28, 2022, 361,017,389 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Revenue:
Management Solutions	$959.9	$846.8	$2,597.4	$2,267.0
PEO and Insurance Solutions	301.7	249.8	827.0	715.8
Total service revenue	1,261.6	1,096.6	3,424.4	2,982.8
Interest on funds held for clients	14.4	15.1	43.0	44.8
Total revenue	1,276.0	1,111.7	3,467.4	3,027.6
Expenses:
Cost of service revenue	352.2	328.4	996.3	955.4
Selling, general and administrative expenses	361.0	314.7	1,025.1	965.3
Total expenses	713.2	643.1	2,021.4	1,920.7
Operating income	562.8	468.6	1,446.0	1,106.9
Other expense, net	(8.5)	(6.0)	(10.2)	(18.6)
Income before income taxes	554.3	462.6	1,435.8	1,088.3
Income taxes	123.6	112.1	339.4	253.8
Net income	$430.7	$350.5	$1,096.4	$834.5

Other comprehensive (loss)/income, net of tax	(50.8)	(15.9)	(98.8)	0.7
Comprehensive income	$379.9	$334.6	$997.6	$835.2

Basic earnings per share	$1.19	$0.97	$3.04	$2.32
Diluted earnings per share	$1.19	$0.97	$3.02	$2.31
Weighted-average common shares outstanding	360.9	360.6	360.6	359.8
Weighted-average common shares outstanding, assuming dilution	363.4	362.8	363.1	362.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 28,	May 31,
	2022	2021
Assets
Cash and cash equivalents	$267.5	$995.2
Restricted cash	55.8	51.3
Corporate investments	1,086.0	36.7
Interest receivable	20.4	24.4
Accounts receivable, net of allowance for credit losses	720.9	578.3
PEO unbilled receivables, net of advance collections	463.4	450.9
Prepaid income taxes	41.7	33.5
Prepaid expenses and other current assets	277.5	249.2
Current assets before funds held for clients	2,933.2	2,419.5
Funds held for clients	4,304.1	3,750.0
Total current assets	7,237.3	6,169.5
Long-term restricted cash	25.5	37.0
Long-term corporate investments	5.1	7.1
Property and equipment, net of accumulated depreciation	399.5	395.8
Operating lease right-of-use assets, net of accumulated amortization	84.0	103.0
Intangible assets, net of accumulated amortization	234.8	275.8
Goodwill	1,831.8	1,820.7
Long-term deferred costs	414.1	384.1
Other long-term assets	51.6	34.2
Total assets	$10,283.7	$9,227.2
Liabilities
Accounts payable	$111.4	$89.0
Accrued corporate compensation and related items	177.2	209.7
Accrued worksite employee compensation and related items	636.0	586.4
Short-term borrowings	8.7	7.4
Deferred revenue	37.1	37.9
Other current liabilities	382.4	336.8
Current liabilities before client fund obligations	1,352.8	1,267.2
Client fund obligations	4,335.1	3,671.0
Total current liabilities	5,687.9	4,938.2
Accrued income taxes	56.8	25.8
Deferred income taxes	188.5	218.0
Long-term borrowings, net of debt issuance costs	797.6	797.3
Operating lease liabilities	79.3	92.4
Other long-term liabilities	187.6	207.5
Total liabilities	6,997.7	6,279.2
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.0 shares as of February 28, 2022 and 359.8 shares as of May 31, 2021	3.6	3.6
Additional paid-in capital	1,530.9	1,446.7
Retained earnings	1,798.5	1,445.9
Accumulated other comprehensive (loss)/income	(47.0)	51.8
Total stockholders’ equity	3,286.0	2,948.0
Total liabilities and stockholders’ equity	$10,283.7	$9,227.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	(loss)/income	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	1,096.4	—	1,096.4
Unrealized losses on securities, net of $27.1 million in tax benefit	—	—	—	—	(83.0)	(83.0)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($1.98 per share)	—	—	—	(714.9)	—	(714.9)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	39.2	—	—	39.2
Foreign currency translation adjustment	—	—	—	—	(15.7)	(15.7)
Activity related to equity-based plans	1.2	0.0	45.0	(28.9)	—	16.1
Balance as of February 28, 2022	361.0	$3.6	$1,530.9	$1,798.5	$(47.0)	$3,286.0

	For the three months ended February 28, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	(loss)/income	Total
Balance as of November 30, 2021	360.8	$3.6	$1,505.5	$1,606.9	$3.8	$3,119.8
Net income	—	—	—	430.7	—	430.7
Unrealized losses on securities, net of $16.5 million in tax benefit	—	—	—	—	(50.3)	(50.3)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	—	—
Cash dividends declared ($0.66 per share)	—	—	—	(238.5)	—	(238.5)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	12.8	—	—	12.8
Foreign currency translation adjustment	—	—	—	—	(0.5)	(0.5)
Activity related to equity-based plans	0.2	0.0	12.6	(0.6)	—	12.0
Balance as of February 28, 2022	361.0	$3.6	$1,530.9	$1,798.5	$(47.0)	$3,286.0

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,
	2022	2021
Operating activities
Net income	$1,096.4	$834.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.7	144.6
Amortization of premiums and discounts on AFS securities, net	22.3	27.4
Amortization of deferred contract costs	150.2	143.0
Stock-based compensation costs	39.2	38.1
Provision for/(benefit) from deferred income taxes	3.3	(6.6)
Provision for credit losses	1.2	11.8
Net realized gains on sales of AFS securities	(0.1)	(1.0)
Changes in operating assets and liabilities:
Interest receivable	4.0	3.4
Accounts receivable and PEO unbilled receivables, net	(156.1)	(330.4)
Prepaid expenses and other current assets	(26.6)	3.8
Accounts payable and other current liabilities	53.4	128.0
Deferred costs	(190.1)	(146.8)
Net change in other long-term assets and liabilities	25.4	19.7
Net change in operating lease right-of-use assets and liabilities	3.1	1.1
Net cash provided by operating activities	1,168.3	870.6
Investing activities
Purchases of AFS securities	(7,450.1)	(4,946.5)
Proceeds from sales and maturities of AFS securities	6,416.5	4,452.4
Purchases of property and equipment	(99.3)	(86.9)
Proceeds from sales of property and equipment	—	3.8
Acquisition of businesses, net of cash acquired	(24.9)	(19.5)
Purchases of other assets	(10.3)	(3.6)
Net cash used in investing activities	(1,168.1)	(600.3)
Financing activities
Net change in client fund obligations	664.1	798.5
Net change in short-term borrowings	1.3	1.9
Dividends paid	(714.9)	(670.5)
Repurchases of common shares	—	(76.0)
Activity related to equity-based plans	16.1	68.2
Net cash (used in)/provided by financing activities	(33.4)	122.1
Net change in cash, restricted cash, and equivalents	(33.2)	392.4
Cash, restricted cash, and equivalents, beginning of period	1,823.1	1,659.8
Cash, restricted cash, and equivalents, end of period	$1,789.9	$2,052.2

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$267.5	$787.0
Restricted cash	81.3	80.3
Restricted cash and restricted cash equivalents included in funds held for clients	1,441.1	1,184.9
Total cash, restricted cash, and equivalents	$1,789.9	$2,052.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2022

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading human capital management (“HCM”) software and services company, offering integrated solutions for human resource ("HR"), payroll, benefits, and insurance for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in parts of Europe. Paychex, a Delaware corporation formed in 1979, reports as one segment.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2021 (“fiscal 2021”). Operating results and cash flows for the nine months ended February 28, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2022 (“fiscal 2022”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $17.8 million and $16.0 million as of February 28, 2022 and May 31, 2021, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $120.2 million and $98.4 million as of February 28, 2022 and May 31, 2021, respectively. Purchased receivables, at gross, were $618.5 million and $495.9 million as of February 28, 2022 and May 31, 2021, respectively.

The Company is exposed to credit losses through the sale of services, payment of client obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each client’s ability to pay for products and services. Credit monitoring programs include, but are not limited to, new client credit reviews, establishing appropriate credit limits, monitoring of credit distressed clients, and early electronic wire and collection procedures. The Company also considers contract terms and conditions, client business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and nine months ended February 28, 2022 and February 28, 2021. No single client had a material impact on total accounts receivable as of February 28, 2022 and May 31, 2021 or service revenue and results of operations for the three and nine months ended February 28, 2022 and February 28, 2021.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 28, 2022 and May 31, 2021, advance collections were $1.6 million and $2.5 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance coverage to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into our workers’ compensation claims cost estimates. For fiscal 2022, the Company has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million. The Company’s maximum individual claims liability under its PEO workers’ compensation insurance policies was $1.0 million for fiscal 2021.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $12.8 million and $39.2 million for the three and nine months ended February 28, 2022, respectively, as compared with $12.6 million and $38.1 million for the three and nine months ended February 28, 2021, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2021.

Recently adopted accounting pronouncements: In June 2021, the Company adopted the following Accounting Standards Updates (“ASUs”), none of which had a material impact on its consolidated financial statements:

•
ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs;” and
•
ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.”

Recently issued accounting pronouncements: In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” This ASU will improve the transparency of government assistance received by most business entities by requiring the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. ASU No. 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2022. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the nine months ended February 28, 2022 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s integrated HCM services and HR outsourcing solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses HCM and HR outsourcing solutions. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the client simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2022	2021	2022	2021
Payroll wages and payroll taxes	$6,546.1	$5,518.5	$17,909.4	$15,479.3
State unemployment insurance (included in payroll wages and payroll taxes)	74.2	73.1	108.2	98.7
Guaranteed cost benefit plans	164.3	146.1	471.9	439.6

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

Changes in deferred revenue related to set-up fees are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2022	2021	2022	2021
Balance, beginning of period	$43.8	$39.6	$40.2	$42.6
Deferral of revenue	9.1	6.9	25.4	16.6
Recognition of unearned revenue	(6.8)	(6.7)	(19.5)	(19.4)
Balance, end of period	$46.1	$39.8	$46.1	$39.8

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 28, 2022, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2022 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	deferral
2022	$6.3
2023	19.4
Thereafter	20.4
Total deferral	$46.1

Assets Recognized from the Costs to Obtain and Fulfill Contracts

The Company recognizes an asset for the incremental costs of obtaining a contract with a client if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of a new contract and that would not have been incurred if the contract had not been obtained. The Company does not incur incremental costs to obtain a contract renewal. The Company determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under ASC Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers.” The Company also recognizes an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered.

Deferred costs to obtain and fulfill contracts are reported in the prepaid expenses and other current assets and long-term deferred costs line items on the Company’s Consolidated Balance Sheets. Amortization expense related to costs to obtain and fulfill a contract are included in cost of service revenue and selling, general and administrative expenses in the Company’s Consolidated Statements of Income and Comprehensive Income and recognized over the expected economic benefit period.

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2022 or February 28, 2021.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2022	2021	2022	2021
Balance, beginning of period	$500.5	$468.1	$488.2	$473.6
Capitalization of costs	70.1	49.9	169.1	127.5
Amortization	(44.8)	(41.9)	(131.5)	(125.0)
Balance, end of period	$525.8	$476.1	$525.8	$476.1

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2022	2021	2022	2021
Balance, beginning of period	$70.5	$67.4	$69.3	$67.3
Capitalization of costs	7.4	7.2	21.0	19.3
Amortization	(6.3)	(6.0)	(18.7)	(18.0)
Balance, end of period	$71.6	$68.6	$71.6	$68.6

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions, except per share amounts	2022	2021	2022	2021
Basic earnings per share:
Net income	$430.7	$350.5	$1,096.4	$834.5
Weighted-average common shares outstanding	360.9	360.6	360.6	359.8
Basic earnings per share	$1.19	$0.97	$3.04	$2.32
Diluted earnings per share:
Net income	$430.7	$350.5	$1,096.4	$834.5
Weighted-average common shares outstanding	360.9	360.6	360.6	359.8
Dilutive effect of common share equivalents	2.5	2.2	2.5	2.2
Weighted-average common shares outstanding, assuming dilution	363.4	362.8	363.1	362.0
Diluted earnings per share	$1.19	$0.97	$3.02	$2.31
Weighted-average anti-dilutive common share equivalents	0.3	—	0.3	0.7

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Expense, Net

Other expense, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,		February 28,

In millions	2022	2021	2022	2021
Interest income on corporate investments	$0.5	$0.3	$1.1	$1.4
Interest expense	(9.0)	(8.8)	(27.5)	(26.8)
Other	—	2.5	16.2	6.8
Other expense, net	$(8.5)	$(6.0)	$(10.2)	$(18.6)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	February 28, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,441.1	$—	$—	$1,441.1
AFS securities:
Asset-backed securities	72.5	0.2	(0.5)	72.2
Corporate bonds	673.4	6.2	(5.9)	673.7
Municipal bonds	1,616.5	6.3	(33.1)	1,589.7
U.S. government agency securities	541.0	4.0	(8.1)	536.9
Variable rate demand notes	1,049.2	—	—	1,049.2
Total AFS securities	3,952.6	16.7	(47.6)	3,921.7
Other	30.9	2.7	(1.2)	32.4
Total funds held for clients and corporate investments	$5,424.6	$19.4	$(48.8)	$5,395.2

	May 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$739.6	$—	$—	$739.6
AFS securities:
Asset-backed securities	86.5	1.4	—	87.9
Corporate bonds	635.8	28.8	(0.2)	664.4
Municipal bonds	1,669.0	33.0	(2.3)	1,699.7
U.S. government agency securities	549.6	20.1	(1.5)	568.2
Variable rate demand notes	—	—	—	—
Total AFS securities	2,940.9	83.3	(4.0)	3,020.2
Other	26.4	7.7	(0.1)	34.0
Total funds held for clients and corporate investments	$3,706.9	$91.0	$(4.1)	$3,793.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 28, 2022 were bank demand deposit accounts, money market funds and commercial paper with a maturity of 90 days or less at acquisition.

Included in asset-backed securities as of February 28, 2022 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 28, 2022.

Included in corporate bonds as of February 28, 2022 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 1, 2022 through December 13, 2028.

Included in municipal bonds as of February 28, 2022 were general obligation bonds, revenue bonds, and pre-refunded municipal bonds primarily carrying credit ratings of AA or better and have maturities ranging from March 1, 2022 through December 15, 2028.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	February 28,	May 31,
In millions	2022	2021
Funds held for clients	$4,304.1	$3,750.0
Corporate investments	1,086.0	36.7
Long-term corporate investments	5.1	7.1
Total funds held for clients and corporate investments	$5,395.2	$3,793.8

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

The Company’s AFS securities reflected a net unrealized loss of $30.9 million and a net unrealized gain of $79.3 million as of February 28, 2022 and May 31, 2021, respectively. Included in net unrealized losses and gains as of February 28, 2022 and May 31, 2021, were 443 and 137 AFS securities in an unrealized loss position, representing approximately 35% and 11% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 28, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.3)	$15.0	$(0.2)	$5.9	$(0.5)	$20.9
Corporate bonds	(5.1)	139.7	(0.8)	17.4	(5.9)	157.1
Municipal bonds	(28.2)	778.9	(4.9)	88.3	(33.1)	867.2
U.S. government agency securities	(2.3)	183.3	(5.8)	96.2	(8.1)	279.5
Total	$(35.9)	$1,116.9	$(11.7)	$207.8	$(47.6)	$1,324.7

	May 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$—	$—	$7.1
Corporate bonds	(0.2)	22.0	—	—	(0.2)	22.0
Municipal bonds	(2.3)	288.2	—	—	(2.3)	288.2
U.S. government agency securities	(1.5)	102.6	—	—	(1.5)	102.6
Total	$(4.0)	$419.9	$—	$—	$(4.0)	$419.9

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 28, 2022 that had gross unrealized losses of $47.6 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the securities in an unrealized loss position as of February 28, 2022 and May 31, 2021 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2022	2021	2022	2021
Gross realized gains	$0.0	$0.3	$0.1	$1.0
Gross realized losses	(0.0)	—	(0.0)	—
Net realized gains	$0.0	$0.3	$0.1	$1.0

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2022 are shown below by expected maturity.

	February 28, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$319.2	$321.2
Due after one year through three years	682.2	690.2
Due after three years through five years	1,227.2	1,213.9
Due after five years	1,724.0	1,696.4
Total	$3,952.6	$3,921.7

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$19.8	$—	$19.8	$—
Money market securities	18.6	18.6	—	—
Total restricted and unrestricted cash equivalents	$38.4	$18.6	$19.8	$—
AFS securities:
Asset-backed securities	$72.2	$—	$72.2	$—
Corporate bonds	673.7	—	673.7	—
Municipal bonds	1,589.7	—	1,589.7	—
U.S. government agency securities	536.9	—	536.9	—
Variable rate demand notes	1,049.2	—	1,049.2	—
Total AFS securities	$3,921.7	$—	$3,921.7	$—
Other	$32.4	$32.4	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

	May 31, 2021
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$2.9	$2.9	$—	$—
Total restricted and unrestricted cash equivalents	$2.9	$2.9	$—	$—
AFS securities:
Asset-backed securities	$87.9	$—	$87.9	$—
Corporate bonds	664.4	—	664.4	—
Municipal bonds	1,699.7	—	1,699.7	—
U.S. government agency securities	568.2	—	568.2	—
Variable rate demand notes	—	—	—	—
Total AFS securities	$3,020.2	$—	$3,020.2	$—
Other	$34.0	$34.0	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of February 28, 2022 and May 31, 2021, the fair value of long-term borrowings, net of debt issuance costs was $420.2 million and $450.2 million for the Senior Notes, Series A, respectively, and $426.2 million and $457.7 million for the Senior Notes, Series B, respectively.

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

Property and equipment, net of accumulated depreciation: Depreciation expense was $34.9 million and $98.1 million for the three and nine months ended February 28, 2022, respectively, compared to $30.4 million and $92.1 million for the three and nine months ended February 28, 2021, respectively. During the three months ended August 31, 2020, the Company disposed of certain furniture and fixtures associated with abandoned leased property and recorded a loss on disposal of $5.1 million. The loss was recorded in the prior year period in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $13.5 and $44.6 million for the three and nine months ended February 28, 2022, respectively, compared to $16.0 million and $52.5 million for the three and nine months ended February 28, 2021, respectively. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 28, 2022 or February 28, 2021.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 1.28% and 1.16% as of February 28, 2022 and May 31, 2021, respectively. The unused amount available under these credit facilities as of February 28, 2022 was approximately $2.0 billion.

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

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2022.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $139.7 million and $180.4 million as of February 28, 2022 and May 31, 2021, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2022 and February 5, 2023. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2022 and February 28, 2021, or as of May 31, 2021.

Long-term debt: The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2022.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $5.6 million and $7.0 million of capital assets as of February 28, 2022 and May 31, 2021, respectively.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2022. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 22.3% and 24.2% for the three months ended February 28, 2022 and February 28, 2021, respectively, and 23.6% and 23.3% for the nine months ended February 28, 2022 and February 28, 2021, respectively. All periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. The effective tax rates for the current periods were also impacted by the recording of a tax benefit related to prior and current years' research and development expenses incurred in the production of customer-facing software. The increase in the effective tax rate for the nine months ended February 28, 2022 was partially impacted by an increase in state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2022 (the “third quarter”), the nine months ended February 28, 2022 (the “nine months”), the respective prior year periods ended February 28, 2021 (the “prior year periods”), and our financial condition as of February 28, 2022. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2022 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2021 (“fiscal 2021”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

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
•
software defects, undetected errors, or development delays for our products;
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
•
risks related to acquisitions and the integration of the businesses we acquire;
•
our clients’ failure to reimburse us for payments made by us on their behalf;
•
the effect of changes in government regulations mandating the amount of tax withheld or the timing of remittances;
•
our failure to comply with covenants in our debt agreements;
•
changes in governmental regulations and policies;
•
our ability to comply with U.S. and foreign laws and regulations;
•
our compliance with data privacy laws and regulations;
•
our failure to protect our intellectual property rights;
•
potential outcomes related to pending or future litigation matters;
•
the impact of the COVID-19 pandemic on the U.S. and global economy, and in particular on our small- and medium-sized business clients;
•
volatility in the political and economic environment;
•
changes in the availability of qualified people; and
•
the possible effects of negative publicity on our reputation and the value of our brand.

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

Our investor presentation regarding the financial results for the third quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are a leading human capital management (“HCM”) software and services company, offering integrated solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses. We offer a comprehensive portfolio of technology solutions and services, supported by our HR and compliance expertise, that help our clients address the evolving challenges of HR.

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

Our mission is to be the leading provider of integrated HCM solutions for HR, payroll, benefits, and insurance by being an essential partner to small-and medium-sized businesses across the U.S. and parts of Europe. Our strategy focuses on providing integrated digital technology solutions; increasing client satisfaction; expanding our leadership in HR; growing our client bases; and engaging in strategic acquisitions. We believe that successful execution of our mission and strategies will lead to strong, long-term financial performance.

We focus on driving growth in the number of clients, revenue per client, total revenue, and profits, while providing HCM technology and HR outsourcing and benefits services to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and innovative technology. We believe these investments are critical to our success. Looking to the future, investments in technology, products, and people have positioned us for long-term growth.

We continue to find opportunities to innovate our HCM solutions to help our customers address the challenges of workforce management, including hiring, retention, and employee wellbeing. Most recently, we enhanced functionality within our Paychex Flex Document Management tool to help employers track vaccination status, restrict access, and maintain confidentiality of information. We also partnered with HireRight (NYSE: HRT), a global leader in screening services, to enable Paychex clients to place bulk or small batch orders of rapid COVID-19 test kits that can be easily distributed and administered to their employees. In addition, our enhanced IRIS biometric time clock allows quick identification of employees, with and without a mask, and access to pay adjustments, time-off balances, and more.

Third Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2022	2021	Change(2)	2022	2021	Change(2)
Total service revenue	$1,261.6	$1,096.6	15%	$3,424.4	$2,982.8	15%
Total revenue	$1,276.0	$1,111.7	15%	$3,467.4	$3,027.6	15%
Operating income	$562.8	$468.6	20%	$1,446.0	$1,106.9	31%
Net income	$430.7	$350.5	23%	$1,096.4	$834.5	31%
Adjusted net income(1)	$419.4	$348.8	20%	$1,072.4	$841.6	27%
Diluted earnings per share	$1.19	$0.97	23%	$3.02	$2.31	31%
Adjusted diluted earnings per share(1)	$1.15	$0.96	20%	$2.95	$2.32	27%
Dividends paid to stockholders	$238.5	$223.8	7%	$714.9	$670.5	7%

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.
(2)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the third quarter and nine months, the prior year periods, and our financial position as of February 28, 2022, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

COVID-19 Update

The COVID-19 pandemic recently reached the two-year mark and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. However, as we implemented our phased return to office plan starting in October 2021, we were able to provide greater levels of work flexibility to employees and maintain health and safety standards for employees meeting all regulatory requirements.

We remain committed to proactively supporting our clients through any lingering uncertainties of the COVID-19 pandemic and navigate the challenges of the future business environment. Our unique blend of technology solutions and expertise provides valuable tools and resources to assist our clients and their employees. Our COVID-19 Help Center continues to provide near real-time information and tools to help businesses navigate the constantly evolving business environment, including information on the latest Biden administration COVID-19 requirements. Our Paychex Employee Retention Tax Credit (“ERTC”) service assists businesses in retroactively identifying tax credits and filing amended returns to claim these credits. As of February 28, 2022, we have assisted businesses in securing over $7.0 billion in ERTC and paid leave credits.

Our strong balance sheet and operational flexibility have allowed us to successfully manage through the ongoing impacts of the COVID-19 pandemic and invest in our business without negatively impacting cash flow and liquidity. The strong results we experienced during the first half of the fiscal year continued through to the third quarter as we maintained double-digit growth in both revenue and earnings over the prior year periods. These results reflected solid internal execution, as we came through our calendar year-end processing and main selling season with strong sales performance and high levels of client retention. This reflects a return on the continued investment in our technology and people. We believe we are well-positioned with a broad portfolio of innovative technology and products along with our unparalleled expertise to meet the continuing needs of businesses and help them succeed, thrive, and adjust to the changes of how, where, and when work gets done.

We continually evaluate the nature and extent of changes to the market and economic conditions related to the COVID-19 pandemic and assess the potential impact on our business and financial position. Despite the emergence of vaccines and vaccine boosters, less virulent strains of COVID-19 such as the Omicron variant, and reduced positivity rates, the end of the COVID-19 pandemic is still uncertain. As such, we expect that the pandemic may continue to have an effect on our results, although the magnitude, duration, and full effects of the pandemic on our future results of operations or cash flows remain difficult to predict at this time.

For further discussion of the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of our Form 10-K for fiscal 2021.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2022	2021	Change(1)	2022	2021	Change(1)
Revenue:
Management Solutions	$959.9	$846.8	13%	$2,597.4	$2,267.0	15%
PEO and Insurance Solutions	301.7	249.8	21%	827.0	715.8	16%
Total service revenue	1,261.6	1,096.6	15%	3,424.4	2,982.8	15%
Interest on funds held for clients	14.4	15.1	(5)%	43.0	44.8	(4)%
Total revenue	1,276.0	1,111.7	15%	3,467.4	3,027.6	15%
Total expenses	713.2	643.1	11%	2,021.4	1,920.7	5%
Operating income	562.8	468.6	20%	1,446.0	1,106.9	31%
Other expense, net	(8.5)	(6.0)	41%	(10.2)	(18.6)	(45)%
Income before income taxes	554.3	462.6	20%	1,435.8	1,088.3	32%
Income taxes	123.6	112.1	10%	339.4	253.8	34%
Effective income tax rate	22.3%	24.2%		23.6%	23.3%
Net income	$430.7	$350.5	23%	$1,096.4	$834.5	31%
Diluted earnings per share	$1.19	$0.97	23%	$3.02	$2.31	31%

(1) Percentage changes are calculated based on unrounded numbers.

The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $959.9 million for the third quarter and $2.6 billion for the nine months, reflecting increases of 13% and 15%, respectively:

o
Increase in client bases across HCM offerings resulting from strong sales performance and high levels of retention, with continued strong demand for HR Solutions,
o
Growth in checks per payroll for HCM and higher worksite employees for HR Solutions,
o
Improved revenue per client resulting from enhanced price realization,
o
Expansion of HCM ancillary services; and,
o
Growth in payroll funding and outsourcing services for temporary staffing clients.

•
PEO and Insurance Solutions revenue: $301.7 million for the third quarter and $827.0 million for the nine months, reflecting increases of 21% and 16%, respectively:

o
Increase in the number of average worksite employees and growth in average wages per worksite employee,
o
Growth in PEO health insurance revenue; and,
o
Higher state unemployment insurance revenue.

•
Interest on funds held for clients and Corporate investment income: We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2022	2021	Change(1)	2022	2021	Change(1)
Average investment balances:
Funds held for clients	$5,046.0	$4,459.6	13%	$4,287.0	$3,849.5	11%
Corporate cash equivalents and investments	1,341.6	1,062.0	26%	1,240.5	1,016.3	22%
Total	$6,387.6	$5,521.6	16%	$5,527.5	$4,865.8	14%
Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.1%	1.3%		1.3%	1.5%
Corporate cash equivalents and investments	0.2%	0.1%		0.1%	0.2%
Combined funds held for clients and corporate cash equivalents and investments	0.9%	1.1%		1.1%	1.2%

Total net realized gains	$0.0	$0.3		$0.1	$1.0

(1) Percentage changes are calculated based on unrounded numbers.

	February 28,	May 31,
$ in millions	2022	2021
Net unrealized (losses)/gains on available for sale (“AFS”) securities (1)	$(30.9)	$79.3
Federal Funds rate (2)	0.25%	0.25%
Total fair value of AFS securities	$3,921.7	$3,020.2
Weighted-average duration of AFS securities in years (3)	3.2	3.3
Weighted-average yield-to-maturity of AFS securities (3)	1.8%	1.9%

(1) The net unrealized loss on our investment portfolio was approximately $105.9 million as of March 29, 2022.

(2) The Federal Funds rate was in the range of 0.00% to 0.25% as of February 28, 2022 and May 31, 2021. Effective March 17, 2022, the Federal Reserve increased the Federal Funds rate to a range of 0.25% to 0.50%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions	2022	2021	Change(1)	2022	2021	Change(1)
Compensation-related expenses	$414.9	$374.4	11%	$1,192.0	$1,127.6	6%
PEO insurance costs	105.1	86.5	22%	301.3	259.4	16%
Depreciation and amortization	48.4	46.4	4%	142.7	144.6	(1)%
Cost-saving initiatives(2)	—	—	n/m	—	32.2	n/m
Other expenses	144.8	135.8	7%	385.4	356.9	8%
Total expenses	$713.2	$643.1	11%	$2,021.4	$1,920.7	5%

(1) Percentage changes are calculated based on unrounded numbers.

(2) One-time costs recognized during fiscal 2021 related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and optimize headcount. These events are not expected to recur.

n/m – not meaningful

Total expenses increased 11% to $713.2 million for the third quarter and 5% to $2.0 billion for the nine months compared to the prior year periods. Excluding one-time costs of $32.2 million incurred in the prior year period, total expenses increased 7% for the nine months compared to the prior year period. Total expenses increased as a result of the following:

•
Compensation-related expenses: $414.9 million for the third quarter and $1.2 billion for the nine months, reflecting increases of 11% and 6%, respectively, due to increases in headcount and wage rates, performance-based compensations, and fringe benefits.
•
PEO insurance costs: $105.1 million for the third quarter and $301.3 million for the nine months, reflecting increases of 22% and 16%, respectively, as a result of growth in number of PEO worksite employees and health insurance revenue.
•
Other expenses: $144.8 million for the third quarter and $385.4 million for the nine months, reflecting increases of 7% and 8%, respectively, due to further investment in product development and information technology and increases in advertising expense during peak selling season.

Operating income: Operating income increased 20% to $562.8 million for the third quarter and 31% to $1.4 billion for the nine months, as a result of double-digit revenue growth which outpaced expense increases as previously discussed.

Adjusted operating income(1), which excluded the impact of one-time costs related to the acceleration of cost-saving initiatives, including our long-term strategy to reduce geographic footprint and optimize headcount, increased 27% to $1.4 billion for the nine months. Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (operating income, adjusted for one-time costs, as a percentage of total revenue) were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2022	2021	2022	2021
Operating margin	44.1%	42.2%	41.7%	36.6%
Adjusted operating margin (1)	44.1%	42.2%	41.7%	37.6%

Fluctuations in these metrics were attributable to the factors previously discussed.

(1) Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measures of operating income.

Income taxes: Our effective income tax rate was 22.3% for the third quarter and 23.6% for the nine months, compared to 24.2% and 23.3%, respectively, for the prior year periods. All periods were impacted by the recognition of net discrete tax benefits related to employee stock-based compensation payments. The effective tax rates for the current periods were also impacted by the recording of a tax benefit related to prior and current years' research and development expenses incurred in the production of customer-facing software. The increase in the effective tax rate for the nine months was partially impacted by an increase in state income taxes.

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2022	2021	Change	2022	2021	Change
Operating income	$562.8	$468.6	20%	$1,446.0	$1,106.9	31%
Non-GAAP adjustments:
Cost-saving initiatives(1)	—	—		—	32.2
Total non-GAAP adjustments	—	—		—	32.2
Adjusted operating income	$562.8	$468.6	20%	$1,446.0	$1,139.1	27%

Net income	$430.7	$350.5	23%	$1,096.4	$834.5	31%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(5.2)	(1.7)		(17.9)	(17.2)
Tax benefit derived from research and development costs (3)	(6.1)	—		(6.1)	—
Cost-saving initiatives(1)	—	—		—	24.3
Total non-GAAP adjustments	(11.3)	(1.7)		(24.0)	7.1
Adjusted net income	$419.4	$348.8	20%	$1,072.4	$841.6	27%

Diluted earnings per share(4)	$1.19	$0.97	23%	$3.02	$2.31	31%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(0.01)	(0.00)		(0.05)	(0.05)
Tax benefit derived from research and development costs (3)	(0.02)	—		(0.02)	—
Cost-saving initiatives(1)	—	—		—	0.07
Total non-GAAP adjustments	(0.03)	(0.00)		(0.07)	0.02
Adjusted diluted earnings per share	$1.15	$0.96	20%	$2.95	$2.32	27%

Net income	$430.7	$350.5	23%	$1,096.4	$834.5	31%
Non-GAAP adjustments:
Interest expense, net	8.5	8.5		26.4	25.4
Income taxes	123.6	112.1		339.4	253.8
Depreciation and amortization expense	48.3	46.4		142.7	144.6
Total non-GAAP adjustments	180.4	167.0		508.5	423.8
EBITDA	611.1	517.5	18%	1,604.9	1,258.3	28%
Cost-saving initiatives(1)	—	—		—	32.2
Adjusted EBITDA	$611.1	$517.5	18%	$1,604.9	$1,290.5	24%

(1) One-time costs and corresponding tax benefit recognized during fiscal 2021 related to the acceleration of cost-saving initiatives, including the long-term strategy to reduce our geographic footprint and optimize headcount. These events are not expected to recur.

(2) Net tax windfall benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(3) Non-recurring tax benefit derived from prior years' research and development costs incurred in the production of customer-facing software.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2022, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.4 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $806.3 million as of February 28, 2022. Our primary source of cash is generated by our ongoing operations. Cash flow from operations was $1.2 billion for the nine months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of February 28, 2022, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of February 28, 2022 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities as of February 28, 2022 were as follows:

		Maximum	February 28, 2022
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	8.7	241.3
Total Lines of Credit Outstanding and Available			$8.7	$1,991.3

Amounts outstanding under the PNC credit facility as of February 28, 2022 remain outstanding as of the date of this report.

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

Details of borrowings under each credit facility during the third quarter and the prior year period were as follows:

	For the three months ended February 28, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$8.8
Weighted-average amount borrowed	$—	$—	$8.6
Weighted-average interest rate	—%	—%	1.25%

	For the three months ended February 28, 2021
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$7.2
Weighted-average amount borrowed	$—	$—	$7.1
Weighted-average interest rate	—%	—%	1.24%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to February 28, 2022, there were no overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of February 28, 2022, we had irrevocable standby letters of credit available totaling $139.7 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2022 and February 5, 2023. No amounts were outstanding on these letters of credit during the third quarter or as of February 28, 2022.

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

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $5.6 million of capital assets as of February 28, 2022. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of February 28, 2022, we have contributed approximately $15.9 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2022. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2022	2021	Change
Net cash provided by operating activities	$1,168.3	$870.6	$297.7
Net cash used in investing activities	(1,168.1)	(600.3)	(567.8)
Net cash (used in)/provided by financing activities	(33.4)	122.1	(155.5)
Net change in cash, restricted cash, and equivalents	$(33.2)	$392.4	$(425.6)

Cash dividends per common share	$1.98	$1.86

The changes in our cash flow for the nine months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2.
•
Changes in receivables due to funding for temporary staffing clients; and,
•
Decrease in income tax payments; offset by,
•
Increase in cash payments for worksite employee compensation; and,
•
Higher incentive compensation payments and payment of deferred payroll taxes.

Investing Cash Flow Activities

•
The increase in cash used was primarily related to an increase in purchases of VRDNs;
•
Our recent completion of an immaterial business acquisition; and,
•
Greater investment in technology as we continued to introduce new product solutions and enhancements.

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

Financing Cash Flow Activities

•
Increase in net cash outflows from changes in client fund obligations due the timing of collections and remittances client funds,
•
Dividends paid increased $44.4 million compared to the prior year period due to an increase in our cumulative quarterly dividends from $1.86 per share to $1.98 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors, and
•
Decrease in equity-based plan activity as 1.2 million shares of our common stock were exercised or vested during the nine months compared to 2.4 million shares exercised or vested in the prior year period; partially offset by,
•
Decrease in the repurchase of common shares as we did not repurchase any shares in the nine months versus 0.9 million shares repurchased in the prior year period. Refer to Part II, Item 2 of this Form 10-Q for further discussion on our common stock repurchase programs.

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

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in municipal bonds; corporate bonds; U.S. government agency securities; and VRDNs. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During the nine months ended February 28, 2022, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months ended February 28, 2022, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.1% compared to 1.2% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of February 28, 2022 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2022 are shown below by expected maturity.

	February 28, 2022

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$319.2	$321.2
Due after one year through three years	682.2	690.2
Due after three years through five years	1,227.2	1,213.9
Due after five years	1,724.0	1,696.4
Total	$3,952.6	$3,921.7

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2022, the Federal Funds rate was in the range of 0.00% to 0.25%. Effective March 17, 2022, the Federal Reserve raised the Federal Funds rate 25 basis points placing it in the range of 0.25% to 0.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. We will continue to monitor the market and economic conditions.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•
governmental action resulting from the COVID-19 pandemic;
•
daily interest rate changes;
•
seasonal variations in investment balances;
•
actual duration of short-term and AFS securities;
•
the proportion of taxable and tax-exempt investments;
•
changes in tax-exempt municipal rates versus taxable investment rates, which are not synchronized or simultaneous; and
•
financial market volatility and the resulting effect on benchmark and other indexing interest rates.

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.0 million to $4.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $5.6 billion for the year ended May 31, 2022. Our anticipated allocation is approximately 50% invested in short-term securities and VRDNs with an average duration of less than 30 days and 50% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $30.9 million as of February 28, 2022 and net unrealized gains of $79.3 million as of May 31, 2021. During the nine months ended February 28, 2022, the net unrealized loss and gain on our investment portfolios ranged from a $45.3 million loss to a $89.2 million gain. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $105.9 million as of March 29, 2022.

As of February 28, 2022 and May 31, 2021, we had $3.9 billion and $3.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.8% as of February 28, 2022 and 1.9% as of May 31, 2021. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of February 28, 2022, would be in the range of $20.0 million to $25.0 million.

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

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 28, 2022 were not impaired as a result of the previously discussed reasons. While $1.3 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $47.6 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of February 28, 2022 and May 31, 2021 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations as of February 28, 2022.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2021, filed with the SEC on July 16, 2021. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

•
revenue recognition;
•
assets recognized from the costs to obtain and fulfill contracts;
•
PEO insurance reserves;
•
goodwill and other intangible assets;
•
impairment of long-lived assets;
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 28, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 28, 2022. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 28, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains two programs to repurchase up to $400 million of the Company’s common stock under each program, with authorization expiring on May 31, 2022 and January 31, 2024, respectively. The purpose of these programs is to manage common stock dilution. There were no shares repurchased during the third quarter and $472.4 million remains available for share repurchases in total under both programs.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibit filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	March 31, 2022	/s/ Martin Mucci
Martin Mucci
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2022	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Date:	March 31, 2022	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)