Form 10-K
period 2022-05-31
PAYCHEX INC
filed 2022-07-15
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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

As of November 30, 2021, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $30,609,113,270 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2022, 359,906,888 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 13, 2022, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2022

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“we,” “our,” “us,” “Paychex,” or the “Company”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “overview,” “outlook,” “guidance,” “we look forward to,” “will,” “would,” “project,” “projections,” “strategy,” “anticipate,” “believe,” “could,” “may,” “target,” “potential,” “strive,” “mission,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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
•
the impact of the COVID-19 pandemic and other macroeconomic factors on the U.S. and global economy, and in particular on our small- and medium-sized business clients;
•
volatility in the political and economic environment, including rising inflation;
•
changes in the availability of qualified people; and
•
the possible effects of negative publicity on our reputation and the value of our brand.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A, “Risk Factors” and throughout Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10‑K (“Form 10-K”), and in our periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10‑K is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10‑K speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-K with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2022 is available and accessible on our Paychex Investor Relations page at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations page.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” “we,” “us,” “our” and the “Company” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a leading human capital management (“HCM”) software and services company, offering integrated solutions for human resources (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses. We offer a comprehensive portfolio of technology solutions and services, supported by HR and compliance expertise, that help our clients address the evolving challenges of HR. Our purpose is to allow our customers the freedom to succeed. The workplace is evolving, and we lead the way by making complex HR, payroll, and benefits simple for our clients.

Paychex incorporated in Delaware in 1979 and has a fiscal year that ends May 31st. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and parts of Europe. As of May 31, 2022, we served greater than 730,000 payroll and PEO clients.

For any organization, a key function is effective HCM, which requires both resources and expertise. Organizations are faced with complex and ever-changing requirements, including diverse and complicated federal, state, and local regulations across multiple jurisdictions. In addition, the workplace is rapidly changing as employees increasingly become mobile, work remotely, and expect a user experience similar to consumer-oriented applications. We focus on helping small- to medium-sized businesses who do not have the resources or expertise to adapt to the constantly evolving environment.

Paychex offers a wide range of solutions – including fully outsourced HR, HCM software, payroll processing, retirement and insurance solutions – allowing us to customize our offering to the client's business, whether it is small or large, simple, or complex. We believe that we have the breadth of solutions to cover the spectrum of the employee life cycle, but we also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today.

Our comprehensive solutions allow our clients to manage their workforces effectively from hire to retire. We provide leading-edge HCM technology solutions, coupled with human expertise, to make complex HR, payroll, and benefits issues simple for our clients. The key features of our solutions are:

•
Comprehensive cloud-based platform optimized to meet the HR and payroll needs of small- and medium-sized organizations;
•
Streamlined workforce management that combines technology with flexible service options;
•
Modern, mobile, and intuitive user experience and self-service capabilities;
•
Scalable and customizable platform that allows clients the ability to add services as they grow;
•
Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and
•
Expertise in HR and payroll with our technology backed by over 200 compliance experts and more than 700 HR business professionals.

We market our solutions through our direct and virtual sales forces which are supported by various corporate lead generation and marketing initiatives. Over 50% of our revenues are gained from our services beyond payroll processing. We focus on providing an industry-leading client experience.

Company Strategy

Our mission is to be the leading provider of HCM solutions for HR, payroll, benefits, and insurance by being an essential partner to small- and medium-sized businesses across the U.S. and parts of Europe. We believe that success in this mission will lead to strong, long-term financial performance. We intend to strengthen and extend our position as a leading provider through continued investments in both our technology and service offerings. Key elements of our strategy include:

•
Providing industry-leading, integrated technology. We continue to invest significantly in our award-winning Paychex Flex® platform and mobility applications to increase efficiency and functionality for our clients and their employees.

•
Increasing client satisfaction. Our flexible and technology-enabled service model allows us to provide a personalized experience for our clients and their employees. We continue to invest in artificial intelligence and machine learning and self-service capabilities to allow clients and their employees easy, intuitive, and flexible service how, when, and where they want it.
•
Expanding our leadership in HR. We have a comprehensive suite of value-added HR solutions for our clients and their employees. Our solutions include industry leading HR technology for managing client's workforce along with comprehensive HR outsourcing delivered by over 700 HR business professionals. Our unique combination of industry leading HR Technology serviced by trained HR business professionals sets us apart in the industry. We are the second largest publicly traded provider of PEO services in the U.S.
•
Growing our client base. We believe we operate in a significantly under-penetrated and growing market, with significant potential to expand within our current target markets. We have invested significantly in new demand generation and sales tools and expanding certain areas of our sales force. We continue to focus on sales productivity with the intent of expanding our market share across all our product lines.
•
Engaging in strategic acquisitions. In the past, we utilized acquisitions as a means to expand our portfolio, enter new markets or increase our scale. We continue to evaluate and monitor potential acquisitions and will utilize this when the acquisition targets are in alignment with our overall strategy.

Our Solutions

Our solutions bring together payroll and HCM software with HR and compliance expertise, along with flexible, personalized, and technology-enabled service capabilities. Clients have the option of doing payroll online using our SaaS technology, outsourcing to our payroll specialists, or using a combination of those solutions. Payroll is then integrated with HCM software modules for clients who have more complex HR needs. We also provide comprehensive HR outsourcing through our administrative services organization (“ASO”) and PEO solutions. The integration of leading-edge technology and flexible service options allows us to meet our clients’ needs how, when, and where they want.

As the global economy continues to evolve, we remain committed to helping our clients navigate the complexity of macroeconomic challenges, legislative changes, the COVID-19 pandemic, or other factors. In the fiscal year ended May 31, 2022 (“fiscal 2022”), top challenges for employers were obtaining and retaining talent, ensuring employee welfare, introducing comprehensive and differentiated benefits offerings to meet the needs of a competitive labor market, leveraging technology to drive efficiency and support a distributed workforce, and cash flows. Product developments in fiscal 2022 designed to meet the evolving needs of employers and employees included:

•
Paychex Pre-Check, a self-service solution that allows employees to review their paystubs and alert their employer of discrepancies before payday. This significantly reduces errors, increasing efficiency and employee satisfaction.
•
Retention Insights, which utilizes predictive analytics to help identify employees that may be more likely to consider leaving.
•
Paychex Employee Retention Tax Credit (“ERTC”) Service, which helps businesses retroactively identify tax credits, based on wages already paid, and file amended returns to claim the credit.
•
Talent Dashboard, which brings retention insights, time off balances, and performance ratings together in one place. This allows employers to compare the performance rating and compensation of each job position to ensure they are rewarding employees appropriately and equitably.
•
Acquisition of a powerful state-of-the-art benefits administration software to help employers drive efficiencies in managing their employee benefits.
•
Vaccination Management, utilizing enhanced Document Management features, where employees can confidentially upload proof of vaccination or COVID-19 test results.
•
Additional tools that aid in talent management, including Total Compensation Summary, Pay Benchmarking, Time Off Management, Financial Wellness, etc.

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

We continue to invest in Paychex Flex, making significant enhancements designed to simplify the complexity of HR. In fiscal 2022, product development focused on new products geared toward increasing digital transformation and use of technology to deliver efficiency for a distributed workforce. Our fiscal 2022 product development included enhancements to:

Predictive and other data analytics and live reports	Benefits Administration
Document Management (Vaccination Management)	Talent Management Features
Mobility and self-service tools	Voice recognition

HR and Compliance Expertise: Paychex supports its HCM software solutions with 50+ years of experience. We have over 700 HR business professionals who are dedicated to our clients and have the experience and training to provide HR best practices and advice. Our HR business partners are available to provide our ASO and PEO clients with specific guidance on HR issues. In addition, we have over 200 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations and advocate for our clients’ interests. The contributions of these compliance experts are intended to ensure that our HCM solutions are updated timely to adhere to regulations and to help our clients stay in compliance.

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

Within Paychex Flex there is embedded technology to assist clients. The Paychex Flex Intelligence Engine includes the Flex Assistant, a customer service chatbot that can answer approximately 680 commonly asked questions and offer access to over 1,200 instructional resources. Our Paychex Flex Intelligence Engine allows clients to elect their preference for learning – via written how-to-documents, tutorial-style video vignettes, or a guided interactive tour. At any time, a live Paychex agent is just a click away, with the entire chat conversation available real-time to provide a better, more personalized service experience.

The platform embeds self-service capabilities that empower client employees to manage their HR and benefits information from any location, on any device. These self-service capabilities allow for greater access and convenience for client employees and greater productivity for clients.

Our Clients

Paychex has HR solutions to fit the needs of any small- to medium-sized business, from do-it-yourself payroll to comprehensive HR outsourcing. The target market for our integrated HCM solutions is small- to medium-sized businesses. Within this space, we serve a diverse client base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions allow our clients to define the solution that best meets their needs and to grow within the Paychex Flex platform. We utilize service agreements and arrangements with clients that generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. For fiscal 2022, client retention was at approximately 84% of our beginning client base, remaining near record levels.

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

Description of Solutions

Within our HCM solutions we offer a comprehensive portfolio of products and services that allow our clients to meet their diverse HR and payroll needs. Clients can select services on an á la carte basis or as part of various product bundles. Our offerings often leverage the information gathered in our base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum.

Our portfolio of solutions is comprised of the following:

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

•
Retirement solutions administration: Our retirement solutions product line offers a variety of options to clients, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, Pooled Employer Plans, profit sharing plans, and money purchase plans. These services provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients may choose from a group of pre-defined fund selections or customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services clients include relationships with financial advisors.
•
HR administration solutions: We offer cloud-based HR administration software for employee benefits management and administration, time and attendance solutions, recruiting, and onboarding. These services include:
•
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
•
Digital communication solutions, including Paychex Flex HR Connect and HR Conversations, which helps strengthen connections and keep workers engaged no matter their work location. Paychex Flex HR Connect provides the ability to digitally submit questions, requests, and incident reports directly to HR through an easy-to-use workflow. HR Conversations enables managers and HR leaders to initiate communications with employees, and enhancements to performance assessments allow for 360-degree feedback digitally within the tool.
•
Benefits administration software that manages the employee-benefit enrollment process for both open-enrollment and life events.
•
Time and attendance products, including our integrated Paychex Flex Time software, provide timekeeping, scheduling, and workforce analytics. The InVisionTM IRIS Time Clock, a biometric clock that scans the iris, provides fast and accurate time capture. Paychex Flex Time also works with wearable technology to allow for employees to clock in and out using their smartwatch.
•
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

•
Business services: We offer various business services for small- to medium-sized businesses. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of services to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation. Paychex Promise, a subscription-based service, offers protection against payroll interruptions and solutions to address routine challenges of running a successful business. The primary offering is payroll protection, which extends the collection of payroll funds from a client’s bank account by seven days without interruption of service or charges for insufficient funds. Employee Retention Tax Credit Service, which proactively helps businesses retroactively identify tax credits available under the COVID-19 Cares Act, based on wages already paid, and file amended returns to claim the credit. In addition, through partnerships with third-party providers, we provide clients opportunities for services such as payment processing services, financial fitness programs, and a small-business loan resource center.

PEO and Insurance Solutions:

•
PEO solutions: Our licensed PEO subsidiaries offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and the on-site availability of a professionally trained HR representative, among other services. What differentiates our PEO solutions from our ASO solutions is that we serve as a co-employer of our clients’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business Efficiency Act to provide PEO solutions. We offer the PEO Protection Plus Package, which helps business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits, as exposure to these risks rapidly increased due to the COVID-19 pandemic.
•
Insurance solutions: Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers, allowing employers to expand their employee benefit and corporate offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, cyber security protection, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

Sales and Marketing

We market and sell our services primarily through our direct sales force based in the markets we serve. Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of services. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. Our virtual sales force manages inbound sales leads for the under twenty employee space, sales in areas without a direct sales force presence, and sales of various ancillary services.

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

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance primarily to clients and the CPA community. We provide free webinars, podcasts, white papers, and other information on our website to inform existing and prospective clients on the impact of regulatory change as well as HR and business best practices. Paychex WORX, available at www.paychex.com/worx, is a digital destination for insightful resources useful for businesses at every stage, from entrepreneur to enterprise. Paychex WORX highlights our expertise and ability to help businesses of all sizes with a wide range of HR and financial information for current clients and prospects alike.

We also track current regulatory issues that impact the business community and provide regulatory updates. We issue small business trend reports through our Paychex | IHS Markit Small Business Employment Watch. Our Paychex Accountant Knowledge Center is a free online resource available through our website that brings valuable information and time-saving online tools to accounting professionals. Through Paychex Flex, AccountantHQ offers access to authorized client payroll and HR data and key account contacts, along with an extensive accountant resource library. AccountantHQ drives efficiency by putting accountants in the best position possible to easily access critical client payroll and HR data, as well as powerful reporting tools, including our Paycheck Protection Program loan forgiveness estimator.

Markets and Competition

We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Our internal database source indicates that in the U.S., there are approximately 8 million employer firms in our target markets.

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

For detailed information regarding our human capital activities, we encourage investors to visit our Corporate Responsibility website page at https://www.paychex.com/corporate/corporate-responsibility. We have also made our Corporate Social Responsibility (“CSR”) report available on our website. The information contained on our website and in our CSR report is not and should not be viewed as being incorporated by reference into this Form 10-K.

Our Employees: As of May 31, 2022, we employed approximately 16,000 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Paychex Culture: Our core cultural values (“Paychex Values”) are designed to guide decision making aligned to the expectations of clients, stockholders, regulators, employees, and the multiple communities in which we operate and to reflect our continuing commitment to DE&I. The Paychex Values are:

Integrity	Service	Innovation
Partnership	Accountability	Respect

Each of these values guide our decision-making process and are critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and allows us to make a positive impact in the communities we work and serve. As a result of our commitment to these principles, in 2022 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. We have achieved this recognition 14 times, and consecutively since 2012.

Talent Acquisition and Development: We compete for talent along with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition Team, in conjunction with certain third-party partners, have developed comprehensive processes to identify and recruit accomplished professionals.

Once hired, our world-class Training Department provides functional training for payroll and HCM specialists and sales associates and also offers personal training, professional development, and leadership-development programs. As a result of our efforts, we have been recognized as one of the top training organizations in the world with a 2022 Training APEX Award presented by Training magazine. Paychex ranked number five on the list, its highest-ever ranking after 21 consecutive appearances, including a number seven ranking in 2021.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that allows our employees to be their best in every area of their lives. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with comprehensive and competitive wellness benefits and well-being programs which include medical, prescription, dental, and vision insurance, short- and long-term disability, employee assistance program, paid family leave, and a variety of well-being programs. For fiscal 2022, compensation-related expenses accounted for approximately 59% of our total expenses.

Employee Well-being Initiatives: In addition to providing a comprehensive compensation and benefits package, we are committed to providing a safe and healthy workplace for our employees. Healthier employees are at lower risk of injury from workplace related exposures, perform work more safely with lower rates of absenteeism, and experience better job performance. Our well-being program is a robust and comprehensive program focusing on the physical, emotional, community, career, and financial health of our employees. In 2022, Paychex was recognized by the Business Group on Health with the Best Employers: Excellence in Health & Well-being Award for our commitment to advancing employee well-being through comprehensive and innovative benefits offerings. This marks the ninth time Paychex has earned such recognition from the Business Group on Health.

Our award-winning well-being initiatives offer a wide variety of services, tools, and resources that can help employees achieve their health goals using a holistic approach. In addition, we sponsor onsite health screenings, Red Cross blood donation events, flu vaccination clinics, vaping and tobacco cessation, weight management, resiliency training, meditation and yoga classes, and a variety of other programs. Similar to our Culture Champions, we also promote the use of “Well-Being Champions” - Paychex employees who serve as a liaison between the Employee Well-Being Program and their team members. Our employees’ financial well-being is equally important, so we have developed programs for financial education and support. We maintain procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

In recognizing the ever-growing diversity of our workplace, we announced the Paychex Culture Day in May 2022. It is an additional paid day off for employees to celebrate and recognize a holiday that is significant to them. This is just one of the many ways we celebrate our unique heritages, and it reflects our Company's commitment to diversity, equity, and inclusion and flexibility.

Employee Engagement: We regularly ask our employees to share their views on working at Paychex through company-wide engagement surveys. Facilitated internally by our Human Resources Organizational Development Team, the survey methodology is periodically updated to reflect currents trends and issues including company direction and strategy, DE&I, individual development, collaboration, and our Paychex Values. A third-party administers the survey in order to maintain confidentiality of responses. We use the survey responses to help inform management and assist in developing programs and policies that will maintain and promote Paychex Values.

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

Our corporate website, www.paychex.com, provides materials for investors and information about our services. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2022 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes, some of which are provided by third-party vendors. Cyberattacks and security threats are a risk to our business and reputation. A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption or outage, corruption of data, or theft of personal or other sensitive information, could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause harm to our business and reputation and result in a loss in confidence in our ability to serve clients all of which could have a material adverse effect on our business. The rapid speed of disruptive innovations involving cyberattacks, security vulnerabilities and Internet disruptions enabled by new and emerging technologies may outpace our organization's ability to compete and/or manage the risk appropriately. In addition, cybercriminals may seek to engage in payment-related fraud or by more frequently attempting to gain access to our systems through phishing or other means. Furthermore, security industry experts and government officials have warned about the risks of hackers and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, and our employees, including: bank account, credit card, and social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyberattack because of the amount and type of personal and business information that we collect, use, and retain. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our products contains a software vulnerability, the vulnerability may be exploited to obtain access to our data or our clients’ data.

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

Data Loss and Business Interruption: If our systems are disrupted or fail for any reason, including Internet or systems failure, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. Hardware, applications and services, including cloud-based services, that we develop or procure from third-party vendors may contain defects in design or other problems that could compromise the integrity and availability of our services. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely fashion or at all. The speed to closure of significant cyber security incidents may be influenced by the cooperation of governmental or law enforcement agencies. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack or act of war, public health emergency, pandemic, or other events that could have a significant disruptive effect on our operations. Climate-related weather disasters, including hurricanes, flooding, snowstorms, and severe rainstorms, could also threaten the business continuity of our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, snowstorms, and rain storms and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

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

Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms, if at all. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.

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

Many of our services, particularly payroll tax administration services, employee benefit plan administration services, and PEO services are designed according to government regulations that often change. Changes in regulations could affect the extent and type of benefits employers are required, or may choose, to provide employees or the amount and type of taxes employers and employees are required to pay. Such changes could reduce or eliminate the need for some of our services and substantially decrease our revenue. The addition of complex added requirements could also increase our cost of doing business.

Our business and reputation may be adversely impacted if we fail to comply with U.S. and foreign laws and regulations.

Our services are subject to various laws and regulations, including, but not limited to, the ACA and anti-money laundering rules. The growth of our international operations via acquisition also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Failure to update our services to comply with modified or new legislation in the areas of payment networks, health care reform and retirement plans as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with anti-money laundering laws and regulations, which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

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

As a U.S. company, we are required to comply with the economic sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”) and similar multi-national bodies and governmental agencies worldwide, and the Foreign Corrupt Practices Act (“FCPA”). OFAC places restrictions on the sale or export of certain products and services to certain countries and persons, including most recently to Russia, Belarus, and portions of Ukraine. A violation of a sanction or embargo program, or of the FCPA, or similar laws prohibiting certain payments to governmental officials, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations.

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

General Risk Factors

Our business, results of operations, and financial condition may continue to be impacted by COVID-19 and other macroeconomic events and such impact could be materially adverse.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The restrictions imposed to prevent the spread of COVID-19 disrupted economic activity, resulting in reduced commercial and consumer confidence and spending, increased unemployment, closure or restricted operating conditions for businesses, volatility in the global capital markets, instability in the credit and financial markets, labor shortages, regulatory relief for impacted consumers, disruption in supply chains, and restrictions on many hospitality and travel industry operations. Inflationary pressure, caused in part by the pandemic, is ongoing and may be compounded by the Russian invasion of Ukraine and the resulting impact on commodity prices and supply chains.

We are subject to the impacts related to the COVID-19 pandemic and inflationary pressure for so long as our clients are exposed to those heightened risks and uncertainties. Our business is substantially dependent on our clients’ continued use of our solutions and services, and our results of operations will decline if our clients are no longer willing or able to use them. Our clients are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for services we already provided, and our client base will shrink, which will lower our revenue. If under financial pressure, our clients may determine that they are no longer willing to pay for the services and solutions we provide, which would reduce our revenue. Our clients may decrease their workforce, which would decrease their demand for our services. Because of spending constraints on our clients and competition in the industry, we may face pricing pressure on our services and face challenges in onboarding new clients, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our clients, our operations could be materially disrupted, and we could face significant penalties or liabilities.

We may be adversely impacted by volatility in the political and economic environment.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Further, rising inflation may negatively impact our business, raise costs and reduce profitability. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit.

We invest our funds held for clients in high quality, investment-grade marketable available-for-sale (“AFS”) securities, money markets, and other cash equivalents. We also invest our corporate funds in short- to intermediate-term instruments. Funds held for clients and corporate investments are subject to general market, interest rate, credit, and liquidity risks. These risks may be exacerbated during periods of unusual financial market volatility and inflationary pressure. The interest we earn on funds held for clients and corporate investments may decrease as a result of a decline in funds available to invest or lower interest rates. In addition, during periods of volatility in the credit markets, certain types of investments may not be available to us or may become too risky for us to invest in, further reducing the interest we may earn on client funds. If we are unable to reinvest our AFS securities when they mature, our interest income earned and investment portfolio would be reduced. If we sell AFS securities to satisfy short-term funding requirements, we may recognize losses, which would further reduce the interest income earned on funds held for clients and corporate investments.

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

Our success, growth, and financial results depend in part on our continuing ability to attract, retain, and motivate highly qualified and diverse personnel at all levels, including management, technical, compliance, and sales personnel. Competition for these individuals can be intense, and we may not be able to retain our key people, or attract, assimilate, or retain other highly-qualified individuals in the future, which could harm our future success.

In the event we receive negative publicity, our reputation and the value of our brand could be harmed, and clients may not use our products and services, which may have a material adverse effect on our business.

We are committed to good corporate citizenship, which is reflected in our company culture and core values. Disclosure of our corporate governance practices including our environmental, social and governance (“ESG”) initiatives, may draw negative publicity from stakeholders.

Negative publicity relating to events or activities attributed to us, our policies, our corporate employees, or others associated with us, whether or not justified, may tarnish our reputation and reduce the value of our brand. If we are unable to maintain quality HCM and employee benefit-related solutions and PEO and insurance solutions, our reputation with our clients may be harmed and the value of our brand may diminish. In addition, if our brand is negatively impacted, it may have a material adverse effect on our business, including challenges retaining clients or attracting new clients and recruiting talent and retaining employees.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We owned and leased the following properties as of May 31, 2022:

Square feet
Owned facilities:
Rochester, New York	1,012,000
Other U.S. locations	30,000
Total owned facilities	1,042,000

Leased facilities:
Rochester, New York	90,000
Other U.S. locations	1,307,000
International locations	146,000
Total leased facilities	1,543,000

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

Item 3. Legal Proceedings

We are subject to various claims and legal matters that arise in the normal course of our business. Refer to Note P of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our legal proceedings, if any.

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

As of June 30, 2022, there were 9,119 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 3,503 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 4,182 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In May 2019, our Board approved a program to repurchase up to $400.0 million of our common stock with authorization that expired in May 2022 after the Company had repurchased all authorized shares. In July 2021, our Board authorized an additional program allowing us to repurchase up to $400.0 million of our common stock which expires on January 31, 2024. All shares repurchased during fiscal 2022 were retired and were as follows:

	Fiscal 2022
In millions, except per share amount	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the program
First quarter	—	$—	$—	$472.4
Second quarter	—	$—	—	$472.4
Third quarter	—	$—	—	$472.4
March 1 to March 31, 2022	—	$—	—	$472.4
April 1 to April 30, 2022	—	$—	—	$472.4
May 1 to May 31, 2022	1.2	$118.82	145.2	$327.2
Fiscal year	1.2	$118.82	$145.2

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2017, in Paychex common stock, the S&P 500 Index, and two Peer Group Indexes. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

STOCK PRICE PERFORMANCE GRAPH

$275
$250
$225
$200
$175
$150
$125
$100
$75
2017
2018
2019
2020
2021
2022
Fiscal Year Ending May 31
Paychex
S&P 500
Peer Group - new
Peer Group - old

May 31,	2017	2018	2019	2020	2021	2022
Paychex	$100.00	$114.41	$154.51	$134.38	$193.73	$242.82
S&P 500	$100.00	$114.37	$118.69	$133.90	$187.86	$187.27
Peer Group - old	$100.00	$125.66	$146.92	$165.41	$213.24	$198.60
Peer Group - new	$100.00	$126.76	$149.01	$166.82	$214.56	$200.32

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Governance & Compensation Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was adjusted for fiscal 2022. IHS Market Ltd. and Sabre Corporation were removed and replaced with Gartner, Inc., a company that is aligned with the Paychex business. Both the old and new peer groups are presented for this year of transition.

Our new Peer Group for fiscal 2022 is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	H&R Block, Inc.
Bread Financial Holdings, Inc.(1)	Gartner, Inc.
Broadridge Financial Solutions, Inc.	Intuit Inc.
Equifax, Inc.	Moody's Corporation
Fiserv, Inc.	TransUnion
FleetCor Technologies, Inc.	Verisk Analytics, Inc.
Global Payments Inc.	The Western Union Company
(1)
On March 23, 2022, Alliance Data System Corporation rebranded its business to Bread Financial Solutions, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2022 (“fiscal 2022” or the “fiscal year”), as compared to our fiscal year ended May 31, 2021 (“fiscal 2021”), and our financial condition as of May 31, 2022. A detailed review of our fiscal 2021 performance compared to our fiscal year ended May 31, 2020 performance and our financial condition as of May 31, 2021 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2021. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading HCM software and services company, offering integrated solutions for HR, payroll, benefits, and insurance services for small- to medium-sized businesses. We offer a comprehensive portfolio of technology solutions and services, supported by HR and compliance expertise, that help our clients address the evolving challenges of HR. Our purpose is to allow our customers the freedom to succeed. The workplace is evolving, and we lead the way by making complex HR, payroll, and benefits simple for our clients.

We support our small-business clients, reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. Clients may choose to have our service team handle everything for them, or process payroll themselves utilizing our proprietary, robust SaaS Paychex Flex® platform and our SurePayroll® SaaS-based products. Our medium-sized clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing services has been moving down-market. Any of our clients on Paychex Flex can opt for the integrated suite of HCM solutions, which allows clients to choose the services and software that will meet the needs of their business.

Our portfolio of HCM and employee benefit-related services is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed in Part I, Item 1 of this Form 10-K.

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

Fiscal 2022 Business Highlights

Highlights compared to fiscal 2021 are as follows:

	Fiscal Year
In millions, except per share amounts	2022	2021	Change(3)
Total service revenue	$4,554.0	$3,997.5	14%
Total revenue	$4,611.7	$4,056.8	14%
Operating income	$1,840.0	$1,460.7	26%
Net income	$1,392.8	$1,097.5	27%
Adjusted net income(1)	$1,367.8	$1,102.4	24%
Diluted earnings per share	$3.84	$3.03	27%
Adjusted diluted earnings per share(1)	$3.77	$3.04	24%
Dividends paid to stockholders(2)	$999.6	$908.7	10%

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.
(2)
Dividends paid to stockholders represented approximately 72% of net income for fiscal 2022 compared to approximately 83% of net income for fiscal 2021.
(3)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2022 and 2021, and our financial position as of May 31, 2022, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

Our payroll and PEO client base was greater than 730,000 and 710,000 clients as of May 31, 2022 and 2021, respectively. Client retention beat our expectations and pre-pandemic levels at approximately 84% of the beginning client base for fiscal 2022, compared to over 85% for fiscal 2021, which was a record.

While our HR product offerings provide services to employers and employees beyond payroll, they effectively leverage payroll processing data. These services are included as part of the integrated HCM solution within Paychex Flex or provided through the PEO platform. The following table illustrates the growth in selected HR product offerings:

$ in billions
As of May 31,	2022	2021	Change(1)
Paychex HR Solutions and PEO client worksite employees	1,977,000	1,680,000	18%
Paychex HR Solutions and PEO clients	66,000	62,000	8%
Health and benefits services applicants	210,000	205,000	2%
Retirement services plans	104,000	96,000	9%

(1)
Percentage changes are calculated based on unrounded numbers.

We continue to make investments in technology a priority as companies look to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. In fiscal 2022, we enhanced our solutions to support businesses as they engage in digital transformation. We have continued to evolve our products to help business leaders find, hire, and retain employees quickly and effectively with an eye on driving engagement and managing labor costs. Our fiscal 2022 technology and solution developments provide a unique combination of data, technology, and service designed to meet the evolving needs of employers and employees, and include:

•
Paychex Pre-Check, a self-service solution that allows employees to review their paystubs and alert their employer of discrepancies before payday. This significantly reduces errors, increasing efficiency and employee satisfaction.
•
Retention Insights, which utilizes predictive analytics to help identify employees that may be more likely to consider leaving.

•
Paychex Employee Retention Tax Credit (“ERTC”) Service, which helps businesses retroactively identify tax credits, based on wages already paid, and file amended returns to claim the credit.
•
Talent Dashboard, which brings retention insights, time off balances, and performance ratings in one place. This allows employers to compare the performance rating and compensation of each job position to ensure they are rewarding employees appropriately and equitably.
•
Acquisition of a powerful state-of-the-art benefits administration software to help employers drive efficiencies in managing their employee benefits.
•
Vaccination Management, utilizing enhanced Document Management features, where employees can confidentially upload proof of vaccination or COVID-19 test results.
•
Additional tools that aid in talent management, including Total Compensation Summary, Pay Benchmarking, Time Off Management, Financial Wellness, etc.

We continue to strengthen our position in the industry by serving as a source of education and information to clients, businesses of all sizes, and other interested parties. We provide free webinars, white papers, and other information on our website (www.paychex.com) to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance Agency, Inc. website, www.paychex.com/group-health-insurance, helps small-business owners navigate the area of insurance coverage. Both this website and www.paychex.com/worx have sections dedicated to the topic of health care reform.

COVID-19 Update

The COVID-19 pandemic continues, and our priority continues to be the health and safety of our employees. The overall recovery from the COVID-19 pandemic has been uneven and has presented many challenges and risks from general economic uncertainty, changes in consumer demand, disruption of supply chains and challenges with hiring, labor and supply cost inflation. We have maintained health and safety standards for employees meeting all regulatory requirements while providing greater levels of flexibility to employees.

We remain committed to proactively supporting our clients through any lingering uncertainties of the COVID-19 pandemic and navigating the challenges of the future business environment. Our unique blend of technology solutions and expertise provides valuable tools and resources to assist our clients and their employees. As the global economy continues to evolve, whether due to macroeconomic changes, legislative changes, the pandemic, or other factors, we are committed to supporting our clients to help them navigate these challenges.

As part of the COVID-19 CARES Act, the ERTC helps businesses claim tax credits on qualified wages paid to employees and health plan expenses in 2020 and 2021. The Company introduced the Paychex ERTC Service, which helped businesses retroactively identify tax credits and file amended returns to claim the credits based on wages already paid. As of May 31, 2022, over 40,000 Paychex customers have secured more than $8.0 billion in combined employee retention tax credits and paid leave credits.

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

For further information on the risks posed to our business from the COVID-19 pandemic, refer to Item 1A of this Form 10-K.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2022	2021	Change(1)
Revenue:
Management Solutions	$3,442.7	$3,023.4	14%
PEO and Insurance Solutions	1,111.3	974.1	14%
Total service revenue	4,554.0	3,997.5	14%
Interest on funds held for clients	57.7	59.3	(3)%
Total revenue	4,611.7	4,056.8	14%
Total expenses	2,771.7	2,596.1	7%
Operating income	1,840.0	1,460.7	26%
Other expense, net	(15.4)	(26.5)	n/m
Income before income taxes	1,824.6	1,434.2	27%
Income taxes	431.8	336.7	28%
Effective income tax rate	23.7%	23.5%
Net income	$1,392.8	$1,097.5	27%
Diluted earnings per share	$3.84	$3.03	27%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $3.4 billion for fiscal 2022, reflecting an increase of 14%:
o
Growth in payroll client base and product penetration across our HCM offerings resulting from strong sales performance and high levels of retention, with continued strong demand for HR Solutions;
o
Increase in revenue per client driven by higher employment levels within our client base and price realization; and
o
Expansion of HCM ancillary services.
•
PEO and Insurance Solutions revenue: $1.1 billion for fiscal 2022, reflecting an increase of 14%:
o
Growth in the number of average worksite employees and increases in average wages per worksite employee;
o
Higher revenue from PEO health insurance; and
o
Higher state unemployment insurance revenues.

•
Interest on funds held for clients: $57.7 million for fiscal 2022, reflecting a decrease of 3%:
o
Lower average interest rates, partially offset by
o
Higher average investment balances.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2022, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,

$ in millions	2022	2021
Average investment balances:
Funds held for clients	$4,354.8	$3,941.9
Corporate cash equivalents and investments	1,303.3	1,043.3
Total	$5,658.1	$4,985.2

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	1.3%	1.5%
Corporate cash equivalents and investments	0.2%	0.2%
Combined funds held for clients and corporate cash equivalents and investments	1.1%	1.2%

Total net realized gains	$0.2	$1.2

$ in millions
As of May 31,	2022	2021
Net unrealized (losses)/gains on AFS securities(1)	$(136.3)	$79.3
Federal Funds rate(2)	1.00%	0.25%
Total fair value of AFS securities	$4,029.2	$3,020.2
Weighted-average duration of AFS securities in years(3)	3.2	3.3
Weighted-average yield-to-maturity of AFS securities(3)	1.9%	1.9%

(1)
The net unrealized loss on our investment portfolios was approximately $153.7 million as of July 13, 2022.
(2)
The Federal Funds rate was in the range of 0.75% to 1.00% as of May 31, 2022 and in the range of 0.00% to 0.25% as of May 31, 2021. Effective June 16, 2022, the Federal Reserve raised the Federal Funds rate 0.75% to a range of 1.50% to 1.75%.
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

Total expenses: The following table summarizes total combined cost of service revenue and selling, general and administrative expenses for fiscal years:

In millions	2022	2021	Change(1)
Compensation-related expenses	$1,632.2	$1,521.8	7%
PEO insurance costs	405.2	352.1	15%
Depreciation and amortization	191.8	192.0	(0)%
Cost-saving initiatives	—	32.2	n/m
Other expenses	542.5	498.0	9%
Total expenses	$2,771.7	$2,596.1	7%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in total expenses as compared to the prior year were primarily driven by the following factors:

•
Compensation-related expenses: $1.6 billion for fiscal 2022, reflecting a 7% increase:
o
Higher compensation costs due to increases in headcount to support client growth and higher wage rates, performance-based compensation, and fringe benefits.

•
PEO insurance costs: $405.2 million in fiscal 2022, reflecting a 15% increase:

o
Growth in the number of PEO worksite employees and health insurance revenue.

•
Other expenses: $542.5 million in fiscal 2022, reflecting a 9% decrease:

o
Continued investment in product development, technology, and marketing; and
o
Increase in travel-related expenses due to easing of pandemic-related restrictions.

Operating income: Fiscal 2022 operating income was $1.8 billion, an increase of 26% compared to fiscal 2021. Adjusted operating income(1) of $1.8 billion, which excludes the impact of one-time costs, reflects an increase of 23% and higher adjusted operating margin(1). Operating margin and adjusted operating margin are as follows:

	Fiscal Year
	2022	2021
Operating Margin (operating income as a percentage of total revenue)	39.9%	36.0%
Adjusted operating margin (operating income, adjusted for one-time items, as a percentage of total revenue)	39.9%	36.8%

Fluctuations in these metrics were attributable to the factors previously discussed.

Income taxes: Our effective income tax rate was 23.7% and 23.5% for fiscal years 2022 and 2021, respectively. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to the volume of stock option exercises and the associated employee stock-based compensation payments. The current fiscal year effective tax rate was also impacted by the recording of a tax benefit related to prior and current years' research and development expenses incurred in the production of customer-facing software. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share: Net income was $1.4 billion and $1.1 billion for fiscal 2022 and fiscal 2021, respectively. Diluted earnings per share was $3.84 per diluted share for fiscal 2022 and $3.03 per diluted share for fiscal 2021. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $1.4 billion and $1.1 billion for fiscal 2022 and fiscal 2021, respectively, reflecting an increase of 24%. Adjusted diluted earnings per share(1) was $3.77 per diluted share and $3.04 per diluted share for fiscal 2022 and fiscal 2021, respectively, reflecting an increase of 24%.

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

Non-GAAP Financial Measures: Adjusted operating income, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

$ in millions	2022	2021	Change(1)
Operating income	$1,840.0	$1,460.7	26%
Non-GAAP adjustments:
Cost-saving initiatives(2)	—	32.2
Total non-GAAP adjustments	—	32.2
Adjusted operating income	$1,840.0	$1,492.9	23%

Net income	$1,392.8	$1,097.5	27%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(18.9)	(19.4)
Tax benefit derived from research and development costs (4)	(6.1)	—
Cost-saving initiatives(2)	—	24.3
Total non-GAAP adjustments	(25.0)	4.9
Adjusted net income	$1,367.8	$1,102.4	24%

Diluted earnings per share(5)	$3.84	$3.03	27%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.05)	(0.05)
Tax benefit derived from research and development costs (4)	(0.02)	—
Cost-saving initiatives(2)	—	0.07
Total non-GAAP adjustments	(0.07)	0.01
Adjusted diluted earnings per share	$3.77	$3.04	24%

Net income	$1,392.8	$1,097.5	27%
Non-GAAP adjustments:
Interest expense, net	33.7	33.5
Income taxes	431.8	336.7
Depreciation and amortization expense	191.8	192.0
Total non-GAAP adjustments	657.3	562.2
EBITDA	2,050.1	$1,659.7	24%
Cost-saving initiatives(2)	-	32.2
Adjusted EBITDA	$2,050.1	$1,691.9	21%

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

Liquidity and Capital Resources

Our financial position as of May 31, 2022 remained strong with cash, restricted cash, and total corporate investments of $1.3 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $806.4 million as of May 31, 2022. Our primary source of cash is our ongoing operations. Cash flows from operations were $1.5 billion for fiscal 2022. Our positive cash flows for fiscal 2022 allowed us to support our business and pay dividends of approximately $1.0 billion. We currently anticipate that cash, restricted cash, and total corporate investments as of May 31, 2022, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of May 31, 2022 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities are as follows:

		Maximum	May 31, 2022
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	September 17, 2026	$750.0	—	750.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	8.7	241.3
Total Lines of Credit Outstanding and Available			$8.7	$1,991.3

Amounts outstanding under the PNC credit facility as of May 31, 2022 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the fiscal years ended 2022 and 2021 were as follows:

	Year ended May 31, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	365
Maximum amount borrowed	$—	$—	$106.5
Weighted-average amount borrowed	$—	$—	$8.5
Weighted-average interest rate	—%	—%	1.36%

	Year ended May 31, 2021
	Credit Facility
	$1 Billion	$500 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	4	—	365
Maximum amount borrowed	$217.5	$—	$246.9
Weighted-average amount borrowed	$147.0	$—	$11.1
Weighted-average interest rate	3.25%	—%	1.12%

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

Letters of credit: As of May 31, 2022, we had irrevocable standby letters of credit available totaling $140.2 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 8, 2022 and May 26, 2023. No amounts were outstanding on these letters of credit during fiscal 2022 or fiscal 2021, or as of May 31, 2022 and May 31, 2021. Subsequent to May 31, 2022, letters of credit expiring on June 8, 2022, June 15, 2022, June 26, 2022, and July 15, 2022 were renewed for one year terms.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt (“Senior Notes”). Certain information related to the Senior Notes is as follows:

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

Other commitments: The Company has various long-term contractual obligations as of May 31, 2022, which include:

•
operating leases for $105.2 million;
•
purchase obligations for $189.4 million;
•
workers’ compensation estimated obligations for $189.7 million; and
•
long-term Senior Notes debt obligations for $800.0 million, plus interest payments of 184.2 million.

Refer to Notes H, M, and P of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these areas.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $48.2 million as of May 31, 2022. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are involved in three limited partnership agreements and committed to contribute a maximum amount of $30.0 million to venture capital funds in the financial technology sector. As of May 31, 2022, we have contributed approximately $18.1 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2022.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2022. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	Year ended May 31,
In millions	2022	2021	Change
Net cash provided by operating activities	$1,505.5	$1,260.3	$245.2
Net cash used in investing activities	(1,420.9)	(460.6)	(960.3)
Net cash used in financing activities	(979.3)	(636.4)	(342.9)
Net change in cash, restricted cash, and equivalents	$(894.7)	$163.3	$(1,058.0)

Cash dividends per common share	$2.77	$2.52

The changes in our cash flows for fiscal 2022 and fiscal 2021 were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 7;
•
Changes in income tax reserves for uncertain tax positions and a decrease in income tax payments. Higher payments in fiscal 2021 resulted from the deferral of payments normally due in fiscal 2020 under the Coronavirus Aid, Relief, and Economic Security Act and normalized in fiscal 2022; and
•
Changes in receivables due to funding of temporary staffing clients; offset by,
•
Increase in costs to obtain and fulfill customer contracts as a result of growth in our client base;
•
Net cash outflow for corporate payroll due to payments of deferred federal payroll taxes and higher incentive compensation payments, offset by higher payroll accruals due to the timing of payroll cutoff; and
•
Increase in net cash outflow for worksite employee compensation.

Investing Cash Flow Activities

•
The increase in cash used was primarily related to an increase in purchases of VRDNs; and
•
Additional investment in enhancements to our internal-use software.

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and market conditions. Specific timing items impacting cash flows for fiscal 2022 and fiscal 2021 are discussed further in the financing cash flows discussion of net changes in client fund obligations. Amounts will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section contained in Item 7A of this Form 10-K.

Financing Cash Flow Activities

•
Increase in net cash outflows from changes in client fund obligations due to the timing of collections and remittances of client funds;
•
Dividends paid increased $90.9 million compared to the prior year period due to an increase in our aggregate annual dividends from $2.52 per share to $2.77 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors; and
•
Decrease in cash inflows from equity-based plans primarily due to less stock options exercised during fiscal 2022 when compared with fiscal 2021; offset by,
•
Decrease in cash outflows from repurchases of common shares as we repurchased 1.2 million shares during fiscal 2022 compared to 1.7 million during fiscal year 2021. The impact of the repurchased share decrease was partially offset by higher average stock purchase price paid during fiscal 2022 when compared to fiscal 2021.

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

Revenue recognition: Service revenue is recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of our clients in the temporary staffing industry via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 46 to 48 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during the fiscal years ended May 31, 2022 or May 31, 2021.

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

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and independent actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2022 or 2021.

Goodwill and other intangible assets: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of the reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. During fiscal 2022, a qualitative assessment was performed for our Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying value. A qualitative analysis was performed for all reporting units in fiscal 2021. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2022 or 2021. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2022 or 2021 as a result of the qualitative analyses performed.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2022 or as of May 31, 2022

Stock-based compensation costs: All stock-based awards to employees are recognized as compensation costs in our consolidated financial statements based on their fair values measured as of the date of grant. We estimate the fair value of stock option grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility using stock prices over a period equal to the expected option life and implied market volatility. Expected option life is estimated based on historical exercise behavior. We periodically reassess our assumptions as well as our choice of valuation model. We will reconsider use of this model if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value, or if characteristics of future grants would warrant such a change.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominately in municipal bonds; corporate bonds; U.S. government agency securities; and VRDNs. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During fiscal 2022, our primary short-term investment vehicles were bank demand deposit accounts and VRDNs. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2022, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.1%, compared to 1.2% for fiscal 2021. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, will increase from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2022 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2022 are shown below by expected maturity.

	May 31, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$295.6	$296.3
Due after one year through three years	743.2	737.1
Due after three years through five years	1,304.4	1,235.4
Due after five years	1,822.3	1,760.4
Total	$4,165.5	$4,029.2

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of May 31, 2022 and 2021, the Federal Funds rate was in the range of 0.75% to 1.00% and in the range of 0.00% to 0.25%, respectively. Effective June 16, 2022, the Federal Reserve raised the Federal Funds rate 0.75% to a range of 1.50% to 1.75%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the concerns over inflation risk. We will continue to monitor market conditions.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•
governmental action to address inflation;
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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 17 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.5 million to $5.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $5.7 billion for fiscal 2022. Our anticipated allocation is approximately 50% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 50% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized losses of $136.3 million and net unrealized gains of $79.3 million as of May 31, 2022 and 2021, respectively. Refer to Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2022, the net unrealized loss or gain on our investment portfolios ranged from a $156.3 million net unrealized loss to a $89.2 million net unrealized gain. During fiscal 2021, the net unrealized gain on our investment portfolios ranged from $62.7 million to $121.9 million. The net unrealized loss on our investment portfolios was approximately $153.7 million as of July 13, 2022.

As of May 31, 2022 and 2021, we had $4.0 billion and $3.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.9% as of May 31, 2022 and 2021. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of May 31, 2022, would be in the range of $20.0 million to $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2022 were not impaired as a result of the previously discussed reasons. While $2.3 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $139.0 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2022 and 2021 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to the Company’s trade accounts receivable. These credit risk exposures are diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2022, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Martin Mucci Martin Mucci Chairman of the Board of Directors and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President, Chief Financial Officer, and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the “Company”) as of May 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended May 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management's Assessment of Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Professional Employer Organization (PEO) Insurance Reserves - Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2022, the total liability for workers’ compensation insurance reserves is $189.7 million. In establishing the workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.

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

July 15, 2022

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2022	2021	2020
Revenue:
Management Solutions	$3,442.7	$3,023.4	$2,963.0
PEO and Insurance Solutions	1,111.3	974.1	990.6
Total service revenue	4,554.0	3,997.5	3,953.6
Interest on funds held for clients	57.7	59.3	86.9
Total revenue	4,611.7	4,056.8	4,040.5
Expenses:
Cost of service revenue	1,356.3	1,271.2	1,280.8
Selling, general and administrative expenses	1,415.4	1,324.9	1,299.2
Total expenses	2,771.7	2,596.1	2,580.0
Operating income	1,840.0	1,460.7	1,460.5
Other expense, net	(15.4)	(26.5)	(23.4)
Income before income taxes	1,824.6	1,434.2	1,437.1
Income taxes	431.8	336.7	339.0
Net income	$1,392.8	$1,097.5	$1,098.1

Other comprehensive (loss)/income, net of tax	(185.7)	(4.7)	56.4
Comprehensive income	$1,207.1	$1,092.8	$1,154.5

Basic earnings per share	$3.86	$3.05	$3.06
Diluted earnings per share	$3.84	$3.03	$3.04
Weighted-average common shares outstanding	360.6	359.9	358.5
Weighted-average common shares outstanding, assuming dilution	363.1	362.1	361.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2022	2021
Assets
Cash and cash equivalents	$370.0	$995.2
Restricted cash	50.3	51.3
Corporate investments	853.9	36.7
Interest receivable	22.3	24.4
Accounts receivable, net of allowance for credit losses	723.8	578.3
PEO unbilled receivables, net of advance collections	572.1	450.9
Prepaid income taxes	34.0	33.5
Prepaid expenses and other current assets	272.3	249.2
Current assets before funds held for clients	2,898.7	2,419.5
Funds held for clients	3,682.9	3,750.0
Total current assets	6,581.6	6,169.5
Long-term restricted cash	25.5	37.0
Long-term corporate investments	5.0	7.1
Property and equipment, net of accumulated depreciation	401.3	395.8
Operating lease right-of-use assets, net of accumulated amortization	78.7	103.0
Intangible assets, net of accumulated amortization	224.6	275.8
Goodwill	1,831.5	1,820.7
Long-term deferred costs	433.3	384.1
Other long-term assets	53.7	34.2
Total assets	$9,635.2	$9,227.2
Liabilities
Accounts payable	$105.7	$89.0
Accrued corporate compensation and related items	225.4	209.7
Accrued worksite employee compensation and related items	683.4	586.4
Short-term borrowings	8.7	7.4
Deferred revenue	38.4	37.9
Other current liabilities	388.4	336.8
Current liabilities before client fund obligations	1,450.0	1,267.2
Client fund obligations	3,819.2	3,671.0
Total current liabilities	5,269.2	4,938.2
Accrued income taxes	58.1	25.8
Deferred income taxes	165.5	218.0
Long-term borrowings, net of debt issuance costs	797.7	797.3
Operating lease liabilities	74.8	92.4
Other long-term liabilities	184.7	207.5
Total liabilities	6,550.0	6,279.2
Commitments and contingencies — Note P
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.9 shares as of May 31, 2022 and 359.8 shares as of May 31, 2021	3.6	3.6
Additional paid-in capital	1,545.9	1,446.7
Retained earnings	1,669.6	1,445.9
Accumulated other comprehensive (loss)/income	(133.9)	51.8
Total stockholders’ equity	3,085.2	2,948.0
Total liabilities and stockholders’ equity	$9,635.2	$9,227.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2019	359.3	$3.6	$1,206.3	$1,409.5	$0.1	$2,619.5
Net income	—	—	—	1,098.1	—	1,098.1
Unrealized gains on securities, net of $22.6 million in tax expense	—	—	—	—	68.9	68.9
Reclassification adjustment for realized gains on securities, net of $2.8 million in tax expense (1)	—	—	—	—	(8.5)	(8.5)
Dividends declared ($2.48 per share)	—	—	—	(889.4)	—	(889.4)
Repurchases of common shares (2)	(2.0)	—	(3.7)	(168.2)	—	(171.9)
Stock-based compensation	—	—	47.4	—	—	47.4
Foreign currency translation adjustment	—	—	—	—	(4.0)	(4.0)
Activity related to equity-based plans	1.5	—	39.9	(18.6)	—	21.3
Balance as of May 31, 2020	358.8	3.6	1,289.9	1,431.4	56.5	2,781.4
Net income	—	—	—	1,097.5	—	1,097.5
Unrealized losses on securities, net of $4.8 million in tax benefit	—	—	—	—	(14.7)	(14.7)
Reclassification adjustment for realized gains on securities, net of $0.3 million in tax expense (1)	—	—	—	—	(0.9)	(0.9)
Dividends declared ($2.52 per share)	—	—	—	(908.7)	—	(908.7)
Repurchases of common shares (2)	(1.7)	—	(3.1)	(152.6)	—	(155.7)
Stock-based compensation	—	—	52.5	—	—	52.5
Foreign currency translation adjustment	—	—	—	—	10.9	10.9
Activity related to equity-based plans	2.7	—	107.4	(21.7)	—	85.7
Balance as of May 31, 2021	359.8	3.6	1,446.7	1,445.9	51.8	2,948.0
Net income	—	—	—	1,392.8	—	1,392.8
Unrealized losses on securities, net of $53.1 million in tax benefit	—	—	—	—	(162.3)	(162.3)
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Dividends declared ($2.77 per share)	—	—	—	(1,000.1)	—	(1,000.1)
Repurchases of common shares (2)	(1.2)	—	(5.2)	(140.0)	—	(145.2)
Stock-based compensation	—	—	52.8	—	—	52.8
Foreign currency translation adjustment	—	—	—	—	(23.3)	(23.3)
Activity related to equity-based plans	1.3	—	51.6	(29.0)	—	22.6
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2

(1)
Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock through May 31, 2022, which was repurchased before the program expired. The Company maintains a separate program to repurchase up to $400.0 million of its common stock, with authorization expiring January 31, 2024. The purpose of these programs is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2022	2021	2020
Operating activities
Net income	$1,392.8	$1,097.5	$1,098.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191.8	192.0	209.7
Amortization of premiums and discounts on AFS securities, net	28.9	35.8	40.8
Amortization of deferred contract costs	202.1	191.4	186.1
Stock-based compensation costs	52.8	52.5	47.4
Provision for/(benefit from) deferred income taxes	2.3	(21.0)	(4.0)
Provision for credit losses	10.5	8.0	7.8
Net realized gains on sales of AFS securities	(0.2)	(1.2)	(11.3)
Changes in operating assets and liabilities:
Interest receivable	2.1	1.8	1.2
Accounts receivable and PEO unbilled receivables, net	(277.0)	(272.9)	55.1
Prepaid expenses and other current assets	(7.7)	(15.8)	(1.6)
Accounts payable and other current liabilities	151.8	169.0	(4.9)
Deferred costs	(267.1)	(208.0)	(196.6)
Net change in other long-term assets and liabilities	26.3	32.1	12.7
Net change in operating lease right-of-use assets and liabilities	(3.9)	(0.9)	0.4
Net cash provided by operating activities	1,505.5	1,260.3	1,440.9
Investing activities
Purchases of AFS securities	(17,807.7)	(6,089.7)	(25,218.1)
Proceeds from sales and maturities of AFS securities	16,554.9	5,771.9	26,132.9
Purchases of property and equipment, net of proceeds from sales	(132.6)	(114.6)	(127.0)
Acquisition of businesses, net of cash acquired	(24.9)	(19.5)	(6.1)
Purchases of other assets	(10.6)	(8.7)	(9.8)
Net cash (used in)/provided by investing activities	(1,420.9)	(460.6)	771.9
Financing activities
Net change in client fund obligations	143.2	340.0	(453.3)
Net proceeds from short-term borrowings	1.3	2.3	5.1
Dividends paid	(999.6)	(908.7)	(889.4)
Repurchases of common shares	(145.2)	(155.7)	(171.9)
Contingent consideration paid for acquisitions	(1.6)	—	—
Activity related to equity-based plans	22.6	85.7	21.3
Net cash used in financing activities	(979.3)	(636.4)	(1,488.2)
Net change in cash, restricted cash, and equivalents	(894.7)	163.3	724.6
Cash, restricted cash, and equivalents, beginning of fiscal year	1,823.1	1,659.8	935.2
Cash, restricted cash, and equivalents, end of fiscal year	$928.4	$1,823.1	$1,659.8

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$370.0	$995.2	$905.2
Restricted cash	75.8	88.3	71.1
Restricted cash and restricted cash equivalents included in funds held for clients	482.6	739.6	683.5
Total cash, restricted cash, and equivalents	$928.4	$1,823.1	$1,659.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading human resource (“HR”) software and services company, offering integrated human capital management (“HCM”) solutions for HR, payroll, benefits, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in parts of Europe and India.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. Approximately one percent of the Company’s total revenue was generated within Europe for each of the fiscal years ended May 31, 2022 (“fiscal 2022”), May 31, 2021 (“fiscal 2021”), and May 31, 2020 (“fiscal 2020”). Long-lived assets in Europe were approximately 6% and 7% of total long-lived assets of the Company as of May 31, 2022 and 2021, respectively. Long-lived assets in India were less than 1% of total long-lived assets of the Company as of May 31, 2022 and 2021.

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

Paychex supports its small business clients utilizing its proprietary, robust, software as a service (“SaaS”) Paychex Flex® platform and the Company’s SurePayroll® SaaS-based products. Both products allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s medium-sized clients generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the services and software that will meet the needs of their businesses.

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

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO clients for the payment of worksite employee payrolls and associated payroll taxes. Funds of $89.7 million and $150.5 million collected from PEO clients are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2022 and 2021, respectively.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use for payment of workers’ compensation claims.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $18.2 million and $16.0 million as of May 31, 2022 and 2021, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $123.2 million and $98.4 million as of May 31, 2022 and 2021, respectively. Purchased receivables were $618.8 million and $495.9 million as of May 31, 2022 and 2021, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. No single client had a material impact on total accounts receivable as of May 31, 2022 or 2021. No single client had a material impact on service revenue or results of operations for the fiscal years ended May 31, 2022, 2021 and 2020.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2022 and 2021, advance collections included in PEO unbilled receivables, net of advance collections were $2.6 million and $2.5 million, respectively.

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

Property and equipment, net of accumulated depreciation: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally as follows:

Category	Depreciable life
Buildings and improvements	10 to 35 years or the remaining life, whichever is shorter
Data processing equipment	3 to 4 years
Furniture, fixtures, and equipment	2 to 7 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter
Software	3 to 12 years

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

Goodwill and other intangible assets, net of accumulated amortization: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. During fiscal 2022, a qualitative assessment was performed for our Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying value. A qualitative analysis was performed for all reporting units in fiscal 2021 and 2020. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2022, 2021, or 2020. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from 3 to 12 years. Certain client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. In addition, the Company has intangible assets with indefinite useful lives, which are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined, using qualitative assessments, there is no impairment of intangible assets with indefinite useful lives for fiscal 2022, 2021, or 2020.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company has determined that there was no impairment of long-lived assets for fiscal 2022, 2021, or 2020.

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive (loss)/income, net of tax. The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2022, 2021, or 2020.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized in the period services are rendered and earned under service arrangements with clients where service fees are fixed or determinable and collectability is reasonably assured. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of our clients in the temporary staffing agency via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 46 to 48 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2022, 2021, or 2020.

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

As of May 31, 2022 and 2021, the Company had recorded current liabilities of $64.1 million and $65.3 million, respectively, and long-term liabilities of $125.6 million and $117.8 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in the other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to the PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million and $0.3 million under its policies during both fiscal 2022 and fiscal 2021, respectively. Amounts accrued related to the health insurance and dental and vision plan reserves were $46.2 million and $43.9 million as of May 31, 2022 and 2021, respectively. These amounts are included in current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and independent actuarial loss projections, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2022, 2021, or 2020.

Leases: The Company adopted the requirements of Accounting Standards Updates (“ASUs”) No. 2016-02 on June 1, 2019. At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease whose term is greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all the Company’s leases have been classified as operating leases. Upon modification of a contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

The Company records lease liabilities based on the future estimated cash payments discounted over the lease term, defined as the non-cancellable time period of the lease, together with all the following:

•
periods covered by an option to extend the lease if the Company is reasonably certain to exercise the extension option; and
•
periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option.

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

An ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease ROU assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2022, fiscal 2021 or fiscal 2020.

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

Refer to Note E of this Item 8 for further discussion of the Company’s stock-based compensation plans.

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

Recently adopted accounting pronouncements: In June 2021, the Company adopted the following ASUs, none of which had a material impact on its consolidated financial statements:

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

In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not or is not expected to have a material impact on the Company’s consolidated financial statements.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s integrated HCM and HR outsourcing solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In millions	2022	2021	2020
Payroll wages and payroll taxes	$24,070.2	$20,587.1	$20,463.8
State unemployment insurance (included in payroll wages and payroll taxes)	$139.1	$119.0	$85.7
Guaranteed cost benefit plans	$641.4	$586.4	$647.0

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2022	2021
Balance, beginning of period	$40.2	$42.6
Deferral of revenue	35.0	23.5
Recognition of unearned revenue	(26.3)	(25.9)
Balance, end of period	$48.9	$40.2

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2022, the Company expects to recognize $22.1 million of deferred revenue related to material rights during its fiscal year ending May 31, 2023 and $26.8 million of deferred revenue thereafter.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2022, 2021, or 2020.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2022	2021
Balance, beginning of period	$69.3	$67.3
Capitalization of costs	28.0	26.2
Amortization	(25.0)	(24.2)
Balance, end of period	$72.3	$69.3

Costs to obtain contracts:
	Year ended May 31,
In millions	2022	2021
Balance, beginning of period	$488.2	$473.6
Capitalization of costs	239.1	181.8
Amortization	(177.1)	(167.2)
Balance, end of period	$550.2	$488.2

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2022	2021	2020
Basic earnings per share:
Net income	$1,392.8	$1,097.5	$1,098.1
Weighted-average common shares outstanding	360.6	359.9	358.5
Basic earnings per share	$3.86	$3.05	$3.06
Diluted earnings per share:
Net income	$1,392.8	$1,097.5	$1,098.1
Weighted-average common shares outstanding	360.6	359.9	358.5
Dilutive effect of common share equivalents	2.5	2.2	2.5
Weighted-average common shares outstanding, assuming dilution	363.1	362.1	361.0
Diluted earnings per share	$3.84	$3.03	$3.04
Weighted-average anti-dilutive common share equivalents	0.2	0.6	0.7

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D — Other Expense, Net

Other expense, net, consisted of the following items:

	Year ended May 31,
In millions	2022	2021	2020
Interest income on corporate investments	$2.9	$2.3	$12.3
Interest expense	(36.6)	(35.8)	(38.8)
Other	18.3	7.0	3.1
Other expense, net	$(15.4)	$(26.5)	$(23.4)

Note E — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 44.1 million shares of the Company’s common stock. As of May 31, 2022, there were 15.6 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $52.8 million, $52.5 million, and $47.4 million for fiscal years 2022, 2021, and 2020, respectively. Related income tax benefits recognized were $9.8 million, $8.6 million, and $9.0 million for the respective fiscal years.

As of May 31, 2022, the total unrecognized compensation cost related to all unvested stock-based awards was $80.5 million and is expected to be recognized over a weighted-average period of 2.8 years.

Black-Scholes fair value assumptions: The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2022	2021	2020
Risk-free interest rate	1.2%	0.5%	2.0%
Dividend yield	2.9%	3.2%	3.3%
Volatility factor	0.23	0.29	0.18
Expected option life in years	6.6	6.1	6.2
Weighted-average grant-date fair value of stock options granted (per share)	$17.47	$13.52	$9.86

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

The following table summarizes stock option activity for fiscal 2022:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2021	3.6	$62.89
Granted	0.4	$109.71
Exercised	(0.7)	$52.50
Forfeited	—	$88.13
Expired	—	$35.37
Outstanding as of May 31, 2022	3.3	$70.68	6.0	$174.9
Exercisable as of May 31, 2022	2.3	$62.11	5.0	$144.0

(1)
Total shares valued at the market price of the underlying stock as of May 31, 2022 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2022	2021	2020
Total intrinsic value of stock options exercised	$44.3	$58.5	$22.0
Total grant-date fair value of stock options vested	$6.4	$6.0	$5.0

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

The following table summarizes RSU activity for fiscal 2022:

		Weighted-		Weighted-
		average		average
	Time-	grant-date	Performance-	grant-date
	Based	fair value	based	fair value
In millions, except per share amounts	RSUs	per share	RSUs	per share
Nonvested as of May 31, 2021	1.5	$65.64	0.1	$80.59
Granted (1)	0.5	$109.81	—	$103.59
Vested	(0.5)	$63.08	—	$—
Forfeited	(0.2)	$77.90	—	$80.59
Nonvested as of May 31, 2022	1.3	$80.60	0.1	$92.33

(1)
For performance-based RSUs, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2022	2021	2020
Time-based RSUs:
Weighted-average grant-date fair value per share of RSUs granted	$109.81	$67.92	$73.28
Weighted-average remaining vesting period (years)	2.8	3.0	2.9
Total intrinsic value of RSUs vested	$54.7	$32.6	$40.0
Aggregate intrinsic value of nonvested RSUs (1)	$165.2	$152.7	$99.9
Total grant-date fair value of RSUs vested	$30.0	$25.6	$23.6

Performance-based RSUs(2):
Weighted-average grant-date fair value per share of RSUs granted	$103.59	$—	$80.59
Weighted-average remaining vesting period (years)	1.0	1.1	2.1
Total intrinsic value of RSUs vested	$—	$—	$—
Aggregate intrinsic value of nonvested RSUs (1)	$14.7	$6.2	$4.4
Total grant-date fair value of RSUs vested	$—	$—	$—

(1)
Based on the market price of the underlying common stock as of May 31, 2022, 2021 and 2020.
(2)
No performance-based RSUs were granted during fiscal 2021.

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

The following table summarizes time-based and performance-based restricted stock award activity for fiscal 2022:

		Weighted-		Weighted-
		average		average
		grant-date	Performance-	grant-date
	Time-based	fair value	based	fair value
In millions, except per share amounts	shares	per share	shares	per share
Nonvested as of May 31, 2021	0.1	$74.60	0.1	$69.28
Granted (1)	0.1	$114.21	0.1	$103.97
Vested	(0.1)	$74.20	(0.1)	$65.17
Forfeited	—	$98.11	—	$107.40
Nonvested as of May 31, 2022	0.1	$93.15	0.1	$92.45

(1)
For performance-based shares, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to time-based and performance-based restricted stock awards is as follows:

	Year ended May 31,
In millions, except per share amounts	2022	2021	2020
Weighted-average grant-date fair value per share of time-based shares granted	$114.21	$73.93	$84.46
Total grant-date fair value of time-based restricted stock vested	$3.8	$3.0	$3.2
Weighted-average grant-date fair value per share of performance-based shares granted	$103.97	$65.17	$80.59
Total grant-date fair value of performance-based restricted stock vested	$7.2	$8.4	$5.8

Long-term Incentive Plan (“LTIP”): The Company has two long-term incentive performance-based stock awards under its LTIP. In July 2011, the Board approved a special award of performance-based non-qualified stock options. Although the performance period was completed in fiscal 2016 and the stock options were earned and vested, some stock options remained outstanding as of May 31, 2020; there were no stock options outstanding as of May 31, 2021 or 2022.

In July 2016, the Board approved an LTIP award comprised of both performance-based non-qualified stock options and performance-based restricted stock awards. This award was granted to executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives. Total stock options and restricted shares earned were based on achievement against pre-established targets for fiscal 2020.

The following table summarizes LTIP performance-based stock option activity for fiscal 2022:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2021	0.7	$60.71
Exercised	(0.3)	$61.06
Outstanding as of May 31, 2022	0.4	$60.52	4.0	$28.3
Exercisable as of May 31, 2022	0.4	$60.52	4.0	$28.3

(1)
Shares valued at the market price of the underlying stock as of May 31, 2022 less the exercise price.

Other information pertaining to LTIP performance-based stock options is as follows:

	Year ended May 31,
In millions	2022	2021	2020
Total intrinsic value of stock options exercised	$16.0	$26.3	$23.0
Total grant-date fair value of stock options vested	$—	$8.0	$—

No performance-based stock options vested in fiscal years 2022 or 2020.

There were no performance-based restricted stock awards outstanding as of May 31, 2022 or 2021.

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2022, 2021, and 2020 the discount was set at 5% of the market price. Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2022, 2021, or 2020 related to the plan.

Note F — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$482.6	$—	$—	$482.6
AFS securities:
Asset-backed securities	68.5	0.0	(1.3)	67.2
Corporate bonds	699.3	1.8	(19.0)	682.1
Municipal bonds	1,577.6	0.6	(92.4)	1,485.8
U.S. government agency and treasury securities	574.5	0.3	(26.3)	548.5
Variable rate demand notes	1,245.6	—	—	1,245.6
Total AFS securities	4,165.5	2.7	(139.0)	4,029.2
Other	30.4	1.8	(2.2)	30.0
Total funds held for clients and corporate investments	$4,678.5	$4.5	$(141.2)	$4,541.8

	May 31, 2021
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$739.6	$—	$—	$739.6
AFS securities:
Asset-backed securities	86.5	1.4	—	87.9
Corporate bonds	635.8	28.8	(0.2)	664.4
Municipal bonds	1,669.0	33.0	(2.3)	1,699.7
U.S. government agency and treasury securities	549.6	20.1	(1.5)	568.2
Variable rate demand notes	—	—	—	—
Total AFS securities	2,940.9	83.3	(4.0)	3,020.2
Other	26.4	7.7	(0.1)	34.0
Total funds held for clients and corporate investments	$3,706.9	$91.0	$(4.1)	$3,793.8

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2022 were bank demand deposit accounts, money market funds, time deposits, commercial paper and variable rate demand notes (“VRDNs”) with maturities of 90 days or less at acquisition.

Included in asset-backed securities as of May 31, 2022 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2022.

Included in corporate bonds as of May 31, 2022 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 9, 2022 through December 13, 2028.

Included in municipal bonds as of May 31, 2022 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from June 1, 2022 through April 1, 2029.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2022	2021
Funds held for clients	$3,682.9	$3,750.0
Corporate investments	853.9	36.7
Long-term corporate investments	5.0	7.1
Total funds held for clients and corporate investments	$4,541.8	$3,793.8

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

The Company’s AFS securities reflected a net unrealized loss of $136.3 million and a net unrealized gain of $79.3 million as of May 31, 2022 and May 31, 2021 respectively. Included in the net unrealized losses and gains as of May 31, 2022 and May 31, 2021 were 817 and 137 AFS securities in an unrealized loss position, representing approximately 64% and 11% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.9)	$48.5	$(0.3)	$5.7	$(1.2)	$54.2
Corporate bonds	(17.5)	425.4	(1.5)	16.7	(19.0)	442.1
Municipal bonds	(81.9)	1,171.5	(10.6)	86.6	(92.5)	1,258.1
U.S. government agency and treasury securities	(15.9)	414.2	(10.4)	91.7	(26.3)	505.9
Total	$(116.2)	$2,059.6	$(22.8)	$200.7	$(139.0)	$2,260.3

	May 31, 2021
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$7.1	$—	$—	$—	$7.1
Corporate bonds	(0.2)	22.0	—	—	(0.2)	22.0
Municipal bonds	(2.3)	288.2	—	—	(2.3)	288.2
U.S. government agency and treasury securities	(1.5)	102.6	—	—	(1.5)	102.6
Total	$(4.0)	$419.9	$—	$—	$(4.0)	$419.9

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2022 that had gross unrealized losses of $139.0 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2022 and 2021 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2022	2021	2020
Gross realized gains	$0.2	$1.2	$11.6
Gross realized losses	0.0	—	(0.3)
Net realized gains	$0.2	$1.2	$11.3

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2022 are shown below by expected maturity.

	May 31, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$295.6	$296.3
Due after one year through three years	743.2	737.1
Due after three years through five years	1,304.4	1,235.4
Due after five years	1,822.3	1,760.4
Total	$4,165.5	$4,029.2

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

The carrying values of cash and cash equivalents, restricted cash and restricted cash equivalents, accounts receivable, net of allowance for credit losses, PEO unbilled receivables, net of advance collections, accounts payable and short-term borrowings, when used by the Company, approximate fair value due to the short maturities of these instruments. Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as AFS and are recorded at fair value on a recurring basis.

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2022

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$5.2	$—	$5.2	$—
Time deposits	187.9	—	187.9	—
VRDNs	10.0	—	10.0	—
Money market securities	16.1	16.1	—	—
Total restricted and unrestricted cash equivalents	$219.2	$16.1	$203.1	$—
AFS securities:
Asset-backed securities	$67.2	$—	$67.2	$—
Corporate bonds	682.1	—	682.1	—
Municipal bonds	1,485.8	—	1,485.8	—
U.S. government agency and treasury securities	548.5	—	548.5	—
VRDNs	1,245.6	—	1,245.6	—
Total AFS securities	$4,029.2	$—	$4,029.2	$—
Other	$30.0	$30.0	$—	$—
Liabilities:
Other long-term liabilities	$29.9	$29.9	$—	$—

	May 31, 2021

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$2.9	$2.9	$—	$—
Total restricted and unrestricted cash equivalents	$2.9	$2.9	$—	$—
AFS securities:
Asset-backed securities	$87.9	$—	$87.9	$—
Corporate bonds	664.4	—	664.4	—
Municipal bonds	1,699.7	—	1,699.7	—
U.S. government agency and treasury securities	568.2	—	568.2	—
VRDNs	—	—	—	—
Total AFS securities	$3,020.2	$—	$3,020.2	$—
Other	$34.0	$34.0	$—	$—
Liabilities:
Other long-term liabilities	$32.6	$32.6	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper, time deposits, and VRDNs which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. As of May 31, 2022 and May 31, 2021, the fair value of long-term borrowings, net of debt issuance costs was $404.1 million and $450.2 million for the Senior Notes, Series A, respectively, and $402.5 million and $457.7 million for the Senior Notes, Series B, respectively.

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

Note H — Leases

The Company’s lease portfolio consists primarily of operating leases for office space and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2022 to 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2022	2021
Operating lease right-of-use assets, net of accumulated amortization	$78.7	$103.0
Operating lease liabilities, current(1)	25.1	28.9
Operating lease liabilities, non-current	74.8	92.4

Weighted average remaining lease term (in years)	5.1	5.2
Weighted average discount rate	1.94%	1.81%
(1)
The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2022	2021	2020
Fixed payment operating lease expense	$27.2	$34.6	$38.2
Variable payment operating lease expense	6.9	8.3	8.6
Short-term lease expense	-	0.1	0.2

During the three months ended August 31, 2020, the Company ceased the use of certain leased property and accelerated the amortization of operating lease ROU assets, resulting in an additional $24.4 million of expense. The accelerated amortization expense recognized subsequent to August 31, 2020 is immaterial. This expense was included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$32.4	$32.2	$41.6
Amortization of ROU assets	22.7	29.2	34.4
ROU assets obtained in exchange for new operating lease liabilities	15.8	26.8	21.5
Lease incentives received in the form of tenant allowances and free rent	9.1	0.8	6.1

Future lease payments are as follows:

May 31,
In millions	2022
2023	$27.0
2024	20.9
2025	18.9
2026	13.4
2027	9.5
Thereafter	15.5
Total future lease payments	105.2
Less: imputed interest	5.3
Total operating lease liabilities	$99.9
Current portion	$25.1
Non-current portion	$74.8

As of May 31, 2022, the Company has entered into one lease agreement that has not yet commenced for a term of ten years. This lease will require lease payments over the term of approximately $1.8 million.

Note I — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2022	2021
Land and improvements	$10.3	$10.3
Buildings and improvements	157.1	158.3
Data processing equipment	217.4	211.4
Software (1)	832.1	748.3
Furniture, fixtures, and equipment	97.7	99.8
Leasehold improvements	91.7	83.5
Construction in progress (1)	50.7	50.3
Total property and equipment, gross	1,457.0	1,361.9
Less: Accumulated depreciation	1,055.7	966.1
Property and equipment, net of accumulated depreciation	$401.3	$395.8

(1)
Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $133.7 million, $123.4 million, and $127.8 million for fiscal 2022, 2021, and 2020, respectively.

Note J — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2022 and May 31, 2021 were as follows:

	May 31,
In millions	2022	2021
Balance, beginning of fiscal year	$1,820.7	$1,791.1
Changes during the period:
Goodwill acquired	27.7	19.6
Currency translation adjustment	(16.9)	10.0
Balance, end of fiscal year	$1,831.5	$1,820.7

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2022	2021
Client lists	$637.4	$632.3
Other intangible assets	23.0	24.1
Total intangible assets, gross	660.4	656.4
Less: Accumulated amortization	435.8	380.6
Intangible assets, net of accumulated amortization	$224.6	$275.8

During fiscal 2022, the Company acquired customer lists with a weighted-average amortization period of 8.0 years.

Amortization expense relating to intangible assets was $58.1 million, $68.6 million, and $81.9 million for fiscal 2022, 2021, and 2020, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2022, 2021, or 2020.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2023	$59.4
2024	56.5
2025	53.5
2026	37.8
2027	4.5

Note K — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2022	2021
Deferred tax assets:
Compensation and employee benefit liabilities	$56.8	$53.0
Other current liabilities	21.3	19.8
Tax credit carry forward	0.2	0.2
Stock-based compensation	12.9	12.0
Unrealized losses on available-for-sale securities	33.6	—
Leases	20.5	29.0
Net operating loss (“NOL”) carry forwards	5.6	7.6
Tax benefit of uncertain tax positions	9.9	5.3
Gross deferred tax assets	160.8	126.9
Deferred tax liabilities:
Deferred contract costs	141.9	127.5
Capitalized software	50.8	49.0
Depreciation	8.1	8.9
Goodwill and intangible assets	103.5	111.3
Operating lease right-of-use assets	17.7	26.1
Revenue not subject to current taxes	—	1.9
Unrealized gains on available-for-sale securities	—	20.2
Other	4.3	—
Gross deferred tax liabilities	326.3	344.9
Net deferred tax liability	$(165.5)	$(218.0)

The deferred tax asset related to NOL carry forwards is comprised of $0.8 million of federal NOL carry forwards, $4.4 million of state NOL carry forwards, and $0.4 million of foreign NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions and expire between the fiscal years ending May 31, 2025 and May 31, 2037. The state NOL carry forwards expire between the fiscal years ending May 31, 2023 through May 31, 2041.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2022	2021	2020
Current:
Federal	$326.0	$271.5	$264.8
State	104.5	85.9	77.5
Non-U.S.	(1.0)	0.3	0.7
Total current	429.5	357.7	343.0
Deferred:
Federal	0.9	(12.9)	(0.8)
State	0.9	(7.6)	(3.5)
Non-U.S.	0.5	(0.5)	0.3
Total deferred	2.3	(21.0)	(4.0)
Income taxes	$431.8	$336.7	$339.0

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	4.6%	4.3%	4.0%
Tax-exempt municipal bond interest	(0.2)%	(0.3)%	(0.4)%
Stock option windfall benefit	(0.9)%	(1.2)%	(0.9)%
Tax credits	(1.1)%	(0.6)%	(0.5)%
Other items	0.3%	0.3%	0.4%
Effective income tax rate	23.7%	23.5%	23.6%

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Uncertain income tax positions: The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe. The Company maintains a reserve for uncertain tax positions. As of May 31, 2022 and 2021, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $48.2 million and $20.4 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2022	2021	2020
Balance as of beginning of fiscal year	$22.4	$26.2	$22.1
Additions for tax positions of the current year	11.1	5.5	4.1
Additions for tax positions of prior years	20.6	9.2	1.2
Reductions for tax positions of prior years	(1.8)	—	(0.6)
Settlements with tax authorities	(0.4)	(15.2)	—
Expiration of the statute of limitations	(1.7)	(3.3)	(0.6)
Balance as of end of fiscal year	$50.2	$22.4	$26.2

The reserve as of May 31, 2022 substantially relates to the Company’s uncertain tax positions for certain U.S. federal and state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $48.2 million as of May 31, 2022 adequately covers open tax years and uncertain tax positions up to and including fiscal 2022 for major taxing jurisdictions. As of May 31, 2022 and 2021, the entire $48.2 million and $20.4 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2014, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2022, 2021, and 2020 was immaterial to the Company’s results of operations.

Note L — Short-term Financing

The Company maintains committed and unsecured credit facilities and irrevocable letters of credit as part of its normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. The Company typically borrows on an overnight or short-term basis on its credit facilities.

Details of the Company’s credit facilities as of May 31, 2022 are as follows:

		Maximum	Amount Outstanding
		Amount	May 31,
$ in millions	Expiration Date	Available	2022	2021
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)(1)	July 31, 2024	$1,000.0	$—	$—
JPM (1)	September 17, 2026	$750.0	—	—
PNC Bank, National Association (“PNC”) (weighted-average interest rate of 2.34% at May 31, 2022 and 1.16% at May 31, 2021)	February 6, 2023	$250.0	8.7	7.4
Outstanding short-term financing (2)			$8.7	$7.4

(1)
JPM acts as the administrative agent for this syndicated credit facility.
(2)
The total amount available under these credit facilities as of May 31, 2022 was approximately $2.0 billion. Amounts under the PNC credit facility remain outstanding as of the date of this report.

Upon the expiration date of any credit facility, any borrowings outstanding under that facility will mature and be payable.

Interest rates on each of the Company’s credit facilities can be based upon (1) an alternate base rate that is established by the lending institution at the highest of several publicly available interest rates, plus an applicable interest rate margin, or (2) at our election, London Interbank Offered Rate (“LIBOR”) or an alternate interest rate as determined by the administrative agent, plus an applicable interest rate margin. The Company is also required to pay a commitment fee, ranging from 0.05% to 0.15%, related to the unutilized portion of each credit facility. The commitment fee is determined on a sliding-scale basis based upon the Company’s consolidated leverage ratio.

On September 17, 2021, the Company amended its $500.0 million credit facility with JPM to increase the credit facility’s maximum borrowing capacity to $750.0 million, extend the term through September 17, 2026 with the option to extend for two additional one-year periods, and amend interest rate provisions to phase out the use of LIBOR. In addition, the Company amended its $1.0 billion credit facility with JPM. The amendment phases out the use of LIBOR and adopts other administrative changes to maintain consistency with the Company’s other credit facilities.

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2022.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $140.2 million and $180.4 million as of May 31, 2022 and May 31, 2021, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 8, 2022 and May 26, 2023. No amounts were outstanding on these letters of credit during fiscal 2022 or fiscal 2021, or as of May 31, 2022 and May 31, 2021, respectively. Subsequent to May 31, 2022, letters of credit expiring on June 8, 2022, June 15, 2022, June 26, 2022, and July 15, 2022 were renewed for one year terms.

Note M — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	May 31,
In millions	2022	2021
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(2.3)	(2.7)
Long-term borrowings, net of debt issuance costs	$797.7	$797.3

Certain information related to the Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”) issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) for fiscal 2022 and fiscal 2021 are as follows:

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

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2022.

Note N — Supplemental Cash Flow Information

Income taxes paid were $397.7 million, $421.4 million, and $298.8 million for fiscal 2022, 2021, and 2020, respectively.

Interest expense paid was $35.5 million, $34.9 million, and $38.0 million for fiscal 2022, 2021, and 2020, respectively.

Refer to Note H for supplemental cash flow information pertaining to the Company's leasing activities.

Note O — Employee Benefit Plans

401(k) plan: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. The Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. The Company temporarily suspended its matching contribution effective July 31, 2020 through December 31, 2020. The Company’s matching contribution was reinstated on January 1, 2021 at the percentages in effect at the time of the temporary suspension. Company contributions to the Plan for fiscal 2022, 2021, and 2020 were $35.6 million, $19.2 million, and $30.1 million, respectively.

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

Deferred compensation plans: The Company and certain subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $29.9 million and $32.6 million as of May 31, 2022 and 2021, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

Other commitments: As of May 31, 2022, the Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements with minimum future payment obligations of approximately $379.1 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.6 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period
In millions	2023	2024	2025	2026	2027	Thereafter
Workers' compensation estimated obligations	$64.1	$36.8	$22.4	$14.8	$10.9	$40.7
Purchase obligations	149.8	28.9	9.7	0.5	0.3	0.2

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2022. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts	deductions(1)	of fiscal year
2022
Allowance for credit losses	$16.0	$10.5	$—	$8.3	$18.2
2021
Allowance for credit losses	$12.5	$11.5	$—	$8.0	$16.0
2020
Allowance for doubtful accounts	$10.2	$13.0	$—	$10.7	$12.5

(1)
Uncollectible amounts written off, net of recoveries, and other adjustments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2022. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2022, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
Martin Mucci	62

Mr. Mucci assumed the role of Chairman of the Board effective December 2021 and continues to serve as Chief Executive Officer of the Company. Mr. Mucci had served as President and CEO of the Company since September 2010. Mr. Mucci joined the Company in 2002 as Senior Vice President, Operations. Prior to joining Paychex, he held senior level positions with Frontier Communications of Rochester, a telecommunications company, including President of Telephone Operations and Chief Executive Officer of Frontier Telephone of Rochester, during his 20-year career. Mr. Mucci serves as a director of NCR Corporation. He is also a member of the Business and Government Software and Services Advisory Team for Madison Dearborn Partners. Mr. Mucci was a director of Cbeyond, Inc. until it was purchased by Birch Communications in July 2014. He is a Trustee Emeritus of St. John Fisher College. He also serves as a director of the Company and is chairman of the Executive Committee.

Efrain Rivera	65

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

Mark A. Bottini	61

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

John B. Gibson	56

Mr. Gibson assumed the role of President and Chief Operating Officer in December 2021. He joined Paychex in May 2013 as Senior Vice President of Service. Prior to joining the Company, Mr. Gibson served as President and Chief Executive Officer for AlphaStaff, a national provider of human resource outsourcing services to small- and medium-sized businesses. Prior to joining AlphaStaff in 2010, Mr. Gibson was President of the HR Management Division of Convergys, a global leader in technology, outsourcing, and business services. From 2004 to 2007, he served as Senior Vice President of Global Operations and Client Services of Convergys.

Name	Age	Position and business experience
Michael E. Gioja	64

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

Karen E. Saunders McClendon	56

Ms. Saunders McClendon joined the Company in April 2021 as Vice President and Chief Human Resources Officer. Prior to joining the Company, she served as Vice President of Human Resources for Comcast Cable from 2013 to 2021. From 2009 to 2013, she served as Vice President of Human Resources for Aramark.

Stephanie L. Schaeffer	52

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006. In 2011, she was appointed Corporate Secretary. She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Robert L. Schrader	50

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

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, anticipated to be held on or about October 13, 2022, in the sections “PROPOSAL 1: ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, anticipated to be held on or about October 13, 2022, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2022,” “THE COMPENSATION AND LEADERSHIP COMMITTEE REPORT” and the sub-heading “Compensation and Leadership Committee Interlocks and Insider Participation” within the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, anticipated to be held on or about October 13, 2022, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

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

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plans as of May 31, 2022:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	3.7	$69.46	15.6

(1)
Includes shares available for future issuance through grants of restricted stock units and restricted stock awards under our 2002 Plan. Refer to Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, anticipated to be held on or about October 13, 2022, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, anticipated to be held on or about October 13, 2022, under the section “PROPOSAL 3: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits
1.	Financial Statements See Financial Statements and Supplementary Data Table of Contents at page 38.
2.	Financial Statement Schedules

Financial statement schedules required to be filed by Item 8 of this Form 10-K include Schedule II — Valuation and Qualifying Accounts. See Financial Statements and Supplementary Data Table of Contents at page 38. All other schedules are omitted as the required matter is not present, the amounts are not significant, or the information is shown in the financial statements or the notes thereto.

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Form of Non-Qualified Stock Option Award Agreement, incorporated herein by reference from Exhibit 10.18 to the Company’s Form 10-K filed with the Commission on July 21, 2017.

#	(10.12)

Paychex Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Form of Officer Performance Incentive Award Agreement (Long-Term), incorporated herein by reference from Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on July 21, 2017.

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), incorporated herein by reference from Exhibit 10.23 to the Company's Form 10-K filed with the Commission on July 16, 2021.

	(10.24)

2017 Credit Agreement, dated as of September 17, 2021, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of November 21, 2018, Amendment No. 2 as of July 31, 2019, and Amendment No. 3 as of September 17, 2021.

	(10.25)

2019 Credit Agreement, dated as of July 31, 2019, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of September 17, 2021.

*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL Document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Exhibit filed with this report.

#	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 15, 2022.

PAYCHEX, INC.

By: /s/ Martin Mucci

Martin Mucci

Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 15, 2022.

/s/ Martin Mucci

Martin Mucci, Chairman of the Board of Directors and Chief Executive Officer

(Principal Executive Officer)

/s/ Efrain Rivera

Efrain Rivera, Senior Vice President, Chief Financial Officer, and Treasurer

(Principal Financial Officer)

/s/ Robert L. Schrader

Robert L. Schrader, Vice President and Controller

(Principal Accounting Officer)

Thomas F. Bonadio*, Director

Joseph G. Doody*, Director

David J.S. Flaschen*, Director

B. Thomas Golisano*, Director

Pamela A. Joseph*, Director

Kevin A. Price*, Director

Joseph M. Tucci*, Director

Joseph M. Velli*, Director

Kara Wilson*, Director

*By: /s/ Martin Mucci

Martin Mucci, as Attorney-in-Fact