Form 10-Q
period 2022-08-31
PAYCHEX INC
filed 2022-09-29
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

As of August 31, 2022, 360,400,603 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2022	2021
Revenue:
Management Solutions	$905.5	$805.5
PEO and Insurance Solutions	282.8	262.9
Total service revenue	1,188.3	1,068.4
Interest on funds held for clients	17.9	14.5
Total revenue	1,206.2	1,082.9
Expenses:
Cost of service revenue	351.0	312.5
Selling, general and administrative expenses	359.6	327.5
Total expenses	710.6	640.0
Operating income	495.6	442.9
Other (expense)/income, net	(3.6)	1.0
Income before income taxes	492.0	443.9
Income taxes	112.8	110.3
Net income	$379.2	$333.6

Other comprehensive loss, net of tax	(37.5)	(6.7)
Comprehensive income	$341.7	$326.9

Basic earnings per share	$1.05	$0.93
Diluted earnings per share	$1.05	$0.92
Weighted-average common shares outstanding	360.1	360.1
Weighted-average common shares outstanding, assuming dilution	362.4	362.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2022	2022
Assets
Cash and cash equivalents	$1,184.2	$370.0
Restricted cash	60.1	50.3
Corporate investments	45.8	853.9
Interest receivable	20.6	22.3
Accounts receivable, net of allowance for credit losses	876.4	723.8
PEO unbilled receivables, net of advance collections	476.3	572.1
Prepaid income taxes	—	34.0
Prepaid expenses and other current assets	286.2	272.3
Current assets before funds held for clients	2,949.6	2,898.7
Funds held for clients	3,135.8	3,682.9
Total current assets	6,085.4	6,581.6
Long-term restricted cash	32.6	25.5
Long-term corporate investments	3.9	5.0
Property and equipment, net of accumulated depreciation	398.1	401.3
Operating lease right-of-use assets, net of accumulated amortization	74.7	78.7
Intangible assets, net of accumulated amortization	212.5	224.6
Goodwill	1,825.3	1,831.5
Long-term deferred costs	441.1	433.3
Other long-term assets	52.3	53.7
Total assets	$9,125.9	$9,635.2
Liabilities
Accounts payable	$84.7	$105.7
Accrued corporate compensation and related items	138.7	225.4
Accrued worksite employee compensation and related items	715.0	683.4
Short-term borrowings	10.3	8.7
Accrued income taxes	40.0	—
Deferred revenue	40.8	38.4
Other current liabilities	361.4	388.4
Current liabilities before client fund obligations	1,390.9	1,450.0
Client fund obligations	3,311.3	3,819.2
Total current liabilities	4,702.2	5,269.2
Accrued income taxes	61.7	58.1
Deferred income taxes	157.1	165.5
Long-term borrowings, net of debt issuance costs	797.8	797.7
Operating lease liabilities	71.0	74.8
Other long-term liabilities	198.7	184.7
Total liabilities	5,988.5	6,550.0
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.4 shares as of August 31, 2022 and 359.9 shares as of May 31, 2022	3.6	3.6
Additional paid-in capital	1,568.9	1,545.9
Retained earnings	1,736.3	1,669.6
Accumulated other comprehensive loss	(171.4)	(133.9)
Total stockholders’ equity	3,137.4	3,085.2
Total liabilities and stockholders’ equity	$9,125.9	$9,635.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2
Net income	—	—	—	379.2	—	379.2
Unrealized losses on securities, net of $9.7 million in tax benefit	—	—	—	—	(29.5)	(29.5)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($0.79 per share)	—	—	—	(284.7)	—	(284.7)
Stock-based compensation costs	—	—	14.4	—	—	14.4
Foreign currency translation adjustment	—	—	—	—	(7.9)	(7.9)
Activity related to equity-based plans	0.5	0.0	8.6	(27.8)	—	(19.2)
Balance as of August 31, 2022	360.4	$3.6	$1,568.9	$1,736.3	$(171.4)	$3,137.4

	For the three months ended August 31, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	333.6	—	333.6
Unrealized losses on securities, net of $0.1 million in tax benefit	—	—	—	—	(0.5)	(0.5)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($0.66 per share)	—	—	—	(238.1)	—	(238.1)
Stock-based compensation costs	—	—	12.4	—	—	12.4
Foreign currency translation adjustment	—	—	—	—	(6.1)	(6.1)
Activity related to equity-based plans	0.8	0.0	22.4	(28.1)	—	(5.7)
Balance as of August 31, 2021	360.6	$3.6	$1,481.5	$1,513.3	$45.1	$3,043.5

(1)
Reclassification adjustments out of accumulated other comprehensive (loss)/income for realized gains, net of tax, on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2022	2021
Operating activities
Net income	$379.2	$333.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	45.7
Amortization of premiums and discounts on AFS securities, net	6.0	7.9
Amortization of deferred contract costs	53.0	49.1
Stock-based compensation costs	14.4	12.4
Provision for deferred income taxes	2.5	11.5
Provision for credit losses	4.5	(3.6)
Net realized gains on sales of AFS securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	1.7	3.1
Accounts receivable and PEO unbilled receivables, net	(61.2)	(30.4)
Prepaid expenses and other current assets	23.7	23.2
Accounts payable and other current liabilities	(61.1)	(29.1)
Deferred costs	(64.5)	(53.7)
Net change in other long-term assets and liabilities	23.7	17.6
Net change in operating lease right-of-use assets and liabilities	(1.5)	(1.6)
Net cash provided by operating activities	364.3	385.6
Investing activities
Purchases of AFS securities	(3,807.6)	(247.5)
Proceeds from sales and maturities of AFS securities	5,066.9	256.9
Purchases of property and equipment	(30.6)	(30.4)
Purchases of other assets, net	(5.6)	(1.3)
Net cash provided by/(used in) investing activities	1,223.1	(22.3)
Financing activities
Net change in client fund obligations	(507.9)	32.4
Net change in short-term borrowings	2.0	(0.3)
Dividends paid	(284.6)	(238.1)
Activity related to equity-based plans	(19.2)	(5.7)
Net cash used in financing activities	(809.7)	(211.7)
Net change in cash, restricted cash, and equivalents	777.7	151.6
Cash, restricted cash, and equivalents, beginning of period	928.4	1,823.1
Cash, restricted cash, and equivalents, end of period	$1,706.1	$1,974.7

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,184.2	$1,102.0
Restricted cash	92.7	83.6
Restricted cash and restricted cash equivalents included in funds held for clients	429.2	789.1
Total cash, restricted cash, and equivalents	$1,706.1	$1,974.7

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2022

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) software solutions for human resources (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). The Company also has operations in parts of Europe and India. Paychex, a Delaware corporation formed in 1979, reports as one segment.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2022 (“fiscal 2022”). Operating results and cash flows for the three months ended August 31, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2023 (“fiscal 2023”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $19.8 million and $18.2 million as of August 31, 2022 and May 31, 2022, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $300.2 million and $123.2 million as of August 31, 2022 and May 31, 2022, respectively. Purchased receivables, at gross, were $596.0 million and $618.8 million as of August 31, 2022 and May 31, 2022, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three months ended August 31, 2022 and August 31, 2021. No single client had a material impact on total accounts receivable as of August 31, 2022 and May 31, 2022 or service revenue and results of operations for the three months ended August 31, 2022 and August 31, 2021.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of August 31, 2022 and May 31, 2022, advance collections were $12.4 million and $2.6 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance coverage to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling claims. For fiscal 2023 and fiscal 2022, the Company has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

With respect to PEO health insurance coverage, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains claims risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies covering both fiscal 2023 and fiscal 2022.

In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends.

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $14.4 million for the three months ended August 31, 2022 as compared with $12.4 million for the three months ended August 31, 2021. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2022.

Recently adopted accounting pronouncements: Effective June 1, 2022, the Company adopted Accounting Standards Update (“ASU”), No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements: In October 2021, the FASB issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the three months ended August 31, 2022 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

Note B: Service Revenue

Service revenue is primarily attributable to fees for providing services to the Company’s clients and is recognized when control of the contracted services is transferred to its clients, in an amount that reflects the consideration it expects to receive in exchange for such services. Insurance Solutions revenue is commissions earned on premiums collected and remitted to insurance carriers. The Company’s contracts generally do not contain specified contract periods and may be terminated by either party with a 30-day notice of termination. Sales and other applicable non-payroll related taxes are excluded from service revenue.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s integrated HCM services and HR solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

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

PEO and Insurance Solutions Revenue

PEO solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses HCM and HR solutions. The Company serves as a co-employer of its clients’ employees, offers health insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the client simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended
	August 31,
In millions	2022	2021
Payroll wages and payroll taxes	$6,337.8	$5,557.2
State unemployment insurance (included in payroll wages and payroll taxes)	$9.5	$15.4
Guaranteed cost benefit plans	$156.7	$150.9

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

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes them as future services are provided, over approximately three to four years.

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended
	August 31,
In millions	2022	2021
Balance, beginning of period	$48.9	$40.2
Deferral of revenue	10.1	7.6
Recognition of unearned revenue	(6.8)	(6.3)
Balance, end of period	$52.2	$41.5

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of August 31, 2022, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2023 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2023	$17.9
2024	17.9
Thereafter	16.4
Total recognition of unearned revenue	$52.2

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2022 or August 31, 2021.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended
	August 31,
In millions	2022	2021
Balance, beginning of period	$550.2	$488.2
Capitalization of costs	57.0	46.6
Amortization	(46.6)	(42.9)
Balance, end of period	$560.6	$491.9

Costs to fulfill contracts:
	For the three months ended
	August 31,
In millions	2022	2021
Balance, beginning of period	$72.3	$69.3
Capitalization of costs	7.5	7.1
Amortization	(6.4)	(6.2)
Balance, end of period	$73.4	$70.2

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2022	2021
Basic earnings per share:
Net income	$379.2	$333.6
Weighted-average common shares outstanding	360.1	360.1
Basic earnings per share	$1.05	$0.93
Diluted earnings per share:
Net income	$379.2	$333.6
Weighted-average common shares outstanding	360.1	360.1
Dilutive effect of common share equivalents	2.3	2.7
Weighted-average common shares outstanding, assuming dilution	362.4	362.8
Diluted earnings per share	$1.05	$0.92
Weighted-average anti-dilutive common share equivalents	0.4	0.2

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other (Expense)/Income, Net

Other expense, net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2022	2021
Interest income on corporate investments	$5.4	$0.2
Interest expense	(9.1)	(9.2)
Other	0.1	10.0
Other (expense)/income, net	$(3.6)	$1.0

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	August 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$429.2	$—	$—	$429.2
AFS securities:
Asset-backed securities	56.2	—	(1.7)	54.5
Corporate bonds	715.1	0.0	(28.2)	686.9
Municipal bonds	1,515.1	0.0	(108.3)	1,406.8
U.S. government agency and treasury securities	602.3	—	(37.4)	564.9
Variable rate demand notes	11.7	—	—	11.7
Total AFS securities	2,900.4	0.0	(175.6)	2,724.8
Other	33.3	1.4	(3.2)	31.5
Total funds held for clients and corporate investments	$3,362.9	$1.4	$(178.8)	$3,185.5

	May 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$482.6	$—	$—	$482.6
AFS securities:
Asset-backed securities	68.5	0.0	(1.3)	67.2
Corporate bonds	699.3	1.8	(19.0)	682.1
Municipal bonds	1,577.6	0.6	(92.4)	1,485.8
U.S. government agency and treasury securities	574.5	0.3	(26.3)	548.5
Variable rate demand notes	1,245.6	—	—	1,245.6
Total AFS securities	4,165.5	2.7	(139.0)	4,029.2
Other	30.4	1.8	(2.2)	30.0
Total funds held for clients and corporate investments	$4,678.5	$4.5	$(141.2)	$4,541.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of August 31, 2022 were bank demand deposit accounts, money market funds and commercial paper with a maturity of 90 days or less at acquisition.

Included in asset-backed securities as of August 31, 2022 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2022.

Included in corporate bonds as of August 31, 2022 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from September 1, 2022 through December 13, 2028.

Included in municipal bonds as of August 31, 2022 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from September 1, 2022 through April 1, 2030.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	August 31,	May 31,
In millions	2022	2022
Funds held for clients	$3,135.8	$3,682.9
Corporate investments	45.8	853.9
Long-term corporate investments	3.9	5.0
Total funds held for clients and corporate investments	$3,185.5	$4,541.8

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

The Company’s AFS securities reflected net unrealized losses of $175.6 million and $136.3 million as of August 31, 2022 and May 31, 2022, respectively. Included in net unrealized losses and gains as of August 31, 2022 and May 31, 2022, were 1,111 and 817 AFS securities in an unrealized loss position, representing approximately 95% and 64% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(1.2)	$48.8	$(0.4)	$5.7	$(1.6)	$54.5
Corporate bonds	(24.8)	634.3	(3.5)	29.1	(28.3)	663.4
Municipal bonds	(92.8)	1,279.2	(15.5)	111.5	(108.3)	1,390.7
U.S. government agency and treasury securities	(24.4)	468.1	(13.0)	96.8	(37.4)	564.9
Total	$(143.2)	$2,430.4	$(32.4)	$243.1	$(175.6)	$2,673.5

	May 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.9)	$48.5	$(0.3)	$5.7	$(1.2)	$54.2
Corporate bonds	(17.5)	425.4	(1.5)	16.7	(19.0)	442.1
Municipal bonds	(81.9)	1,171.5	(10.6)	86.6	(92.5)	1,258.1
U.S. government agency and treasury securities	(15.9)	414.2	(10.4)	91.7	(26.3)	505.9
Total	$(116.2)	$2,059.6	$(22.8)	$200.7	$(139.0)	$2,260.3

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of August 31, 2022 that had gross unrealized losses of $175.6 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2022 and as of May 31, 2022 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended
	August 31,
In millions	2022	2021
Gross realized gains	$0.1	$0.1
Gross realized losses	—	—
Net realized gains	$0.1	$0.1

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2022 are shown below by expected maturity.

	August 31, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$289.4	$288.4
Due after one year through three years	746.9	728.0
Due after three years through five years	1,421.1	1,312.3
Due after five years	443.0	396.1
Total	$2,900.4	$2,724.8

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$49.8	$—	$49.8	$—
Money market securities	46.1	46.1	—	—
Total restricted and unrestricted cash equivalents	$95.9	$46.1	$49.8	$—
AFS securities:
Asset-backed securities	$54.5	$—	$54.5	$—
Corporate bonds	686.9	—	686.9	—
Municipal bonds	1,406.8	—	1,406.8	—
U.S. government agency and treasury securities	564.9	—	564.9	—
Variable rate demand notes	11.7	—	11.7	—
Total AFS securities	$2,724.8	$—	$2,724.8	$—
Other	$31.5	$31.5	$—	$—
Liabilities:
Other long-term liabilities	$31.5	$31.5	$—	$—

	May 31, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$5.2	$—	$5.2	$—
Time deposits	187.9	—	187.9	—
VRDNs	10.0	—	10.0	—
Money market securities	$16.1	$16.1	$—	$—
Total restricted and unrestricted cash equivalents	$219.2	$16.1	$203.1	$—
AFS securities:
Asset-backed securities	$67.2	$—	$67.2	$—
Corporate bonds	682.1	—	682.1	—
Municipal bonds	1,485.8	—	1,485.8	—
U.S. government agency and treasury securities	548.5	—	548.5	—
VRDNs	1,245.6	—	1,245.6	—
Total AFS securities	$4,029.2	$—	$4,029.2	$—
Other	$30.0	$30.0	$—	$—
Liabilities:
Other long-term liabilities	$29.9	$29.9	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of August 31, 2022 and May 31, 2022, the fair value of long-term borrowings, net of debt issuance costs was $396.0 million and $404.1 million for the Senior Notes, Series A, respectively, and $392.4 million and $402.5 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $31.4 million for the three months ended August 31, 2022, compared to $30.7 million for the three months ended August 31, 2021.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $12.6 million for the three months ended August 31, 2022, compared to $15.0 million for the three months ended August 31, 2021. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2022 or August 31, 2021.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 3.76% and 2.34% as of August 31, 2022 and May 31, 2022, respectively. The unused amount available under these credit facilities as of August 31, 2022 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2022.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $140.2 million as of August 31, 2022 and May 31, 2022, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 9, 2022 and August 24, 2023. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2022 and August 31, 2021, or as of May 31, 2022.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2022. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2022.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements, joint ventures and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.6 million of capital assets as of August 31, 2022 and May 31, 2022.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2022. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 22.9% and 24.9% for the three months ended August 31, 2022 and 2021, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments. The effective income tax rate for the three months ended August 31, 2021 was also impacted by an increase in state taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2022 (the “first quarter”), the prior year period ended August 31, 2021 (the “prior year period”), and our financial condition as of August 31, 2022. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2022 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2022 (“fiscal 2022”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to keep pace with changes in technology or provide timely enhancements to our products and services;
•
software defects, undetected errors, and development delays for our products;
•
the possibility of cyberattacks, security vulnerabilities or Internet disruptions, including data security and privacy leaks and data loss and business interruptions;
•
the possibility of failure of our business continuity plan during a catastrophic event;
•
the failure of third-party service providers to perform their functions;
•
the possibility that we may be exposed to additional risks related to our co-employment relationship with our professional employer organization (“PEO”) business;
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
•
changes in the availability and retention of qualified people; and
•
the possible effects of negative publicity on our reputation and the value of our brand.

Any of these factors, as well as other factors discussed in our Form 10-K for fiscal 2022 or in our other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are a leading provider of integrated human capital management (“HCM”) software solutions for human resources (“HR”), payroll, benefits, and insurance services for small- to medium-sized businesses in the United States (“U.S.”). We offer a comprehensive portfolio of technology solutions and services, supported by our HR and compliance expertise, that help our clients address the evolving challenges of HR. Our purpose is to allow our customers the freedom to succeed. The workplace is evolving, and we lead the way by making complex HR, payroll, and benefits simple for our clients.

Paychex Flex® is our proprietary HCM software-as-a-service (“SaaS”) platform that unites HR, payroll, time and attendance, and benefits processes to maximize efficiency and savings. Paychex Flex helps clients manage the employee life cycle from recruiting and hiring to retirement through an integrated suite of solutions. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily add on services as they grow. In addition, we provide comprehensive HR solutions to help our clients plan, manage, and comply with all aspects of HR.

Our portfolio of HCM and employee benefit-related solutions is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2022.

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

We continue to focus on driving growth in the number of clients, revenue per client, total revenue, and profit, while providing industry-leading technology solutions and services to our clients and their employees. We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and service capabilities will position us to capitalize on opportunities for long-term growth.

We closely monitor the evolving challenges and needs of small- and mid-sized businesses. As a leader in innovative technology solutions, we provide employers with the digital tools and HR expertise to hire, engage, train, and retain top talent in this challenging workforce environment. We continue to find opportunities to innovate our HCM solutions to help our customers address these challenges. An example of our innovative technology is our recently introduced, industry first, Paychex Voice Assist. Paychex Voice Assist enables payroll administrators to run payroll through any Google Assistant-compatible device for a hands-free experience, simplifying and automating the payroll process with the sound of a verified user’s voice. Capabilities of the feature include starting a pay period or acting on one already in progress, applying standard pay, pay adjustments, reviewing totals, and submitting payroll for processing through a robust and resilient artificial intelligence (“AI”) assistant with built-in verifications for user authentication.

First Quarter Business Highlights

Highlights compared to the prior year period are as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2022	2021	Change(2)
Total service revenue	$1,188.3	$1,068.4	11%
Total revenue	$1,206.2	$1,082.9	11%
Operating income	$495.6	$442.9	12%
Net income	$379.2	$333.6	14%
Adjusted net income(1)	$371.9	$323.2	15%
Diluted earnings per share	$1.05	$0.92	14%
Adjusted diluted earnings per share(1)	$1.03	$0.89	16%
Dividends paid to stockholders	$284.6	$238.1	20%

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

For further analysis of our results of operations for the first quarter and prior year period, and our financial position as of August 31, 2022, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2022	2021	Change(1)
Revenue:
Management Solutions	$905.5	$805.5	12%
PEO and Insurance Solutions	282.8	262.9	8%
Total service revenue	1,188.3	1,068.4	11%
Interest on funds held for clients	17.9	14.5	24%
Total revenue	1,206.2	1,082.9	11%
Total expenses	710.6	640.0	11%
Operating income	495.6	442.9	12%
Other (expense)/income, net	(3.6)	1.0	n/m %
Income before income taxes	492.0	443.9	11%
Income taxes	112.8	110.3	(2)%
Effective income tax rate	22.9%	24.9%
Net income	$379.2	$333.6	14%
Diluted earnings per share	$1.05	$0.92	14%

(1) Percentage changes are calculated based on unrounded numbers.

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $905.5 million for the first quarter, reflecting an increase of 12%:

o
Growth in the number of client employees served for HCM and additional worksite employees for HR Solutions;
o
Improved revenue per client resulting from price realization and higher product penetration, including strong demand for HR Solutions, retirement, and time and attendance solutions; and

o
Expansion of HCM ancillary services.

•
PEO and Insurance Solutions revenue: $282.8 million for the first quarter, reflecting an increase of 8%:

o
Growth in the number of average worksite employees; and
o
Increase in PEO health insurance revenue.

•
Interest on funds held for clients and Corporate investment income: $17.9 million for the first quarter, reflecting an increase of 24% due to higher average invested balances and higher average interest rates earned.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended
	August 31,
$ in millions	2022	2021	Change(1)
Average investment balances:
Funds held for clients	$4,118.0	$3,897.5	6%
Corporate cash equivalents and investments	1,394.6	1,197.1	16%
Total	$5,512.6	$5,094.6	8%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	1.7%	1.5%
Corporate cash equivalents and investments	1.5%	0.1%
Combined funds held for clients and corporate cash equivalents and investments	1.7%	1.1%

Total net realized gains	$0.1	$0.1

(1) Percentage changes are calculated based on unrounded numbers.

	August 31,	May 31,
$ in millions	2022	2022
Net unrealized losses on available for sale (“AFS”) securities (1)	$(175.6)	$(136.3)
Federal Funds rate (2)	2.50%	1.00%
Total fair value of AFS securities	$2,724.8	$4,029.2
Weighted-average duration of AFS securities in years (3)	3.1	3.2
Weighted-average yield-to-maturity of AFS securities (3)	1.9%	1.9%

(1) The net unrealized loss on our investment portfolio was approximately $244.6 million as of September 27, 2022.

(2) The Federal Funds rate was in the range of 2.25% to 2.50% as of August 31, 2022 and in the range of 0.75% to 1.00% as of May 31, 2022. Effective September 22, 2022, the Federal Reserve increased the Federal Funds rate to a range of 3.00% to 3.25%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the period below:

	For the three months ended
	August 31,
In millions	2022	2021	Change(1)
Compensation-related expenses	$426.6	$382.9	11%
PEO insurance costs	104.5	96.0	9%
Depreciation and amortization	44.0	45.7	(4)%
Other expenses	135.5	115.4	17%
Total expenses	$710.6	$640.0	11%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 11% to $710.6 million for the first quarter compared to the prior year period. Total expenses increased as a result of the following:

•
Compensation-related expenses: $426.6 million for the first quarter, reflecting an increase of 11%, due to increases in headcount and wage rates.
•
PEO insurance costs: $104.5 million for the first quarter, reflecting an increase of 9%, as a result of higher health insurance enrollment.
•
Other expenses: $135.5 million for the first quarter, reflecting an increase and 17%, due to general cost increases to support business growth.

Operating income: Operating income increased 12% to $495.6 million for the first quarter, as a result of double-digit revenue growth which outpaced expense increases as previously discussed.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended
	August 31,
	2022	2021
Operating margin	41.1%	40.9%

Fluctuations in this metric was attributable to the factors previously discussed.

Income taxes: Our effective income tax rate was 22.9% for the first quarter, compared to 24.9%, for the prior year period. Both periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments. The prior year period was also impacted by an increase in state taxes.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended
	August 31,
$ in millions	2022	2021	Change
Net income	$379.2	$333.6	14%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(7.3)	(10.4)
Adjusted net income	$371.9	$323.2	15%

Diluted earnings per share(2)	$1.05	$0.92	14%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.02)	(0.03)
Adjusted diluted earnings per share	$1.03	$0.89	16%

Net income	$379.2	$333.6	14%
Non-GAAP adjustments:
Interest expense, net	3.7	9.0
Income taxes	112.8	110.3
Depreciation and amortization expense	44.0	45.7
Total non-GAAP adjustments	160.5	165.0
EBITDA	$539.7	$498.6	8%

(1) Excess tax benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.

(2) The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted net income, adjusted diluted earnings per share, and EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations’ performance period over period. Adjusted net income, adjusted diluted earnings per share, and EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of net income, and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.3 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $808.1 million as of August 31, 2022. Our primary source of cash is our ongoing operations. Cash flow from operations was $364.3 billion for the first quarter. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of August 31, 2022, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of August 31, 2022 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2022 for further discussion on our credit facilities.

Details of our credit facilities as of August 31, 2022 were as follows:

		Maximum	August 31, 2022
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	10.3	239.7
Total Lines of Credit Outstanding and Available			$10.3	$1,989.7

Amounts outstanding under the PNC credit facility as of August 31, 2022 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the first quarter and the prior year period were as follows:

	For the three months ended August 31, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$10.6
Weighted-average amount borrowed	$—	$—	$10.2
Weighted-average interest rate	—%	—%	3.15%

	For the three months ended August 31, 2021
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$106.5
Weighted-average amount borrowed	$—	$—	$8.3
Weighted-average interest rate	—%	—%	1.15%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to August 31, 2022, there were no additional overnight borrowings under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2022 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2022, we had irrevocable standby letters of credit available totaling $140.2 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between November 9, 2022 and August 24, 2023. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2022.

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

Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2022 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $7.6 million of capital assets as of August 31, 2022. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of August 31, 2022, we have contributed approximately $19.0 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2022. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2022	2021	Change
Net cash provided by operating activities	$364.3	$385.6	$(21.3)
Net cash provided by/(used in) investing activities	1,223.1	(22.3)	1,245.4
Net cash used in financing activities	(809.7)	(211.7)	(598.0)
Net change in cash, restricted cash, and equivalents	$777.7	$151.6	$626.1

Cash dividends per common share	$0.79	$0.66

The changes in our cash flow for the first quarter compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2; partially offsets

•
Cash outflow for changes in funding for temporary staffing clients; and
•
Cash outflow for various changes in other assets and liabilities.

Investing Cash Flow Activities

•
The increase in cash provided was primarily related to an increase in the net sales of VRDNs, that were reinvested into cash/money market accounts due to more favorable interest rates;

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and market conditions. Amounts will vary based upon the timing of collection from clients and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section of this Item 2.

Financing Cash Flow Activities

•
Increase in net cash outflows from changes in client fund obligations due the timing of collections and remittances of client funds,
•
Dividends paid increased compared to the prior year period due to an increase in our quarterly dividend from $0.66 per share to $0.79 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors, and
•
Decrease in cash inflows from equity-based plans primarily due to a decrease in the number of stock options exercised during the fiscal 2023 period when compared with the fiscal 2022 period.

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

During the first quarter, our primary short-term investment vehicles were bank demand deposit accounts, VRDNs, and commercial paper. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 1.7% compared to 1.1% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of August 31, 2022 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2022 are shown below by expected maturity.

	August 31, 2022

	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$289.4	$288.4
Due after one year through three years	746.9	728.0
Due after three years through five years	1,421.1	1,312.3
Due after five years	443.0	396.1
Total	$2,900.4	$2,724.8

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2022, the Federal Funds rate was in the range of 2.25% to 2.50%. Effective September 22, 2022, the Federal Reserve raised the Federal Funds rate 75 basis points placing it in the range of 3.00% to 3.25%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. We will continue to monitor the market and economic conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $6.0 billion for the year ended May 31, 2023. Our anticipated allocation is approximately 50% invested in short-term securities and VRDNs with an average duration of less than 30 days and 50% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $175.6 million as of August 31, 2022 and $136.3 million as of May 31, 2022. During the first quarter, the net unrealized loss on our investment portfolios ranged from a loss of $126.5 million to a loss of $197.3 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $244.6 million as of September 27, 2022.

As of August 31, 2022 and May 31, 2022, we had $2.7 billion and $4.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 1.9% as of August 31, 2022 and as of May 31, 2022, respectively. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of August 31, 2022, would be in the range of $20.0 million to $25.0 million.

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

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2022 were not impaired as a result of the previously discussed reasons. While $2.7 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $175.6 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of August 31, 2022 and May 31, 2022 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations as of August 31, 2022.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2022, filed with the SEC on July 15, 2022. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of August 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2022. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended August 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock with authorization expiring on January 31, 2024. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the first quarter and $327.1 million remains available for share repurchases in total under the program.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*#	10.1	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Board).
*#	10.2	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Officer).
*#	10.3	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Senior Management).
*#	10.4	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Management).
*#	10.5	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Special Award).
*#	10.6	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of 2022-2024 Performance Restricted Stock Unit Award Agreement.
*#	10.7	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Non-Qualified Stock Option Award Agreement (Board).
*#	10.8	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Non-Qualified Stock Option Award Agreement (Officer).
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibit filed with this report

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	September 29, 2022	/s/ Martin Mucci
Martin Mucci
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date:	September 29, 2022	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 29, 2022	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)