Form 10-Q
period 2022-11-30
PAYCHEX INC
filed 2022-12-22
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

As of November 30, 2022, 360,466,548 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Revenue:
Management Solutions	$895.3	$832.0	$1,800.8	$1,637.5
PEO and Insurance Solutions	273.3	262.4	556.1	525.3
Total service revenue	1,168.6	1,094.4	2,356.9	2,162.8
Interest on funds held for clients	21.7	14.1	39.6	28.6
Total revenue	1,190.3	1,108.5	2,396.5	2,191.4
Expenses:
Cost of service revenue	359.3	331.6	710.3	644.1
Selling, general and administrative expenses	358.7	336.6	718.3	664.1
Total expenses	718.0	668.2	1,428.6	1,308.2
Operating income	472.3	440.3	967.9	883.2
Other income/(expense), net	2.9	(2.7)	(0.7)	(1.7)
Income before income taxes	475.2	437.6	967.2	881.5
Income taxes	114.9	105.5	227.7	215.8
Net income	$360.3	$332.1	$739.5	$665.7

Other comprehensive loss, net of tax	(26.9)	(41.3)	(64.4)	(48.0)
Comprehensive income	$333.4	$290.8	$675.1	$617.7

Basic earnings per share	$1.00	$0.92	$2.05	$1.85
Diluted earnings per share	$0.99	$0.91	$2.04	$1.83
Weighted-average common shares outstanding	360.5	360.7	360.2	360.4
Weighted-average common shares outstanding, assuming dilution	362.3	363.1	362.3	362.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2022	2022
Assets
Cash and cash equivalents	$1,096.5	$370.0
Restricted cash	57.8	50.3
Corporate investments	165.6	853.9
Interest receivable	23.2	22.3
Accounts receivable, net of allowance for credit losses	873.6	723.8
PEO unbilled receivables, net of advance collections	494.8	572.1
Prepaid income taxes	67.3	34.0
Prepaid expenses and other current assets	286.7	272.3
Current assets before funds held for clients	3,065.5	2,898.7
Funds held for clients	3,132.7	3,682.9
Total current assets	6,198.2	6,581.6
Long-term restricted cash	10.4	25.5
Long-term corporate investments	3.9	5.0
Property and equipment, net of accumulated depreciation	393.0	401.3
Operating lease right-of-use assets, net of accumulated amortization	70.7	78.7
Intangible assets, net of accumulated amortization	203.9	224.6
Goodwill	1,830.0	1,831.5
Long-term deferred costs	443.6	433.3
Other long-term assets	60.6	53.7
Total assets	$9,214.3	$9,635.2
Liabilities
Accounts payable	$86.7	$105.7
Accrued corporate compensation and related items	173.8	225.4
Accrued worksite employee compensation and related items	742.0	683.4
Short-term borrowings	10.1	8.7
Deferred revenue	44.8	38.4
Other current liabilities	346.1	388.4
Current liabilities before client fund obligations	1,403.5	1,450.0
Client fund obligations	3,350.4	3,819.2
Total current liabilities	4,753.9	5,269.2
Accrued income taxes	65.6	58.1
Deferred income taxes	129.8	165.5
Long-term borrowings, net of debt issuance costs	797.9	797.7
Operating lease liabilities	66.8	74.8
Other long-term liabilities	195.0	184.7
Total liabilities	6,009.0	6,550.0
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.5 shares as of November 30, 2022 and 359.9 shares as of May 31, 2022	3.6	3.6
Additional paid-in capital	1,588.6	1,545.9
Retained earnings	1,811.4	1,669.6
Accumulated other comprehensive loss	(198.3)	(133.9)
Total stockholders’ equity	3,205.3	3,085.2
Total liabilities and stockholders’ equity	$9,214.3	$9,635.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2
Net income	—	—	—	739.5	—	739.5
Unrealized losses on securities, net of $20.0 million in tax benefit	—	—	—	—	(61.3)	(61.3)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($1.58 per share)	—	—	—	(569.6)	—	(569.6)
Stock-based compensation costs	—	—	29.7	—	—	29.7
Foreign currency translation adjustment	—	—	—	—	(3.0)	(3.0)
Activity related to equity-based plans	0.6	0.0	13.0	(28.1)	—	(15.1)
Balance as of November 30, 2022	360.5	$3.6	$1,588.6	$1,811.4	$(198.3)	$3,205.3

	For the three months ended November 30, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of August 31, 2022	360.4	$3.6	$1,568.9	$1,736.3	$(171.4)	$3,137.4
Net income	—	—	—	360.3	—	360.3
Unrealized losses on securities, net of $10.3 million in tax benefit	—	—	—	—	(31.8)	(31.8)
Reclassification adjustment for realized losses on securities, net of $ - million in tax benefit (1)	—	—	—	—	—	—
Cash dividends declared ($0.79 per share)	—	—	—	(284.9)	—	(284.9)
Stock-based compensation costs	—	—	15.3	—	—	15.3
Foreign currency translation adjustment	—	—	—	—	4.9	4.9
Activity related to equity-based plans	0.1	0.0	4.4	(0.3)	—	4.1
Balance as of November 30, 2022	360.5	$3.6	$1,588.6	$1,811.4	$(198.3)	$3,205.3

(1)
Reclassification adjustments out of accumulated other comprehensive (loss)/income for realized gains, net of tax, on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

See Notes to Consolidated Financial Statements.

	For the six months ended November 30, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	665.7	—	665.7
Unrealized losses on securities, net of $10.6 million in tax benefit	—	—	—	—	(32.7)	(32.7)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($1.32 per share)	—	—	—	(476.4)	—	(476.4)
Stock-based compensation costs	—	—	26.4	—	—	26.4
Foreign currency translation adjustment	—	—	—	—	(15.2)	(15.2)
Activity related to equity-based plans	1.0	0.0	32.4	(28.3)	—	4.1
Balance as of November 30, 2021	360.8	$3.6	$1,505.5	$1,606.9	$3.8	$3,119.8

	For the three months ended November 30, 2021
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income	Total
Balance as of August 31, 2021	360.6	$3.6	$1,481.5	$1,513.3	$45.1	$3,043.5
Net income	—	—	—	332.1	—	332.1
Unrealized losses on securities, net of $10.5 million in tax benefit	—	—	—	—	(32.2)	(32.2)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	—	—
Cash dividends declared ($0.66 per share)	—	—	—	(238.3)	—	(238.3)
Acquisition of businesses	—	—	—	—	—	—
Stock-based compensation costs	—	—	14.0	—	—	14.0
Foreign currency translation adjustment	—	—	—	—	(9.1)	(9.1)
Activity related to equity-based plans	0.2	0.0	10.0	(0.2)	—	9.8
Balance as of November 30, 2021	360.8	$3.6	$1,505.5	$1,606.9	$3.8	$3,119.8

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2022	2021
Operating activities
Net income	$739.5	$665.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.3	94.3
Amortization of premiums and discounts on AFS securities, net	11.2	15.3
Amortization of deferred contract costs	107.5	99.1
Stock-based compensation costs	29.7	26.4
(Benefit from)/provision for deferred income taxes	(15.3)	5.5
Provision for credit losses	8.1	1.0
Net realized gains on sales of AFS securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	(0.9)	1.7
Accounts receivable and PEO unbilled receivables, net	(80.6)	(320.4)
Prepaid expenses and other current assets	(43.4)	(35.2)
Accounts payable and other current liabilities	(46.9)	95.0
Deferred costs	(122.1)	(112.6)
Net change in other long-term assets and liabilities	13.8	20.6
Net change in operating lease right-of-use assets and liabilities	(2.9)	(0.9)
Net cash provided by operating activities	685.9	555.4
Investing activities
Purchases of AFS securities	(6,504.9)	(1,889.8)
Proceeds from sales and maturities of AFS securities	7,631.3	1,534.6
Purchases of property and equipment	(65.9)	(64.6)
Proceeds from sales of property and equipment	9.7	—
Acquisition of businesses, net of cash acquired	—	(24.9)
Purchases of other assets, net	(8.6)	(6.7)
Net cash provided by/(used in) investing activities	1,061.6	(451.4)
Financing activities
Net change in client fund obligations	(468.7)	167.9
Net change in short-term borrowings	2.0	1.5
Dividends paid	(569.3)	(476.4)
Activity related to equity-based plans	(15.1)	4.1
Net cash used in financing activities	(1,051.1)	(302.9)
Net change in cash, restricted cash, and equivalents	696.4	(198.9)
Cash, restricted cash, and equivalents, beginning of period	928.4	1,823.1
Cash, restricted cash, and equivalents, end of period	$1,624.8	$1,624.2

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,096.5	$636.2
Restricted cash	68.2	82.4
Restricted cash and restricted cash equivalents included in funds held for clients	460.1	905.6
Total cash, restricted cash, and equivalents	$1,624.8	$1,624.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2022

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses in the United States (“U.S.”) and parts of Europe. The Company also has operations India. Paychex, a Delaware corporation formed in 1979, reports as one segment.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2022 (“fiscal 2022”). Operating results and cash flows for the six months ended November 30, 2022 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2023 (“fiscal 2023”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $20.4 million and $18.2 million as of November 30, 2022 and May 31, 2022, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $277.1 million and $123.2 million as of November 30, 2022 and May 31, 2022, respectively. Purchased receivables, at gross, were $616.9 million and $618.8 million as of November 30, 2022 and May 31, 2022, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and six months ended November 30, 2022 and November 30, 2021. No single client had a material impact on total accounts receivable as of November 30, 2022 and May 31, 2022 or service revenue and results of operations for the three and six months ended November 30, 2022 and November 30, 2021.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2022 and May 31, 2022, advance collections were $34.4 million and $2.6 million, respectively.

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

With respect to PEO health insurance coverage, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains claims risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability is $0.5 million under its policies covering both fiscal 2023 and fiscal 2022.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $15.3 million and $29.7 million for the three and six months ended November 30, 2022, respectively, as compared with $14.0 million and $26.4 million, respectively, for the three and six months ended November 30, 2021. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2022.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the six months ended November 30, 2022 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Payroll wages and payroll taxes	$6,333.3	$5,806.1	$12,671.1	$11,363.3
State unemployment insurance (included in payroll wages and payroll taxes)	30.3	18.6	$39.8	$34.0
Guaranteed cost benefit plans	180.3	156.7	$337.0	$307.6

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Balance, beginning of period	$52.2	$41.5	$48.9	$40.2
Deferral of revenue	10.0	8.7	20.1	16.3
Recognition of unearned revenue	(7.0)	(6.4)	(13.8)	(12.7)
Balance, end of period	$55.2	$43.8	$55.2	$43.8

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of November 30, 2022, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2023 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2023	$13.1
2024	20.6
Thereafter	21.5
Total recognition of unearned revenue	$55.2

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2022 or November 30, 2021.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Balance, beginning of period	$560.6	$491.9	$550.2	$488.2
Capitalization of costs	50.0	52.4	107.0	99.0
Amortization	(48.0)	(43.8)	(94.6)	(86.7)
Balance, end of period	$562.6	$500.5	$562.6	$500.5

Costs to fulfill contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Balance, beginning of period	$73.4	$70.2	$72.3	$69.3
Capitalization of costs	7.6	6.5	15.1	13.6
Amortization	(6.5)	(6.2)	(12.9)	(12.4)
Balance, end of period	$74.5	$70.5	$74.5	$70.5

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2022	2021	2022	2021
Basic earnings per share:
Net income	$360.3	$332.1	$739.5	$665.7
Weighted-average common shares outstanding	360.5	360.7	360.2	360.4
Basic earnings per share	$1.00	$0.92	$2.05	$1.85
Diluted earnings per share:
Net income	$360.3	$332.1	$739.5	$665.7
Weighted-average common shares outstanding	360.5	360.7	360.2	360.4
Dilutive effect of common share equivalents	1.8	2.4	2.1	2.5
Weighted-average common shares outstanding, assuming dilution	362.3	363.1	362.3	362.9
Diluted earnings per share	$0.99	$0.91	$2.04	$1.83
Weighted-average anti-dilutive common share equivalents	0.9	0.4	0.7	0.3

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Interest income on corporate investments	$10.1	$0.4	$15.5	$0.6
Interest expense	(9.2)	(9.3)	(18.3)	(18.5)
Other	2.0	6.2	2.1	16.2
Other income/(expense), net	$2.9	$(2.7)	$(0.7)	$(1.7)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	November 30, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$460.1	$—	$—	$460.1
AFS securities:
Asset-backed securities	51.6	—	(2.1)	49.5
Corporate bonds	773.6	1.5	(36.2)	738.9
Municipal bonds	1,469.6	0.0	(133.7)	1,335.9
U.S. government agency and treasury securities	602.0	—	(47.3)	554.7
Variable rate demand notes	131.3	—	—	131.3
Total AFS securities	3,028.1	1.5	(219.3)	2,810.3
Other	33.2	1.5	(2.9)	31.8
Total funds held for clients and corporate investments	$3,521.4	$3.0	$(222.2)	$3,302.2

	May 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$482.6	$—	$—	$482.6
AFS securities:
Asset-backed securities	68.5	0.0	(1.3)	67.2
Corporate bonds	699.3	1.8	(19.0)	682.1
Municipal bonds	1,577.6	0.6	(92.4)	1,485.8
U.S. government agency and treasury securities	574.5	0.3	(26.3)	548.5
Variable rate demand notes	1,245.6	—	—	1,245.6
Total AFS securities	4,165.5	2.7	(139.0)	4,029.2
Other	30.4	1.8	(2.2)	30.0
Total funds held for clients and corporate investments	$4,678.5	$4.5	$(141.2)	$4,541.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of November 30, 2022 were bank demand deposit accounts, time deposits, money market funds and commercial paper with a maturity of 90 days or less at acquisition.

Included in asset-backed securities as of November 30, 2022 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through November 30, 2022.

Included in corporate bonds as of November 30, 2022 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from December 1, 2022 through December 13, 2028.

Included in municipal bonds as of November 30, 2022 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from December 1, 2022 through April 1, 2030.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	November 30,	May 31,
In millions	2022	2022
Funds held for clients	$3,132.7	$3,682.9
Corporate investments	165.6	853.9
Long-term corporate investments	3.9	5.0
Total funds held for clients and corporate investments	$3,302.2	$4,541.8

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

The Company’s AFS securities reflected net unrealized losses of $217.8 million and $136.3 million as of November 30, 2022 and May 31, 2022, respectively. Included in net unrealized losses as of November 30, 2022 and May 31, 2022, were 1,105 and 817 AFS securities in an unrealized loss position, representing approximately 97% and 64% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	November 30, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.8)	$35.4	$(1.3)	$14.1	$(2.1)	$49.5
Corporate bonds	(23.4)	584.0	(12.8)	93.7	(36.2)	677.7
Municipal bonds	(38.6)	721.7	(95.1)	606.5	(133.7)	1,328.2
U.S. government agency and treasury securities	(29.9)	441.6	(17.4)	113.1	(47.3)	554.7
Total	$(92.7)	$1,782.7	$(126.6)	$827.4	$(219.3)	$2,610.1

	May 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.9)	$48.5	$(0.3)	$5.7	$(1.2)	$54.2
Corporate bonds	(17.5)	425.4	(1.5)	16.7	(19.0)	442.1
Municipal bonds	(81.9)	1,171.5	(10.6)	86.6	(92.5)	1,258.1
U.S. government agency and treasury securities	(15.9)	414.2	(10.4)	91.7	(26.3)	505.9
Total	$(116.2)	$2,059.6	$(22.8)	$200.7	$(139.0)	$2,260.3

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of November 30, 2022 that had gross unrealized losses of $219.3 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2022 and as of May 31, 2022 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2022	2021	2022	2021
Gross realized gains	$0.0	$0.0	$0.1	$0.1
Gross realized losses	(0.0)	(0.0)	(0.0)	(0.0)
Net realized gains	$(0.0)	$0.0	$0.1	$0.1

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2022 are shown below by expected maturity.

	November 30, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$307.3	$305.0
Due after one year through three years	845.5	809.7
Due after three years through five years	1,399.4	1,259.5
Due after five years	475.9	436.1
Total	$3,028.1	$2,810.3

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$0.9	$—	$0.9	$—
Time deposits	59.3	—	59.3	—
Money market securities	20.4	20.4	—	—
Total restricted and unrestricted cash equivalents	$80.6	$20.4	$60.2	$—
AFS securities:
Asset-backed securities	$49.5	$—	$49.5	$—
Corporate bonds	738.9	—	738.9	—
Municipal bonds	1,335.9	—	1,335.9	—
U.S. government agency and treasury securities	554.7	—	554.7	—
VRDNs	131.3	—	131.3	—
Total AFS securities	$2,810.3	$—	$2,810.3	$—
Other	$31.8	$31.8	$—	$—
Liabilities:
Other long-term liabilities	$31.7	$31.7	$—	$—

	May 31, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$5.2	$—	$5.2	$—
Time deposits	187.9	—	187.9	—
VRDNs	10.0	—	10.0	—
Money market securities	$16.1	$16.1	$—	$—
Total restricted and unrestricted cash equivalents	$219.2	$16.1	$203.1	$—
AFS securities:
Asset-backed securities	$67.2	$—	$67.2	$—
Corporate bonds	682.1	—	682.1	—
Municipal bonds	1,485.8	—	1,485.8	—
U.S. government agency and treasury securities	548.5	—	548.5	—
VRDNs	1,245.6	—	1,245.6	—
Total AFS securities	$4,029.2	$—	$4,029.2	$—
Other	$30.0	$30.0	$—	$—
Liabilities:
Other long-term liabilities	$29.9	$29.9	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of November 30, 2022 and May 31, 2022, the fair value of long-term borrowings, net of debt issuance costs was $392.5 million and $404.1 million for the Senior Notes, Series A, respectively, and $389.5 million and $402.5 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $31.7 million and $63.1 million for the three and six months ended November 30, 2022, compared to $32.5 million and $63.2 million for the three and six months ended November 30, 2021.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $12.6 million and $25.2 million for the three and six months ended November 30, 2022, compared to $16.1 million and $31.1 million for the three and six months ended November 30, 2021. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2022 or November 30, 2021.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 4.97% and 2.34% as of November 30, 2022 and May 31, 2022, respectively. The unused amount available under these credit facilities as of November 30, 2022 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2022.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $141.5 million and $140.2 million as of November 30, 2022 and May 31, 2022, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 5, 2022 and November 22, 2023. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2022 and November 30, 2021, or as of May 31, 2022.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2022. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2022.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements, joint ventures and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $10.4 million as of November 30, 2022 and $7.6 million as of May 31, 2022.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2022. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 24.2% and 24.1% for the three months ended November 30, 2022 and 2021, respectively, and 23.5% and 24.5% for the six months ended November 30, 2022 and 2021, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments. The effective income tax rate for the six months ended November 30, 2021 was also impacted by an increase in state taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2022 (the “second quarter”), the six months ended November 30, 2022 (the “six months”), the respective prior year periods ended November 30, 2021 (the “prior year periods”), and our financial condition as of November 30, 2022. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2022 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2022 (“fiscal 2022”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “outlook,” “will,” “would,” “project,” “projections,” “strategy,” “anticipate,” “believe,” “could,” “may,” “potential,” “purpose,” “mission,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

Overview

We are a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses and their employees across the United States (“U.S.”) and parts of Europe. We offer a comprehensive portfolio of technology solutions and HR advisory services that help our clients address the evolving challenges of HR. Our purpose is to empower our clients to focus on their success and help them navigate the complexities of HR and payroll.

Paychex Flex® is our proprietary HCM software-as-a-service (“SaaS”) platform that unites HR, payroll, time and attendance, and benefits processes to maximize efficiency and savings. Paychex Flex helps clients manage the employee life cycle from recruiting and hiring to retirement through an integrated suite of solutions and digital support capabilities. It utilizes a single cloud-based platform, with single client and employee records that allows a client to customize their set of solutions and modify it as their needs change. In addition, we provide comprehensive HR solutions and advisory services to help our clients plan, manage, and comply with all aspects of HR.

Our portfolio of technology and HR advisory services and employee benefit-related solutions is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2022.

Our strategy focuses on providing industry-leading, integrated technology; delivering superior customer experiences; expanding our leadership in HR; growing our client bases; and engaging in strategic acquisitions. We believe that successfully executing this strategy will lead to strong, long-term financial performance.

We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our products, people, and digital capabilities will position us to capitalize on opportunities for long-term growth.

We closely monitor the evolving challenges and needs of small- and mid-sized businesses. Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, engage, train, and retain top talent in this challenging workforce environment. As businesses operate in a tight labor market, having an online portal for employee self-service that is intuitive and easy-to-use helps increase employee retention and efficiency for our clients. Recent enhancements to our Paychex Flex platform were designed to improve the client and employee experiences from hiring and onboarding through employee retention.

Second Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2022	2021	Change(2)	2022	2021	Change(2)
Total service revenue	$1,168.6	$1,094.4	7%	$2,356.9	$2,162.8	9%
Total revenue	$1,190.3	$1,108.5	7%	$2,396.5	$2,191.4	9%
Operating income	$472.3	$440.3	7%	$967.9	$883.2	10%
Net income	$360.3	$332.1	8%	$739.5	$665.7	11%
Adjusted net income(1)	$359.4	$329.8	9%	$731.3	$653.0	12%
Diluted earnings per share	$0.99	$0.91	9%	$2.04	$1.83	11%
Adjusted diluted earnings per share(1)	$0.99	$0.91	9%	$2.02	$1.80	12%
Dividends paid to stockholders	$284.7	$238.3	19%	$569.3	$476.4	20%

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.
(2)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the second quarter and six months, the prior year periods, and our financial position as of November 30, 2022, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2022	2021	Change(1)	2022	2021	Change(1)
Revenue:
Management Solutions	$895.3	$832.0	8%	$1,800.8	$1,637.5	10%
PEO and Insurance Solutions	273.3	262.4	4%	556.1	525.3	6%
Total service revenue	1,168.6	1,094.4	7%	2,356.9	2,162.8	9%
Interest on funds held for clients	21.7	14.1	54%	39.6	28.6	39%
Total revenue	1,190.3	1,108.5	7%	2,396.5	2,191.4	9%
Total expenses	718.0	668.2	7%	1,428.6	1,308.2	9%
Operating income	472.3	440.3	7%	967.9	883.2	10%
Other income/(expense), net	2.9	(2.7)	n/m	(0.7)	(1.7)	n/m
Income before income taxes	475.2	437.6	9%	967.2	881.5	10%
Income taxes	114.9	105.5	9%	227.7	215.8	6%
Effective income tax rate	24.2%	24.1%		23.5%	24.5%
Net income	$360.3	$332.1	8%	$739.5	$665.7	11%
Diluted earnings per share	$0.99	$0.91	9%	$2.04	$1.83	11%

(1) Percentage changes are calculated based on unrounded numbers.

The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $895.3 million for the second quarter and $1.8 billion for the six months, reflecting increases of 8% and 10%, respectively:

o
Growth in the number of clients and clients' employees served for HCM and additional worksite employees for HR Solutions;
o
Expanded revenue per client resulting from price realization and higher product attachment, including increased demand for HR Solutions, retirement, and time and attendance solutions; and
o
Continued demand for HCM ancillary services.

•
PEO and Insurance Solutions revenue: $273.3 million for the second quarter and $556.1 million for the six months, reflecting increases of 4% and 6%, respectively:

o
Growth in the number of average worksite employees; and
o
Increase in PEO health insurance revenue.

•
Interest on funds held for clients: $21.7 million for the second quarter and $39.6 million for the six months, reflecting increases of 54% and 39%, respectively, due to higher average interest rates earned and higher average invested balances.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2022	2021	Change(1)	2022	2021	Change(1)
Average investment balances:
Funds held for clients	$4,012.7	$3,917.5	2%	$4,065.4	$3,907.5	4%
Corporate cash equivalents and investments	1,349.3	1,182.8	14%	1,363.0	1,189.9	15%
Total	$5,362.0	$5,100.3	5%	$5,428.4	$5,097.4	6%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	2.2%	1.4%		1.9%	1.5%
Corporate cash equivalents and investments	3.0%	0.1%		2.3%	0.1%
Combined funds held for clients and corporate cash equivalents and investments	2.4%	1.1%		2.0%	1.1%

Total net realized (losses)/gains	$(0.0)	$0.0		$0.1	0.1

(1) Percentage changes are calculated based on unrounded numbers.

	November 30,	May 31,
$ in millions	2022	2022
Net unrealized losses on available for sale (“AFS”) securities (1)	$(217.8)	$(136.3)
Federal Funds rate (2)	4.00%	1.00%
Total fair value of AFS securities	$2,810.3	$4,029.2
Weighted-average duration of AFS securities in years (3)	3.0	3.2
Weighted-average yield-to-maturity of AFS securities (3)	2.0%	1.9%

(1) The net unrealized loss on our investment portfolio was approximately $212.1 million as of December 20, 2022.

(2) The Federal Funds rate was in the range of 3.75% to 4.00% as of November 30, 2022 and in the range of 0.75% to 1.00% as of May 31, 2022. Effective December 15, 2022, the Federal Reserve increased the Federal Funds rate to a range of 4.25% to 4.50%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2022	2021	Change(1)	2022	2021	Change(1)
Compensation-related expenses	$442.8	$394.2	12%	$869.4	$777.1	12%
PEO insurance costs	102.9	100.2	3%	207.4	196.2	6%
Depreciation and amortization	44.3	48.6	(9)%	88.3	94.3	(6)%
Other expenses	128.0	125.2	2%	263.5	240.6	10%
Total expenses	$718.0	$668.2	7%	$1,428.6	$1,308.2	9%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 7% to $718.0 million for the second quarter and 9% to $1.4 billion for the six months compared to the prior year periods. Total expenses increased as a result of the following:

•
Compensation-related expenses: $442.8 million for the second quarter and $869.4 million for the six months, both periods reflecting an increase of 12%, due to increases in headcount and wage rates.
•
Other expenses: $128.0 million for the second quarter and $263.5 million for the six months, reflecting an increase of 2% for the second quarter and 10% for the six months, due to general cost increases to support business growth.

Operating income: Operating income increased 7% to $472.3 million and 10% to $967.9 million for the six months, as a result of revenue growth outpacing expense increases as previously discussed.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2022	2021	2022	2021
Operating margin	39.7%	39.7%	40.4%	40.3%

Income taxes: Our effective income tax rate was 24.2% for the second quarter and 23.5% for the six months ended November 30, 2022, compared to 24.1% and 24.5%, for the prior year periods. Both periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments. The six months ended November 30, 2021 were also impacted by an increase in state taxes.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2022	2021	Change	2022	2021	Change
Net income	$360.3	$332.1	8%	$739.5	$665.7	11%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.9)	(2.3)		(8.2)	(12.7)
Adjusted net income	$359.4	$329.8	9%	$731.3	$653.0	12%

Diluted earnings per share(2)	$0.99	$0.91	9%	$2.04	$1.83	11%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	—	(0.01)		(0.02)	(0.03)
Adjusted diluted earnings per share	$0.99	$0.91	9%	$2.02	$1.80	12%

Net income	$360.3	$332.1	8%	$739.5	$665.7	11%
Non-GAAP adjustments:
Interest (income)/expense, net	(0.9)	8.9		2.8	17.9
Income taxes	114.9	105.5		227.7	215.8
Depreciation and amortization expense	44.3	48.6		88.3	94.3
Total non-GAAP adjustments	158.3	163.0		318.8	328.0
EBITDA	$518.6	495.1	5%	$1,058.3	$993.7	7%

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

In addition to reporting net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted net income, adjusted diluted earnings per share, and EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations’ performance period over period. Adjusted net income, adjusted diluted earnings per share, and EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of net income and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2022, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.3 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $808.0 million as of November 30, 2022. Our primary source of cash is our ongoing operations. Cash flow from operations was $685.9 million for the six months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of November 30, 2022, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of November 30, 2022 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities as of November 30, 2022 were as follows:

		Maximum	November 30, 2022
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2023	$250.0	10.1	239.9
Total Lines of Credit Outstanding and Available			$10.1	$1,989.9

Amounts outstanding under the PNC credit facility as of November 30, 2022 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the second quarter and the prior year period were as follows:

	For the three months ended November 30, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	91
Maximum amount borrowed	$—	$—	$10.4
Weighted-average amount borrowed	$—	$—	$10.0
Weighted-average interest rate	—%	—%	4.61%

	For the three months ended November 30, 2021
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	91
Maximum amount borrowed	$—	$—	$8.9
Weighted-average amount borrowed	$—	$—	$8.5
Weighted-average interest rate	—%	—%	1.21%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to November 30, 2022, there were no additional overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of November 30, 2022, we had irrevocable standby letters of credit available totaling $141.5 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 5, 2022 and November 22, 2023. No amounts were outstanding on these letters of credit during the second quarter or as of November 30, 2022.

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

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $10.4 million of capital assets as of November 30, 2022. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of November 30, 2022, we have contributed approximately $20.9 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2022. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the six months ended
	November 30,
In millions	2022	2021	Change
Net cash provided by operating activities	$685.9	$555.4	$130.5
Net cash provided by/(used in) investing activities	1,061.6	(451.4)	1,513.0
Net cash used in financing activities	(1,051.1)	(302.9)	(748.2)
Net change in cash, restricted cash, and equivalents	$696.4	$(198.9)	$895.3

Cash dividends per common share	$1.58	$1.32

The changes in our cash flow for the six months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Changes in funding for temporary staffing clients; partially offset by
•
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

Financing Cash Flow Activities

•
Increase in net cash outflows from changes in client fund obligations due the timing of collections and remittances of client funds,
•
Dividends paid increased compared to the prior year period due to an increase in our cumulative dividend from $1.32 per share to $1.58 per share for the six months. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors, and
•
Decrease in cash inflows from equity-based plans primarily due to a decrease in the number of stock options exercised during the fiscal 2023 period when compared with the fiscal 2022 period.

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

During the six months ended November 30, 2022, our primary short-term investment vehicles were bank demand deposit accounts, VRDNs, and commercial paper. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months ended November 30, 2022, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 2.0% compared to 1.1% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of November 30, 2022 had an average duration of 3.0 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2022 are shown below by expected maturity.

	November 30, 2022
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$307.3	$305.0
Due after one year through three years	845.5	809.7
Due after three years through five years	1,399.4	1,259.5
Due after five years	475.9	436.1
Total	$3,028.1	$2,810.3

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2022, the Federal Funds rate was in the range of 3.75% to 4.00%. Effective December 15, 2022, the Federal Reserve raised the Federal Funds rate 50 basis points placing it in the range of 4.25% to 4.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. We will continue to monitor the market and economic conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $217.8 million as of November 30, 2022 and $136.3 million as of May 31, 2022. During the six months ended November 30, 2022, the net unrealized loss on our investment portfolios ranged from a loss of $126.5 million to a loss of $263.6 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $212.1 million as of December 20, 2022.

As of November 30, 2022 and May 31, 2022, we had $2.8 billion and $4.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 2.0% as of November 30, 2022 and 1.9% as of May 31, 2022. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of November 30, 2022, would be in the range of $20.0 million to $25.0 million.

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

We are also exposed to interest rate risk through the use of our credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of November 30, 2022 were not impaired as a result of the previously discussed reasons. While $2.6 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $219.3 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of November 30, 2022 and May 31, 2022 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations as of November 30, 2022.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of November 30, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended November 30, 2022. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended November 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock with authorization expiring on January 31, 2024. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the second quarter and $327.1 million remains available for share repurchases in total under the program.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*#	10.1	Amendment No. 1 to Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020).
*#	10.2	Amendment to Award Agreements of Martin Mucci under the Amended and Restated 2002 Stock Incentive Plan (as amended and restated) dated as of October 14, 2022.
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibit filed with this report

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	December 22, 2022	/s/ John B. Gibson
John B. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	December 22, 2022	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 22, 2022	/s/ Robert L. Schrader Robert L. Schrader Vice President and Controller (Principal Accounting Officer)