Form 10-Q
period 2023-02-28
PAYCHEX INC
filed 2023-03-30
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of February 28, 2023, 360,508,880 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Revenue:
Management Solutions	$1,024.5	$959.9	$2,825.3	$2,597.4
PEO and Insurance Solutions	321.2	301.7	877.3	827.0
Total service revenue	1,345.7	1,261.6	3,702.6	3,424.4
Interest on funds held for clients	35.3	14.4	74.9	43.0
Total revenue	1,381.0	1,276.0	3,777.5	3,467.4
Expenses:
Cost of service revenue	372.9	352.2	1,083.2	996.3
Selling, general and administrative expenses	396.2	361.0	1,114.5	1,025.1
Total expenses	769.1	713.2	2,197.7	2,021.4
Operating income	611.9	562.8	1,579.8	1,446.0
Other income/(expense), net	5.5	(8.5)	4.8	(10.2)
Income before income taxes	617.4	554.3	1,584.6	1,435.8
Income taxes	150.0	123.6	377.7	339.4
Net income	$467.4	$430.7	$1,206.9	$1,096.4

Other comprehensive loss, net of tax	(5.9)	(50.8)	(70.3)	(98.8)
Comprehensive income	$461.5	$379.9	$1,136.6	$997.6

Basic earnings per share	$1.30	$1.19	$3.35	$3.04
Diluted earnings per share	$1.29	$1.19	$3.33	$3.02
Weighted-average common shares outstanding	360.5	360.9	360.3	360.6
Weighted-average common shares outstanding, assuming dilution	362.3	363.4	362.3	363.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 28,	May 31,
	2023	2022
Assets
Cash and cash equivalents	$1,316.9	$370.0
Restricted cash	56.6	50.3
Corporate investments	240.1	853.9
Interest receivable	27.4	22.3
Accounts receivable, net of allowance for credit losses	799.4	723.8
PEO unbilled receivables, net of advance collections	588.2	572.1
Prepaid income taxes	37.1	34.0
Prepaid expenses and other current assets	292.1	272.3
Current assets before funds held for clients	3,357.8	2,898.7
Funds held for clients	4,237.4	3,682.9
Total current assets	7,595.2	6,581.6
Long-term restricted cash	—	25.5
Long-term corporate investments	3.8	5.0
Property and equipment, net of accumulated depreciation	385.0	401.3
Operating lease right-of-use assets, net of accumulated amortization	67.6	78.7
Intangible assets, net of accumulated amortization	196.2	224.6
Goodwill	1,833.6	1,831.5
Long-term deferred costs	456.9	433.3
Other long-term assets	65.3	53.7
Total assets	$10,603.6	$9,635.2
Liabilities
Accounts payable	$122.5	$105.7
Accrued corporate compensation and related items	177.0	225.4
Accrued worksite employee compensation and related items	765.9	683.4
Short-term borrowings	10.2	8.7
Deferred revenue	43.8	38.4
Other current liabilities	370.9	388.4
Current liabilities before client fund obligations	1,490.3	1,450.0
Client fund obligations	4,467.8	3,819.2
Total current liabilities	5,958.1	5,269.2
Accrued income taxes	70.2	58.1
Deferred income taxes	116.5	165.5
Long-term borrowings, net of debt issuance costs	798.1	797.7
Operating lease liabilities	62.9	74.8
Other long-term liabilities	196.7	184.7
Total liabilities	7,202.5	6,550.0
Commitments and contingencies — Note H
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.5 shares as of February 28, 2023 and 359.9 shares as of May 31, 2022	3.6	3.6
Additional paid-in capital	1,608.0	1,545.9
Retained earnings	1,993.7	1,669.6
Accumulated other comprehensive loss	(204.2)	(133.9)
Total stockholders’ equity	3,401.1	3,085.2
Total liabilities and stockholders’ equity	$10,603.6	$9,635.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2
Net income	—	—	—	1,206.9	—	1,206.9
Unrealized losses on securities, net of $23.3 million in tax benefit	—	—	—	—	(70.7)	(70.7)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($2.37 per share)	—	—	—	(854.5)	—	(854.5)
Stock-based compensation costs	—	—	46.0	—	—	46.0
Foreign currency translation adjustment	—	—	—	—	0.5	0.5
Activity related to equity-based plans	0.6	0.0	16.1	(28.3)	—	(12.2)
Balance as of February 28, 2023	360.5	$3.6	$1,608.0	$1,993.7	$(204.2)	$3,401.1

	For the three months ended February 28, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of November 30, 2022	360.5	$3.6	$1,588.6	$1,811.4	$(198.3)	$3,205.3
Net income	—	—	—	467.4	—	467.4
Unrealized losses on securities, net of $3.3 million in tax benefit	—	—	—	—	(9.4)	(9.4)
Reclassification adjustment for realized gains on securities, net of $ - million in tax expense (1)	—	—	—	—	0.0	—
Cash dividends declared ($0.79 per share)	—	—	—	(284.9)	—	(284.9)
Stock-based compensation costs	—	—	16.3	—	—	16.3
Foreign currency translation adjustment	—	—	—	—	3.5	3.5
Activity related to equity-based plans	0.0	0.0	3.1	(0.2)	—	2.9
Balance as of February 28, 2023	360.5	$3.6	$1,608.0	$1,993.7	$(204.2)	$3,401.1

(1)
Reclassification adjustments out of accumulated other comprehensive loss for realized gains, net of tax, on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

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

(1)
Reclassification adjustments out of accumulated other comprehensive (loss)/income for realized gains, net of tax, on the sale of AFS securities are reflected in interest on funds held for clients and other expense, net on the Consolidated Statements of Income and Comprehensive Income.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,
	2023	2022
Operating activities
Net income	$1,206.9	$1,096.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.5	142.7
Amortization of premiums and discounts on AFS securities, net	15.9	22.3
Amortization of deferred contract costs	163.0	150.2
Stock-based compensation costs	46.0	39.2
(Benefit from)/provision for deferred income taxes	(25.6)	3.3
Provision for credit losses	13.1	1.2
Net realized gains on sales of AFS securities	(0.1)	(0.1)
Changes in operating assets and liabilities:
Interest receivable	(5.1)	4.0
Accounts receivable and PEO unbilled receivables, net	(104.7)	(156.1)
Prepaid expenses and other current assets	(12.1)	(26.6)
Accounts payable and other current liabilities	43.1	53.4
Deferred costs	(195.6)	(190.1)
Net change in other long-term assets and liabilities	17.3	25.4
Net change in operating lease right-of-use assets and liabilities	(4.5)	3.1
Net cash provided by operating activities	1,290.1	1,168.3
Investing activities
Purchases of AFS securities	(12,592.4)	(7,450.1)
Proceeds from sales and maturities of AFS securities	13,051.0	6,416.5
Purchases of property and equipment	(97.0)	(99.3)
Proceeds from sales of property and equipment	16.7	—
Acquisition of businesses, net of cash acquired	(4.3)	(24.9)
Purchases of other assets, net	(11.6)	(10.3)
Net cash provided by/(used in) investing activities	362.4	(1,168.1)
Financing activities
Net change in client fund obligations	648.6	664.1
Net change in short-term borrowings	2.0	1.3
Dividends paid	(854.1)	(714.9)
Contingent consideration paid for acquisitions	(2.8)	—
Activity related to equity-based plans	(12.2)	16.1
Net cash used in financing activities	(218.5)	(33.4)
Net change in cash, restricted cash, and equivalents	1,434.0	(33.2)
Cash, restricted cash, and equivalents, beginning of period	928.4	1,823.1
Cash, restricted cash, and equivalents, end of period	$2,362.4	$1,789.9

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,316.9	$267.5
Restricted cash	56.6	81.3
Restricted cash and restricted cash equivalents included in funds held for clients	988.9	1,441.1
Total cash, restricted cash, and equivalents	$2,362.4	$1,789.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2023

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses in the United States (“U.S.”) and parts of Europe. The Company also has operations in India. Paychex, a Delaware corporation formed in 1979, reports as one segment.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2022 (“fiscal 2022”). Operating results and cash flows for the nine months ended February 28, 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2023 (“fiscal 2023”).

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $21.1 million and $18.2 million as of February 28, 2023 and May 31, 2022, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $238.5 million and $123.2 million as of February 28, 2023 and May 31, 2022, respectively. Purchased receivables, at gross, were $582.0 million and $618.8 million as of February 28, 2023 and May 31, 2022, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and nine months ended February 28, 2023 and February 28, 2022. No single client had a material impact on total accounts receivable as of February 28, 2023 and May 31, 2022 or service revenue and results of operations for the three and nine months ended February 28, 2023 and February 28, 2022.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 28, 2023 and May 31, 2022, advance collections were $3.9 million and $2.6 million, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $16.3 million and $46.0 million for the three and nine months ended February 28, 2023, respectively, as compared with $12.8 million and $39.2 million, respectively, for the three and nine months ended February 28, 2022. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2022.

Recently adopted accounting pronouncements: Effective June 1, 2022, the Company adopted Accounting Standards Update (“ASU”), No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements: In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission during the nine months ended February 28, 2023 and through the date of this report did not, or are not expected to, have a material impact on the Company’s consolidated financial statements.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Payroll wages and payroll taxes	$6,944.1	$6,546.1	$19,615.2	$17,909.4
State unemployment insurance (included in payroll wages and payroll taxes)	$71.4	$74.2	$111.2	$108.2
Guaranteed cost benefit plans	$157.8	$164.3	$494.8	$471.9

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Balance, beginning of period	$55.2	$43.8	$48.9	$40.2
Deferral of revenue	10.9	9.1	31.0	25.4
Recognition of unearned revenue	(7.6)	(6.8)	(21.4)	(19.5)
Balance, end of period	$58.5	$46.1	$58.5	$46.1

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 28, 2023, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2023 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2023	$7.1
2024	23.5
Thereafter	27.9
Total recognition of unearned revenue	$58.5

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2023 or February 28, 2022.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Balance, beginning of period	$562.6	$500.5	$550.2	$488.2
Capitalization of costs	65.2	70.1	172.2	169.1
Amortization	(48.9)	(44.8)	(143.5)	(131.5)
Balance, end of period	$578.9	$525.8	$578.9	$525.8

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Balance, beginning of period	$74.5	$70.5	$72.3	$69.3
Capitalization of costs	8.3	7.4	23.4	21.0
Amortization	(6.6)	(6.3)	(19.5)	(18.7)
Balance, end of period	$76.2	$71.6	$76.2	$71.6

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions, except per share amounts	2023	2022	2023	2022
Basic earnings per share:
Net income	$467.4	$430.7	$1,206.9	$1,096.4
Weighted-average common shares outstanding	360.5	360.9	360.3	360.6
Basic earnings per share	$1.30	$1.19	$3.35	$3.04
Diluted earnings per share:
Net income	$467.4	$430.7	$1,206.9	$1,096.4
Weighted-average common shares outstanding	360.5	360.9	360.3	360.6
Dilutive effect of common share equivalents	1.8	2.5	2.0	2.5
Weighted-average common shares outstanding, assuming dilution	362.3	363.4	362.3	363.1
Diluted earnings per share	$1.29	$1.19	$3.33	$3.02
Weighted-average anti-dilutive common share equivalents	0.7	0.3	0.7	0.3

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Interest income on corporate investments	$14.8	$0.5	$30.3	$1.1
Interest expense	(9.0)	(9.0)	(27.3)	(27.5)
Other	(0.3)	—	1.8	16.2
Other income/(expense), net	$5.5	$(8.5)	$4.8	$(10.2)

Note E: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	February 28, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$988.9	$—	$—	$988.9
AFS securities:
Asset-backed securities	90.6	—	(2.1)	88.5
Corporate bonds	1,334.4	0.8	(47.9)	1,287.3
Municipal bonds	1,436.9	0.0	(129.3)	1,307.6
U.S. government agency and treasury securities	621.9	—	(52.0)	569.9
Variable rate demand notes	207.6	—	—	207.6
Total AFS securities	3,691.4	0.8	(231.3)	3,460.9
Other	33.8	1.0	(3.3)	31.5
Total funds held for clients and corporate investments	$4,714.1	$1.8	$(234.6)	$4,481.3

	May 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$482.6	$—	$—	$482.6
AFS securities:
Asset-backed securities	68.5	0.0	(1.3)	67.2
Corporate bonds	699.3	1.8	(19.0)	682.1
Municipal bonds	1,577.6	0.6	(92.4)	1,485.8
U.S. government agency and treasury securities	574.5	0.3	(26.3)	548.5
Variable rate demand notes	1,245.6	—	—	1,245.6
Total AFS securities	4,165.5	2.7	(139.0)	4,029.2
Other	30.4	1.8	(2.2)	30.0
Total funds held for clients and corporate investments	$4,678.5	$4.5	$(141.2)	$4,541.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 28, 2023 were bank demand deposit accounts, money market funds and commercial paper with a maturity of 90 days or less at acquisition.

Included in asset-backed securities as of February 28, 2023 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 28, 2023.

Included in corporate bonds as of February 28, 2023 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 1, 2023 through August 16, 2029.

Included in municipal bonds as of February 28, 2023 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from March 1, 2023 through April 1, 2030.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	February 28,	May 31,
In millions	2023	2022
Funds held for clients	$4,237.4	$3,682.9
Corporate investments	240.1	853.9
Long-term corporate investments	3.8	5.0
Total funds held for clients and corporate investments	$4,481.3	$4,541.8

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

The Company’s AFS securities reflected net unrealized losses of $230.5 million and $136.3 million as of February 28, 2023 and May 31, 2022, respectively. Included in net unrealized losses as of February 28, 2023 and May 31, 2022, were 1,166 and 817 AFS securities in an unrealized loss position, representing approximately 95% and 64% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 28, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.6)	$68.6	$(1.5)	$19.9	$(2.1)	$88.5
Corporate bonds	(29.4)	1,072.9	(18.5)	142.4	(47.9)	1,215.3
Municipal bonds	(23.3)	555.3	(106.0)	743.2	(129.3)	1,298.5
U.S. government agency and treasury securities	(20.4)	315.7	(31.6)	254.3	(52.0)	570.0
Total	$(73.7)	$2,012.5	$(157.6)	$1,159.8	$(231.3)	$3,172.3

	May 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.9)	$48.5	$(0.3)	$5.7	$(1.2)	$54.2
Corporate bonds	(17.5)	425.4	(1.5)	16.7	(19.0)	442.1
Municipal bonds	(81.9)	1,171.5	(10.6)	86.6	(92.5)	1,258.1
U.S. government agency and treasury securities	(15.9)	414.2	(10.4)	91.7	(26.3)	505.9
Total	$(116.2)	$2,059.6	$(22.8)	$200.7	$(139.0)	$2,260.3

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 28, 2023 that had gross unrealized losses of $231.3 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2023 and as of May 31, 2022 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2023	2022	2023	2022
Gross realized gains	$0.0	$0.0	$0.1	$0.1
Gross realized losses	—	(0.0)	(0.0)	(0.0)
Net realized gains	$0.0	$0.0	$0.1	$0.1

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2023 are shown below by expected maturity.

	February 28, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$388.8	$384.7
Due after one year through three years	846.6	803.7
Due after three years through five years	1,844.3	1,695.6
Due after five years	611.7	576.9
Total	$3,691.4	$3,460.9

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2023
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$16.5	$—	$16.5	$—
Money market securities	35.8	35.8	—	—
Total restricted and unrestricted cash equivalents	$52.3	$35.8	$16.5	$—
AFS securities:
Asset-backed securities	$88.5	$—	$88.5	$—
Corporate bonds	1,287.3	—	1,287.3	—
Municipal bonds	1,307.6	—	1,307.6	—
U.S. government agency and treasury securities	569.9	—	569.9	—
VRDNs	207.6	—	207.6	—
Total AFS securities	$3,460.9	$—	$3,460.9	$—
Other	$31.5	$31.5	$—	$—
Liabilities:
Other long-term liabilities	$31.5	$31.5	$—	$—

	May 31, 2022
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$5.2	$—	$5.2	$—
Time deposits	187.9	—	187.9	—
VRDNs	10.0	—	10.0	—
Money market securities	$16.1	$16.1	$—	$—
Total restricted and unrestricted cash equivalents	$219.2	$16.1	$203.1	$—
AFS securities:
Asset-backed securities	$67.2	$—	$67.2	$—
Corporate bonds	682.1	—	682.1	—
Municipal bonds	1,485.8	—	1,485.8	—
U.S. government agency and treasury securities	548.5	—	548.5	—
VRDNs	1,245.6	—	1,245.6	—
Total AFS securities	$4,029.2	$—	$4,029.2	$—
Other	$30.0	$30.0	$—	$—
Liabilities:
Other long-term liabilities	$29.9	$29.9	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of February 28, 2023 and May 31, 2022, the fair value of long-term borrowings, net of debt issuance costs was $387.9 million and $404.1 million for the Senior Notes, Series A, respectively, and $382.7 million and $402.5 million for the Senior Notes, Series B, respectively.

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

Note G: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $32.7 million and $95.8 million for the three and nine months ended February 28, 2023, compared to $34.9 million and $98.1 million for the three and nine months ended February 28, 2022.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $11.5 million and $36.7 million for the three and nine months ended February 28, 2023, respectively, compared to $13.5 million and $44.6 million for the three and nine months ended February 28, 2022, respectively. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 28, 2023 or February 28, 2022.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 5.75% and 2.34% as of February 28, 2023 and May 31, 2022, respectively. The unused amount available under these credit facilities as of February 28, 2023 was approximately $2.0 billion.

On February 3, 2023, Paychex Advance LLC, a Paychex subsidiary and New York limited liability company, and Paychex entered into Amendment No. 2 (the “Amendment”) to the $250 million, three-year, unsecured, revolving credit facility established on February 6, 2020 (the “2020 Credit Facility”) for which PNC Bank, N.A. acts as administrative agent.

The Amendment, among other things, extended the maturity date of the 2020 Credit Facility from February 6, 2023 to February 6, 2026 at which time all borrowings thereunder will terminate. Except for extending the maturity date and making ministerial changes to the 2020 Credit Facility, the Amendment did not change the existing terms of the 2020 Credit Facility.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2023.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $141.7 million and $140.2 million as of February 28, 2023 and May 31, 2022, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2023 and February 5, 2024. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2023 and February 28, 2022, or as of May 31, 2022.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2022. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2023.

Subsequent Event: In March 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) to act as receiver. Signature Bank (“Signature”) was closed by the New York State Department of Financial Services, which also appointed the FDIC to act as receiver. The FDIC informed both SVB and Signature depositors that they will have access to both insured and uninsured deposits under its systemic risk exception plan as approved on March 12, 2023.

The Company has no cash, restricted cash, or AFS investments deposited with SVB or Signature and it has met all client fund obligations related to employee payment services and remittances to applicable tax or regulatory agencies. The Company continues to monitor this situation and believes that its existing client funds held, cash, cash equivalents, and AFS investment balances will be sufficient to meet client fund obligations.

Note H: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements, joint ventures and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $10.2 million as of February 28, 2023 and $7.6 million as of May 31, 2022.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2023. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note I: Income Taxes

The Company’s effective income tax rate was 24.3% and 22.3% for the three months ended February 28, 2023 and 2022, respectively, and 23.8% and 23.6% for the nine months ended February 28, 2023 and 2022, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments. The effective tax rates for the prior periods were also impacted by the recording of a tax benefit related to fiscal year 2022 and prior years' research and development expenses incurred in the production of customer-facing software. The effective income tax rate for the nine months ended February 28, 2022 was also impacted by an increase in state taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2023 (the “third quarter”), the nine months ended February 28, 2023 (the “nine months”), the respective prior year periods ended February 28, 2022 (the “prior year periods”), and our financial condition as of February 28, 2023. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2023 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2022 (“fiscal 2022”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “outlook,” “will,” “would,” “project,” “projections,” “strategy,” “anticipate,” “believe,” “could,” “may,” “potential,” “purpose,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, many of which are outside our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not place undue reliance upon any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•
our ability to keep pace with changes in technology or provide timely enhancements to our solutions and support;
•
software defects, undetected errors, and development delays for our solutions;
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
•
the impact of macroeconomic factors on the U.S. and global economy, and in particular on our small- and medium-sized business clients;
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

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2022.

Our strategy focuses on providing industry-leading, integrated technology; delivering superior customer experiences; expanding our leadership in HR; growing our client bases; and engaging in strategic acquisitions. We believe that successfully executing this strategy will lead to strong, long-term financial performance.

We maintain industry-leading margins by managing our personnel costs and expenses while continuing to invest in our business, particularly in sales and marketing and leading-edge technology. We believe these investments are critical to our success. Looking to the future, we believe that investing in our solutions, people, and digital capabilities will position us to capitalize on opportunities for long-term growth.

We closely monitor the evolving challenges and needs of small- and mid-sized businesses, and proactively aid our clients in navigating these challenges . Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, engage, train, and retain top talent in this challenging workforce environment. As businesses operate in a tight labor market, having an online portal for employee self-service that is intuitive and easy-to-use helps increase employee retention and efficiency for our clients. Recent enhancements to our Paychex Flex platform were designed to improve the client and employee experiences from hiring and onboarding through employee retention.

Third Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2023	2022	Change(2)	2023	2022	Change(2)
Total service revenue	$1,345.7	$1,261.6	7%	$3,702.6	$3,424.4	8%
Total revenue	$1,381.0	$1,276.0	8%	$3,777.5	$3,467.4	9%
Operating income	$611.9	$562.8	9%	$1,579.8	$1,446.0	9%
Net income	$467.4	$430.7	9%	$1,206.9	$1,096.4	10%
Adjusted net income(1)	$466.7	$419.4	11%	$1,198.0	$1,072.4	12%
Diluted earnings per share	$1.29	$1.19	8%	$3.33	$3.02	10%
Adjusted diluted earnings per share(1)	$1.29	$1.15	12%	$3.31	$2.95	12%
Dividends paid to stockholders	$284.8	$238.5	19%	$854.1	$714.9	19%

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

For further analysis of our results of operations for the third quarter and nine months, the prior year periods, and our financial position as of February 28, 2023, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2023	2022	Change(1)	2023	2022	Change(1)
Revenue:
Management Solutions	$1,024.5	$959.9	7%	$2,825.3	$2,597.4	9%
PEO and Insurance Solutions	321.2	301.7	6%	877.3	827.0	6%
Total service revenue	1,345.7	1,261.6	7%	3,702.6	3,424.4	8%
Interest on funds held for clients	35.3	14.4	144%	74.9	43.0	74%
Total revenue	1,381.0	1,276.0	8%	3,777.5	3,467.4	9%
Total expenses	769.1	713.2	8%	2,197.7	2,021.4	9%
Operating income	611.9	562.8	9%	1,579.8	1,446.0	9%
Other income/(expense), net	5.5	(8.5)	n/m	4.8	(10.2)	n/m
Income before income taxes	617.4	554.3	11%	1,584.6	1,435.8	10%
Income taxes	150.0	123.6	21%	377.7	339.4	11%
Effective income tax rate	24.3%	22.3%		23.8%	23.6%
Net income	$467.4	$430.7	9%	$1,206.9	$1,096.4	10%
Diluted earnings per share	$1.29	$1.19	8%	$3.33	$3.02	10%

(1) Percentage changes are calculated based on unrounded numbers.

The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $1.0 billion for the third quarter and $2.8 billion for the nine months, reflecting increases of 7% and 9%, respectively:

o
Increase in the number of clients and clients' employees served for HCM and worksite employees for HR Solutions;
o
Higher revenue per client resulting from pricing and higher product attachment, including increased demand for HR Solutions, retirement, and time and attendance solutions; and
o
Continued growth in HCM ancillary services.

•
PEO and Insurance Solutions revenue: $321.2 million for the third quarter and $877.3 million for the nine months, reflecting increases of 6% and 6%, respectively led by:
o
Growth in the number of average worksite employees and average wages per worksite employee; and
o
Higher state unemployment insurance revenues.

•
Interest on funds held for clients: $35.3 million for the third quarter and $74.9 million for the nine months, reflecting increases of 144% and 74%, respectively, due primarily to higher average interest rates earned.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2023	2022	Change(1)	2023	2022	Change(1)
Average investment balances:
Funds held for clients	$4,935.7	$5,046.0	(2)%	$4,355.5	$4,287.0	2%
Corporate cash equivalents and investments	1,508.0	1,341.6	12%	1,411.3	1,240.5	14%
Total	$6,443.7	$6,387.6	1%	$5,766.8	$5,527.5	4%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	2.9%	1.1%		2.3%	1.3%
Corporate cash equivalents and investments	3.9%	0.2%		2.9%	0.1%
Combined funds held for clients and corporate cash equivalents and investments	3.1%	0.9%		2.4%	1.1%

Total net realized gains	$0.0	$0.0		$0.1	0.1

(1) Percentage changes are calculated based on unrounded numbers.

	February 28,	May 31,
$ in millions	2023	2022
Net unrealized losses on available for sale (“AFS”) securities (1)	$(230.5)	$(136.3)
Federal Funds rate (2)	4.75%	1.00%
Total fair value of AFS securities	$3,460.9	$4,029.2
Weighted-average duration of AFS securities in years (3)	3.1	3.2
Weighted-average yield-to-maturity of AFS securities (3)	2.5%	1.9%

(1) The net unrealized loss on our investment portfolio was approximately $179.0 million as of March 27, 2023. Refer to Note E in the Notes to Consolidated Financial Statements contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 4.50% to 4.75% as of February 28, 2023 and in the range of 0.75% to 1.00% as of May 31, 2022. Effective March 23, 2023, the Federal Reserve increased the Federal Funds rate to a range of 4.75% to 5.00%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions	2023	2022	Change(1)	2023	2022	Change(1)
Compensation-related expenses	$453.7	$414.9	9%	$1,323.1	$1,192.0	11%
PEO insurance costs	105.2	105.1	0%	312.6	301.3	4%
Depreciation and amortization	44.2	48.4	(9)%	132.5	142.7	(7)%
Other expenses	166.0	144.8	15%	429.5	385.4	11%
Total expenses	$769.1	$713.2	8%	$2,197.7	$2,021.4	9%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 8% to $769.1 million for the third quarter and 9% to $2.2 billion for the nine months compared to the prior year periods. Total expenses increased as a result of the following:

•
Compensation-related expenses: $453.7 million for the third quarter and $1.3 billion for the nine months, reflecting an increase 9% for the third quarter and 11% for the nine months, due to increases in headcount and average wage rates.
•
Other expenses: $166.0 million for the third quarter and $429.5 million for the nine months, reflecting an increase of 15% for the third quarter and 11% for the nine months, due to general cost increases to support business growth, including marketing support during the selling season and other strategic initiatives.

Operating income: Operating income increased 9% to $611.9 million for the third quarter and 9% to $1.6 billion for the nine months, as a result of revenue growth outpacing expense increases as previously discussed.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2023	2022	2023	2022
Operating margin	44.3%	44.1%	41.8%	41.7%

Income taxes: Our effective income tax rate was 24.3% for the third quarter and 23.8% for the nine months ended February 28, 2023, compared to 22.3% and 23.6%, for the prior year periods. All periods included the recognition of excess tax benefits related to employee stock-based compensation payments. The prior year periods were also impacted by the recording of a tax benefit related to research and development expenses incurred in the production of customer-facing software. The effective tax rate for the prior year nine months was also impacted by an increase in state income taxes.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2023	2022	Change	2023	2022	Change
Net income	$467.4	$430.7	9%	$1,206.9	$1,096.4	10%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.7)	(5.2)		(8.9)	(17.9)
Tax benefit derived from research and development costs (3)	—	(6.1)		—	(6.1)
Total non-GAAP adjustments	(0.7)	(11.3)		(8.9)	(24.0)
Adjusted net income	$466.7	$419.4	11%	$1,198.0	$1,072.4	12%

Diluted earnings per share(2)	$1.29	$1.19	8%	$3.33	$3.02	10%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	—	(0.01)		(0.02)	(0.05)
Tax benefit derived from research and development costs (3)	—	(0.02)		—	(0.02)
Total non-GAAP adjustments	—	(0.03)		(0.02)	(0.07)
Adjusted diluted earnings per share	$1.29	$1.15	12%	$3.31	$2.95	12%

Net income	$467.4	$430.7	9%	$1,206.9	$1,096.4	10%
Non-GAAP adjustments:
Interest (income)/expense, net	(5.8)	8.5		(3.0)	26.4
Income taxes	150.0	123.6		377.7	339.4
Depreciation and amortization expense	44.2	48.4		132.5	142.7
Total non-GAAP adjustments	188.4	180.5		507.2	508.5
EBITDA	$655.8	611.2	7%	$1,714.1	$1,604.9	7%

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2023, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.6 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $808.3 million as of February 28, 2023. Our primary source of cash is our ongoing operations. Cash flow from operations was $1.3 billion for the nine months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of February 28, 2023, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of February 28, 2023 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities as of February 28, 2023 were as follows:

		Maximum	February 28, 2023
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	10.2	239.8
Total Lines of Credit Outstanding and Available			$10.2	$1,989.8

Amounts outstanding under the PNC credit facility as of February 28, 2023 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the third quarter and the prior year period were as follows:

	For the three months ended February 28, 2023
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$10.2
Weighted-average amount borrowed	$—	$—	$10.0
Weighted-average interest rate	—%	—%	5.52%

	For the three months ended February 28, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$8.8
Weighted-average amount borrowed	$—	$—	$8.6
Weighted-average interest rate	—%	—%	1.25%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

On February 3, 2023, we and Paychex Advance LLC, a Paychex subsidiary and New York limited liability company, entered into Amendment No. 2 (the “Amendment”) to the $250 million, three-year, unsecured, revolving credit facility established on February 6, 2020 (the “2020 Credit Facility”) for which PNC Bank, N.A. acts as administrative agent.

The Amendment, among other things, extended the maturity date of the 2020 Credit Facility from February 6, 2023 to February 6, 2026 at which time all borrowings thereunder will terminate. Except for extending the maturity date and making ministerial changes to the 2020 Credit Facility, the Amendment did not change the existing terms of the 2020 Credit Facility.

Subsequent to February 28, 2023, there were no additional overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of February 28, 2023, we had irrevocable standby letters of credit available totaling $141.7 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between April 1, 2023 and February 5, 2024. No amounts were outstanding on these letters of credit during the third quarter or as of February 28, 2023.

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

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements, which included immaterial leases that have yet to commence. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $10.2 million of capital assets as of February 28, 2023. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of February 28, 2023, we have contributed approximately $21.9 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2023. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the nine months ended
	February 28,
In millions	2023	2022	Change
Net cash provided by operating activities	$1,290.1	$1,168.3	$121.8
Net cash provided by/(used in) investing activities	362.4	(1,168.1)	1,530.5
Net cash used in financing activities	(218.5)	(33.4)	(185.1)
Net change in cash, restricted cash, and equivalents	$1,434.0	$(33.2)	$1,467.2

Cash dividends per common share	$2.37	$1.98

The changes in our cash flow for the nine months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Changes in funding for temporary staffing clients; partially offset by
•
Net changes in PEO assets and liabilities as a result of increase in worksite employee headcount and the timing of settlement of payroll taxes; and
•
Various changes in other assets and liabilities.

Investing Cash Flow Activities

•
The increase in cash provided was primarily related to an increase in the net sales of AFS securities.

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

Financing Cash Flow Activities

•
Increase in net cash outflows from changes in client fund obligations due to the timing of collections and remittances of client funds,
•
Dividends paid increased compared to the prior year period due to an increase in our cumulative dividend from $1.98 per share to $2.37 per share for the nine months. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors, and
•
Change in cash activity related to equity-based plans primarily due to a decrease in the number of stock options exercised during the fiscal 2023 period when compared with the fiscal 2022 period.

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

During the nine months ended February 28, 2023, our primary short-term investment vehicles were bank demand deposit accounts, VRDNs, and commercial paper. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months ended February 28, 2023, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 2.4% compared to 1.1% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of February 28, 2023 had an average duration of 3.1 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2023 are shown below by expected maturity.

	February 28, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$388.8	$384.7
Due after one year through three years	846.6	803.7
Due after three years through five years	1,844.3	1,695.6
Due after five years	611.7	576.9
Total	$3,691.4	$3,460.9

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2023, the Federal Funds rate was in the range of 4.50% to 4.75%. Effective March 23, 2023, the Federal Reserve raised the Federal Funds rate 25 basis points placing it in the range of 4.75% to 5.00%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk and the failure of financial institutions. We will continue to monitor the market and economic conditions.

Calculating the future effects of changing interest rates involves many factors. These factors include, but are not limited to:

•
governmental action to address inflation and/or intervene to support financial markets;
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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $6.0 billion for the year ending May 31, 2023. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days and 60% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $230.5 million as of February 28, 2023 and $136.3 million as of May 31, 2022. During the nine months ended February 28, 2023, the net unrealized loss on our investment portfolios ranged from a loss of $126.5 million to a loss of $263.6 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $179.0 million as of March 27, 2023.

As of February 28, 2023 and May 31, 2022, we had $3.5 billion and $4.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 2.5% as of February 28, 2023 and 1.9% as of May 31, 2022. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of February 28, 2023, would be in the range of $20.0 million to $25.0 million.

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

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 28, 2023 were not impaired as a result of the previously discussed reasons. While $3.2 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $231.3 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of February 28, 2023 and May 31, 2022 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of February 28, 2023.

Market risk: Subsequent to February 28, 2023, the U.S. banking market has experienced increased volatility as a result of several highly publicized distressed or closed banks, the most significant of these being Silicon Valley Bank. We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We continue to closely monitor this situation and take appropriate measures, when necessary, to minimize potential risk exposure to our client’s and our cash and investment balances. We have not realized any losses as a result of this increased market volatility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 28, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 28, 2023. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 28, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock with authorization expiring on January 31, 2024. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the third quarter and $327.1 million remains available for share repurchases in total under the program.

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
	10.1

Amendment No. 2 to 2020 Credit Agreement, dated as of February 3, 2023, by and among the Company, the Parent, the lender parties thereto, PNC Bank, N.A. as Administrative Agent and others, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 7, 2023.

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

PAYCHEX, INC.

Date:	March 30, 2023	/s/ John B. Gibson
John B. Gibson
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2023	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	March 30, 2023	/s/ Robert L. Schrader Robert L. Schrader Vice President, Finance and Investor Relations (Principal Accounting Officer)