Form 10-K
period 2023-05-31
PAYCHEX INC
filed 2023-07-14
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 30, 2022, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $31,621,134,084 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2023, 360,545,780 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 12, 2023, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2023

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “intent,” “outlook,” “will,” “would,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “could,” “may,” “target,” “potential,” “purpose,” “design,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2023 is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” “we,” “us,” “our” and the “Company” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are a leading provider of human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses and their employees across the U.S. and parts of Europe. We offer a comprehensive portfolio of HCM technology and HR advisory solutions that help our clients navigate the evolving challenges of HR.

Paychex was incorporated in Delaware in 1979 and has a fiscal year that ends May 31st. We maintain our corporate headquarters in Rochester, New York, and serve clients throughout the U.S. and parts of Europe. As of May 31, 2023, we served approximately 740,000 payroll and PEO clients.

For any organization, a key function is effective HCM, which requires both resources and expertise. Organizations are faced with complex and ever-changing requirements, including diverse and complicated federal, state, and local regulations across multiple jurisdictions. In addition, the workplace is rapidly changing as employees increasingly become mobile, work remotely, and expect a user experience similar to consumer-oriented applications. We specialize in helping small- to medium-sized businesses who do not have the resources or expertise to adapt to the constantly evolving environment.

Paychex offers a wide range of solutions – including HR outsourcing, HCM technology, payroll processing, retirement and insurance solutions – allowing us to customize our offering to the client's business, whether it is small or large, simple or complex. We believe that we have the breadth of solutions to cover the spectrum of the employee life cycle, but we also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today.

Our comprehensive solutions allow our clients to manage their workforces effectively from hire to retire. We provide leading-edge HCM technology, coupled with human expertise, to make complex HR, payroll, and benefits issues simple for our clients. The key features of our solutions are:

•
Comprehensive cloud-based platform optimized to meet the HR and payroll needs of small- and medium-sized organizations;
•
Streamlined workforce management that combines technology with flexible support options;
•
Modern, mobile, and intuitive user experience and self-service capabilities;
•
Scalable and customizable platform that allows clients the ability to add services as they grow;
•
Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and
•
Expertise in HR and payroll with our technology backed by over 250 compliance experts and approximately 700 HR business professionals.

We market our solutions through our direct and virtual sales forces which are supported by various corporate lead generation and marketing initiatives. Over 50% of our revenues are gained from our services beyond payroll processing.

Company Strategy

Our strategy is to be the leading provider of HCM solutions for HR, payroll, benefits, and insurance by being an essential partner to small- and medium-sized businesses. We believe that successfully executing this strategy will lead to strong, long-term financial performance. We intend to strengthen and extend our position as a leading provider through continued investments in both our innovative technology and HR advisory solutions. Key elements of our strategy include:

•
Providing industry-leading, integrated technology. We continue to invest significantly in our proprietary, award-winning Paychex Flex® platform and mobility applications to maximize efficiency and functionality for our clients and their employees.
•
Delivering superior client experiences. Our flexible and technology-enabled service model allows us to provide a personalized experience for our clients and their employees. We continue to invest in artificial intelligence ("AI") and self-service capabilities to allow clients and their employees easy, intuitive, and flexible service how, when, and where they want it.

•
Expanding our leadership in HR. We have a comprehensive suite of value-added HR solutions for our clients and their employees. Our solutions include industry leading HR technology with comprehensive HR outsourcing delivered by approximately 700 HR business professionals. Our unique combination of industry leading HR technology and HR advisory solutions sets us apart in the industry.
•
Growing our client base. We believe we operate in a significantly under-penetrated and growing market, with untapped potential to expand within our current target markets. We have made substantial investments in new demand generation and sales tools and expanding certain areas of our sales force. We continue to focus on sales productivity with the intent of increasing our market share across all our solutions.
•
Engaging in strategic acquisitions. We utilize acquisitions, when appropriate, as a means to expand our portfolio, enter new markets or increase our scale. We will continue to evaluate and monitor potential acquisitions and target acquisitions that are in alignment with our overall strategy.

Our Solutions

Our solutions bring together payroll and HCM software with HR and compliance expertise, along with flexible, personalized, and technology-enabled support capabilities. Clients have the option of doing payroll online using our SaaS technology, outsourcing to our payroll specialists, or using a combination of these methods. Payroll is integrated with HCM software modules for clients who have more complex HR needs. We also provide comprehensive HR outsourcing through our administrative services organization (“ASO”) and PEO solutions. The integration of leading-edge technology and flexible support options allows us to meet our clients’ needs how, when, and where they want.

We closely monitor the evolving challenges and needs of small- and medium-sized businesses, and proactively aid our clients in navigating macroeconomic challenges, legislative changes, and other complexities they face. In the fiscal year ended May 31, 2023 (“fiscal 2023”), top challenges for employers were macroeconomic pressures including inflation and interest rates, maintaining sufficient staffing levels, providing appropriate employee development, keeping technology current, and ensuring legal and regulatory compliance.

We provide a unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, that help customers more effectively hire, engage, train, and retain top talent in this challenging workforce environment. As businesses operate in a tight labor market, having an online portal for employee self-service that is intuitive and easy-to-use helps increase employee retention and efficiency for our customers. We continue to invest in our technology, enhancing our solutions to continuously improve the customer and employee experiences from hiring and onboarding through employee retention.

HCM Technology: Paychex Flex is our proprietary HCM SaaS platform that provides seamless workforce management throughout the employee life cycle from recruiting and hiring to retirement through an integrated suite of solutions including recruiting, onboarding, HR, time and attendance and employee benefits. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily customize solutions as they grow. In addition, Paychex Flex presents function-focused analytics throughout the platform, providing HR leaders with data to make more informed business decisions. Paychex Flex uses a device-independent design throughout the HCM suite, which allows full functionality of all application components, regardless of device or screen size. We believe our Paychex mobile solutions add greater value and convenience for our clients and their employees by allowing them instant access on their mobile device, and we have experienced strong growth in mobile and self-service usage over the past year.

HR and Compliance Expertise: Paychex supports its HCM software solutions with 50+ years of experience. We have approximately 700 HR business professionals who are dedicated to our clients and have the experience and training to provide HR best practices and advice. Our HR business partners are available to provide our ASO and PEO clients with specific guidance on HR issues. In addition, we have over 250 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations and advocate for our clients’ interests. The contributions of these compliance experts are intended to ensure that our HCM solutions are updated timely to adhere to regulations and to help our clients stay in compliance.

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

Within Paychex Flex, we leverage embedded AI to assist our clients. Our Paychex Flex Intelligence Engine allows individual preference on learning style - via written how-to-documents, tutorial-style video vignettes, or a guided interactive tour. The Paychex Flex Intelligence Engine also includes the Flex Assistant, a customer service chatbot that can answer questions across thousands of topics and provides access to over 1,200 instructional resources. At any time, a live Paychex agent is just a click away, with the entire chat conversation available in real-time to provide a more personalized service experience. The Flex Assistant consistently handles nearly two-thirds of questions that would otherwise reach a payroll/HR functionary or a customer service representative, with high satisfaction scores.

The platform embeds self-service capabilities that empower client employees to manage their HR and benefits information from any location, on any device. These self-service capabilities allow for greater access and convenience for client employees and greater productivity for clients.

Our Clients

Paychex has HR solutions to fit the needs of any small- to medium-sized business, from do-it-yourself payroll to comprehensive HR outsourcing. The target market for our integrated HCM solutions is small- to medium-sized businesses. Within this space, we serve a diverse client base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions allow our clients to select the best solution that meets their needs. We utilize service agreements and arrangements with clients that generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. We believe client retention is a useful indicator of client satisfaction with our solutions and support. For fiscal 2023, client retention was in the range of 82% to 83% of our beginning client base.

We support our small-business clients, reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. We simplify their payroll with a combination of our solutions and customer support options for a quick and easy payday. Clients may choose to have our service team handle everything for them, or process payroll themselves utilizing our proprietary, robust SaaS Paychex Flex platform and our SurePayroll® SaaS-based solutions. Both solutions allow users to process payroll when they want, how they want, and on any device (desktop, tablet, and mobile phone).

While Paychex Flex is our primary SaaS-based platform utilized by the majority of our clients for their HCM needs, there are some clients that use other platforms, including SurePayroll clients, and certain PEO clients.

Both our small- and medium-sized clients can choose one of our comprehensive HR outsourcing services, which include ASO and PEO solutions, and participate in our benefits offerings, which include our insurance and retirement services. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. Our retirement services solutions offer many plan design options to meet the client’s requirements, as well as investment options.

Description of Solutions

Within our HCM solutions we offer a comprehensive portfolio of HCM technology and HR advisory solutions that allow our clients to meet their diverse HR and payroll needs. Clients can select solutions on an á la carte basis or as part of various solution bundles. Our offerings often leverage the information gathered in our base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum.

Our portfolio of solutions is comprised of the following:

Management Solutions:

•
Payroll processing solutions: Our payroll processing solutions include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations.

•
Payroll tax administration solutions: Payroll tax administration solutions provide for accurate preparation and timely filing of quarterly and year-end tax returns, as well as the electronic transfer of funds to the applicable federal, state, and local tax or regulatory agencies. In connection with these services, we electronically collect payroll taxes from clients’ bank accounts, typically on payday, prepare and file the applicable tax returns, and remit taxes to the applicable tax or regulatory agencies on the respective due dates. These taxes are typically paid between one and 30 days after receipt of collections from clients, with some items extending up to 90 days. We handle regulatory correspondence, amendments, and penalty and interest disputes.

•
Employee payment solutions: Our employee payment solutions provide an employer the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account (Readychex®), or a check drawn on the employer’s account and electronically signed by us. For each of the first three methods, we electronically collect net payroll from the clients’ bank accounts, typically one business day before payday, and provide payment to the employees on payday. Our Readychex solution provides a cost-effective solution that offers the benefit of convenient, one-step payroll account reconciliation for employers.

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

•
Regulatory compliance solutions: We offer new-hire reporting solutions, which enable clients to comply with federal and state requirements to report information on newly hired employees. This information aids the government in enforcing child support orders and minimizes fraudulent unemployment and workers’ compensation insurance claims. Our garnishment processing solution provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligations to fulfillment. These solutions enable employers to comply with legal requirements and reduce the risk of penalties. We also offer comprehensive solutions to help employers and employees with certain mandates under the Affordable Care Act (“ACA”), which sets forth specific coverage and reporting requirements that employers must meet.

•
HR solutions: Our ASO offers businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and both virtual and on-site availability of a professionally trained HR representative, among other services. Paychex HR Essentials is a lower touch solution that provides support to our clients over the phone or online to help manage employee-related topics.

•
Retirement solutions administration: Our retirement solutions line offers a variety of options to employers, including 401(k) plans, 401(k) SIMPLE plans, SIMPLE IRAs, 401(k) plans with safe harbor provisions, owner-only 401(k) plans, Pooled Employer Plans, profit sharing plans, and money purchase plans. These solutions provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Auto enrollment is an optional plan feature that allows employers to automatically enroll employees in their company’s 401(k) plan and increase overall plan participation. Clients may choose from a group of pre-defined fund selections or customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement services include relationships with financial advisors.

•
HR administration solutions: We offer cloud-based HR administration software solutions for employee benefits management and administration, time and attendance reporting, recruiting, and onboarding. These services include:

•
Paychex HR Online offers powerful tools for managing employee personnel information, performance management, HR compliance and reporting. Our Learning Management solution complements our performance management tool. When combined with our workflow and approval engine, we offer businesses the flexibility to capture ongoing performance feedback, recommend and enroll employees in specific training courses, and leverage automated workflows to track progress and approve compensation changes tied to performance.
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
•
Benefits administration software solution that manages the employee-benefit enrollment process for both open-enrollment and life events.
•
Time and attendance solutions, including our integrated Paychex Flex Time software, provide timekeeping, scheduling, and workforce analytics. The InVisionTM IRIS Time Clock, a biometric clock that scans the iris, provides fast and accurate time capture. Paychex Flex Time also works with wearable technology to allow for employees to clock in and out using their smartwatch.
•
Applicant tracking suite provides technology solutions that streamline, simplify, and drive the applicant workflow and onboarding process for companies of all sizes.

•
Other HR solutions and support: We offer the outsourcing of plan administration under section 125 of the Internal Revenue Code, allowing employees to use pre-tax dollars to pay for certain health insurance benefits and health and dependent care expenses not covered by insurance. All required implementation, administration, compliance, claims processing and reimbursement, and coverage tests are provided with these services. We offer state unemployment insurance solutions, which provide clients with prompt processing for all claims, appeals, determinations, change statements, and requests for separation documents.

•
Business services: We offer various business solutions for small- to medium-sized businesses. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of solutions to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation. Employee Retention Tax Credit Service, which proactively helps businesses retroactively identify tax credits available under the COVID-19 Cares Act, based on wages already paid, and file amended returns to claim the credit. In addition, through partnerships with third-party providers, we provide clients opportunities for solutions such as payment processing services, financial programs, and a small-business loan resource center.

PEO and Insurance Solutions:

•
PEO solutions: Our licensed PEO subsidiaries offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and both virtual and on-site availability of a professionally trained HR representative, among other services. What differentiates our PEO solutions from our ASO solutions is that we serve as a co-employer of our clients’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business Efficiency Act to provide PEO solutions. We offer the PEO Protection Plus Package, which helps business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits, as exposure to these risks rapidly increased during the COVID-19 pandemic and other economic concerns.

•
Insurance solutions: Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers, allowing employers to expand their employee benefit and corporate offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, cybersecurity protection, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance solutions simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients have the option to integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

Sales and Marketing

We market and sell our solutions and support primarily through our direct sales force based in the markets we serve. Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of solutions. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. Our virtual sales force manages inbound sales leads for the under twenty employee space, sales in areas without a direct sales force presence, and sales of various ancillary solutions.

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

We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business SolutionsTM Program. Our current partnership agreement with the AICPA is in place through September 2025. We also partner with numerous state CPA society organizations.

Our website is available at www.paychex.com. It is a cost-efficient channel that serves as a source of leads and new sales, while complementing the efforts of our direct and virtual sales forces. The website allows us to market to existing and prospective clients that want to learn more about our solutions and support, and offers information about our core lines of business: human resources (www.paychex.com/human-resources), payroll (www.paychex.com/payroll), benefits (www.paychex.com/employee-benefits), and insurance (www.paychex.com/business-insurance).

Paychex also builds on its reputation as an expert in the HCM industry by providing education and assistance primarily to businesses and the CPA community. We provide free webinars, podcasts, white papers, and other information on our website to inform businesses on the impact of regulatory change as well as HR and business best practices. Paychex WORX, available at www.paychex.com/worx, is a digital destination for insightful resources useful for businesses at every stage, from entrepreneur to enterprise. Paychex WORX highlights our expertise and ability to help businesses of all sizes with a wide range of HR and financial information for current clients and prospects alike.

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

The market for HCM services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, international, regional, local, and online service providers. In addition to traditional payroll processing and HR service providers, we compete with in-house payroll and HR systems and departments. Payroll and HR systems and software are sold by many vendors. Our solutions also compete with a variety of providers of HR services, such as retirement services companies, insurance companies, HR and benefits consulting firms, and national and regional PEOs.

Competition in the payroll processing and HR services industry is primarily based on service responsiveness, product quality and reputation, including ease of use and accessibility of technology, breadth of service and product offerings, and price. We believe we are competitive in each of these areas. We believe that our leading-edge technology and mobility applications, combined with personalized support provided by industry professionals and our technology-enabled solution capabilities, distinguishes us from our competitors.

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

Human Capital

We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We strive to foster a diverse, equitable, and inclusive (“DE&I”) workplace; attract, retain, and develop talented employees; and keep them safe. In fiscal 2023, we were a signatory to the CEO Action for Diversity & Inclusion pledge, the single largest business-led initiative to advance DE&I in the workplace. We also created a new DE&I leadership position to ensure that our efforts in building and sustaining a diverse culture of inclusion are realized.

For detailed information regarding our human capital activities, we encourage investors to visit our Corporate Responsibility website page at https://www.paychex.com/corporate/corporate-responsibility. We have also made our Environmental, Social and Governance (“ESG”) report available on our website. The information contained on our website and in our ESG report is not and should not be viewed as being incorporated by reference into this Form 10-K.

Our Employees: As of May 31, 2023, we employed approximately 16,600 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Paychex Culture: Our core cultural values (“Paychex Values”) are designed to guide decision making aligned to the expectations of clients, stockholders, regulators, employees, and the multiple communities in which we operate and to reflect our continuing commitment to DE&I. The Paychex Values are:

Integrity	Accountability	Innovation
Partnership	Respect	Service

Each of these values guide our decision-making process and are critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and allows us to make a positive impact in the communities we work and serve. As a result of our commitment to these principles, in 2023 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. We have achieved this recognition 15 times, and consecutively since 2012. In addition, we were also recognized by Forbes as a Best Employer for Diversity for 2023.

Talent Acquisition and Development: We compete for talent along with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition Team, in conjunction with certain third-party partners, have developed comprehensive processes to identify and recruit accomplished professionals.

Once hired, our world-class Training Department provides functional training for payroll and HCM specialists and sales associates and also offers personal training, professional development, and leadership-development programs. As a result of our efforts, we have been recognized as one of the top training organizations in the world with a 2023 Training APEX Award presented by Training magazine. Paychex ranked number five on the prestigious list for the second year. This is also the Company's 22nd consecutive appearance on the list that identifies organizations that excel at training and employee development.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that allows our employees to be their best in every area of their lives. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with comprehensive and competitive benefits and well-being package which includes medical, prescription, dental, and vision insurance, short- and long-term disability, employee assistance program, paid family leave, and a variety of well-being programs. For fiscal 2023, compensation-related expenses accounted for approximately 60% of our total expenses.

Employee Well-being Initiatives: In addition to providing a comprehensive compensation and benefits package, we are committed to providing a safe and healthy workplace for our employees. Healthier employees are at lower risk of injury from workplace related exposures, perform work more safely with lower rates of absenteeism, experience better job performance, and can live their lives more fully outside of work. Our well-being program is a robust program focusing on the physical, emotional, community, career, and financial health of our employees.

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

In recognizing the ever-growing diversity of our workplace, we annually celebrate Paychex Culture Day. This is an additional paid day off for employees to celebrate and recognize a holiday that is significant to them. This is just one of the many ways we celebrate our unique heritages, and it reflects our Company's commitment to DE&I and flexibility.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement services clients, and new worksite employees associated with our ASO and PEO businesses tends to be higher than during the rest of the fiscal year, primarily because many businesses prefer to start using our services at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to year-end bonus payments, additional year-end services, and the preparation and delivery of end-of year reporting requirements.

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.

Our corporate website, www.paychex.com, provides materials for investors and information about our services. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2023 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Business and Operational Risks

We may not be able to keep pace with changes in technology or provide timely enhancements to our solutions and support.

The market for our solutions is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to: enhance our current solutions and introduce new solutions in order to keep pace with solutions offered by our competitors, including the successful utilization of artificial intelligence and machine learning solutions; enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our clients’ requirements; and adapt to technological advancements and changing industry standards. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations. The failure to continually develop enhancements and use of technologies such as robotics and other workflow automation tools, natural language processing, and artificial intelligence/machine learning may impact our ability to increase the efficiency of and reduce costs associated with operational risk management and compliance activities.

We may experience software defects, undetected errors, and development delays, which could damage our relationship with clients, decrease our potential profitability and expose us to liability.

Our solutions rely on software and computing systems that can encounter development delays, and the underlying software may contain undetected errors, viruses or defects. Defects in our solutions and errors or delays caused by our solutions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation and exposure to liability. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, viruses or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, and our employees, including: bank account, credit card, and social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyberattack because of the amount and type of personal and business information that we collect, use, and retain. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our solutions contains a software vulnerability, the vulnerability may be exploited to obtain access to our data or our clients’ data.

Our service platforms enable our clients to store and process personal data on premises or, increasingly, in a cloud-based environment that we host. The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, if our security measures are breached, either internally or externally, our business could be substantially harmed, and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results. Third-parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

Data Loss and Business Interruption: If our systems are disrupted or fail for any reason, including Internet or systems failure, or if our systems are infiltrated by unauthorized persons, both the Company and our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. Hardware, applications, and services, including cloud-based services, that we develop or procure from third-party vendors may contain defects in design or other problems that could compromise the integrity and availability of our services. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely fashion or at all. The speed to closure of significant cybersecurity incidents may be influenced by the cooperation of governmental or law enforcement agencies. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

In the event of a catastrophe, our business continuity plan may fail, which could result in the loss of client data and adversely interrupt operations.

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack or act of war, public health emergency, pandemic, or other events that could have a significant disruptive effect on our operations. Climate-related weather disasters, including hurricanes, flooding, snowstorms, and severe rainstorms, could also threaten the business continuity of our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, snowstorms, and rainstorms and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients.

We may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, we rely on a number of third-party service providers. Service providers include, but are not limited to, couriers used to deliver client payroll checks, banks used to electronically transfer funds from clients to their employees, and information technology vendors servicing cloud-based platforms. Failure by these service providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

We may be exposed to additional risks related to our co-employment relationship within our PEO business.

Many federal and state laws that apply to the employer-employee relationship do not specifically address the obligations and responsibilities of the “co-employment” relationship within our PEO business. State and federal positions regarding co-employment relationships are in a constant state of flux and change with varying degrees of impact on our operations. We cannot predict when changes will occur or forecast whether any future changes will be favorable or unfavorable to our operations. There is a possibility that we may be subject to liability for violations of employment or discrimination laws by our clients and acts or omissions of client employees, who may be deemed to be our agents, even if we do not participate in any such acts or violations. Although our agreements with clients provide that they will indemnify us for any liability attributable to their own or their employees’ conduct, we may not be able to effectively enforce or collect such contractual obligations. In addition, we could be subject to liabilities with respect to our employee benefit plans if it were determined that we are not the “employer” under any applicable state or federal laws. Incurring additional liabilities related to our PEO business may adversely affect our results of operations.

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

Acquisitions subject us to risks, including increased debt, assumption of unforeseen liabilities, and difficulties in integrating operations. Successful integration involves many challenges, including the difficulty of developing and marketing new solutions and support, our exposure to unforeseen liabilities of acquired companies, and the loss of key employees of an acquired business. The integration and conversion of our acquired operations or other future acquisitions, if any, could result in increased operating costs if the anticipated synergies of operating these businesses as one are not achieved, a loss of strategic opportunities if management is distracted by the integration process, and a loss of customers if our service levels drop during or following the integration process. In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute stockholder interests, for many reasons, including charges to our income to reflect the impairment of acquired intangible assets including goodwill, interest costs and debt service requirements for any debt incurred in connection with an acquisition, and any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current stockholders. If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

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

The Note Purchase and Guarantee Agreement (the “Agreement”) that we entered into in January 2019 in connection with our acquisition of Oasis Outsourcing Group Holdings, L.P., contains covenants which may restrict our flexibility to operate our business. These covenants include restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. The Agreement also contains financial covenants, which are reviewed for compliance on a quarterly basis, that require us not to exceed a maximum leverage ratio of 3.5:1.0 and a minimum interest coverage ratio of 2.0:1.0. In addition, certain of our indebtedness may not exceed 20% of our consolidated stockholders’ equity. If we do not comply with these covenants, it could result in material adverse effects on our operating results and our financial condition.

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

Our services are subject to various laws and regulations, including, but not limited to, the SECURE Act 2.0, data privacy regulations, and anti-money laundering rules. The growth of our international operations also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Failure to update our services to comply with modified or new legislation in the areas of payment networks, health care reform and retirement plans as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with anti-money laundering laws and regulations, which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

We are required to comply with regulations administered by multi-national bodies and governmental agencies worldwide including, but not limited to, the economic sanctions and embargo programs administered by the Office of Foreign Assets Control (“OFAC”), and the Foreign Corrupt Practices Act (“FCPA”). OFAC places restrictions on the sale or export of certain products and services to certain countries and persons. A violation of a sanction or embargo program, or of the FCPA, or similar laws prohibiting certain payments to governmental officials, could subject us, and individual employees, to a regulatory enforcement action as well as significant civil and criminal penalties which could adversely impact our business and operations.

Our reputation, results of operations, or financial condition may be adversely impacted if we fail to comply with data privacy laws and regulations.

Our solutions require the storage and transmission of proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as geolocation and biometric data. Certain solutions are enhanced with the use of artificial intelligence and machine learning. Our solutions are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy, as well as ethical considerations. In the U.S., we are subject to rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification and data privacy laws, such as the California Consumer Privacy Act, as amended. Our European operations are subject to the European Union’s General Data Privacy Regulation. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. We could be subject to litigation or reputational risk if we or our third-party providers fail to utilize data practices sufficient to safeguard proprietary, confidential, and personal or identifying information. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of a cyberattack or other wrongful conduct by employees or third-parties. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and solutions. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand and may adversely affect our ability to compete. Third parties may claim that we are infringing on their intellectual property rights. To the extent we seek to enforce or must defend our intellectual property rights with litigation, we could incur significant expenses and/or be required to pay substantial damages. We may also be obligated to indemnify our customers or vendors in connection with claims or litigation. The litigation to enforce or defend our intellectual property rights could be costly and time-consuming.

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

General Risk Factors

Our business, results of operations, and financial condition may be impacted by macroeconomic and/or political factors of the U.S. and global economy and such impact could be materially adverse.

We and our clients are subject to the impacts related to inflationary pressure, the recent instability of the banking environment, and other macroeconomic and/or political events. Banking volatility may subject us and our clients to losses on uninsured funds and may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Additionally, our business is substantially dependent on our clients’ continued use of our solutions and support, and our results of operations will decline if our clients are no longer willing or able to use them. Our clients are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for services we already provided, and our client base will shrink, which will lower our revenue. If under financial pressure, our clients may determine that they are no longer willing to pay for the solutions and support we provide, which would reduce our revenue. Our clients may decrease their workforce, which would decrease their demand for our services. Because of spending constraints on our clients and competition in the industry, we may face pricing pressure on our services and challenges in onboarding new clients, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our clients, our operations could be materially disrupted, and we could face significant penalties or liabilities.

We may be adversely impacted by volatility in the political and economic environment.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. Additionally, instability in the banking environment may adversely affect our business. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Further, rising inflation may negatively impact our business, raise costs and reduce profitability. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit.

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

In the event we receive negative publicity, our reputation and the value of our brand could be harmed, and clients may not use our solutions and support, which may have a material adverse effect on our business.

We are committed to good corporate citizenship, which is reflected in our company culture and core values. Disclosure of our corporate governance practices including our ESG initiatives, may draw negative publicity from stakeholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We owned and leased the following properties as of May 31, 2023:

Square feet
Owned facilities:
Rochester, New York	832,000
Other U.S. locations	30,000
Total owned facilities	862,000

Leased facilities:
Rochester, New York	90,000
Other U.S. locations	957,000
International locations	144,000
Total leased facilities	1,191,000

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

As of June 30, 2023, there were 8,698 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 3,317 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 4,032 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In July 2021, our Board approved a program to repurchase up to $400.0 million of our common stock with authorization that expires on January 31, 2024. The purpose of this program is to manage common stock dilution. There were no shares repurchased during fiscal 2023 and $327.1 million remains available for share repurchases in total under the program.

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2018, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

STOCK PRICE PERFORMANCE GRAPH

$225
$200
$175
$150
$125
$100
$75
2018
2019
2020
2021
2022
2023
Fiscal Year Ending May 31
Paychex
S&P 500
Peer Group

May 31,	2018	2019	2020	2021	2022	2023
Paychex	$100.00	$135.05	$117.46	$169.33	$212.24	$184.89
S&P 500	$100.00	$103.77	$117.08	$164.26	$163.75	$168.48
Peer Group	$100.00	$117.55	$131.60	$169.26	$158.04	$160.00

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Compensation and Leadership Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was not adjusted for fiscal 2023.

Our Peer Group for fiscal 2023 is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Global Payments Inc.
Bread Financial Holdings, Inc.	H&R Block, Inc.
Broadridge Financial Solutions, Inc.	Intuit Inc.
Equifax, Inc.	Moody's Corporation
Fiserv, Inc.	TransUnion
FleetCor Technologies, Inc.	Verisk Analytics, Inc.
Gartner, Inc.	The Western Union Company

.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2023 (“fiscal 2023” or the “fiscal year”), as compared to our fiscal year ended May 31, 2022 (“fiscal 2022”), and our financial condition as of May 31, 2023. A detailed review of our fiscal 2022 performance compared to our fiscal year ended May 31, 2021 performance and our financial condition as of May 31, 2022 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2022. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses and their employees across the United States (“U.S.”) and parts of Europe. We offer a comprehensive portfolio of HCM technology and HR advisory solutions that help our clients address the evolving challenges of HR.

We support our small-business clients, reducing the complexity and risk of running their own payroll, while ensuring greater accuracy with up-to-date tax rates and regulatory information. Clients may choose to have our support team handle everything for them, or process payroll themselves utilizing our proprietary, robust Paychex Flex® and SurePayroll® SaaS-based solutions. Our medium-sized clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing services has been moving down-market. Any of our clients on Paychex Flex can opt for the integrated suite of HCM solutions, which allows clients to choose the service and software solutions that will meet the needs of their business.

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) professional employer organization (“PEO”) and Insurance Solutions, as discussed in Part I, Item 1 of this Form 10-K.

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

We closely monitor the evolving challenges and needs of small- and mid-sized businesses, and proactively aid our clients in navigating these challenges. Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, engage, train, and retain top talent in this challenging workforce environment. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong solutions and support delivery, resulting in high levels of client satisfaction and retention.

Fiscal 2023 Business Highlights

Highlights compared to fiscal 2022 are as follows:

	Fiscal Year
In millions, except per share amounts	2023	2022	Change(3)
Total service revenue	$4,907.3	$4,554.0	8%
Total revenue	$5,007.1	$4,611.7	9%
Operating income	$2,033.1	$1,840.0	10%
Net income	$1,557.3	$1,392.8	12%
Adjusted net income(1)	$1,548.4	$1,367.8	13%
Diluted earnings per share	$4.30	$3.84	12%
Adjusted diluted earnings per share(1)	$4.27	$3.77	13%
Dividends paid to stockholders(2)	$1,175.0	$999.6	18%

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.
(2)
Dividends paid to stockholders represented approximately 75% of net income for fiscal 2023 compared to approximately 72% of net income for fiscal 2022.
(3)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2023 and 2022, and our financial position as of May 31, 2023, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

Our payroll and PEO client base was approximately 740,000 and greater than 730,000 clients as of May 31, 2023 and 2022, respectively. Client retention remained high in the range of 82% to 83% of our beginning client base for fiscal 2023, compared to approximately 84% for fiscal 2022.

While our HR solution offerings provide services to employers and employees beyond payroll, they effectively leverage payroll processing data. These services are included as part of the integrated HCM solution within Paychex Flex or provided through the PEO platform. The following table illustrates selected HR solution offerings:

As of May 31,	2023	2022	Change(1)
Paychex HR Solutions and PEO client worksite employees	2,168,000	1,977,000	10%
Paychex HR Solutions and PEO clients	71,000	66,000	8%
Health and benefits services applicants	203,000	210,000	(3)%
Retirement services plans	113,000	104,000	9%

(1)
Percentage changes are calculated based on unrounded numbers.

We continue to make investments in technology a priority as companies look to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. Our fiscal 2023 technology enhancements to our Paychex Flex platform were designed to improve the client and employee experiences from hiring and onboarding through employee retention.

We have further strengthened our position in the industry by serving as a source of education and information to clients, businesses of all sizes, and other interested parties. We provide free webinars, white papers, and other information on our website (www.paychex.com) to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance Agency, Inc. website, www.paychex.com/group-health-insurance, helps small-business owners navigate the area of insurance coverage. Both this website and www.paychex.com/worx have sections dedicated to the topic of health care reform.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2023	2022	Change(1)
Revenue:
Management Solutions	$3,730.5	$3,442.7	8%
PEO and Insurance Solutions	1,176.8	1,111.3	6%
Total service revenue	4,907.3	4,554.0	8%
Interest on funds held for clients	99.8	57.7	73%
Total revenue	5,007.1	4,611.7	9%
Total expenses	2,974.0	2,771.7	7%
Operating income	2,033.1	1,840.0	10%
Other income/(expense), net	15.1	(15.4)	n/m
Income before income taxes	2,048.2	1,824.6	12%
Income taxes	490.9	431.8	14%
Effective income tax rate	24.0%	23.7%
Net income	$1,557.3	$1,392.8	12%
Diluted earnings per share	$4.30	$3.84	12%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $3.7 billion for fiscal 2023, reflecting an increase of 8%:
o
Increase in the number of clients and clients' employees for HCM and worksite employees for HR Solutions;
o
Higher revenue per client resulting from pricing realization and product attachment, including increased demand for HR Solutions, retirement, and time and attendance solutions; and
o
Continued growth in HCM ancillary services.

•
PEO and Insurance Solutions revenue: $1.2 billion for fiscal 2023, reflecting an increase of 6%:
o
Growth in the number of average PEO worksite employees and increases in average wages per worksite employee;
o
Higher state unemployment insurance revenue and health insurance premiums; and
o
Growth in ancillary services.

•
Interest on funds held for clients: $99.8 million for fiscal 2023, reflecting an increase of 73%:
o
Higher average interest rates, and
o
Higher average investment balances, partially offset by
o
Realized losses on investment sales as we repositioned a portion of our long-term investment portfolio.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2023, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,

$ in millions	2023	2022
Average investment balances:
Funds held for clients	$4,392.7	$4,354.8
Corporate cash equivalents and investments	1,470.9	1,303.3
Total	$5,863.6	$5,658.1

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	2.5%	1.3%
Corporate cash equivalents and investments	3.3%	0.2%
Combined funds held for clients and corporate cash equivalents and investments	2.7%	1.1%

Total net realized (losses)/gains	$(9.8)	$0.2

$ in millions
As of May 31,	2023	2022
Net unrealized losses on available-for-sale ("AFS") securities(1)	$(175.3)	$(136.3)
Federal Funds rate(2)	5.25%	1.00%
Total fair value of AFS securities	$3,604.6	$4,029.2
Weighted-average duration of AFS securities in years(3)	3.3	3.2
Weighted-average yield-to-maturity of AFS securities(3)	2.9%	1.9%

(1)
The net unrealized loss on our investment portfolios was approximately $198.8 million as of July 12, 2023.
(2)
The Federal Funds rate was in the range of 5.00% to 5.25% as of May 31, 2023 and in the range of 0.75% to 1.00% as of May 31, 2022.
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

Total expenses: The following table summarizes total combined cost of service revenue and selling, general and administrative expenses for fiscal years:

In millions	2023	2022	Change(1)
Compensation-related expenses	$1,782.6	$1,632.2	9%
PEO insurance costs	416.8	405.2	3%
Depreciation and amortization	176.6	191.8	(8)%
Other expenses	598.0	542.5	10%
Total expenses	$2,974.0	$2,771.7	7%

(1)
Percentage changes are calculated based on unrounded numbers.

The changes in total expenses as compared to the prior year were primarily driven by the following factors:

•
Compensation-related expenses: $1.8 billion for fiscal 2023, reflecting a 9% increase:
o
Higher compensation costs due to increases in headcount and average wage rates.

•
Depreciation and amortization: $176.6 million for fiscal 2023, reflecting a decrease of 8%:
o
Lower amortization expense on intangible assets which use accelerated amortization methods.

•
Other expenses: $598.0 million in fiscal 2023, reflecting a 10% increase:
o
Continued investment in product development, technology, and marketing.

Operating income: Fiscal 2023 operating income was $2.0 billion, an increase of 10% compared to fiscal 2022, as a result of revenue growth outpacing expense increases as previously discussed. Operating margin (operating income as a percentage of total revenue) was as follows:

	Fiscal Year
	2023	2022
Operating Margin (operating income as a percentage of total revenue)	40.6%	39.9%

Other income/(expense): Other income/(expense) increased $30.5 million to $15.1 million in fiscal 2023 as a result of higher average interest rates earned on our corporate investments.

Income taxes: Our effective income tax rate was 24.0% and 23.7% for fiscal years 2023 and 2022, respectively. Both periods include the recognition of excess tax benefits related to employee stock-based compensation payments. The prior year was also impacted by the recording of a tax benefit related to prior years' research and development expenses incurred in the production of customer-facing software. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share: Net income was $1.6 billion and $1.4 billion for fiscal 2023 and fiscal 2022, respectively. Diluted earnings per share was $4.30 per diluted share for fiscal 2023 and $3.84 per diluted share for fiscal 2022. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $1.5 billion and $1.4 billion for fiscal 2023 and fiscal 2022, respectively, reflecting an increase of 13%. Adjusted diluted earnings per share(1) was $4.27 per diluted share and $3.77 per diluted share for fiscal 2023 and fiscal 2022, respectively, reflecting an increase of 13%.

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section below for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of net income and diluted earnings per share.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

$ in millions	2023	2022	Change(1)

Net income	$1,557.3	$1,392.8	12%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(8.9)	(18.9)
Tax benefit derived from research and development costs (3)	—	(6.1)
Total non-GAAP adjustments	(8.9)	(25.0)
Adjusted net income	$1,548.4	$1,367.8	13%

Diluted earnings per share(4)	$4.30	$3.84	12%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(2)	(0.02)	(0.05)
Tax benefit derived from research and development costs (3)	—	(0.02)
Total non-GAAP adjustments	(0.02)	(0.07)
Adjusted diluted earnings per share	$4.27	$3.77	13%

Net income	$1,557.3	$1,392.8	12%
Non-GAAP adjustments:
Interest (income)/expense, net	(12.4)	33.7
Income taxes	490.9	431.8
Depreciation and amortization expense	176.6	191.8
Total non-GAAP adjustments	655.1	657.3
EBITDA	$2,212.4	$2,050.1	8%

(1)
Percentage changes are calculated based on unrounded numbers.
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

In addition to reporting net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted net income, adjusted diluted earnings per share, and EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted net income, adjusted diluted earnings per share, and EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the Securities and Exchange Commission (“SEC”). As such, they should not be considered a substitute for the U.S. GAAP measures of net income and diluted earnings per share, and, therefore, they should not be used in isolation but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2023 remained strong with cash, restricted cash, and total corporate investments of $1.6 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $808.4 million as of May 31, 2023. Our primary source of cash is our ongoing operations. Cash flows from operations were $1.7 billion for fiscal 2023. Our positive cash flows for fiscal 2023 allowed us to support our business and pay dividends of approximately $1.2 billion. We currently anticipate that cash, restricted cash, and total corporate investments as of May 31, 2023, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of May 31, 2023 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities are as follows:

		Maximum	May 31, 2023
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$—	$1,000.0
JPM	September 17, 2026	$750.0	—	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	10.2	239.8
Total Lines of Credit Outstanding and Available			$10.2	$1,989.8

Amounts outstanding under the PNC credit facility as of May 31, 2023 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the fiscal years ended 2023 and 2022 were as follows:

	Year ended May 31, 2023
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	365
Maximum amount borrowed	$—	$—	$10.6
Weighted-average amount borrowed	$—	$—	$10.0
Weighted-average interest rate	—%	—%	4.81%

	Year ended May 31, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	365
Maximum amount borrowed	$—	$—	$106.5
Weighted-average amount borrowed	$—	$—	$8.5
Weighted-average interest rate	—%	—%	1.36%

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

Subsequent to May 31, 2023, there were no additional overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of May 31, 2023, we had irrevocable standby letters of credit available totaling $141.7 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 9, 2023 and May 25, 2024. No amounts were outstanding on these letters of credit during fiscal 2023 or fiscal 2022, or as of May 31, 2023 and May 31, 2022. Subsequent to May 31, 2023, letters of credit expiring on June 9, 2023, June 15, 2023, and June 26, 2023 were renewed for one year terms.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt (“Senior Notes”). Certain information related to the Senior Notes is as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.14%	4.31%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion on our long-term financing.

Other commitments: The Company has various long-term contractual obligations as of May 31, 2023, which include:

•
operating leases for $81.7 million;
•
purchase obligations for $228.9 million;
•
workers’ compensation estimated obligations for $195.8 million; and
•
long-term Senior Notes debt obligations for $800.0 million, plus interest payments of 150.8 million.

Refer to Notes A, H, M, and P of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these areas.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $69.4 million as of May 31, 2023. Refer to Note K of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are a limited partner in three venture capital fund arrangements and have committed to contribute a maximum amount of $30.0 million for investment in equity and debt securities of start-up entities primarily in the financial technology sector. As of May 31, 2023, we have contributed $22.2 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in these venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2023.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2023. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	Year ended May 31,
In millions	2023	2022	Change
Net cash provided by operating activities	$1,699.4	$1,505.5	$193.9
Net cash provided by/(used in) investing activities	218.5	(1,420.9)	1,639.4
Net cash used in financing activities	(711.4)	(979.3)	267.9
Net change in cash, restricted cash, and equivalents	$1,206.5	$(894.7)	$2,101.2

Cash dividends per common share	$3.26	$2.77

The changes in our cash flows for fiscal 2023 and fiscal 2022 were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 7;
•
Changes in funding for temporary staffing clients, offset by
•
Change in accrued income taxes as a result of the impacts of higher cumulative quarterly tax payments and higher income tax expense related to higher taxable income and effective tax rates over the prior year.

Investing Cash Flow Activities

•
Increase in the net proceeds from the sales of AFS securities;
•
Increase in proceeds received from the sales of buildings and furniture and fixtures; and
•
Decrease in cash payments for the acquisitions of businesses.

Fluctuations in the net purchases and sales/maturities of AFS securities are also due to timing within the client funds portfolio and market conditions. Specific timing items impacting cash flows for fiscal 2023 and fiscal 2022 are discussed further in the financing cash flows discussion of net changes in client fund obligations. Amounts will vary based upon the timing of collection from clients, and the related remittance to applicable tax or regulatory agencies for payroll tax administration services and to employees of clients utilizing employee payment services.

Discussion of interest rates and related risks is included in the “Market Risk Factors” section contained in Item 7A of this Form 10-K.

Financing Cash Flow Activities

•
Increase in cash inflows from changes in client fund obligations due to the timing of collections and remittances of client funds; and
•
Decrease in cash payments for repurchases of common shares. There were no shares repurchased during fiscal 2023 compared to 1.2 million for $145.2 million during fiscal year 2022; offset by
•
Increase in dividends paid of $175.4 million compared to the prior year period due to an increase in our aggregate annual dividends from $2.77 per share to $3.26 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board; and
•
Change in cash activity related to equity-based plans primarily due to a decrease in the number of stock options exercised during fiscal 2023 when compared with fiscal 2022.

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

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to our clients, in an amount that reflects the consideration we expect to receive in exchange for such services. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of our clients in the temporary staffing industry via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 41 to 44 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

Assets Recognized from the Costs to Obtain and Fulfill Contracts: We recognize an asset for the incremental costs of obtaining a contract with a client if it is expected that the economic benefit and amortization period will be longer than one year. Incremental costs of obtaining a contract include only those costs that are directly related to the acquisition of new contracts and that would not have been incurred if the contract had not been obtained. We do not incur incremental costs to obtain a contract renewal. We determined that certain sales commissions and bonuses, including related fringe benefits, meet the capitalization criteria under Accounting Standards Codification (“ASC”) Subtopic 340-40, “Other Assets and Deferred Costs: Contracts with Customers” (“ASC 340-40”). We also recognize an asset for the costs to fulfill a contract with a client if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered. We determined that substantially all costs related to implementation activities are administrative in nature and meet the capitalization criteria under ASC 340-40. These capitalized costs to fulfill a contract principally relate to upfront direct costs that are expected to be recovered and enhance our ability to satisfy future performance obligations.

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during the fiscal years ended May 31, 2023 or May 31, 2022.

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

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2023 or 2022.

Goodwill and other intangible assets: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. During fiscal 2023, a qualitative analysis was performed for all reporting units. During fiscal 2022, a qualitative assessment was performed for our Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying value. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2023 or 2022. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2023 or 2022 as a result of the qualitative analyses performed.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2023 or as of May 31, 2023.

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

During fiscal 2023, our primary short-term investment vehicles were bank demand deposit accounts, VRDNs and U.S. government agency discount notes. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2023, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 2.7%, compared to 1.1% for fiscal 2022. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, will increase from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2023 had an average duration of 3.3 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2023 are shown below by expected maturity.

	May 31, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$186.4	$184.1
Due after one year through three years	829.4	789.6
Due after three years through five years	1,953.7	1,843.5
Due after five years	810.4	787.4
Total	$3,779.9	$3,604.6

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of May 31, 2023 and 2022, the Federal Funds rate was in the range of 5.00% to 5.25% and in the range of 0.75% to 1.00%, respectively. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the concerns over inflation risk and the failure of financial institutions. We continue to monitor market conditions and take appropriate measures to manage our investment portfolios.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $5.9 billion for fiscal 2023. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 60% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized losses of $175.3 million and $136.3 million as of May 31, 2023 and 2022, respectively. Refer to Note G of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2023, the net unrealized loss on our investment portfolios ranged from $126.5 million to $263.6 million. During fiscal 2022, the net unrealized loss or gain on our investment portfolios ranged from a $156.3 million net unrealized loss to a $89.2 million net unrealized gain. The net unrealized loss on our investment portfolios was approximately $198.8 million as of July 12, 2023.

As of May 31, 2023 and 2022, we had $3.6 billion and $4.0 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 2.9% and 1.9% as of May 31, 2023 and 2022, respectively. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of May 31, 2023, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value were considered to be other-than-temporary and an impairment loss recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in Liquidity and Capital Resources section of this Form 10-K. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2023 were not impaired as a result of the previously discussed reasons. While $2.7 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $179.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2023 and 2022 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to the purchase of accounts receivable as a means of providing payroll funding to clients in the temporary staffing industry. There is also credit risk exposure relating to the Company’s trade accounts receivable. These credit risk exposures are diversified among multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client is material in respect to total accounts receivable, service revenue, or results of operations.

Market risk: The U.S. banking market has recently experienced increased volatility as a result of several highly publicized distressed or closed banks, the most significant of these being Silicon Valley Bank. We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We continue to closely monitor this situation and take appropriate measures, when necessary, to minimize potential risk exposure to our clients' and our cash and investment balances. We have not realized any losses as a result of this increased market volatility.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2023.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2023, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ John B. Gibson John B. Gibson President and Chief Executive Officer	/s/ Efrain Rivera Efrain Rivera Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the “Company”) as of May 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended May 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Professional Employer Organization (PEO) Insurance Reserves - Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2023, the total liability for workers’ compensation insurance reserves is $195.8 million. In establishing the workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. The principal considerations for our determination that performing procedures relating to PEO insurance reserves - workers’ compensation insurance reserves is a critical audit matter are (i) there was significant judgment used by management in determining the workers’ compensation insurance reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing our procedures and evaluating management’s assumptions and actuarial estimates related to the loss development factors and other factors such as the historical frequency and severity of workers’ compensation claims and an estimate of future cost trends, and (ii) the audit effort included the involvement of professionals with specialized skill and knowledges.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s workers’ compensation insurance reserves, including controls over the development of management’s assumptions and actuarial estimates related to the loss development factors. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the workers’ compensation insurance reserves and (ii) comparison of this independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing an independent estimate involved (i) testing the completeness and accuracy of data provided by management and (ii) evaluating management’s model, assumptions and actuarial estimates related to the loss development factors and other factors such as the historical frequency and severity of workers’ compensation claims and an estimate of future cost trends.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

July 14, 2023

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2023	2022	2021
Revenue:
Management Solutions	$3,730.5	$3,442.7	$3,023.4
PEO and Insurance Solutions	1,176.8	1,111.3	974.1
Total service revenue	4,907.3	4,554.0	3,997.5
Interest on funds held for clients	99.8	57.7	59.3
Total revenue	5,007.1	4,611.7	4,056.8
Expenses:
Cost of service revenue	1,453.0	1,356.3	1,271.2
Selling, general and administrative expenses	1,521.0	1,415.4	1,324.9
Total expenses	2,974.0	2,771.7	2,596.1
Operating income	2,033.1	1,840.0	1,460.7
Other income/(expense), net	15.1	(15.4)	(26.5)
Income before income taxes	2,048.2	1,824.6	1,434.2
Income taxes	490.9	431.8	336.7
Net income	$1,557.3	$1,392.8	$1,097.5

Other comprehensive loss, net of tax	(26.0)	(185.7)	(4.7)
Comprehensive income	$1,531.3	$1,207.1	$1,092.8

Basic earnings per share	$4.32	$3.86	$3.05
Diluted earnings per share	$4.30	$3.84	$3.03
Weighted-average common shares outstanding	360.4	360.6	359.9
Weighted-average common shares outstanding, assuming dilution	362.3	363.1	362.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2023	2022
Assets
Cash and cash equivalents	$1,222.0	$370.0
Restricted cash	49.8	50.3
Corporate investments	373.4	853.9
Interest receivable	24.4	22.3
Accounts receivable, net of allowance for credit losses	873.3	723.8
PEO unbilled receivables, net of advance collections	528.5	572.1
Prepaid income taxes	48.1	34.0
Prepaid expenses and other current assets	289.8	272.3
Current assets before funds held for clients	3,409.3	2,898.7
Funds held for clients	4,118.8	3,682.9
Total current assets	7,528.1	6,581.6
Long-term restricted cash	—	25.5
Long-term corporate investments	3.8	5.0
Property and equipment, net of accumulated depreciation	396.3	401.3
Operating lease right-of-use assets, net of accumulated amortization	61.5	78.7
Intangible assets, net of accumulated amortization	187.4	224.6
Goodwill	1,834.0	1,831.5
Long-term deferred costs	470.1	433.3
Other long-term assets	65.2	53.7
Total assets	$10,546.4	$9,635.2
Liabilities
Accounts payable	$84.7	$105.7
Accrued corporate compensation and related items	209.9	225.4
Accrued worksite employee compensation and related items	763.9	683.4
Short-term borrowings	10.2	8.7
Deferred revenue	47.3	38.4
Other current liabilities	395.4	388.4
Current liabilities before client fund obligations	1,511.4	1,450.0
Client fund obligations	4,294.0	3,819.2
Total current liabilities	5,805.4	5,269.2
Accrued income taxes	83.0	58.1
Deferred income taxes	112.1	165.5
Long-term borrowings, net of debt issuance costs	798.2	797.7
Operating lease liabilities	57.3	74.8
Other long-term liabilities	197.2	184.7
Total liabilities	7,053.2	6,550.0
Commitments and contingencies — Note P
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.5 shares as of May 31, 2023 and 359.9 shares as of May 31, 2022	3.6	3.6
Additional paid-in capital	1,626.4	1,545.9
Retained earnings	2,023.1	1,669.6
Accumulated other comprehensive loss	(159.9)	(133.9)
Total stockholders’ equity	3,493.2	3,085.2
Total liabilities and stockholders’ equity	$10,546.4	$9,635.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions, except per share amounts

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2020	358.8	$3.6	$1,289.9	$1,431.4	$56.5	$2,781.4
Net income	—	—	—	1,097.5	—	1,097.5
Unrealized losses on securities, net of $4.8 million in tax benefit	—	—	—	—	(14.7)	(14.7)
Reclassification adjustment for realized gains on securities, net of $0.3 million in tax expense (1)	—	—	—	—	(0.9)	(0.9)
Dividends declared ($2.52 per share)	—	—	—	(908.7)	—	(908.7)
Repurchases of common shares (2)	(1.7)	—	(3.1)	(152.6)	—	(155.7)
Stock-based compensation	—	—	52.5	—	—	52.5
Foreign currency translation adjustment	—	—	—	—	10.9	10.9
Activity related to equity-based plans	2.7	—	107.4	(21.7)	—	85.7
Balance as of May 31, 2021	359.8	3.6	1,446.7	1,445.9	51.8	2,948.0
Net income	—	—	—	1,392.8	—	1,392.8
Unrealized losses on securities, net of $53.1 million in tax benefit	—	—	—	—	(162.3)	(162.3)
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Dividends declared ($2.77 per share)	—	—	—	(1,000.1)	—	(1,000.1)
Repurchases of common shares (2)	(1.2)	—	(5.2)	(140.0)	—	(145.2)
Stock-based compensation	—	—	52.8	—	—	52.8
Foreign currency translation adjustment	—	—	—	—	(23.3)	(23.3)
Activity related to equity-based plans	1.3	—	51.6	(29.0)	—	22.6
Balance as of May 31, 2022	359.9	3.6	1,545.9	1,669.6	(133.9)	3,085.2
Net income	—	—	—	1,557.3	—	1,557.3
Unrealized losses on securities, net of $12.2 million in tax benefit	—	—	—	—	(36.6)	(36.6)
Reclassification adjustment for realized losses on securities, net of $2.5 million in tax benefit (1)	—	—	—	—	7.4	7.4
Dividends declared ($3.26 per share)	—	—	—	(1,175.5)	—	(1,175.5)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation	—	—	62.6	—	—	62.6
Foreign currency translation adjustment	—	—	—	—	3.2	3.2
Activity related to equity-based plans	0.6	0.0	17.9	(28.3)	—	(10.4)
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(159.9)	$3,493.2

(1)
Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized (losses)/gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other income/(expense), net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintains a program to repurchase up to $400.0 million of its common stock, with authorization expiring January 31, 2024. The Company maintained a separate program to repurchase up to $400.0 million of its common stock through May 31, 2022, which was repurchased before the program expired. The purpose of these programs is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2023	2022	2021
Operating activities
Net income	$1,557.3	$1,392.8	$1,097.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.6	191.8	192.0
Amortization of premiums and discounts on AFS securities, net	18.2	28.9	35.8
Amortization of deferred contract costs	219.1	202.1	191.4
Stock-based compensation costs	62.6	52.8	52.5
(Benefit from)/provision for deferred income taxes	(44.0)	2.3	(21.0)
Provision for credit losses	17.7	10.5	8.0
Net realized losses/(gains) on sales of AFS securities	9.8	(0.2)	(1.2)
Changes in operating assets and liabilities:
Interest receivable	(2.1)	2.1	1.8
Accounts receivable and PEO unbilled receivables, net	(123.6)	(277.0)	(272.9)
Prepaid expenses and other current assets	(17.8)	(7.7)	(15.8)
Accounts payable and other current liabilities	67.4	151.8	169.0
Deferred costs	(269.4)	(267.1)	(208.0)
Net change in other long-term assets and liabilities	31.9	26.3	32.1
Net change in operating lease right-of-use assets and liabilities	(4.3)	(3.9)	(0.9)
Net cash provided by operating activities	1,699.4	1,505.5	1,260.3
Investing activities
Purchases of AFS securities	(14,585.3)	(17,807.7)	(6,089.7)
Proceeds from sales and maturities of AFS securities	14,943.2	16,554.9	5,771.9
Purchases of property and equipment	(143.0)	(133.8)	(118.4)
Proceeds from sale of property and equipment	16.7	1.2	3.8
Acquisition of businesses, net of cash acquired	(2.7)	(24.9)	(19.5)
Purchases of other assets	(10.4)	(10.6)	(8.7)
Net cash provided by/(used in) investing activities	218.5	(1,420.9)	(460.6)
Financing activities
Net change in client fund obligations	474.8	143.2	340.0
Net proceeds from short-term borrowings	2.0	1.3	2.3
Dividends paid	(1,175.0)	(999.6)	(908.7)
Repurchases of common shares	—	(145.2)	(155.7)
Contingent consideration paid for acquisitions	(2.8)	(1.6)	—
Activity related to equity-based plans	(10.4)	22.6	85.7
Net cash used in financing activities	(711.4)	(979.3)	(636.4)
Net change in cash, restricted cash, and equivalents	1,206.5	(894.7)	163.3
Cash, restricted cash, and equivalents, beginning of fiscal year	928.4	1,823.1	1,659.8
Cash, restricted cash, and equivalents, end of fiscal year	$2,134.9	$928.4	$1,823.1

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,222.0	$370.0	$995.2
Restricted cash	49.8	75.8	88.3
Restricted cash and restricted cash equivalents included in funds held for clients	863.1	482.6	739.6
Total cash, restricted cash, and equivalents	$2,134.9	$928.4	$1,823.1

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

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. Approximately one percent of the Company’s total revenue was generated within Europe for each of the fiscal years ended May 31, 2023 (“fiscal 2023”), May 31, 2022 (“fiscal 2022”), and May 31, 2021 (“fiscal 2021”). Long-lived assets in Europe were approximately 6% of total long-lived assets of the Company as of May 31, 2023 and 2022. Long-lived assets in India were less than 1% of total long-lived assets of the Company as of May 31, 2023 and 2022.

Within Paychex’s HCM solutions, the Company offers a comprehensive portfolio of HCM technology and HR advisory solutions that help our clients address the evolving challenges of HR. Clients may choose to have our support teams handle everything for them, or select services on an á la carte basis or as part of various solution bundles. Paychex’s offerings often leverage the information gathered in its base payroll processing service, allowing the Company to provide comprehensive outsourcing services covering the HCM spectrum.

Paychex supports its small business clients utilizing its proprietary, robust, software as a service (“SaaS”) Paychex Flex® platform and the Company’s SurePayroll® SaaS-based solutions. Both solutions allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s medium-sized clients generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the services and software that will meet the needs of their businesses.

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

Basis of presentation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures are reported as zero balances due to rounding.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO clients for the payment of worksite employee payrolls and associated payroll taxes. $291.3 million and $89.7 million collected from PEO clients are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2023 and 2022, respectively.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $20.5 million and $18.2 million as of May 31, 2023 and 2022, respectively. These balances include trade receivables for services provided to clients and purchased receivables related to payroll funding arrangements with clients in the temporary staffing industry. Trade receivables were $287.0 million and $123.2 million as of May 31, 2023 and 2022, respectively. Purchased receivables were $606.8 million and $618.8 million as of May 31, 2023 and 2022, respectively.

The Company is exposed to credit losses through the sale of its solutions and support, payment of client obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each client’s ability to pay for these solutions and support. Credit monitoring programs include, but are not limited to, new client credit reviews, establishing appropriate credit limits, monitoring of credit distressed clients, and early electronic wire and collection procedures. The Company also considers contract terms and conditions, client business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. No single client had a material impact on total accounts receivable as of May 31, 2023 or 2022. No single client had a material impact on service revenue or results of operations for the fiscal years ended May 31, 2023, 2022 and 2021.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable federal and state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2023 and 2022, advance collections were $12.5 million and $2.6 million, respectively.

Funds held for clients and corporate investments: Marketable securities included in funds held for clients and corporate investments consist primarily of securities classified as AFS and are recorded at fair value obtained from an independent pricing service. The funds held for clients portfolio also includes cash and cash equivalents such as money market securities. Unrealized gains and losses, net of applicable income taxes, are reported as other comprehensive income or loss in the Consolidated Statements of Income and Comprehensive Income. Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income/(expense), net, respectively.

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

Goodwill and other intangible assets, net of accumulated amortization: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. During fiscal 2023 and fiscal 2021, a qualitative analysis was performed on all reporting units to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying value. During fiscal 2022, a qualitative assessment was performed for our Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2023, 2022, or 2021. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from 3 to 12 years. Certain client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. In addition, the Company has intangible assets with indefinite useful lives, which are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined, using qualitative assessments, there is no impairment of intangible assets with indefinite useful lives for fiscal 2023, 2022, or 2021.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The Company has determined that there was no impairment of long-lived assets for fiscal 2023, 2022, or 2021.

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive income/(loss), net of tax. The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2023, 2022, or 2021.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to the Company's clients, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for funding payrolls of clients in the temporary staffing agency via the purchase of accounts receivable are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 41 to 44 days. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

The Company receives advance payments for set-up fees from its clients. Advance payments received for certain service offerings for set-up fees are considered a material right. Therefore, the Company defers the revenue associated with these advance payments, recognizing the revenue and related expenses over the expected period to which the material right exists.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2023, 2022, or 2021.

Cost of service revenue: The Company’s costs and expenses applicable to total service revenue represent direct costs associated with providing HR, payroll, benefits, and insurance services. This includes labor-related costs, direct costs related to certain PEO solutions, postage and delivery costs, facility costs, professional services, and depreciation and amortization of property and equipment, including internally developed software.

Selling, general and administrative expenses: The Company’s selling, general and administrative expenses represent labor-related costs, including amortization of deferred sales commissions and bonuses, corporate asset depreciation and amortization, marketing, and other general and administrative expenses incurred by the Company.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company's workers’ compensation claims cost estimates. For fiscal 2023 and 2022, the Company has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

As of May 31, 2023 and 2022, the Company had recorded current liabilities of $64.3 million and $64.1 million, respectively, and long-term liabilities of $131.5 million and $125.6 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in the other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies during both fiscal 2023 and fiscal 2022. Amounts accrued related to the health insurance and dental and vision plan reserves were $47.0 million and $46.2 million as of May 31, 2023 and 2022, respectively. These amounts are included in other current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2023, 2022, or 2021.

Leases: The Company accounts for its leases under Accounting Standards Updates (“ASUs”) No. 2016-02. At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease whose term is greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all the Company’s leases have been classified as operating leases. Upon modification of a contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

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

An ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease ROU assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2023, fiscal 2022 or fiscal 2021.

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

Recently adopted accounting pronouncements: Effective June 1, 2022, the Company adopted ASU No. 2021-10 “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance,” which did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements: In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU clarifies that an acquirer of a business should recognize and measure contract assets and contract liabilities in a business combination in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASU No. 2021-08 is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022, with early application permitted. This ASU is applicable to the Company's fiscal year beginning June 1, 2023, and the impact of its adoption on the Company’s consolidated financial statements will depend on the contract assets and liabilities acquired in business combinations after that date.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s integrated HCM and HR outsourcing solutions. Clients can select services on an á la carte basis or as part of various solution bundles. The Company’s offerings often leverage the information gathered in its base payroll processing service, allowing it to provide comprehensive outsourcing services covering the HCM spectrum. Management Solutions revenue is generally recognized over time as services are performed and the customer simultaneously receives and controls the benefits from these services.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In millions	2023	2022	2021
Payroll wages and payroll taxes	$26,025.3	$24,209.3	$20,706.1
State unemployment insurance (included in payroll wages and payroll taxes)	$138.2	$139.1	$119.0
Guaranteed cost benefit plans	$656.3	$641.4	$586.4

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2023	2022
Balance, beginning of period	$48.9	$40.2
Deferral of revenue	42.1	35.0
Recognition of unearned revenue	(29.0)	(26.3)
Balance, end of period	$62.0	$48.9

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2023, the Company expects to recognize $26.6 million of deferred revenue related to material rights during its fiscal year ending May 31, 2024 and $35.4 million of deferred revenue thereafter.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2023, 2022, or 2021.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2023	2022
Balance, beginning of period	$72.3	$69.3
Capitalization of costs	28.9	28.0
Amortization	(25.9)	(25.0)
Balance, end of period	$75.3	$72.3

Costs to obtain contracts:
	Year ended May 31,
In millions	2023	2022
Balance, beginning of period	$550.2	$488.2
Capitalization of costs	240.5	239.1
Amortization	(193.2)	(177.1)
Balance, end of period	$597.5	$550.2

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2023	2022	2021
Basic earnings per share:
Net income	$1,557.3	$1,392.8	$1,097.5
Weighted-average common shares outstanding	360.4	360.6	359.9
Basic earnings per share	$4.32	$3.86	$3.05
Diluted earnings per share:
Net income	$1,557.3	$1,392.8	$1,097.5
Weighted-average common shares outstanding	360.4	360.6	359.9
Dilutive effect of common share equivalents	1.9	2.5	2.2
Weighted-average common shares outstanding, assuming dilution	362.3	363.1	362.1
Diluted earnings per share	$4.30	$3.84	$3.03
Weighted-average anti-dilutive common share equivalents	0.7	0.2	0.6

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D — Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	Year ended May 31,
In millions	2023	2022	2021
Interest income on corporate investments	$49.1	$2.9	$2.3
Interest expense	(36.7)	(36.6)	(35.8)
Other	2.7	18.3	7.0
Other income/(expense), net	$15.1	$(15.4)	$(26.5)

Note E — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 46.5 million shares of the Company’s common stock. As of May 31, 2023, there were 14.2 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $62.6 million, $52.8 million, and $52.5 million for fiscal years 2023, 2022, and 2021, respectively. Related income tax benefits recognized were $12.1 million, $9.8 million, and $8.6 million for the respective fiscal years.

As of May 31, 2023, the total unrecognized compensation cost related to all unvested stock-based awards was $97.5 million and is expected to be recognized over a weighted-average period of 2.7 years.

Black-Scholes fair value assumptions: The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2023	2022	2021
Risk-free interest rate	3.2%	1.2%	0.5%
Dividend yield	2.6%	2.9%	3.2%
Volatility factor	0.27	0.23	0.29
Expected option life in years	6.6	6.6	6.1
Weighted-average grant-date fair value of stock options granted (per share)	$27.58	$17.47	$13.52

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

The following table summarizes stock option activity for fiscal 2023:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2022	3.3	$70.68
Granted	0.3	$114.65
Exercised	(0.2)	$68.87
Forfeited	(0.1)	$115.00
Outstanding as of May 31, 2023	3.3	$74.09	5.3	$108.4
Exercisable as of May 31, 2023	2.7	$66.94	4.6	$102.2

(1)
Total shares valued at the market price of the underlying stock as of May 31, 2023 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2023	2022	2021
Total intrinsic value of stock options exercised	$10.3	$44.3	$58.5
Total grant-date fair value of stock options vested	$7.1	$6.4	$6.0

Restricted Stock Units (“RSUs”): The Board grants RSUs to certain executive and non-executive employees and outside directors. An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost for the recipient. For each unit granted, the holder will receive one share of Paychex common stock at the time of vesting. If the recipient does not vest in the shares due to leaving Paychex, all shares or units of RSUs, and any dividends accrued thereon, when applicable, will be forfeited and returned to the Company.

Time-based RSUs: Time-based RSUs granted to executives vest one-third per annum over three years. Time-based RSUs granted to non-executives, during fiscal 2023, vest on a graded basis over a four- or five-year period. Time-based RSUs granted to non-executives, prior to fiscal 2023, vest one-fifth per annum over five years. Time-based RSUs granted to outside directors vest on the one year anniversary of the grant date. Vesting is generally achieved on these dates with active employment or participation as a member of the Board on the date of vesting. The fair value of time-based RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period. Time-based RSUs may, or may not, earn dividend equivalents depending on the terms of the specific grant.

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

The following table summarizes RSU activity for fiscal 2023:

		Weighted-		Weighted-
		average		average
	Time-	grant-date	Performance-	grant-date
	Based	fair value	based	fair value
In millions, except per share amounts	RSUs	per share	RSUs	per share
Nonvested as of May 31, 2022	1.3	$80.60	0.1	$92.33
Granted (1)	0.6	$127.75	0.1	$108.31
Vested	(0.4)	$73.88	(0.1)	$80.59
Forfeited	(0.1)	$99.79	(0.0)	$108.86
Nonvested as of May 31, 2023	1.4	$102.13	0.1	$107.88

(1)
For performance-based RSUs, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2023	2022	2021
Time-based RSUs:
Weighted-average grant-date fair value per share of RSUs granted	$127.75	$109.81	$67.92
Weighted-average remaining vesting period (years)(1)	1.5	1.5	1.6
Total intrinsic value of RSUs vested	$58.2	$54.7	$32.6
Aggregate intrinsic value of nonvested RSUs(2)	$141.8	$165.2	$152.7
Total grant-date fair value of RSUs vested	$32.7	$30.0	$25.6

Performance-based RSUs(3):
Weighted-average grant-date fair value per share of RSUs granted	$108.31	$103.59	$—
Weighted-average remaining vesting period (years)(1)	1.8	1.0	1.1
Total intrinsic value of RSUs vested	$7.8	$—	$—
Aggregate intrinsic value of nonvested RSUs(2)	$15.7	$14.7	$6.2
Total grant-date fair value of RSUs vested	$5.4	$—	$—

(1)
Weighting is based on the number of unvested share units vesting in each future vesting tranche.
(2)
Based on the market price of the underlying common stock as of May 31, 2023, 2022 and 2021.
(3)
No performance-based RSUs were granted during fiscal 2021.

Restricted stock awards: The Board approved grants of restricted stock awards to the Company’s executives and outside directors prior to fiscal 2023. All shares underlying awards of restricted stock are restricted in that they are not transferable until they vest. Recipients of the restricted stock earn dividends, which are paid to the recipient at the time the awards vest. If the recipient does not vest in the shares due to leaving Paychex, all shares of restricted stock, and the dividends accrued thereon, when applicable, will be forfeited and returned to the Company.

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

The following table summarizes time-based and performance-based restricted stock award activity for fiscal 2023:

		Weighted-		Weighted-
		average		average
		grant-date	Performance-	grant-date
	Time-based	fair value	based	fair value
In millions, except per share amounts	shares	per share	shares	per share
Nonvested as of May 31, 2022	0.1	$93.15	0.1	$92.45
Vested	(0.0)	$91.18	(0.0)	$80.59
Nonvested as of May 31, 2023	0.1	$95.10	0.1	$107.40

No time-based or performance-based restricted stock awards were granted during fiscal 2023.

Other information pertaining to time-based and performance-based restricted stock awards is as follows:

	Year ended May 31,
In millions, except per share amounts	2023	2022	2021
Weighted-average grant-date fair value per share of time-based shares granted	$—	$114.21	$73.93
Total grant-date fair value of time-based restricted stock vested	$4.3	$3.8	$3.0
Weighted-average grant-date fair value per share of performance-based shares granted	$—	$103.97	$65.17
Total grant-date fair value of performance-based restricted stock vested	$3.7	$7.2	$8.4

Long-term Incentive Plan (“LTIP”): In July 2016, the Board approved an LTIP award comprised of both performance-based non-qualified stock options and performance-based restricted stock awards. This award was granted to executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives. Total stock options and restricted shares earned were based on achievement against pre-established targets for fiscal 2020, which vested in fiscal 2021.

The following table summarizes LTIP performance-based stock option activity for fiscal 2023:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2022	0.4	$60.52
Exercised	(0.0)	$60.84
Outstanding as of May 31, 2023	0.4	$60.51	3.1	$19.4
Exercisable as of May 31, 2023	0.4	$60.51	3.1	$19.4

(1)
Shares valued at the market price of the underlying stock as of May 31, 2023 less the exercise price.

Other information pertaining to LTIP performance-based stock options is as follows:

	Year ended May 31,
In millions	2023	2022	2021
Total intrinsic value of stock options exercised	$0.7	$16.0	$26.3
Total grant-date fair value of stock options vested	$—	$—	$8.0

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2023, 2022, and 2021 the discount was set at 5% of the market price. Transactions under the non-qualified ESPP occurred directly through the Company’s transfer agent and no brokerage fees were charged to employees. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2023, 2022, or 2021 related to the plan.

Note F — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$863.1	$—	$—	$863.1
AFS securities:
Asset-backed securities	88.1	—	(1.4)	86.7
Corporate bonds	1,468.3	3.7	(31.1)	1,440.9
Municipal bonds	1,091.3	0.1	(105.3)	986.1
U.S. government agency and treasury securities	788.1	0.3	(41.6)	746.8
Variable rate demand notes	344.1	—	—	344.1
Total AFS securities	3,779.9	4.1	(179.4)	3,604.6
Other	30.1	1.1	(2.9)	28.3
Total funds held for clients and corporate investments	$4,673.1	$5.2	$(182.3)	$4,496.0

	May 31, 2022
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$482.6	$—	$—	$482.6
AFS securities:
Asset-backed securities	68.5	0.0	(1.3)	67.2
Corporate bonds	699.3	1.8	(19.0)	682.1
Municipal bonds	1,577.6	0.6	(92.4)	1,485.8
U.S. government agency and treasury securities	574.5	0.3	(26.3)	548.5
Variable rate demand notes	1,245.6	—	—	1,245.6
Total AFS securities	4,165.5	2.7	(139.0)	4,029.2
Other	30.4	1.8	(2.2)	30.0
Total funds held for clients and corporate investments	$4,678.5	$4.5	$(141.2)	$4,541.8

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2023 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of May 31, 2023 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2023.

Included in corporate bonds as of May 31, 2023 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 1, 2023 through August 16, 2029.

Included in municipal bonds as of May 31, 2023 were general obligation bonds and revenue bonds carrying credit ratings of AA or better and have maturities ranging from August 1, 2023 through December 1, 2030.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2023	2022
Funds held for clients	$4,118.8	$3,682.9
Corporate investments	373.4	853.9
Long-term corporate investments	3.8	5.0
Total funds held for clients and corporate investments	$4,496.0	$4,541.8

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

The Company’s AFS securities reflected net unrealized losses of $175.3 million and $136.3 million as of May 31, 2023 and May 31, 2022. Included in the net unrealized losses as of May 31, 2023 and May 31, 2022 were 967 and 817 AFS securities in an unrealized loss position, representing approximately 88% and 64% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$54.2	$(1.3)	$23.3	$(1.4)	$77.5
Corporate bonds	(5.9)	652.0	(25.2)	382.7	(31.1)	1,034.7
Municipal bonds	(5.9)	86.7	(99.4)	889.0	(105.3)	975.7
U.S. government agency and treasury securities	(3.3)	199.6	(38.3)	457.9	(41.6)	657.5
Total	$(15.2)	$992.5	$(164.2)	$1,752.9	$(179.4)	$2,745.4

	May 31, 2022
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.9)	$48.5	$(0.3)	$5.7	$(1.2)	$54.2
Corporate bonds	(17.5)	425.4	(1.5)	16.7	(19.0)	442.1
Municipal bonds	(81.9)	1,171.5	(10.6)	86.6	(92.5)	1,258.1
U.S. government agency and treasury securities	(15.9)	414.2	(10.4)	91.7	(26.3)	505.9
Total	$(116.2)	$2,059.6	$(22.8)	$200.7	$(139.0)	$2,260.3

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2023 that had gross unrealized losses of $179.4 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2023 and 2022 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2023	2022	2021
Gross realized gains	$0.1	$0.2	$1.2
Gross realized losses	(9.9)	0.0	—
Net realized (losses)/gains	$(9.8)	$0.2	$1.2

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2023 are shown below by expected maturity.

	May 31, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$186.4	$184.1
Due after one year through three years	829.4	789.6
Due after three years through five years	1,953.7	1,843.5
Due after five years	810.4	787.4
Total	$3,779.9	$3,604.6

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2023

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	43.8	43.8	—	—
Total restricted and unrestricted cash equivalents	$43.8	$43.8	$—	$—
AFS securities:
Asset-backed securities	$86.7	$—	$86.7	$—
Corporate bonds	1,440.9	—	1,440.9	—
Municipal bonds	986.1	—	986.1	—
U.S. government agency and treasury securities	746.8	—	746.8	—
VRDNs	344.1	—	344.1	—
Total AFS securities	$3,604.6	$—	$3,604.6	$—
Other	$28.3	$28.3	$—	$—
Liabilities:
Other long-term liabilities	$28.3	$28.3	$—	$—

	May 31, 2022

		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$5.2	$—	$5.2	$—
Time deposits	187.9	—	187.9	—
VRDNs	10.0	—	10.0	—
Money market securities	$16.1	$16.1	$—	$—
Total restricted and unrestricted cash equivalents	$219.2	$16.1	$203.1	$—
AFS securities:
Asset-backed securities	$67.2	$—	$67.2	$—
Corporate bonds	682.1	—	682.1	—
Municipal bonds	1,485.8	—	1,485.8	—
U.S. government agency and treasury securities	548.5	—	548.5	—
VRDNs	1,245.6	—	1,245.6	—
Total AFS securities	$4,029.2	$—	$4,029.2	$—
Other	$30.0	$30.0	$—	$—
Liabilities:
Other long-term liabilities	$29.9	$29.9	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of May 31, 2023 and May 31, 2022, the fair value of long-term borrowings, net of debt issuance costs was $392.4 million and $404.1 million for the Senior Notes, Series A, respectively, and $390.9 million and $402.5 million for the Senior Notes, Series B, respectively.

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

Note H — Leases

The Company’s lease portfolio consists primarily of operating leases for office space and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2023 to 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2023	2022
Operating lease right-of-use assets, net of accumulated amortization	$61.5	$78.7
Operating lease liabilities, current(1)	20.3	25.1
Operating lease liabilities, non-current	57.3	74.8

Weighted average remaining lease term (in years)	4.7	5.1
Weighted average discount rate	2.21%	1.94%
(1)
The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2023	2022	2021
Fixed payment operating lease expense	$20.8	$27.2	$34.6
Variable payment operating lease expense	6.2	6.9	8.3
Short-term lease expense	0.0	-	0.1

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

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$21.7	$32.4	$32.2
Amortization of ROU assets	17.6	22.7	29.2
ROU assets obtained in exchange for new operating lease liabilities	1.3	15.8	26.8
Lease incentives received in the form of tenant allowances and free rent	0.8	9.1	0.8

Future lease payments are as follows:

May 31,
In millions	2023
2023	$21.8
2024	19.5
2025	13.6
2026	9.9
2027	7.8
Thereafter	9.1
Total future lease payments	81.7
Less: imputed interest	4.1
Total operating lease liabilities	$77.6
Current portion	$20.3
Non-current portion	$57.3

As of May 31, 2023, the Company has entered into one lease agreement that has not yet commenced for a term of five years. This lease will require lease payments over the term of approximately $1.3 million.

Note I — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2023	2022
Land and improvements	$9.0	$10.3
Buildings and improvements	130.5	157.1
Data processing equipment	214.5	217.4
Software (1)	927.3	832.1
Furniture, fixtures, and equipment	77.2	97.7
Leasehold improvements	67.3	91.7
Construction in progress (1)	51.7	50.7
Total property and equipment, gross	1,477.5	1,457.0
Less: Accumulated depreciation	1,081.2	1,055.7
Property and equipment, net of accumulated depreciation	$396.3	$401.3

(1)
Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $128.4 million, $133.7 million, and $123.4 million for fiscal 2023, 2022, and 2021, respectively.

Note J — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2023 and May 31, 2022 were as follows:

	May 31,
In millions	2023	2022
Balance, beginning of fiscal year	$1,831.5	$1,820.7
Changes during the period:
Goodwill acquired	2.5	27.7
Currency translation adjustment	(0.0)	(16.9)
Balance, end of fiscal year	$1,834.0	$1,831.5

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2023	2022
Client lists	$638.2	$637.4
Other intangible assets	23.0	23.0
Total intangible assets, gross	661.2	660.4
Less: Accumulated amortization	473.8	435.8
Intangible assets, net of accumulated amortization	$187.4	$224.6

During fiscal 2023, the Company acquired customer lists with a weighted-average amortization period of 8.0 years.

Amortization expense relating to intangible assets was $48.2 million, $58.1 million, and $68.6 million for fiscal 2023, 2022, and 2021, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2023, 2022, or 2021.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2024	$45.0
2025	39.8
2026	35.6
2027	29.3
2028	26.2

Note K — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2023	2022
Deferred tax assets:
Compensation and employee benefit liabilities	$52.4	$56.8
Other current liabilities	17.3	21.3
Tax credit carry forward	0.2	0.2
Stock-based compensation	14.8	12.9
Unrealized losses on available-for-sale securities	43.4	33.6
Capitalization of research and development	54.1	—
Leases	15.9	20.5
Net operating loss (“NOL”) carry forwards	5.1	5.6
Tax benefit of uncertain tax positions	13.6	9.9
Gross deferred tax assets	216.8	160.8
Deferred tax liabilities:
Deferred contract costs	151.3	141.9
Capitalized software	56.5	50.8
Depreciation	2.4	8.1
Goodwill and intangible assets	99.1	103.5
Operating lease right-of-use assets	13.7	17.7
Other	5.7	4.3
Gross deferred tax liabilities	328.7	326.3
Net deferred tax liability	$(111.9)	$(165.5)

The deferred tax asset related to NOL carry forwards is comprised of $0.3 million of federal NOL carry forwards, $4.4 million of state NOL carry forwards, and $0.4 million of foreign NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions and expire between the fiscal years ending May 31, 2028 and May 31, 2030. The state NOL carry forwards expire between the fiscal years ending May 31, 2024 through May 31, 2042.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2023	2022	2021
Current:
Federal	$418.1	$326.0	$271.5
State	117.1	104.5	85.9
Non-U.S.	(0.3)	(1.0)	0.3
Total current	534.9	429.5	357.7
Deferred:
Federal	(34.2)	0.9	(12.9)
State	(7.4)	0.9	(7.6)
Non-U.S.	(2.4)	0.5	(0.5)
Total deferred	(44.0)	2.3	(21.0)
Income taxes	$490.9	$431.8	$336.7

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	4.2%	4.6%	4.3%
Tax-exempt municipal bond interest	(0.2)%	(0.2)%	(0.3)%
Stock option windfall benefit	(0.4)%	(0.9)%	(1.2)%
Tax credits	(0.7)%	(1.1)%	(0.6)%
Other items	0.1%	0.3%	0.3%
Effective income tax rate	24.0%	23.7%	23.5%

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Uncertain income tax positions: The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe. The Company maintains a reserve for uncertain tax positions. As of May 31, 2023 and 2022, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $69.4 million and $48.2 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2023	2022	2021
Balance as of beginning of fiscal year	$50.2	$22.4	$26.2
Additions for tax positions of the current year	20.6	11.1	5.5
Additions for tax positions of prior years	4.6	20.6	9.2
Reductions for tax positions of prior years	(2.1)	(1.8)	—
Settlements with tax authorities	(0.4)	(0.4)	(15.2)
Expiration of the statute of limitations	(0.9)	(1.7)	(3.3)
Balance as of end of fiscal year	$72.0	$50.2	$22.4

The reserve as of May 31, 2023 substantially relates to the Company’s uncertain tax positions for certain U.S. federal and state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $69.4 million as of May 31, 2023 adequately covers open tax years and uncertain tax positions up to and including fiscal 2023 for major taxing jurisdictions. As of May 31, 2023 and 2022, the entire $69.4 million and $48.2 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. Fiscal years 2018 and 2020 are currently under audit by the IRS. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2014, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2023, 2022, and 2021 was immaterial to the Company’s results of operations.

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

Details of the Company’s credit facilities as of May 31, 2023 are as follows:

		Maximum	Amount Outstanding
		Amount	May 31,
$ in millions	Expiration Date	Available	2023	2022
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)(1)	July 31, 2024	$1,000.0	$—	$—
JPM (1)	September 17, 2026	$750.0	—	—
PNC Bank, National Association (“PNC”) (weighted-average interest rate of 5.83 % at May 31, 2023 and 2.34% at May 31, 2022)	February 6, 2026	$250.0	10.2	8.7
Outstanding short-term financing (2)			$10.2	$8.7

(1)
JPM acts as the administrative agent for this syndicated credit facility.
(2)
The total amount available under these credit facilities as of May 31, 2023 was approximately $2.0 billion. Amounts under the PNC credit facility remain outstanding as of the date of this report.

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

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2023.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $141.7 million and $140.2 million as of May 31, 2023 and May 31, 2022, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 9, 2023 and May 25, 2024. No amounts were outstanding on these letters of credit during fiscal 2023 or fiscal 2022, or as of May 31, 2023 and May 31, 2022, respectively. Subsequent to May 31, 2023, letters of credit expiring on June 9, 2023, June 15, 2023, and June 26, 2023 were renewed for one year terms.

Note M — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	May 31,
In millions	2023	2022
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(1.8)	(2.3)
Long-term borrowings, net of debt issuance costs	$798.2	$797.7

Certain information related to the Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”) issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) for fiscal 2023 and fiscal 2022 are as follows:

	Senior Notes	Senior Notes
	Series A	Series B
Stated interest rate	4.07%	4.25%
Effective interest rate	4.14%	4.31%
Interest rate type	Fixed	Fixed
Interest payment dates	Semi-annual, in arrears	Semi-annual, in arrears
Principal payment dates	March 13, 2026	March 13, 2029
Note type	Unsecured	Unsecured

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

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2023.

Note N — Supplemental Cash Flow Information

Income taxes paid were $525.8 million, $397.7 million, and $421.4 million for fiscal 2023, 2022, and 2021, respectively.

Interest expense paid was $35.7 million, $35.5 million, and $34.9 million for fiscal 2023, 2022, and 2021, respectively.

Refer to Note H of this Item 8 for supplemental cash flow information pertaining to the Company's leasing activities.

Note O — Employee Benefit Plans

401(k) plan: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. The Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. The Company temporarily suspended its matching contribution effective July 31, 2020 through December 31, 2020. The Company’s matching contribution was reinstated on January 1, 2021 at the percentages in effect at the time of the temporary suspension. Company contributions to the Plan for fiscal 2023, 2022, and 2021 were $36.6 million, $35.6 million, and $19.2 million, respectively.

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

Deferred compensation plans: The Company and certain subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $28.3 million and $29.9 million as of May 31, 2023 and 2022, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

Other commitments: As of May 31, 2023, the Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements with minimum future payment obligations of approximately $424.7 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $11.8 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period
In millions	2024	2025	2026	2027	2028	Thereafter
Workers' compensation estimated obligations	$64.3	$37.9	$23.0	$15.6	$11.6	$43.4
Purchase obligations	151.6	$50.9	$24.5	$1.5	$0.2	$0.2

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2023. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts	deductions(1)	of fiscal year
2023
Allowance for credit losses	$18.2	$17.7	$—	$15.4	$20.5
2022
Allowance for credit losses	$16.0	$10.5	$—	$8.3	$18.2
2021
Allowance for credit losses	$12.5	$11.5	$—	$8.0	$16.0

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2023. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2023, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
John B. Gibson	57

Mr. Gibson has served as President and CEO of the Company since October 2022. Prior to serving as President and CEO, Mr. Gibson was promoted to the role of President and Chief Operating Officer in December 2021, leading the daily operations of the company, including sales, service, marketing, and management. Mr. Gibson joined Paychex as Senior Vice President of Service in May 2013, bringing with him more than 20 years of experience in HR solutions, technology, and business services. Prior to Paychex, Mr. Gibson served in senior executive positions at HR outsourcing and technology companies, including Ameritech (now AT&T) and Convergys, where he served as president of the HR management division providing comprehensive global HR solutions to clients in 68 countries.

Efrain Rivera	66

Mr. Rivera joined Paychex in June 2011 and now serves as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Rivera served as Vice President of Finance and Administration for Houghton College from 2009 to 2011. He previously served for over twenty years with Bausch & Lomb Incorporated, a world leader in the development, manufacture, and marketing of eye health products, most recently as Corporate Vice President and Chief Financial Officer from 2007 to 2009.

Mark A. Bottini	62

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

Name	Age	Position and business experience
Michael E. Gioja	65

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

Elizabeth Roaldsen	51

Ms. Roaldsen joined the Company in May 2023 as Senior Vice President of Operations and Customer Experience. Prior to joining the Company, she served as Managing Director, head of enterprise business services, and wholesale banking at HSBC from 2021 through 2023. Previously, Ms. Roaldsen served in various roles of increasing responsibility at State Street Corporation from 2010 to 2021, most recently as Executive Vice President Head of Global Operations and Asset Servicing.

Karen E. Saunders McClendon	57

Ms. Saunders McClendon joined the Company in April 2021 as Vice President and Chief Human Resources Officer. Prior to joining the Company, she served as Vice President of Human Resources for Comcast Cable from 2013 to 2021. From 2009 to 2013, she served as Vice President of Human Resources for Aramark.

Stephanie L. Schaeffer	53

Ms. Schaeffer was named Vice President and Chief Legal Officer in January 2006. In 2011, she was appointed Corporate Secretary. She joined Paychex in 2000 as Corporate Counsel and was promoted to Director of Legal Affairs in 2004. In her current role, she is responsible for overseeing all the Company's legal functions, including litigation, corporate governance, and regulatory matters.

Robert L. Schrader	51

Mr. Schrader was named Vice President, Finance and Investor Relations in January 2023. He joined the Company in December 2014 and previously held roles as Vice President and Controller, Senior Director of Financial Planning and Analysis and Director of Internal Audit. Prior to joining Paychex, he served as a Chief Financial Officer for Unither Manufacturing, LLC, and held various senior management positions during his ten-year career at Bausch & Lomb, including Vice President of Finance and Controller of Global Quality and Operations. Previously in his career, he held leadership roles with a public accounting firm.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2023, in the sections “PROPOSAL 1: ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2023, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2023,” “THE COMPENSATION AND LEADERSHIP COMMITTEE REPORT” and the sub-heading “Compensation and Leadership Committee Interlocks and Insider Participation” within the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2023, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

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

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plans as of May 31, 2023:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	3.8	$72.52	14.2

(1)
Includes shares available for future issuance through equity award grants under our 2002 Plan. Refer to Note E of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2023, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, anticipated to be held on or about October 12, 2023, under the section “PROPOSAL 4: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

	(10.20)

2017 Credit Agreement, dated as of September 17, 2021, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of November 21, 2018, Amendment No. 2 as of July 31, 2019, and Amendment No. 3 as of September 17, 2021, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on September 20, 2021.

	(10.21)

2019 Credit Agreement, dated as of July 31, 2019, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of September 17, 2021, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on September 20, 2021.

	(10.22)

Three-Year Credit Agreement, dated as of February 6, 2020, by and among Paychex Advance LLC, Paychex Inc., and the lender party thereto, incorporate herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 11, 2020.

	(10.23)

Amendment No. 2 to Credit Agreement, dated as of February 3, 2023, by and among the Company, the parent, the lender parties thereto, PNC Bank, N.A. as administrative agent and others, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 7, 2023.

	(10.24)	Form of Pooled Plan Provider Indemnification Agreement, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 23, 2021.
#	(10.25)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), incorporated herein by reference from Exhibit 10.23 to the Company's Form 10-K filed with the Commission on July 16, 2021.

	(10.26)

Amendment No. 1 to Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), dated July 14, 2022, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 22, 2022.

#	(10.27)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Board), incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.28)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Officer), incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.29)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Senior Management), incorporated

		herein by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Commission on September 29, 2022.
#	(10.30)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Management), incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.31)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Restricted Stock Unit Award Agreement (Special Award), incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.32)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of 2022-2024 Performance Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.33)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Non-Qualified Stock Option Award Agreement (Board), incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.34)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Amended Form of Non-Qualified Stock Option Award Agreement (Board), incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q filed with the Commission on September 29, 2022.

#	(10.35)

Amendment to Award Agreements of Martin Mucci under the Amended and Restated 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), dated as of October 14, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on December 22, 2022.

*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL Document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Exhibit filed or furnished with this report.

#	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 14, 2023.

PAYCHEX, INC.

By: /s/ John B. Gibson

John B. Gibson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 14, 2023.

/s/ John B. Gibson
John B. Gibson, President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Efrain Rivera
Efrain Rivera, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Robert L. Schrader
Robert L. Schrader, Vice President, Finance and Investor Relations
(Principal Accounting Officer)

Martin Mucci*, Director

Thomas F. Bonadio*, Director

Joseph G. Doody*, Director

David J.S. Flaschen*, Director

B. Thomas Golisano*, Director

Pamela A. Joseph*, Director

Theresa M. Payton*, Director

Kevin A. Price*, Director

Joseph M. Tucci*, Director

Joseph M. Velli*, Director

Kara Wilson*, Director

*By: /s/ John B. Gibson
John B. Gibson, as Attorney-in-Fact