Form 10-Q
period 2023-08-31
PAYCHEX INC
filed 2023-09-28
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

As of August 31, 2023, 361,232,387 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,
	2023	2022
Revenue:
Management Solutions	$955.5	$905.5
PEO and Insurance Solutions	297.8	282.8
Total service revenue	1,253.3	1,188.3
Interest on funds held for clients	32.7	17.9
Total revenue	1,286.0	1,206.2
Expenses:
Cost of service revenue	360.2	351.0
Selling, general and administrative expenses	389.5	359.6
Total expenses	749.7	710.6
Operating income	536.3	495.6
Other income/(expense), net	12.8	(3.6)
Income before income taxes	549.1	492.0
Income taxes	129.9	112.8
Net income	$419.2	$379.2

Other comprehensive loss, net of tax	(23.2)	(37.5)
Comprehensive income	$396.0	$341.7

Basic earnings per share	$1.16	$1.05
Diluted earnings per share	$1.16	$1.05
Weighted-average common shares outstanding	360.8	360.1
Weighted-average common shares outstanding, assuming dilution	362.8	362.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2023	2023
Assets
Cash and cash equivalents	$1,645.9	$1,222.0
Restricted cash	49.8	49.8
Corporate investments	45.7	373.4
Interest receivable	23.4	24.4
Accounts receivable, net of allowance for credit losses	1,015.8	873.3
PEO unbilled receivables, net of advance collections	535.4	528.5
Prepaid income taxes	—	48.1
Prepaid expenses and other current assets	301.8	289.8
Current assets before funds held for clients	3,617.8	3,409.3
Funds held for clients	5,470.7	4,118.8
Total current assets	9,088.5	7,528.1
Long-term corporate investments	1.6	3.8
Property and equipment, net of accumulated depreciation	404.5	396.3
Operating lease right-of-use assets, net of accumulated amortization	61.6	61.5
Intangible assets, net of accumulated amortization	197.5	187.4
Goodwill	1,881.4	1,834.0
Long-term deferred costs	473.2	470.1
Other long-term assets	91.7	65.2
Total assets	$12,200.0	$10,546.4
Liabilities
Accounts payable	$95.3	$84.7
Accrued corporate compensation and related items	123.0	209.9
Accrued worksite employee compensation and related items	763.9	763.9
Short-term borrowings	13.7	10.2
Accrued income taxes	61.0	—
Deferred revenue	51.0	47.3
Other current liabilities	558.1	395.4
Current liabilities before client fund obligations	1,666.0	1,511.4
Client fund obligations	5,677.5	4,294.0
Total current liabilities	7,343.5	5,805.4
Accrued income taxes	88.1	83.0
Deferred income taxes	101.3	112.1
Long-term borrowings, net of debt issuance costs	798.3	798.2
Operating lease liabilities	55.1	57.3
Other long-term liabilities	225.9	197.2
Total liabilities	8,612.2	7,053.2
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 361.2 shares as of August 31, 2023 and 360.5 shares as of May 31, 2023	3.6	3.6
Additional paid-in capital	1,666.4	1,626.4
Retained earnings	2,100.9	2,023.1
Accumulated other comprehensive loss	(183.1)	(159.9)
Total stockholders’ equity	3,587.8	3,493.2
Total liabilities and stockholders’ equity	$12,200.0	$10,546.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(159.9)	$3,493.2
Net income	—	—	—	419.2	—	419.2
Unrealized losses on securities, net of $7.6 million in tax benefit	—	—	—	—	(23.9)	(23.9)
Reclassification adjustment for realized losses on securities, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	0.0
Cash dividends declared ($0.89 per share)	—	—	—	(321.4)	—	(321.4)
Stock-based compensation costs	—	—	16.0	—	—	16.0
Foreign currency translation adjustment	—	—	—	—	0.7	0.7
Activity related to equity-based plans	0.7	0.0	24.0	(20.0)	—	4.0
Balance as of August 31, 2023	361.2	$3.6	$1,666.4	$2,100.9	$(183.1)	$3,587.8

	For the three months ended August 31, 2022
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2
Net income	—	—	—	379.2	—	379.2
Unrealized losses on securities, net of $9.7 million in tax benefit	—	—	—	—	(29.5)	(29.5)
Reclassification adjustment for realized gains on securities, net of $ 0.0 million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($0.79 per share)	—	—	—	(284.7)	—	(284.7)
Stock-based compensation costs	—	—	14.4	—	—	14.4
Foreign currency translation adjustment	—	—	—	—	(7.9)	(7.9)
Activity related to equity-based plans	0.5	0.0	8.6	(27.8)	—	(19.2)
Balance as of August 31, 2022	360.4	$3.6	$1,568.9	$1,736.3	$(171.4)	$3,137.4

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,
	2023	2022
Operating activities
Net income	$419.2	$379.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.2	44.0
Amortization of premiums and discounts on AFS securities, net	(1.4)	6.0
Amortization of deferred contract costs	57.2	53.0
Stock-based compensation costs	16.0	14.4
(Benefit from)/provision for deferred income taxes	(3.2)	2.5
Provision for credit losses	4.3	4.5
Net realized losses/(gains) on sales of AFS securities	0.0	(0.1)
Changes in operating assets and liabilities:
Interest receivable	1.0	1.7
Accounts receivable and PEO unbilled receivables, net	49.1	(61.2)
Prepaid expenses and other current assets	38.1	23.7
Accounts payable and other current liabilities	90.5	(61.1)
Deferred costs	(62.2)	(64.5)
Net change in other long-term assets and liabilities	6.6	23.7
Net change in operating lease right-of-use assets and liabilities	(0.6)	(1.5)
Net cash provided by operating activities	655.8	364.3
Investing activities
Purchases of AFS securities	(1,923.5)	(3,807.6)
Proceeds from sales and maturities of AFS securities	2,200.7	5,066.9
Purchases of property and equipment	(38.7)	(30.6)
Acquisition of businesses, net of cash acquired	(208.0)	—
Purchases of other assets, net	(6.5)	(5.6)
Net cash provided by investing activities	24.0	1,223.1
Financing activities
Net change in client fund obligations	1,383.5	(507.9)
Net change in short-term borrowings	3.8	2.0
Dividends paid	(321.9)	(284.6)
Activity related to equity-based plans	4.0	(19.2)
Net cash provided buy/(used in) financing activities	1,069.4	(809.7)
Net change in cash, restricted cash, and equivalents	1,749.2	777.7
Cash, restricted cash, and equivalents, beginning of period	2,134.9	928.4
Cash, restricted cash, and equivalents, end of period	$3,884.1	$1,706.1

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,645.9	$1,184.2
Restricted cash	49.8	92.7
Restricted cash and restricted cash equivalents included in funds held for clients	2,188.4	429.2
Total cash, restricted cash, and equivalents	$3,884.1	$1,706.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2023

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2023 (“fiscal 2023”). Operating results and cash flows for the three months ended August 31, 2023 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2024 (“fiscal 2024”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $20.8 million and $20.5 million as of August 31, 2023 and May 31, 2023, respectively. These balances include trade receivables for services provided to clients and receivables purchased from the Company's clients under non-recourse arrangements. Trade receivables were $200.8 million and $287.0 million as of August 31, 2023 and May 31, 2023, respectively. Purchased receivables, at gross, were $835.8 million and $606.8 million as of August 31, 2023 and May 31, 2023, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three months ended August 31, 2023 and August 31, 2022. No single client had a material impact on total accounts receivable as of August 31, 2023 and May 31, 2023 or service revenue and results of operations for the three months ended August 31, 2023 and August 31, 2022.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of August 31, 2023 and May 31, 2023, advance collections were $28.2 million and $12.5 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance coverage to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling claims. For fiscal 2024, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million. For fiscal 2023, the Company had an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

With respect to PEO health insurance coverage, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims liability includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability is $0.5 million under its policies covering both fiscal 2024 and fiscal 2023.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $16.0 million and $14.4 million for the three months ended August 31, 2023 and August 31, 2022, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2023.

Recently adopted accounting pronouncements: Effective June 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which did not have a material impact on its consolidated financial statements.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	For the three months ended
	August 31,
In millions	2023	2022
Payroll wages and payroll taxes	$6,414.6	$6,337.8
State unemployment insurance (included in payroll wages and payroll taxes)	$18.6	$20.9
Guaranteed cost benefit plans	$162.5	$174.2

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended
	August 31,
In millions	2023	2022
Balance, beginning of period	$62.0	$48.9
Deferral of revenue	12.9	10.1
Recognition of unearned revenue	(7.9)	(6.8)
Balance, end of period	$67.0	$52.2

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of August 31, 2023, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2024 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2024	$21.9
2025	23.5
Thereafter	21.6
Total recognition of unearned revenue	$67.0

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2023 or August 31, 2022.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended
	August 31,
In millions	2023	2022
Balance, beginning of period	$597.5	$550.2
Capitalization of costs	55.7	57.0
Amortization	(50.6)	(46.6)
Balance, end of period	$602.6	$560.6

Costs to fulfill contracts:
	For the three months ended
	August 31,
In millions	2023	2022
Balance, beginning of period	$75.3	$72.3
Capitalization of costs	6.5	7.5
Amortization	(6.6)	(6.4)
Balance, end of period	$75.2	$73.4

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2023	2022
Basic earnings per share:
Net income	$419.2	$379.2
Weighted-average common shares outstanding	360.8	360.1
Basic earnings per share	$1.16	$1.05
Diluted earnings per share:
Net income	$419.2	$379.2
Weighted-average common shares outstanding	360.8	360.1
Dilutive effect of common share equivalents	2.0	2.3
Weighted-average common shares outstanding, assuming dilution	362.8	362.4
Diluted earnings per share	$1.16	$1.05
Weighted-average anti-dilutive common share equivalents	0.6	0.4

Weighted-average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Business Combinations

Effective July 31, 2023, substantially all of the net assets of Alterna Capital Solutions LLC (“Alterna”), were acquired by a wholly owned subsidiary of the Company. Alterna purchases outstanding accounts receivable of their customers under non-recourse arrangements. This acquisition allows the Company to increase and diversify its portfolio of solutions and support serving small- to medium-sized businesses. The acquisition consideration was comprised of a base purchase price of $94.8 million plus immediate settlement of debt totaling $128.9 million, net of $15.7 million in cash and restricted cash acquired. Accounts receivable balances acquired, net of allowance for doubtful accounts, and less amounts due to clients related to funding arrangements, totaled $160.3 million. Management’s best estimates at the time of acquisition for intangible assets related to the client list were $18.9 million that will be amortized utilizing an accelerated method of amortization over a weighted average of 8 years. Goodwill in the amount of $46.5 million was recorded as a result of the acquisition, which is tax-deductible. The Company's purchase price allocation for the acquisition of Alterna is preliminary and subject to revision as additional information about fair value of assets and liabilities acquired becomes available. The financial results of Alterna are included in the Company’s consolidated financial statements from its respective date of acquisition. This acquisition was not material to the Company’s results of operations, financial position, or cash flows.

Note E: Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	For the three months ended
	August 31,
In millions	2023	2022
Interest income on corporate investments	$21.5	$5.4
Interest expense	(9.4)	(9.1)
Other	0.7	0.1
Other income/(expense), net	$12.8	$(3.6)

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	August 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$2,188.4	$—	$—	$2,188.4
AFS securities:
Asset-backed securities	86.4	—	(1.6)	84.8
Corporate bonds	1,478.0	0.8	(43.2)	1,435.6
Municipal bonds	1,099.0	—	(112.4)	986.6
U.S. government agency and treasury securities	829.6	—	(50.5)	779.1
Variable rate demand notes	11.3	—	—	11.3
Total AFS securities	3,504.3	0.8	(207.7)	3,297.4
Other	32.9	1.9	(2.6)	32.2
Total funds held for clients and corporate investments	$5,725.6	$2.7	$(210.3)	$5,518.0

	May 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$863.1	$—	$—	$863.1
AFS securities:
Asset-backed securities	88.1	—	(1.4)	86.7
Corporate bonds	1,468.3	3.7	(31.1)	1,440.9
Municipal bonds	1,091.3	0.1	(105.3)	986.1
U.S. government agency and treasury securities	788.1	0.3	(41.6)	746.8
Variable rate demand notes	344.1	—	—	344.1
Total AFS securities	3,779.9	4.1	(179.4)	3,604.6
Other	30.1	1.1	(2.9)	28.3
Total funds held for clients and corporate investments	$4,673.1	$5.2	$(182.3)	$4,496.0

Included in funds held for clients' money market securities and other restricted cash equivalents as of August 31, 2023 were bank demand deposit accounts, money market funds and U.S. government agency and treasury securities with original maturities of 90 days or less at acquisition.

Included in asset-backed securities as of August 31, 2023 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2023.

Included in corporate bonds as of August 31, 2023 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from September 1, 2023 through August 16, 2029.

Included in municipal bonds as of August 31, 2023 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from November 1, 2023 through October 1, 2031.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	August 31,	May 31,
In millions	2023	2023
Funds held for clients	$5,470.7	$4,118.8
Corporate investments	45.7	373.4
Long-term corporate investments	1.6	3.8
Total funds held for clients and corporate investments	$5,518.0	$4,496.0

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

The Company’s AFS securities reflected net unrealized losses of $206.9 million and $175.3 million as of August 31, 2023 and May 31, 2023, respectively. Included in net unrealized losses as of August 31, 2023 and May 31, 2023, were 1,027 and 967 AFS securities in an unrealized loss position, representing approximately 96% and 88% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.6)	$63.0	$(1.0)	$21.8	$(1.6)	$84.8
Corporate bonds	(14.1)	843.4	(29.1)	503.5	(43.2)	1,346.9
Municipal bonds	(6.9)	92.7	(105.5)	892.9	(112.4)	985.6
U.S. government agency and treasury securities	(6.2)	245.0	(44.3)	534.1	(50.5)	779.1
Total	$(27.8)	$1,244.1	$(179.9)	$1,952.3	$(207.7)	$3,196.4

	May 31, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$54.2	$(1.3)	$23.3	$(1.4)	$77.5
Corporate bonds	(5.9)	652.0	(25.2)	382.7	(31.1)	1,034.7
Municipal bonds	(5.9)	86.7	(99.4)	889.0	(105.3)	975.7
U.S. government agency and treasury securities	(3.3)	199.6	(38.3)	457.9	(41.6)	657.5
Total	$(15.2)	$992.5	$(164.2)	$1,752.9	$(179.4)	$2,745.4

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of August 31, 2023 that had gross unrealized losses of $207.7 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2023 and as of May 31, 2023 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

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

	For the three months ended
	August 31,
In millions	2023	2022
Gross realized gains	$0.0	$0.1
Gross realized losses	(0.0)	—
Net realized (losses)/gains	$(0.0)	$0.1

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2023 are shown below by expected maturity.

	August 31, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$201.9	$199.4
Due after one year through three years	924.4	869.1
Due after three years through five years	1,970.0	1,841.2
Due after five years	408.0	387.7
Total	$3,504.3	$3,297.4

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2023
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
U.S. government agency and treasury securities	$499.9	$—	$499.9	$—
Money market securities	14.2	14.2	—	—
Total restricted and unrestricted cash equivalents	$514.1	$14.2	$499.9	$—
AFS securities:
Asset-backed securities	$84.8	$—	$84.8	$—
Corporate bonds	1,435.6	—	1,435.6	—
Municipal bonds	986.6	—	986.6	—
U.S. government agency and treasury securities	779.1	—	779.1	—
VRDNs	11.3	—	11.3	—
Total AFS securities	$3,297.4	$—	$3,297.4	$—
Other	$32.2	$32.2	$—	$—
Liabilities:
Other long-term liabilities	$32.2	$32.2	$—	$—

	May 31, 2023
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.8	$43.8	$—	$—
Total restricted and unrestricted cash equivalents	$43.8	$43.8	$—	$—
AFS securities:
Asset-backed securities	$86.7	$—	$86.7	$—
Corporate bonds	1,440.9	—	1,440.9	—
Municipal bonds	986.1	—	986.1	—
U.S. government agency and treasury securities	746.8	—	746.8	—
VRDNs	344.1	—	344.1	—
Total AFS securities	$3,604.6	$—	$3,604.6	$—
Other	$28.3	$28.3	$—	$—
Liabilities:
Other long-term liabilities	$28.3	$28.3	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include U.S. government agency and treasury securities with original maturities of 90 days or less which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. As of August 31, 2023 and May 31, 2023, the fair value of long-term borrowings, net of debt issuance costs was $389.2 million and $392.4 million for the Senior Notes, Series A, respectively, and $385.7 million and $390.9 million for the Senior Notes, Series B, respectively.

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

Note H: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $30.4 million for the three months ended August 31, 2023, compared to $31.4 million for the three months ended August 31, 2022.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $10.8 million for the three months ended August 31, 2023, compared to $12.6 million for the three months ended August 31, 2022. Goodwill and intangible assets were recorded during the three months ended August 31, 2023 related to the acquisition of Alterna. The goodwill related to this acquisition is included in the Purchased Receivable reporting unit for goodwill impairment testing. Refer to Note D for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2023 or August 31, 2022.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 6.25% and 5.83% as of August 31, 2023 and May 31, 2023, respectively. The unused amount available under these credit facilities as of August 31, 2023 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2023.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $123.2 million and $141.7 million as of August 31, 2023 and May 31, 2023, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 30, 2023 and August 24, 2024. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2023 and August 31, 2022, or as of May 31, 2023.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2023. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2023.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements, joint ventures and legally binding contractual arrangements, which include immaterial leases that have yet to commence. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $5.3 million as of August 31, 2023 and $11.8 million as of May 31, 2023.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2023. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 23.7% and 22.9% for the three months ended August 31, 2023 and 2022, respectively. Both periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2023 (the “first quarter”), the prior year period ended August 31, 2022 (the “prior year period”), and our financial condition as of August 31, 2023. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2023 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2023 (“fiscal 2023”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

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

Any of these factors, as well as other factors discussed in our Form 10-K for fiscal 2023 or in our other periodic filings with the Securities and Exchange Commission (“SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are a leading provider of integrated human capital management (“HCM”) solutions for human resources (“HR”), payroll, benefits, and insurance for small- to medium-sized businesses and their employees across the United States (“U.S.”) and parts of Europe. We offer a comprehensive portfolio of HCM technology and HR advisory solutions that help our clients navigate the challenges of HR.

Paychex Flex® is our proprietary HCM software-as-a-service (“SaaS”) platform that provides seamless workforce management throughout the employee life cycle from recruiting and hiring to retirement through an integrated suite of solutions and digital support capabilities. It utilizes a single cloud-based platform, with single client and employee records that allows a client to customize their set of solutions and modify it as their needs change. In addition, we provide comprehensive HR advisory solutions to help our clients plan, manage, and comply with all aspects of HR.

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Description of Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2023.

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

First Quarter Business Highlights

Highlights compared to the prior year period are as follows:

	For the three months ended
	August 31,
In millions, except per share amounts	2023	2022	Change(2)
Total service revenue	$1,253.3	$1,188.3	5%
Total revenue	$1,286.0	$1,206.2	7%
Operating income	$536.3	$495.6	8%
Net income	$419.2	$379.2	11%
Adjusted net income(1)	$415.1	$371.9	12%
Diluted earnings per share	$1.16	$1.05	10%
Adjusted diluted earnings per share(1)	$1.14	$1.03	11%
Dividends paid to stockholders	$321.9	$284.6	13%

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

For further analysis of our results of operations for the first quarter and prior year period, and our financial position as of August 31, 2023, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,
In millions, except per share amounts	2023	2022	Change(1)
Revenue:
Management Solutions	$955.5	$905.5	6%
PEO and Insurance Solutions	297.8	282.8	5%
Total service revenue	1,253.3	1,188.3	5%
Interest on funds held for clients	32.7	17.9	83%
Total revenue	1,286.0	1,206.2	7%
Total expenses	749.7	710.6	5%
Operating income	536.3	495.6	8%
Other income/(expense), net	12.8	(3.6)	n/m
Income before income taxes	549.1	492.0	12%
Income taxes	129.9	112.8	15%
Effective income tax rate	23.7%	22.9%
Net income	$419.2	$379.2	11%
Diluted earnings per share	$1.16	$1.05	10%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $955.5 million for the first quarter, reflecting an increase of 6%:
o
Growth in the number of clients and client employees served for HCM solutions and client worksite employees for HR Solutions;
o
Higher revenue per client resulting from price realization and product penetration, including sustained demand for HR Solutions, retirement, and time and attendance solutions; and
o
Continued demand for HCM ancillary services.

•
PEO and Insurance Solutions revenue: $297.8 million for the first quarter, reflecting an increase of 5%:
o
Growth in the number of average PEO worksite employees;
o
Higher state unemployment insurance revenue; and
o
Growth in ancillary services.

•
Interest on funds held for clients: $32.7 million for the first quarter, reflecting an increase of 83%, due to higher average interest rates earned and higher average investment balances.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended
	August 31,
$ in millions	2023	2022	Change(1)
Average investment balances:
Funds held for clients	$4,156.9	$4,118.0	1%
Corporate cash equivalents and investments	1,706.9	1,394.6	22%
Total	$5,863.8	$5,512.6	6%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	3.2%	1.7%
Corporate cash equivalents and investments	5.0%	1.5%
Combined funds held for clients and corporate cash equivalents and investments	3.7%	1.7%

Total net realized (losses)/gains	$(0.0)	$0.1

(1) Percentage changes are calculated based on unrounded numbers.

	August 31,	May 31,
$ in millions	2023	2023
Net unrealized losses on available for sale (“AFS”) securities (1)	$(206.9)	$(175.3)
Federal Funds rate (2)	5.50%	5.25%
Total fair value of AFS securities	$3,297.4	$3,604.6
Weighted-average duration of AFS securities in years (3)	3.2	3.3
Weighted-average yield-to-maturity of AFS securities (3)	2.9%	2.9%

(1) The net unrealized loss on our investment portfolio was approximately $234.3 million as of September 25, 2023. Refer to Note F in the Notes to Consolidated Financial Statements contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 5.25% to 5.50% as of August 31, 2023 and in the range of 5.00% to 5.25% as of May 31, 2023.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the period below:

	For the three months ended
	August 31,
In millions	2023	2022	Change(1)
Compensation-related expenses	$455.3	$426.6	7%
PEO direct insurance costs	110.2	104.5	5%
Depreciation and amortization	41.2	44.0	(6)%
Other expenses	143.0	135.5	6%
Total expenses	$749.7	$710.6	5%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 5% to $749.7 billion for the first quarter compared to the prior year period. Total expenses increased as a result of the following:

•
Compensation-related expenses: $455.3 million for the first quarter, reflecting an increase of 7%, driven by increases in average wage rates, fringe benefits, and performance-based compensation.
•
PEO direct insurance costs: $110.2 million for the first quarter, reflecting an increase of 5%, primarily due to growth in workers’ compensation claims costs.
•
Other expenses: $143.0 million for the first quarter, reflecting an increase of 6%, primarily due to continued investment in product development, technology, and marketing.

Operating income: Operating income increased 8% to $536.3 million for the first quarter, as a result of revenue growth which outpaced expense increases as previously discussed.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended
	August 31,
	2023	2022
Operating margin	41.7%	41.1%

Other income/(expense), net: Other income/(expense), net increased $16.4 million to income of $12.8 million for the first quarter primarily as a result of higher average interest rates earned on our corporate investments as well as higher average investment balances.

Income taxes: Our effective income tax rate was 23.7% for the first quarter, compared to 22.9%, for the prior year period. Both periods included the recognition of excess tax benefits related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended
	August 31,
$ in millions	2023	2022	Change
Net income	$419.2	$379.2	11%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(4.1)	(7.3)
Adjusted net income	$415.1	$371.9	12%

Diluted earnings per share(2)	$1.16	$1.05	10%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.01)	(0.02)
Adjusted diluted earnings per share	$1.14	$1.03	11%

Net income	$419.2	$379.2	11%
Non-GAAP adjustments:
Interest (income)/expense, net	(12.1)	3.7
Income taxes	129.9	112.8
Depreciation and amortization expense	41.2	44.0
Total non-GAAP adjustments	159.0	160.5
EBITDA	$578.2	$539.7	7%

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2023, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.7 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $812.0 million as of August 31, 2023. Our primary source of cash is our ongoing operations. Cash flow from operations was $655.8 million for the first quarter. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that cash, restricted cash, and total corporate investments as of August 31, 2023, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of August 31, 2023 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2023 for further discussion on our credit facilities.

Details of our credit facilities as of August 31, 2023 were as follows:

		Maximum	August 31, 2023
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	13.7	236.3
Total Lines of Credit Outstanding and Available			$13.7	$1,986.3

Amounts outstanding under the PNC credit facility as of August 31, 2023 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the first quarter and the prior year period were as follows:

	For the three months ended August 31, 2023
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$67.7
Weighted-average amount borrowed	$—	$—	$13.3
Weighted-average interest rate	—%	—%	6.24%

	For the three months ended August 31, 2022
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$10.6
Weighted-average amount borrowed	$—	$—	$10.2
Weighted-average interest rate	—%	—%	3.15%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to August 31, 2023, there were no additional overnight borrowings under our JPM credit facility. We borrowed once on an overnight basis, $84.0 million under our PNC credit facility.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2023 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2023, we had irrevocable standby letters of credit available totaling $123.2 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 30, 2023 and August 24, 2024. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2023.

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

Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2023 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $5.3 million of capital assets as of August 31, 2023. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of August 31, 2023, we have contributed approximately $22.4 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2023. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the three months ended
	August 31,
In millions	2023	2022	Change
Net cash provided by operating activities	$655.8	$364.3	$291.5
Net cash provided by investing activities	24.0	1,223.1	(1,199.1)
Net cash provided by/(used in) financing activities	1,069.4	(809.7)	1,879.1
Net change in cash, restricted cash, and equivalents	$1,749.2	$777.7	$971.5

Cash dividends per common share	$0.89	$0.79

The changes in our cash flow for the first quarter compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

•
Higher net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes;
•
A net increase in refunds owed to our PEO clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act; and
•
Various changes in other assets and liabilities in the normal course of business.

Investing Cash Flow Activities

•
The decrease in the net sales of AFS securities was primarily due to the decrease in investments in VRDNs as they were reinvested into cash and money market accounts earning more favorable interest rates; and
•
Cash used for the acquisition of Alterna Capital, Inc. and settlement of its outstanding debt at closing. Refer to Note D of the Notes to Consolidated Financial Statements for additional discussion of this transaction.

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

Financing Cash Flow Activities

•
The increase in net cash inflows from changes in client fund obligations is due to the timing of collections and remittances of client funds,
•
Dividends paid increased compared to the prior year period due to an increase in our dividend from $0.79 per share to $0.89 per share for the first quarter. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors, and
•
Changes in cash activity related to equity-based plans primarily due to an increase in the number of stock options exercised in the first quarter as compared to the prior year period, and a decrease in company purchases of common stock to satisfy employee payroll taxes as a result of lower performance-based restricted stock vesting during the same periods.

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

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our long-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in corporate bonds; municipal bonds; U.S. government agency securities; and VRDNs when available in the market. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During the first quarter, our primary short-term investment vehicles were bank demand deposit accounts and U.S. government agency discount notes. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.7% compared to 1.7% for the prior year period. When interest rates are rising, the full impact of higher interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a rising interest rate environment, earnings will increase from our short-term investments, and over time, increase from our longer-term AFS securities. Earnings from AFS securities, which as of August 31, 2023 had an average duration of 3.2 years, would not reflect increases in interest rates until the investments are sold or mature and the proceeds are reinvested at higher rates.

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2023 are shown below by expected maturity.

	August 31, 2023
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$201.9	$199.4
Due after one year through three years	924.4	869.1
Due after three years through five years	1,970.0	1,841.2
Due after five years	408.0	387.7
Total	$3,504.3	$3,297.4

VRDNs are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2023, the Federal Funds rate was in the range of 5.25% to 5.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk and the failure of financial institutions. We will continue to monitor the market and economic conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $6.0 billion for the year ending May 31, 2024. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days and 60% invested in AFS securities, with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $206.9 million as of August 31, 2023 and $175.3 million as of May 31, 2023. During the first quarter, the net unrealized loss on our investment portfolios ranged from a loss of $170.3 million to a loss of $231.5 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $234.3 million as of September 25, 2023.

As of August 31, 2023 and May 31, 2023, we had $3.3 billion and $3.6 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 2.9% as of August 31, 2023 and May 31, 2023. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical increase in longer-term interest rates of 25 basis points, the resulting potential decrease in fair value for our portfolio of AFS securities as of August 31, 2023, would be approximately $25.0 million. Conversely, a corresponding decrease in interest rates would result in a comparable increase in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2023 were not impaired as a result of the previously discussed reasons. While $3.2 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $207.7 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of August 31, 2023 and May 31, 2023 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of August 31, 2023.

Market risk: We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We continue to closely monitor this situation and take appropriate measures, when necessary, to minimize potential risk exposure to our client’s and our cash and investment balances.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2023, filed with the SEC on July 14, 2023. On an ongoing basis, we evaluate the critical accounting policies used to prepare our consolidated financial statements, including, but not limited to, those related to:

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of August 31, 2023, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2023. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended August 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400 million of the Company’s common stock with authorization expiring on January 31, 2024. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the first quarter and $327.1 million remains available for share repurchases in total under this program.

Item 5. Other Information

During the three months ended August 31, 2023, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c)) of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description
*#	10.1	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award Agreement.
*#	10.2	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award Agreement pursuant to 2021 Officer Performance Share Award (Director).
*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document
*	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
*	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
*	101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibit filed or furnished with this report

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	September 28, 2023	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 28, 2023	/s/ Efrain Rivera
Efrain Rivera
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 28, 2023	/s/ Robert L. Schrader Robert L. Schrader Vice President, Finance and Investor Relations (Principal Accounting Officer)