Form 10-Q
period 2024-02-29
PAYCHEX INC
filed 2024-04-02
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

As of February 29, 2024, 359,963,341 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Revenue:
Management Solutions	$1,049.9	$1,024.5	$2,936.1	$2,825.3
PEO and Insurance Solutions	345.5	321.2	939.0	877.3
Total service revenue	1,395.4	1,345.7	3,875.1	3,702.6
Interest on funds held for clients	43.9	35.3	108.1	74.9
Total revenue	1,439.3	1,381.0	3,983.2	3,777.5
Expenses:
Cost of service revenue	379.8	372.9	1,104.1	1,083.2
Selling, general and administrative expenses	409.7	396.2	1,186.8	1,114.5
Total expenses	789.5	769.1	2,290.9	2,197.7
Operating income	649.8	611.9	1,692.3	1,579.8
Other income, net	9.4	5.5	33.9	4.8
Income before income taxes	659.2	617.4	1,726.2	1,584.6
Income taxes	160.6	150.0	415.7	377.7
Net income	$498.6	$467.4	$1,310.5	$1,206.9

Other comprehensive income/(loss), net of tax	22.0	(5.9)	14.7	(70.3)
Comprehensive income	$520.6	$461.5	$1,325.2	$1,136.6

Basic earnings per share	$1.39	$1.30	$3.64	$3.35
Diluted earnings per share	$1.38	$1.29	$3.62	$3.33
Weighted-average common shares outstanding	359.9	360.5	360.4	360.3
Weighted-average common shares outstanding, assuming dilution	361.7	362.3	362.2	362.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 29,	May 31,
	2024	2023
Assets
Cash and cash equivalents	$1,693.6	$1,222.0
Restricted cash	41.0	49.8
Corporate investments	36.6	373.4
Interest receivable	22.8	24.4
Accounts receivable, net of allowance for credit losses	1,088.6	873.3
PEO unbilled receivables, net of advance collections	590.7	528.5
Prepaid income taxes	21.0	48.1
Prepaid expenses and other current assets	312.6	289.8
Current assets before funds held for clients	3,806.9	3,409.3
Funds held for clients	6,079.5	4,118.8
Total current assets	9,886.4	7,528.1
Long-term corporate investments	1.6	3.8
Property and equipment, net of accumulated depreciation	419.1	396.3
Operating lease right-of-use assets, net of accumulated amortization	58.9	61.5
Intangible assets, net of accumulated amortization	204.9	187.4
Goodwill	1,882.3	1,834.0
Long-term deferred costs	476.1	470.1
Other long-term assets	94.6	65.2
Total assets	$13,023.9	$10,546.4
Liabilities
Accounts payable	$94.0	$84.7
Accrued corporate compensation and related items	173.1	209.9
Accrued worksite employee compensation and related items	903.8	763.9
Short-term borrowings	18.8	10.2
Deferred revenue	51.7	47.3
Other current liabilities	518.0	395.4
Current liabilities before client fund obligations	1,759.4	1,511.4
Client fund obligations	6,241.4	4,294.0
Total current liabilities	8,000.8	5,805.4
Accrued income taxes	99.3	83.0
Deferred income taxes	94.8	112.1
Long-term borrowings, net of debt issuance costs	798.5	798.2
Operating lease liabilities	51.5	57.3
Other long-term liabilities	231.9	197.2
Total liabilities	9,276.8	7,053.2
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.0 shares as of February 29, 2024 and 360.5 shares as of May 31, 2023	3.6	3.6
Additional paid-in capital	1,702.5	1,626.4
Retained earnings	2,186.2	2,023.1
Accumulated other comprehensive loss	(145.2)	(159.9)
Total stockholders’ equity	3,747.1	3,493.2
Total liabilities and stockholders’ equity	$13,023.9	$10,546.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 29, 2024
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(159.9)	$3,493.2
Net income	—	—	—	1,310.5	—	1,310.5
Unrealized gains on securities, net of $3.5 million in tax expense	—	—	—	—	9.9	9.9
Reclassification adjustment for realized losses on securities, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	0.0
Cash dividends declared ($2.67 per share)	—	—	—	(962.3)	—	(962.3)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	(169.2)
Stock-based compensation costs	—	—	45.1	—	—	45.1
Foreign currency translation adjustment	—	—	—	—	4.8	4.8
Activity related to equity-based plans	1.0	0.0	37.2	(22.1)	—	15.1
Balance as of February 29, 2024	360.0	$3.6	$1,702.5	$2,186.2	$(145.2)	$3,747.1

	For the three months ended February 29, 2024
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of November 30, 2023	359.8	$3.6	$1,678.6	$2,009.4	$(167.2)	$3,524.4
Net income	—	—	—	498.6	—	498.6
Unrealized gains on securities, net of $6.3 million in tax expense	—	—	—	—	19.0	19.0
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	(0.0)
Cash dividends declared ($0.89 per share)	—	—	—	(320.4)	—	(320.4)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	14.4	—	—	14.4
Foreign currency translation adjustment	—	—	—	—	3.0	3.0
Activity related to equity-based plans	0.2	0.0	9.5	(1.4)	—	8.1
Balance as of February 29, 2024	360.0	$3.6	$1,702.5	$2,186.2	$(145.2)	$3,747.1

(1)
Reclassification adjustments out of accumulated other comprehensive loss for realized gains/(losses), net of tax, on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock, with an authorization that expired on January 31, 2024. On January 19, 2024 the Company's Board of Directors approved a new repurchase plan authorizing up to $400.0 million of repurchases of its common stock, with authorization expiring on May 31, 2027. The purpose of these programs is to manage common stock dilution.

See Notes to Consolidated Financial Statements.

	For the nine months ended February 28, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(133.9)	$3,085.2
Net income	—	—	—	1,206.9	—	1,206.9
Unrealized losses on securities, net of $23.3 million in tax benefit	—	—	—	—	(70.7)	(70.7)
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Cash dividends declared ($2.37 per share)	—	—	—	(854.5)	—	(854.5)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	46.0	—	—	46.0
Foreign currency translation adjustment	—	—	—	—	0.5	0.5
Activity related to equity-based plans	0.6	0.0	16.1	(28.3)	—	(12.2)
Balance as of February 28, 2023	360.5	$3.6	$1,608.0	$1,993.7	$(204.2)	$3,401.1

	For the three months ended February 28, 2023
					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	loss	Total
Balance as of November 30, 2022	360.5	$3.6	$1,588.6	$1,811.4	$(198.3)	$3,205.3
Net income	—	—	—	467.4	—	467.4
Unrealized losses on securities, net of $3.3 million in tax benefit	—	—	—	—	(9.4)	(9.4)
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	0.0	0.0
Cash dividends declared ($0.79 per share)	—	—	—	(284.9)	—	(284.9)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation costs	—	—	16.3	—	—	16.3
Foreign currency translation adjustment	—	—	—	—	3.5	3.5
Activity related to equity-based plans	0.0	0.0	3.1	(0.2)	—	2.9
Balance as of February 28, 2023	360.5	$3.6	$1,608.0	$1,993.7	$(204.2)	$3,401.1

(1)
Reclassification adjustments out of accumulated other comprehensive loss for realized gains/(losses), net of tax, on the sale of AFS securities are reflected in interest on funds held for clients and other income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock, with an authorization that expired on January 31, 2024. The purpose of this program is to manage common stock dilution.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 29,	February 28,
	2024	2023
Operating activities
Net income	$1,310.5	$1,206.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.9	132.5
Amortization of premiums and discounts on AFS securities, net	(4.7)	15.9
Amortization of deferred contract costs	173.4	163.0
Stock-based compensation costs	45.1	46.0
Benefit from deferred income taxes	(20.9)	(25.6)
Provision for credit losses	14.9	13.1
Net realized losses/(gains) on sales of AFS securities	0.0	(0.1)
Changes in operating assets and liabilities:
Interest receivable	1.6	(5.1)
Accounts receivable and PEO unbilled receivables, net	(3.5)	(141.5)
Prepaid expenses and other current assets	9.2	(12.1)
Accounts payable and other current liabilities	184.2	78.6
Deferred costs	(184.3)	(195.6)
Net change in other long-term assets and liabilities	21.6	17.3
Net change in operating lease right-of-use assets and liabilities	(2.0)	(4.5)
Net cash provided by operating activities	1,676.0	1,288.8
Investing activities
Purchases of AFS securities	(6,007.4)	(12,592.4)
Proceeds from sales and maturities of AFS securities	6,345.6	13,051.0
Net (purchases of)/collections on short-term accounts receivable	(101.8)	1.3
Purchases of property and equipment	(120.1)	(97.0)
Proceeds from sales of property and equipment	0.0	16.7
Acquisition of businesses, net of cash acquired	(208.3)	(4.3)
Purchases of other assets, net	(25.8)	(11.6)
Net cash (used in)/provided by investing activities	(117.8)	363.7
Financing activities
Net change in client fund obligations	1,947.4	648.6
Net change in short-term borrowings	9.0	2.0
Dividends paid	(962.5)	(854.1)
Repurchases of common shares	(169.2)	—
Contingent consideration paid for acquisitions	—	(2.8)
Activity related to equity-based plans	15.1	(12.2)
Net cash provided by/(used in) financing activities	839.8	(218.5)
Net change in cash, restricted cash, and equivalents	2,398.0	1,434.0
Cash, restricted cash, and equivalents, beginning of period	2,134.9	928.4
Cash, restricted cash, and equivalents, end of period	$4,532.9	$2,362.4

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$1,693.6	$1,316.9
Restricted cash	41.0	56.6
Restricted cash and restricted cash equivalents included in funds held for clients	2,798.3	988.9
Total cash, restricted cash, and equivalents	$4,532.9	$2,362.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 29, 2024

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2023 (“fiscal 2023”). Operating results and cash flows for the nine months ended February 29, 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2024 (“fiscal 2024”).

Reclassifications: Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated earnings.

Revision to previously issued financial statements: The consolidated statement of cash flows for the nine months ended February 28, 2023 includes a revision to previously reported amounts related to the presentation of the cash flows associated with short-term receivables purchased from the Company’s clients under non-recourse arrangements. The revision decreased net cash provided by operating activities and increased net cash provided by investing activities by $1.3 million. Management concluded that this revision was not material to the financial statements of any previously filed annual or interim periods. This revision is reflected in this Form 10-Q and will be reflected in future filings.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $22.5 million and $20.5 million as of February 29, 2024 and May 31, 2023, respectively. These balances include trade receivables for services provided to clients and receivables purchased from the Company's clients under non-recourse arrangements. Trade receivables were $215.4 million and $287.0 million as of February 29, 2024 and May 31, 2023, respectively. Purchased receivables, at gross, were $895.7 million and $606.8 million as of February 29, 2024 and May 31, 2023, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and nine months ended February 29, 2024 and February 28, 2023. No single client had a material impact on total accounts receivable as of February 29, 2024 and May 31, 2023 or service revenue and results of operations for the three and nine months ended February 29, 2024 and February 28, 2023.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 29, 2024 and May 31, 2023, advance collections were $50.2 million and $12.5 million, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $14.4 million and $45.1 million for the three and nine months ended February 29, 2024, respectively, as compared with $16.3 million and $46.0 million for the three and nine months ended February 28, 2023, respectively. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the Company’s Form 10-K for fiscal 2023.

Recently adopted accounting pronouncements: Effective June 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2025, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Payroll wages and payroll taxes	$7,317.0	$6,944.1	$20,378.5	$19,615.2
State unemployment insurance (included in payroll wages and payroll taxes)	$78.0	$71.4	$116.3	$111.2
Guaranteed cost benefit plans	$165.6	$157.8	$499.4	$494.8

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Balance, beginning of period	$69.8	$55.2	$62.0	$48.9
Deferral of revenue	12.4	10.9	36.3	31.0
Recognition of unearned revenue	(8.9)	(7.6)	(25.0)	(21.4)
Balance, end of period	$73.3	$58.5	$73.3	$58.5

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 29, 2024, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2024 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2024	$8.4
2025	29.7
Thereafter	35.2
Total recognition of unearned revenue	$73.3

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 29, 2024 or February 28, 2023.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Balance, beginning of period	$605.0	$562.6	$597.5	$550.2
Capitalization of costs	53.7	65.2	163.1	172.2
Amortization	(51.6)	(48.9)	(153.5)	(143.5)
Balance, end of period	$607.1	$578.9	$607.1	$578.9

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Balance, beginning of period	$75.8	$74.5	$75.3	$72.3
Capitalization of costs	7.5	8.3	21.2	23.4
Amortization	(6.7)	(6.6)	(19.9)	(19.5)
Balance, end of period	$76.6	$76.2	$76.6	$76.2

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions, except per share amounts	2024	2023	2024	2023
Basic earnings per share:
Net income	$498.6	$467.4	$1,310.5	$1,206.9
Weighted-average common shares outstanding	359.9	360.5	360.4	360.3
Basic earnings per share	$1.39	$1.30	$3.64	$3.35
Diluted earnings per share:
Net income	$498.6	$467.4	$1,310.5	$1,206.9
Weighted-average common shares outstanding	359.9	360.5	360.4	360.3
Dilutive effect of common share equivalents	1.8	1.8	1.8	2.0
Weighted-average common shares outstanding, assuming dilution	361.7	362.3	362.2	362.3
Diluted earnings per share	$1.38	$1.29	$3.62	$3.33
Weighted-average anti-dilutive common share equivalents	0.6	0.7	0.6	0.7

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

Note E: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Interest income on corporate investments	$19.3	$14.8	$61.1	$30.3
Interest expense	(9.9)	(9.0)	(27.8)	(27.3)
Other	(0.0)	(0.3)	0.6	1.8
Other income, net	$9.4	$5.5	$33.9	$4.8

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	February 29, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$2,798.3	$—	$—	$2,798.3
AFS securities:
Asset-backed securities	101.1	0.2	(0.9)	100.4
Corporate bonds	1,429.4	1.9	(31.2)	1,400.1
Municipal bonds	1,096.1	0.2	(91.5)	1,004.8
U.S. government agency and treasury securities	820.3	0.2	(40.8)	779.7
Variable rate demand notes	—	—	—	—
Total AFS securities	3,446.9	2.5	(164.4)	3,285.0
Other	33.3	3.0	(1.9)	34.4
Total funds held for clients and corporate investments	$6,278.5	$5.5	$(166.3)	$6,117.7

	May 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$863.1	$—	$—	$863.1
AFS securities:
Asset-backed securities	88.1	—	(1.4)	86.7
Corporate bonds	1,468.3	3.7	(31.1)	1,440.9
Municipal bonds	1,091.3	0.1	(105.3)	986.1
U.S. government agency and treasury securities	788.1	0.3	(41.6)	746.8
Variable rate demand notes	344.1	—	—	344.1
Total AFS securities	3,779.9	4.1	(179.4)	3,604.6
Other	30.1	1.1	(2.9)	28.3
Total funds held for clients and corporate investments	$4,673.1	$5.2	$(182.3)	$4,496.0

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 29, 2024 were bank demand deposit accounts, money market funds and U.S. government agency and treasury securities with original maturities of 90 days or less at acquisition.

Included in asset-backed securities as of February 29, 2024 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 29, 2024.

Included in corporate bonds as of February 29, 2024 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 3, 2024 through September 15, 2029.

Included in municipal bonds as of February 29, 2024 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from May 1, 2024 through October 1, 2031.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	February 29,	May 31,
In millions	2024	2023
Funds held for clients	$6,079.5	$4,118.8
Corporate investments	36.6	373.4
Long-term corporate investments	1.6	3.8
Total funds held for clients and corporate investments	$6,117.7	$4,496.0

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

The Company’s AFS securities reflected net unrealized losses of $161.9 million and $175.3 million as of February 29, 2024 and May 31, 2023, respectively. Included in net unrealized losses as of February 29, 2024 and May 31, 2023, were 955 and 967 AFS securities in an unrealized loss position, representing approximately 93% and 88% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 29, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.3)	$63.2	$(0.6)	$15.3	$(0.9)	$78.5
Corporate bonds	(9.5)	792.2	(21.7)	478.5	(31.2)	1,270.7
Municipal bonds	(7.9)	98.7	(83.6)	892.1	(91.5)	990.8
U.S. government agency and treasury securities	(3.9)	249.8	(36.9)	518.8	(40.8)	768.6
Total	$(21.6)	$1,203.9	$(142.8)	$1,904.7	$(164.4)	$3,108.6

	May 31, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$54.2	$(1.3)	$23.3	$(1.4)	$77.5
Corporate bonds	(5.9)	652.0	(25.2)	382.7	(31.1)	1,034.7
Municipal bonds	(5.9)	86.7	(99.4)	889.0	(105.3)	975.7
U.S. government agency and treasury securities	(3.3)	199.6	(38.3)	457.9	(41.6)	657.5
Total	$(15.2)	$992.5	$(164.2)	$1,752.9	$(179.4)	$2,745.4

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 29, 2024 that had gross unrealized losses of $164.4 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 29, 2024 and as of May 31, 2023 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
In millions	2024	2023	2024	2023
Gross realized gains	$0.0	$0.0	$0.0	$0.1
Gross realized losses	—	—	(0.0)	(0.0)
Net realized (losses)/gains	$0.0	$0.0	$(0.0)	$0.1

The amortized cost and fair value of AFS securities that had stated maturities as of February 29, 2024 are shown below by expected maturity.

	February 29, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$157.0	$154.5
Due after one year through three years	1,262.6	1,197.0
Due after three years through five years	1,675.5	1,588.0
Due after five years	351.8	345.5
Total	$3,446.9	$3,285.0

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 29, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$64.6	$64.6	$—	$—
U.S. government agency and treasury securities	1,324.1	—	1,324.1	—
Total restricted and unrestricted cash equivalents	$1,388.7	$64.6	$1,324.1	$—
AFS securities:
Asset-backed securities	$100.4	$—	$100.4	$—
Corporate bonds	1,400.1	—	1,400.1	—
Municipal bonds	1,004.8	—	1,004.8	—
U.S. government agency and treasury securities	779.7	—	779.7	—
Total AFS securities	$3,285.0	$—	$3,285.0	$—
Other	$34.4	$34.4	$—	$—
Liabilities:
Other long-term liabilities	$34.4	$34.4	$—	$—

	May 31, 2023
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.8	$43.8	$—	$—
Total restricted and unrestricted cash equivalents	$43.8	$43.8	$—	$—
AFS securities:
Asset-backed securities	$86.7	$—	$86.7	$—
Corporate bonds	1,440.9	—	1,440.9	—
Municipal bonds	986.1	—	986.1	—
U.S. government agency and treasury securities	746.8	—	746.8	—
VRDNs	344.1	—	344.1	—
Total AFS securities	$3,604.6	$—	$3,604.6	$—
Other	$28.3	$28.3	$—	$—
Liabilities:
Other long-term liabilities	$28.3	$28.3	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of February 29, 2024 and May 31, 2023, the fair value of long-term borrowings, net of debt issuance costs was $392.1 million and $392.4 million for the Senior Notes, Series A, respectively, and $387.9 million and $390.9 million for the Senior Notes, Series B, respectively.

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

Note H: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $32.3 million and $94.7 million for the three and nine months ended February 29, 2024, compared to $32.7 million and $95.8 million for the three and nine months ended February 28, 2023.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $12.5 million and $36.2 million for the three and nine months ended February 29, 2024, compared to $11.5 million and $36.7 million for the three and nine months ended February 28, 2023. Goodwill and intangible assets were recorded during the nine months ended February 29, 2024 related to the acquisition of Alterna. The goodwill related to this acquisition is included in the Purchased Receivable reporting unit for goodwill impairment testing. Refer to Note D for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 29, 2024 or February 28, 2023.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 6.20% and 5.83% as of February 29, 2024 and May 31, 2023, respectively. The unused amount available under these credit facilities as of February 29, 2024 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 29, 2024.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $170.8 million and $141.7 million as of February 29, 2024 and May 31, 2023, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2024 and October 09, 2025. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 29, 2024 and February 28, 2023, or as of May 31, 2023.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2023. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 29, 2024.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $6.3 million as of February 29, 2024 and $11.8 million as of May 31, 2023.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 29, 2024. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 24.4% and 24.3% for the three months ended February 29, 2024 and February 28, 2023, respectively, and 24.1% and 23.8% for the nine months ended February 29, 2024 and February 28, 2023, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 29, 2024 (the “third quarter”), the nine months ended February 29, 2024 (the “nine months”), the respective prior year periods ended February 28, 2023 (the “prior year periods”), and our financial condition as of February 29, 2024. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 29, 2024 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2023 (“fiscal 2023”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by us may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “outlook,” “will,” “would,” “project,” “projections,” “strategy,” “anticipate,” “believe,” “could,” “may,” “potential,” “possible,” “purpose,” and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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
•
changes in governmental regulations, laws, and policies;
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

Third Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
In millions, except per share amounts	2024	2023	Change(2)	2024	2023	Change(2)
Total service revenue	$1,395.4	$1,345.7	4%	$3,875.1	$3,702.6	5%
Total revenue	$1,439.3	$1,381.0	4%	$3,983.2	$3,777.5	5%
Operating income	$649.8	$611.9	6%	$1,692.3	$1,579.8	7%
Net income	$498.6	$467.4	7%	$1,310.5	$1,206.9	9%
Adjusted net income(1)	$498.3	$466.7	7%	$1,305.0	$1,198.0	9%
Diluted earnings per share	$1.38	$1.29	7%	$3.62	$3.33	9%
Adjusted diluted earnings per share(1)	$1.38	$1.29	7%	$3.60	$3.31	9%
Dividends paid to stockholders	$320.4	$284.8	13%	$962.5	$854.1	13%

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

For further analysis of our results of operations for the third quarter and nine months, the prior year periods, and our financial position as of February 29, 2024, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
In millions, except per share amounts	2024	2023	Change(1)	2024	2023	Change(1)
Revenue:
Management Solutions	$1,049.9	$1,024.5	2%	$2,936.1	$2,825.3	4%
PEO and Insurance Solutions	345.5	321.2	8%	939.0	877.3	7%
Total service revenue	1,395.4	1,345.7	4%	3,875.1	3,702.6	5%
Interest on funds held for clients	43.9	35.3	25%	108.1	74.9	44%
Total revenue	1,439.3	1,381.0	4%	3,983.2	3,777.5	5%
Total expenses	789.5	769.1	3%	2,290.9	2,197.7	4%
Operating income	649.8	611.9	6%	1,692.3	1,579.8	7%
Other income, net	9.4	5.5	n/m	33.9	4.8	n/m
Income before income taxes	659.2	617.4	7%	1,726.2	1,584.6	9%
Income taxes	160.6	150.0	7%	415.7	377.7	10%
Effective income tax rate	24.4%	24.3%		24.1%	23.8%
Net income	$498.6	$467.4	7%	$1,310.5	$1,206.9	9%
Diluted earnings per share	$1.38	$1.29	7%	$3.62	$3.33	9%

(1) Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $1.0 billion for the third quarter and $2.9 billion for the nine months, reflecting increases of 2% and 4%, respectively:
o
Growth in the number of clients served across our suite of HCM solutions;

o
Higher product penetration, including HR Solutions and retirement; and
o
A decline in revenue from ancillary services, primarily due to the winding down of our Employee Retention Tax Credit Service.

•
PEO and Insurance Solutions revenue: $345.5 million for the third quarter and $939.0 million for the nine months, reflecting increases of 8% and 7%, respectively:
o
Growth in the number of average PEO worksite employees;
o
Increase in PEO insurance revenues; and
o
Higher revenue from ancillary services for the nine months.

•
Interest on funds held for clients: $43.9 million for the third quarter and $108.1 million for the nine months, reflecting increases of 25% and 44%, respectively, primarily due to higher average interest rates.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the nine months ended

	February 29,	February 28,		February 29,	February 28,
$ in millions	2024	2023	Change(1)	2024	2023	Change(1)
Average investment balances:
Funds held for clients	$4,975.7	$4,935.7	1%	$4,389.6	$4,355.5	1%
Corporate cash equivalents and investments	1,526.8	1,508.0	1%	1,591.3	1,411.3	13%
Total	$6,502.5	$6,443.7	1%	$5,980.9	$5,766.8	4%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	3.5%	2.9%		3.3%	2.3%
Corporate cash equivalents and investments	5.1%	3.9%		5.1%	2.9%
Combined funds held for clients and corporate cash equivalents and investments	3.9%	3.1%		3.8%	2.4%

Total net realized gains/(losses)	$0.0	$0.0		$(0.0)	$0.1

(1) Percentage changes are calculated based on unrounded numbers.

	February 29,	May 31,
$ in millions	2024	2023
Net unrealized losses on available for sale (“AFS”) securities (1)	$(161.9)	$(175.3)
Federal Funds rate (2)	5.50%	5.25%
Total fair value of AFS securities	$3,285.0	$3,604.6
Weighted-average duration of AFS securities in years (3)	2.9	3.3
Weighted-average yield-to-maturity of AFS securities (3)	3.0%	2.9%

(1) The net unrealized loss on our investment portfolio was approximately $149.4 million as of March 28, 2024. Refer to Note F in the Notes to Consolidated Financial Statements contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 5.25% to 5.50% as of February 29, 2024 and in the range of 5.00% to 5.25% as of May 31, 2023.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
In millions	2024	2023	Change(1)	2024	2023	Change(1)
Compensation-related expenses	$461.6	$453.7	2%	$1,369.5	$1,323.1	3%
PEO direct insurance costs	119.8	105.2	14%	341.5	312.6	9%
Depreciation and amortization	44.8	44.2	2%	130.9	132.5	(1)%
Other expenses	163.3	166.0	(2)%	449.0	429.5	5%
Total expenses	$789.5	$769.1	3%	$2,290.9	$2,197.7	4%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 3% to $789.5 million for the third quarter and 4% to $2.3 billion for the nine months compared to the prior year periods. Total expenses increased as a result of the following:

•
Compensation-related expenses: $461.6 million for the third quarter and $1.4 billion for the nine months, reflecting increases of 2% for the third quarter and 3% for the nine months, driven by increases in average headcount and wage rates.
•
PEO direct insurance costs: $119.8 million for the third quarter and $341.5 million for the nine months, reflecting increases of 14% for the third quarter and 9% for the nine months, related to growth in average worksite employees and PEO insurance revenues.
•
Other expenses: $163.3 million for the third quarter and $449.0 million for the nine months, reflecting a decrease of 2% for the third quarter and an increase of 5% for the nine months. The increase for the nine months was primarily due to continued investment in technology, sales and marketing.

Operating income: Operating income increased 6% to $649.8 million for the third quarter and 7% to $1.7 billion for the nine months, as a result of revenue growth which outpaced expense increases as previously discussed.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended		For the nine months ended
	February 29,	February 28,	February 29,	February 28,
	2024	2023	2024	2023
Operating margin	45.1%	44.3%	42.5%	41.8%

Other income, net: Other income, net increased $3.9 million to $9.4 million for the third quarter and $29.1 million to income of $33.9 million for the nine months, primarily as a result of higher average interest rates earned on our corporate investments.

Income taxes: Our effective income tax rate was 24.4% for the third quarter and 24.1% for the nine months, compared to 24.3% and 23.8%, for the prior year periods, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended			For the nine months ended
	February 29,	February 28,		February 29,	February 28,
$ in millions	2024	2023	Change	2024	2023	Change
Net income	$498.6	$467.4	7%	$1,310.5	$1,206.9	9%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.3)	(0.7)		(5.5)	(8.9)
Adjusted net income	$498.3	$466.7	7%	$1,305.0	$1,198.0	9%

Diluted earnings per share(2)	$1.38	$1.29	7%	$3.62	$3.33	9%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	—	—		(0.02)	(0.02)
Adjusted diluted earnings per share	$1.38	$1.29	7%	$3.60	$3.31	9%

Net income	$498.6	$467.4	7%	$1,310.5	$1,206.9	9%
Non-GAAP adjustments:
Interest income, net	(9.4)	(5.8)		(33.3)	(3.0)
Income taxes	160.6	150.0		415.7	377.7
Depreciation and amortization expense	44.8	44.2		130.9	132.5
Total non-GAAP adjustments	196.0	188.4		513.3	507.2
EBITDA	$694.6	$655.8	6%	$1,823.8	$1,714.1	6%

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 29, 2024, our financial position remained strong with cash, restricted cash, and total corporate investments of $1.8 billion. Total short-term and long-term borrowings, net of debt issuance costs, were $817.3 million as of February 29, 2024. Our primary source of cash is our ongoing operations. Cash flow from operations was $1.7 billion for the nine months. Our positive cash flows have allowed us to support our business, pay dividends, and repurchase shares of our common stock. We currently anticipate that cash, restricted cash, and total corporate investments as of February 29, 2024, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, share repurchases, and dividend payments for the foreseeable future.

We believe that our investments in an unrealized loss position as of February 29, 2024 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment.

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

Details of our credit facilities as of February 29, 2024 were as follows:

		Maximum	February 29, 2024
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	July 31, 2024	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.8	231.2
Total Lines of Credit Outstanding and Available			$18.8	$1,981.2

Amounts outstanding under the PNC credit facility as of February 29, 2024 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the third quarter and the prior year period were as follows:

	For the three months ended February 29, 2024
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	91
Maximum amount borrowed	$—	$—	$19.3
Weighted-average amount borrowed	$—	$—	$18.6
Weighted-average interest rate	—%	—%	6.43%

	For the three months ended February 28, 2023
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$10.2
Weighted-average amount borrowed	$—	$—	$10.0
Weighted-average interest rate	—%	—%	5.52%

Short-term borrowings are primarily used for the settlement of client fund obligations, rather than liquidating previously collected client funds that have been invested in AFS securities allocated to our long-term investment portfolio.

Subsequent to February 29, 2024, there were no additional overnight borrowings under our JPM or PNC credit facilities.

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

Letters of credit: As of February 29, 2024, we had irrevocable standby letters of credit available totaling $170.8 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2024 and October 09, 2025. No amounts were outstanding on these letters of credit during the third quarter or as of February 29, 2024.

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

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $6.3 million of capital assets as of February 29, 2024. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of February 29, 2024, we have contributed approximately $23.2 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 29, 2024. We also maintain insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

	For the nine months ended
	February 29,	February 28,
In millions	2024	2023	Change
Net cash provided by operating activities	$1,676.0	$1,288.8	$387.2
Net cash (used in)/provided by investing activities	(117.8)	363.7	(481.5)
Net cash provided by/(used in) financing activities	839.8	(218.5)	1,058.3
Net change in cash, restricted cash, and equivalents	$2,398.0	$1,434.0	$964.0

Cash dividends per common share	$2.67	$2.37

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
•
Increase in net purchases of short-term accounts receivable was primarily due to an increases in our client base, funding to existing client base, and the timing of cash collections on outstanding receivables and cash settlement of the related reserve; and
•
Increase in cash spending for upgrades to our internal use software and client lists.

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

Financing Cash Flow Activities

•
The increase in net cash inflows from changes in client fund obligations is due to the timing of collections and remittances of client funds as February 29, 2024 fell on Thursday, which is a large cash inflow day for client funds. This cash inflow was offset by a higher than usual May 31, 2023 accrual balance due to the cash settlement of semi-weekly payroll taxes being paid a day later than the cycle due to the Memorial Day holiday. February 28, 2023 fell on a Tuesday, which is a lower volume collection or payment day. This inflow was offset by
•
Cash used to repurchase 1.5 million shares of our common stock at a weighted average price of $115.37 per share during the nine months. There were no repurchases of our common shares during the fiscal 2023 period. All repurchased shares were retired upon acquisition; and
•
Dividends paid increased compared to the prior year period due to an increase in our cumulative dividend from $2.37 per share to $2.67 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board").

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

During the nine months ended February 29, 2024, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the nine months ended February 29, 2024, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.8% compared to 2.4% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of February 29, 2024 had an average duration of 2.9 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 29, 2024 are shown below by expected maturity.

	February 29, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$157.0	$154.5
Due after one year through three years	1,262.6	1,197.0
Due after three years through five years	1,675.5	1,588.0
Due after five years	351.8	345.5
Total	$3,446.9	$3,285.0

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 29, 2024, the Federal Funds rate was in the range of 5.25% to 5.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk and the failure of financial institutions. We will continue to monitor the market and economic conditions.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 19 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $4.5 million to $5.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $161.9 million as of February 29, 2024 and $175.3 million as of May 31, 2023. During the nine months ended February 29, 2024, the net unrealized loss on our investment portfolios ranged from a loss of $125.7 million to a loss of $259.6 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $149.4 million as of March 28, 2024.

As of February 29, 2024 and May 31, 2023, we had $3.3 billion and $3.6 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.0% as of February 29, 2024 and 2.9 % as of May 31, 2023. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of February 29, 2024, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 29, 2024 were not impaired as a result of the previously discussed reasons. While $3.1 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $164.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of February 29, 2024 and May 31, 2023 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of February 29, 2024.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 29, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 29, 2024. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 29, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintained a program to repurchase up to $400.0 million of the Company’s common stock with authorization that expired on January 31, 2024, at which time $157.9 million of unused repurchase authorization expired. On January 19, 2024, the Company's Board approved a program to repurchase up to an additional $400.0 million of its common stock, with authorization expiring on May 31, 2027. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the three months ended February 29, 2024, with $400.0 million remaining under the repurchase program.

Item 5. Other Information

During the three months ended February 29, 2024, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description

#	10.1

Agreement between Paychex, Inc. and Efrain Rivera, dated as of December 15, 2023, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 30, 2023, filed with the Commission on December 21, 2023.

*	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	101.INS	Inline XBRL Instance Document– the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Exhibit filed or furnished with this report

# Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	April 02, 2024	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 02, 2024	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 02, 2024	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)