Form 10-K
period 2024-05-31
PAYCHEX INC
filed 2024-07-11
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 30, 2023, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $32,214,666,636 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2024, 360,126,911 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 10, 2024, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2024

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “intent,” “outlook,” “will,” “would,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “could,” “may,” “target,” “potential,” “purpose,” “design,” “might,”and other similar words or phrases. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, or similar projections.

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
•
our compliance with data privacy and artificial intelligence laws and regulations;
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

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2024 is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” “we,” “us,” “our” and the “Company” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory services in human resources (“HR”), employee benefit solutions, insurance, and payroll processing. As of May 31, 2024, we served greater than 745,000 small- to medium-sized businesses and their employees across the U.S. and parts of Europe. Paychex was incorporated in Delaware in 1979, maintains a corporate headquarters in Rochester, New York, and has a fiscal year that ends on May 31st.

For any organization, a key function is effective HCM, which requires both resources and expertise. Organizations are faced with continuous evolution in employer-employee relations including: an increasing number and complexity of federal, state, and local regulations; changing workforce dynamics; and challenges attracting and retaining talent. The workplace is rapidly changing as employees increasingly become mobile, work remotely, and expect a user experience similar to consumer-oriented applications. We specialize in helping small- to medium-sized businesses who do not have the resources or expertise to adapt to the constantly evolving environment.

Paychex offers a full range of integrated HCM solutions from hire to retire for businesses and their employees that allows us to customize our offering to the client's business, whether it is small or large, simple or complex. We believe that we have the breadth of solutions to cover the spectrum of the employee life cycle, but we also allow integrations with popular HR, accounting, point-of-sale, and productivity applications.

The key features of our solutions are:

•
Comprehensive cloud-based platform optimized to meet the HR and payroll needs of small- and medium-sized organizations;
•
Expertise in HR and payroll with our technology backed by approximately 250 compliance experts and over 650 HR business professionals;
•
Streamlined workforce management that combines technology with flexible, tech-enabled support options;
•
Modern, mobile, and intuitive user experience with self-service capabilities;
•
Scalable and customizable platform that allows clients the ability to add services as they grow;
•
Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and
•
Advanced data analytics and artificial intelligence (“AI”) capabilities powered by large data sets.

We market our solutions through a combination of direct and virtual sales forces and ecommerce solutions supported by various digital lead generation and multi-channel marketing initiatives. Over 50% of our revenues are from solutions other than payroll processing.

Company Strategy

Our strategy is to be the digitally driven HR leader, serving as an essential partner to small-to-medium sized businesses by providing them with the technology and advisory services they need for HR, payroll, benefits, and insurance. We believe that successfully executing this strategy will lead to strong, long-term financial performance. We intend to strengthen and extend our position as a leading provider through continued investments in both our innovative technology and HR advisory solutions. Key elements of our strategy include:

•
Growing our client base and market share. We operate in a large and growing market, with significant potential to expand within our current target markets. We continually invest in new demand generation, sales tools, go-to-market strategies along with channel partnerships, eCommerce, and digital marketing.
•
Expand our share of wallet. We offer a full-suite of integrated solutions incorporating a unique combination of industry-leading HR technology and HR advisory solutions that sets us apart in the industry. We intend to continue to increase penetration across our HCM software, HR outsourcing, retirement, insurance, and payments offerings.
•
Leveraging technology innovations. We continue to invest significantly in our proprietary, award-winning Paychex Flex® platform and mobility applications to maximize efficiency and functionality for our clients and their employees. We believe we are well positioned to capture the AI opportunity with large and growing data sets, predictive analytics and AI models, and increased AI investments to improve efficiency, enhance the customer experience, and unlock new growth opportunities.
•
Engaging in strategic acquisitions. We utilize acquisitions, when appropriate, as a means to expand our portfolio, enter new markets, or increase our scale. We will continue to evaluate and monitor potential acquisitions and target acquisitions that are aligned with our overall strategy.

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

We closely monitor the evolving challenges and needs of small- and medium-sized businesses, and proactively aid our clients in navigating macroeconomic challenges, legislative changes, and other complexities they may face. In the fiscal year ended May 31, 2024 (“fiscal 2024”), top challenges for employers were macroeconomic pressures including inflation and interest rates, maintaining sufficient staffing levels, providing appropriate employee development, keeping technology current, and ensuring legal and regulatory compliance.

We provide a unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, that help customers more effectively hire, develop, and retain top talent in this challenging workforce environment. As businesses operate in a tight labor market, having an online portal for employee self-service that is intuitive and easy-to-use helps increase employee retention and efficiency for our customers. We continue to invest in our technology, enhancing our solutions to continuously improve the customer and employee experiences from hiring and onboarding through employee retention.

HCM Technology: Paychex Flex is our proprietary HCM SaaS platform that provides seamless workforce management throughout the employee life cycle from recruiting and hiring to retirement through an integrated suite of solutions including recruiting, onboarding, HR, time and attendance and employee benefits. It utilizes a single cloud-based platform, with single client and employee records. Clients can select the modules they need and easily customize solutions as they grow. In addition, Paychex Flex presents function-focused analytics throughout the platform, providing HR leaders with data to make more informed business decisions. Paychex Flex uses a device-independent design throughout the HCM suite, which allows full functionality of all application components, regardless of device or screen size. We believe our Paychex mobile solutions add greater value and convenience for our clients and their employees by allowing them instant access on their mobile device, and usage of our mobile and self-service capabilities continue to grow.

HR and Compliance Expertise: Paychex augments its HCM software solutions with 50+ years of experience. We have over 650 HR business professionals who are dedicated to our clients and have the experience and training to provide HR best practices and advice. Our HR business partners are available to provide our ASO and PEO clients with specific guidance on HR issues. In addition, we have approximately 250 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations and advocate for our clients’ interests. The contributions of these compliance experts are intended to ensure that our HCM solutions are updated in a timely fashion to adhere to applicable regulations and to help our clients stay in compliance.

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

Within Paychex Flex, we leverage embedded AI to assist our clients. Our Paychex Flex Intelligence Engine allows individual preference on learning style - via written how-to-documents, tutorial-style video vignettes, or guided interactive tours. The Paychex Flex Intelligence Engine also includes the Flex Assistant, a customer service chatbot that can answer questions across thousands of topics and provides access to over 1,200 instructional resources. At any time, a live Paychex agent is just a click away, with the entire chat conversation available in real-time to provide a more personalized service experience. The Flex Assistant consistently handles nearly two-thirds of questions that would otherwise reach a payroll/HR functionary or a customer service representative, with high satisfaction scores.

The platform embeds self-service capabilities that empower client employees to manage their HR and benefits information from any location, on any device. These self-service capabilities allow for greater access and convenience for client employees and greater productivity for clients.

Our Clients

Paychex has HR solutions to fit the needs of any small- to medium-sized business, from do-it-yourself payroll to comprehensive HR outsourcing. The target market for our integrated HCM solutions is small- to medium-sized businesses. Within this space, we serve a diverse client base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions allow our clients to select the best solution that meets their needs. We utilize service agreements and arrangements with clients that generally do not contain specified contract periods and may be terminated by either party with 30-days notice of termination. We believe client retention is a useful indicator of client satisfaction with our solutions and support. For fiscal 2024, client retention was in the range of 82% to 83% of our beginning client base.

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

Both our small- and medium-sized clients can choose one of our comprehensive HR outsourcing services, which include ASO and PEO solutions, and participate in our benefits offerings, which include our insurance and retirement services. Our insurance services simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. Our retirement services solutions offer many plan design options to meet the client’s requirements, as well as various investment options.

Description of Solutions

Within our HCM solutions, we offer a comprehensive portfolio of HCM technology and HR advisory solutions that allow our clients to meet their diverse HR and payroll needs. Clients can select solutions on an á la carte basis or as part of various solution bundles. Our offerings often leverage the information gathered in our base payroll processing service, allowing us to provide comprehensive outsourcing services covering the HCM spectrum.

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

•
HR solutions: Our HR solutions allow businesses to outsource and simplify their HR administration and compliance support. These bundled services incorporate integrated HCM technology solutions and HR advisory services through both virtual and on-site availability of a professionally trained HR representative. Clients can opt for different levels of HR outsourcing from our low-touch HR solutions to our full-service HR Pro package. We also offer HR support to non-payroll clients through our HR Partner Plus solution.

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

•
HR administration solutions: We offer cloud-based HR administration software solutions for employee benefits management and administration, time and attendance reporting, recruiting, and onboarding. These services include:

•
Paychex HR Online offers powerful tools for managing employee personnel information, performance management, HR compliance, and reporting. Our Learning Management solution complements our performance management tool. When combined with our workflow and approval engine, we offer businesses the flexibility to capture ongoing performance feedback, recommend and enroll employees in specific training courses, and leverage automated workflows to track progress and approve compensation changes tied to performance.
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

•
Regulatory compliance solutions: We offer new-hire reporting solutions, which enable clients to comply with federal and state requirements to report information on newly hired employees. This information aids federal and state governments in enforcing child support orders and minimizes fraudulent unemployment and workers’ compensation insurance claims. Our garnishment processing solution provides deductions from employees’ pay, forwards payments to third-party agencies, including those that require electronic payments, and tracks the obligations to fulfillment. These solutions enable employers to comply with legal requirements and reduce the risk of penalties. We also offer comprehensive solutions to help employers and employees with certain mandates under the Affordable Care Act (“ACA”), which sets forth specific coverage and reporting requirements that employers must meet.

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

•
Business services: We offer various business solutions for small- to medium-sized businesses. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of solutions to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable) and outsourcing services, which include payroll processing, invoicing, and tax preparation. Alterna Capital Solutions, LLC (“Alterna”), which was acquired in July 2023, offers funding to small businesses through the purchase of outstanding accounts receivable balances under non-recourse agreements. In addition, through partnerships with third-party providers, we provide clients opportunities for solutions such as payment processing services, financial programs, and a small-business loan resource center.

PEO and Insurance Solutions:

•
PEO solutions: Our licensed PEO subsidiaries offer businesses a combined package that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and both virtual and on-site availability of a professionally trained HR representative, among other services. What differentiates our PEO solutions from our ASO solutions is that we serve as a co-employer of our clients’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business Efficiency Act to provide PEO solutions. We offer the PEO Protection Plus Package, which helps business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits.

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

Sales and Marketing

We market and sell our solutions and support primarily through our direct sales force based in the markets we serve. Our direct sales force includes sales representatives who have defined geographical territories and specialize within our portfolio of solutions. Our sales representatives are also supported by marketing, advertising, public relations, trade shows, and telemarketing programs. Our virtual sales force manages inbound sales leads, sales in areas without a direct sales force presence, and sales of various ancillary solutions.

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

Markets and Competition

We remain focused on servicing small- to medium-sized businesses based upon the growth potential that we believe exists in the markets we serve. Census data indicates that in the U.S., there are over 6 million employer firms in our target markets.

The market for HCM services is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, international, regional, local, and online service providers. In addition to traditional payroll processing and HR service providers, we compete with in-house payroll and HR systems and departments. Payroll and HR systems and software are sold by many vendors. We believe our solutions also compete with a variety of providers of HR services, such as retirement services companies, insurance companies, HR and benefits consulting firms, and national and regional PEOs.

Competition in the payroll processing and HR services industry is primarily based on service responsiveness, product quality and reputation, including ease of use and accessibility of technology, breadth of service and product offerings, and price. We believe we are competitive in each of these areas. Our leading-edge technology and mobility applications, combined with personalized support provided by industry professionals and our technology-enabled solution capabilities, differentiates us from our competitors.

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

Human Capital

We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We strive to foster a workplace that encompasses diversity, equity, and inclusion (“DE&I”); attract, retain, and develop talented employees; and keep them safe. In fiscal 2023, we were a signatory to the CEO Action for Diversity & Inclusion pledge, the single largest business-led initiative to advance DE&I in the workplace. We also created a new DE&I leadership position to ensure that our efforts in building and sustaining a diverse culture of inclusion are realized.

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

Our Employees: As of May 31, 2024, we employed approximately 16,500 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Paychex Culture: Our core cultural values (“Paychex Values”) are designed to guide decision making aligned to the expectations of clients, stockholders, regulators, employees, and the multiple communities in which we operate and to reflect our continuing commitment to DE&I. The Paychex Values are:

Integrity	Accountability	Innovation
Partnership	Respect	Service

Each of these values guide our decision-making process and are critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and allows us to make a positive impact in the communities we work and serve. As a result of our commitment to these principles, in 2024 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. We have achieved this recognition 16 times, and consecutively since 2012. In addition, we were also recognized by Forbes as a Best Employer for Diversity for 2024.

Talent Acquisition and Development: We compete for talent along with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition Team, in conjunction with certain third-party partners, have developed comprehensive processes to identify and recruit accomplished professionals.

Once hired, our world-class Training Department provides functional training for payroll and HCM specialists and sales associates and also offers personal training, professional development, and leadership-development programs. As a result of our efforts, we have been recognized as one of the top training organizations in the world with a 2024 Training APEX Award presented by Training magazine. Paychex ranked number four on the list, the fourth consecutive year in the top ten. This is also the Company's 23rd consecutive appearance on the list that identifies organizations that excel at training and employee development.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that allows our employees to be their best in every area of their lives. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with comprehensive and competitive benefits and well-being package which includes medical, prescription, dental, and vision insurance, short- and long-term disability, employee assistance program, paid family leave, and a variety of well-being programs. For fiscal 2024, compensation-related expenses accounted for approximately 58% of our total expenses.

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

Our corporate website, www.paychex.com, provides materials for investors and information about our services. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2024 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

The market for our solutions is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements, and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our clients. Our future success will depend on our ability to: enhance our current solutions and introduce new solutions in order to keep pace with solutions offered by our competitors, including the successful utilization of AI and machine learning solutions; enhance capabilities and increase the performance of our internal systems, particularly our systems that meet our clients’ requirements; and adapt to technological advancements and changing industry standards. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to provide a more efficient and user-friendly customer-facing digital experience across internet and mobile platforms as well as in physical locations may adversely impact our business and operating results. There can be no assurance that our efforts to update and integrate systems will be successful. If we do not integrate and update our systems in a timely manner, or if our investments in technology fail to provide the expected results, there could be a material adverse effect to our business and results of operations. The failure to continually develop enhancements and use of technologies such as robotics and other workflow automation tools, natural language processing, and AI/machine learning may impact our ability to increase the efficiency of and reduce costs associated with operational risk management and compliance activities.

We may experience software defects, undetected errors, and development delays, which could damage our relationship with clients, decrease our potential profitability and expose us to liability.

Our solutions rely on software and computing systems that can encounter development delays, and the underlying software may contain undetected errors, bias, viruses, or defects. Defects in our solutions and errors or delays caused by our solutions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation and exposure to liability. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, bias, viruses, or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyberattacks, security vulnerabilities or Internet disruptions.

We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes, some of which are provided by third-party vendors. Cyberattacks and security threats are a risk to our business and reputation. A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption or outage, corruption of data, or theft of personal or other sensitive information, could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause harm to our business and reputation and result in a loss in confidence in our ability to serve clients all of which could have a material adverse effect on our business. The increasing velocity of disruptive innovations involving cyberattacks, security vulnerabilities, and Internet disruptions enabled by new and emerging technologies, such as advancements in AI and machine learning, may outpace our organization's ability to compete and/or manage the risk appropriately. In addition, threat actors may seek to engage in payment-related fraud or by more frequently attempting to gain access to our systems through phishing or other means. Furthermore, security industry experts and government officials have warned about the risks of threat actors and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, and our employees, including: bank account, credit card, and social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyberattack because of the amount and type of personal and business information that we collect, use, and retain. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our solutions contain a software vulnerability, the vulnerability may be exploited to obtain access to our data or our clients’ data.

Our service platforms enable our clients to store and process personal data on premises or, increasingly, in a cloud-based environment that we host. The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, including our Cyber Fusion Center, if our security measures are breached, either internally or externally, our business could be substantially harmed, and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results. Third-parties, including vendors that provide services for our operations, could also be a source of security risk to us in the event of a failure of their own security systems and infrastructure.

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

Our operations are dependent on our ability to protect our infrastructure against damage from catastrophe or natural disaster, unauthorized security breach, power loss, telecommunications failure, terrorist attack or act of war, public health emergency, pandemic, or other events that could have a significant disruptive effect on our operations. Climate-related weather disasters, including hurricanes, flooding, snowstorms, and severe rainstorms, could also threaten the business continuity of our operations. We have a business continuity plan in place in the event of system failure due to any of these events. Our business continuity plan has been tested in the past by circumstances of severe weather, including hurricanes, floods, snowstorms, and rainstorms and has been successful. However, these past successes are not an indicator of success in the future. If the business continuity plan is unsuccessful in a disaster recovery scenario, we could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients. If that were to occur, there could be a material adverse effect on our business and results of operations.

We may be adversely impacted by any failure of third-party service providers to perform their functions.

As part of providing services to clients, we rely on a number of third-party service providers. Service providers include, but are not limited to, banks used to electronically transfer funds from clients to their employees, information technology vendors servicing cloud-based platforms, and couriers used to deliver client payroll checks. Failure by these service providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

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

Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. We establish workers’ compensation insurance reserves to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, or our reserves were insufficient for claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms, if at all. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.

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

As part of our payroll processing service, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities. It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them. We have in the past, and may in the future, make payments on our clients’ behalf for which we may not be reimbursed, resulting in loss to us. Similarly, our ability to operate our Purchased Receivable reporting unit is dependent on the ability of our clients' clients to remit their accounts receivable to us. If a significant number of our clients are unable to cover payments we make on their behalf or we are not able to collect purchased receivable balances, our results of operations and financial condition could be materially adversely impacted.

Our interest earned on funds held for clients may be impacted by changes in government regulations mandating the amount of tax withheld or timing of remittance.

We receive interest income from investing client funds collected but not yet remitted to applicable tax or regulatory agencies or to client employees. A change in regulations either decreasing the amount of taxes to be withheld or allowing less time to remit taxes to applicable tax or regulatory agencies could adversely impact our interest income.

Certain of our debt agreements contain covenants that may constrain the operation of our business, and our failure to comply with these covenants could have a material adverse effect on our financial condition.

The Note Purchase and Guarantee Agreement (the “Agreement”) that we entered into in January 2019 in connection with our acquisition of Oasis Outsourcing Group Holdings, L.P., contains covenants which may restrict our flexibility to operate our business. These covenants include restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions. The Agreement, and the credit agreements providing for our credit facilities, also contain financial covenants, which are reviewed for compliance on a quarterly basis, that require us not to exceed a maximum leverage ratio of 3.5:1.0 and a minimum interest coverage ratio of 2.0:1.0. In addition, certain of our indebtedness may not exceed 20% of our consolidated stockholders’ equity. If we do not comply with these covenants, it could result in material adverse effects on our operating results and our financial condition.

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

Our services are subject to various laws and regulations, including, but not limited to, the SECURE Act 2.0, data privacy regulations, and anti-money laundering rules. The growth of our international operations also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Additionally, as federal, state, and international regulations become more complex, the risk that we may be unable to comply with those regulations increases, particularly in the event there are different or additional regulatory standards in different jurisdictions. Failure to update our services to comply with modified or new legislation in the areas of payment networks, health care reform and retirement plans as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with anti-money laundering laws and regulations, which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

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

Our reputation, results of operations, or financial condition may be adversely impacted if we fail to comply with data privacy and AI laws and regulations.

Our solutions require the storage and transmission of proprietary and confidential information of our clients and their employees, including personal or identifying information, as well as geolocation and biometric data. Certain solutions are enhanced with the use of AI and machine learning. Our solutions are subject to various complex government laws and regulations on the federal, state, and local levels, including those governing personal privacy, AI and machine learning, as well as ethical considerations. In the U.S., we are subject to rules and regulations promulgated under the authority of the Federal Trade

Commission, the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, the ACA, federal and state labor and employment laws, and state data breach notification and data privacy laws, such as the California Consumer Privacy Act, as amended. Our European operations are subject to the European Union’s General Data Privacy Regulation. Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. We could be subject to litigation or reputational risk if we or our third-party providers fail to utilize data practices sufficient to safeguard proprietary, confidential, and personal or identifying information. The regulatory framework for privacy, AI, and machine learning issues are rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

Failure to protect our intellectual property rights may harm our competitive position and litigation to protect our intellectual property rights or defend against third-party allegations of infringement may be costly.

Despite our efforts to protect our intellectual property and proprietary information, we may be unable to do so effectively in all cases. Our intellectual property could be wrongfully acquired as a result of the use of AI tools, a cyberattack, or other wrongful conduct by employees or third-parties. To the extent that our intellectual property is not protected effectively by trademarks, copyrights, patents, or other means, other parties with knowledge of our intellectual property, including former employees, may seek to exploit our intellectual property for their own and others’ advantage. Competitors may also misappropriate our trademarks, copyrights or other intellectual property rights or duplicate our technology and solutions. Any significant impairment or misappropriation of our intellectual property or proprietary information could harm our business and our brand and may adversely affect our ability to compete. Third parties may claim that we are infringing on their intellectual property rights. Additionally, there is uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI and we could become subject to similar claims of infringement as we expand our use of AI. To the extent we seek to enforce or must defend our intellectual property rights with litigation, we could incur significant expenses and/or be required to pay substantial damages. We may also be obligated to indemnify our customers or vendors in connection with claims or litigation. The litigation to enforce or defend our intellectual property rights could be costly and time-consuming.

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees, or other costs.

We are sometimes the subject of complaints or litigation from customers, employees, or other third-parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct, and employment and labor law matters. The damages sought against us in some of these legal proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

General Risk Factors

Our business, results of operations, and financial condition may be impacted by macroeconomic and/or political factors of the U.S. and global economy and such impact could be materially adverse.

We and our clients are subject to the impacts related to inflationary pressure, changes in interest rates, potential instability of the banking environment, climate change-based obligations, and other macroeconomic and/or political events. Banking volatility may subject us and our clients to losses on uninsured funds and may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Additionally, our business is substantially dependent on our clients’ continued use of our solutions and support, and our results of operations will decline if our clients are no longer willing or able to use them. Our clients are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for services we already provided, and our client base will shrink, which will lower our revenue. If under financial pressure, our clients may determine that they are no longer willing to pay for the solutions and support we provide, which would reduce our revenue. Our clients may decrease their workforce, which would decrease their demand for our services. Because of spending constraints on our clients and competition in the industry, we may face pricing pressure on our services and challenges in onboarding new clients, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our clients, our operations could be materially disrupted, and we could face significant penalties or liabilities.

We may be adversely impacted by volatility in the political and economic environment.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. Additionally, instability in the banking environment may adversely affect our business. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Further, inflation may negatively impact our business, raise costs and reduce profitability. Current or potential clients may decide to reduce their spending on payroll and other outsourcing services. In addition, new business formation may be affected by an inability to obtain credit.

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

Constriction in the credit markets may impact the availability of financing, even to borrowers with the highest credit ratings. Historically, we have periodically borrowed against available credit arrangements to meet short-term liquidity needs. However, should we require additional short-term liquidity during days of large outflows of client funds, a credit constriction may limit our ability to access those funds or the flexibility to obtain them at interest rates that would be acceptable to us. Growth in customizable funding solutions offered to our clients by the purchasing of their accounts receivable through non-recourse arrangements, including funding payrolls of our clients in the temporary staffing industry, may be constricted if access to financing becomes limited. In addition, our ability to grow through significant acquisitions may be limited. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” If all of these financial and economic circumstances were to remain in effect for an extended period of time, there could be a material adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We are committed to protecting the confidentiality, integrity, and availability of our systems and information. Our security program is intended to assess, identify, and manage risks from cybersecurity threats, and is aligned with the National Institute of Standards and Technology Version 2.0 Cybersecurity Framework (“NIST CSF”). The NIST CSF provides a flexible model for identifying and managing cybersecurity risks. Our security infrastructure uses a layered controls approach, incorporating various capabilities guided by the NIST CSF and other industry standards and best practices. We routinely invest in our security processes and capabilities, including those related to our risk management and assessment programs, vulnerability and intrusion detection, incident response plans, and other advanced detection, prevention, and protection capabilities.

We conduct regular assessments of cybersecurity risks to identify threats to us and potential vulnerabilities that could negatively affect our business operations if exploited. We track cybersecurity risks within our enterprise risk management system with cybersecurity threats considered to be among the top-priority risks to us. In addition, our Enterprise Security Organization (the “ESO”) conducts technical risk assessments, and, in some instances, we engage with third-party experts to assist with or perform technical risk assessments. The results of these risk assessments are reported to management. Our processes require escalation of significant cybersecurity risks to management and Paychex’s Audit Committee derived from the Board of Directors (the “Board”).

The ESO is led by our Chief Information Security Officer (“CISO”) and seeks to maintain a consistent, resilient, and secure infrastructure by partnering with resources across the Company. The ESO implements numerous cybersecurity processes and capabilities, which include but are not limited to: assessing risk associated with significant infrastructure or operational changes and the introduction of new technologies; administering our third-party service provider risk management program; managing secure software development and change management; managing access management and logical access controls, identifying security vulnerabilities through automated scanning technologies; performing penetration testing and due diligence assessments; and protecting the confidentiality, integrity, and availability of the Company’s data in transit. The ESO includes the activities of the Paychex Cyber Fusion Center, which provides 24x7x365 cybersecurity monitoring and incident response. We maintain incident response plans which outline the escalation, investigation, reporting, and overall response procedures depending on the type and severity of incidents.

As part of our security program, we require all employees to take information security awareness training upon hire and annually thereafter. We provide additional ongoing training to our employees about security best practices and awareness, including internal phishing simulations.

We maintain a program designed to assess and manage the cybersecurity-related risk associated with third-party service providers that we rely on as part of providing services to our clients. This program incorporates a risk-based approach based on service criticality and type of information. Vendor risk assessments are performed and documented within our vendor management system. As part of the vendor risk assessment, we conduct an information security program evaluation of critical third-party providers before engagement and, based on our assessment of the vendor’s risk, contractually require certain third parties we engage to implement security programs commensurate with their risk profile.

As of May 31, 2024, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.

Governance

Cybersecurity risks are overseen by the Audit Committee of our Board. Annually, the Audit Committee reviews an assessment of our risk management processes with the Board. The Audit Committee is responsible for reviewing significant cybersecurity risk exposures and the steps management has taken to monitor, control, and report such exposures. The Audit Committee receives quarterly updates from our CISO regarding our cybersecurity risk management program. These updates include a status of current capabilities, ongoing initiatives, and the evolving cybersecurity threat landscape.

Our management is responsible for implementing our security program, which is overseen by our Security Governance Council (the “SGC”) that regularly reports to our CEO and Audit Committee. The SGC is chaired by our CISO and is comprised of senior leaders and key personnel throughout the Company to support cross-functional representation. The members of the SGC are comprised of our executives and managers who understand our business operations, including but not limited to individuals from the following departments: Operations, Information Technology, Finance, Internal Audit, Legal, Human Resources and Organizational Development, and Risk Management. The SGC meets on a quarterly basis with the mission to develop, coordinate, and sustain the organization’s enterprise security program; coordinate and respond to security risks and incidents; and develop, implement, and maintain the organization’s enterprise security strategy in alignment with, or in support of, business goals and objectives. The recommendations of the SGC are considered when updating the information security policies, procedures, and standards at Paychex.

Our CISO has over two decades of experience in various roles involving information security: developing and implementing cybersecurity programs to protect the confidentiality, integrity, and availability of information systems and data. Our CISO has earned relevant degrees and holds several information security certifications, including the Certified Chief Information Security Officer certification. Prior to joining Paychex in September 2019, he served as VP and CISO at a publicly traded company in the HCM industry. Before that, he held security leadership positions at several banks, insurance companies, and professional services firms.

Our CISO reports to our Senior Vice President of Information Technology and Product Development (“SVP of IT and PD”). Our SVP of IT and PD has over 45 years of experience in the field of information technology and has earned a relevant degree. Prior to joining Paychex in November 2008, he held senior leadership positions at several technology, financial services, and HCM companies.

Item 2. Properties

We owned and leased the following properties as of May 31, 2024:

Square feet
Owned facilities:
Rochester, New York	832,000
Other U.S. locations	30,000
Total owned facilities	862,000

Leased facilities:
Rochester, New York	53,000
Other U.S. locations	895,000
International locations	179,000
Total leased facilities	1,127,000

Our facilities in Rochester, New York house various distribution, processing, and technology functions, certain ancillary functions, a telemarketing unit, and other back-office functions. Facilities outside of Rochester, New York are in various locations throughout the U.S. and house our service centers, fulfillment centers and sales functions. Our International locations primarily house our European operations in Denmark and Germany and locations in India house information technology, service, and sales support functions.

During the fourth quarter of fiscal 2024, the Company focused on cost optimization initiatives, including further consolidation of our geographic footprint. As such, the Company ceased the use of certain leased properties in Rochester, New York and Other U.S. locations. We believe that adequate, suitable lease space will continue to be available to meet our needs.

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

As of June 30, 2024, there were 8,229 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 3,110 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 3,745 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In January 2024, our Board approved a program to repurchase up to an additional $400.0 million of our common stock, with authorization expiring on May 31, 2027. In July 2021, our Board approved a program to repurchase up to $400.0 million of our common stock with authorization expiring on January 31, 2024, at which time $157.9 million of unused repurchase authorization expired. The purpose of these programs is to manage common stock dilution. All shares repurchased during fiscal 2024 were retired and were as follows:

	Fiscal 2024
In millions, except per share amount	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the program
First quarter	—	$—	$—	$327.1
Second quarter	1.5	$115.37	169.2	$157.9
Third quarter	—	$—	—	$400.0
March 1 to March 31, 2024	—	$—	—	$400.0
April 1 to April 30, 2024	—	$—	—	$400.0
May 1 to May 31, 2024	—	$—	—	$400.0
Fiscal year	1.5	$115.37	$169.2

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2019, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

STOCK PRICE PERFORMANCE GRAPH
$225
$200
$175
$150
$125
$100
$75
2019
2020
2021
2022
2023
2024
Fiscal Year Ending May 31
Paychex
S&P 500
New Peer Group
Old Peer Group

May 31,	2019	2020	2021	2022	2023	2024
Paychex	$100.00	$86.97	$125.38	$157.16	$136.91	$161.59
S&P 500	$100.00	$112.82	$158.29	$157.79	$162.36	$208.09
New Peer Group	$100.00	$113.08	$143.61	$134.03	$137.76	$173.78
Old Peer Group	$100.00	$111.95	$143.99	$134.44	$136.11	$171.83

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Compensation and Leadership Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was adjusted for fiscal 2024. Bread Financial Holdings, Inc., H&R Block, Inc., and The Western Union Company were removed and replaced with Euronet Worldwide, Inc., Fair Isaac Corporation, Jack Henry & Associates, Inc., SS&C Technologies Holdings, Inc., and WEX, Inc., companies that are aligned with the Paychex business. Both the old and new peer groups are presented for this year of transition.

Our Peer Group for fiscal 2024 is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Global Payments, Inc.
Broadridge Financial Solutions, Inc.	Intuit, Inc.
Corpay, Inc.(1)	Jack Henry & Associates, Inc.
Equifax, Inc.	Moody's Corporation
Euronet Worldwide, Inc.	SS&C Technologies Holdings, Inc.
Fair Isaac Corporation	TransUnion
Fiserv, Inc.	Verisk Analytics, Inc.
Gartner, Inc.	WEX, Inc.
(1)
FleetCor Technologies, Inc. rebranded as Corpay, Inc. on March 25, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2024 (“fiscal 2024” or the “fiscal year”), as compared to our fiscal year ended May 31, 2023 (“fiscal 2023”), and our financial condition as of May 31, 2024. A detailed review of our fiscal 2023 performance compared to our fiscal year ended May 31, 2022 performance and our financial condition as of May 31, 2023 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2023. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory services in human resources (“HR”), employee benefits, insurance, and payroll for small- to medium-sized businesses and their employees across the United States (“U.S.”) and parts of Europe.

We offer a full range of integrated HCM solutions covering the employee life cycle for businesses and their employees. Clients may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today.

We support our small-business clients by utilizing our proprietary, robust, software as a service (“SaaS”) Paychex Flex® platform and the Company’s SurePayroll® SaaS-based solutions. Our medium-sized clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing services has been moving down-market. Any of our clients on Paychex Flex can opt for the integrated suite of HCM solutions, which allows clients to choose the service and software solutions that will meet the needs of their business.

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) professional employer organization (“PEO”) and Insurance Solutions, as discussed in Part I, Item 1 of this Form 10-K.

Our mission is to be the leading provider of HR, employee benefits, insurance, and payroll solutions by being an essential partner to small- and medium-sized businesses across the U.S. and parts of Europe. Our strategy focuses on providing industry-leading, integrated technology; delivering superior customer experiences; expanding our leadership in HR; growing our client bases; and engaging in strategic acquisitions. We believe that successfully executing this strategy will lead to strong, long-term financial performance.

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

We closely monitor the evolving challenges and needs of small- and medium-sized businesses, and proactively aid our clients in navigating these challenges. Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, develop, and retain top talent in this challenging workforce environment. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong solutions and support delivery, resulting in high levels of client satisfaction and retention.

Fiscal 2024 Business Highlights

Highlights compared to fiscal 2023 are as follows:

	Fiscal Year
In millions, except per share amounts	2024	2023	Change(3)
Total revenue	$5,278.3	$5,007.1	5%
Operating income	$2,174.1	$2,033.1	7%
Net income	$1,690.4	$1,557.3	9%
Adjusted net income(1)	$1,709.1	$1,548.4	10%
Diluted earnings per share	$4.67	$4.30	9%
Adjusted diluted earnings per share(1)	$4.72	$4.27	11%
Dividends paid to stockholders(2)	$1,315.3	$1,175.0	12%

(1)
Adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Adjusted net income and adjusted diluted earnings per share in all periods include an adjustment for net tax windfall benefits related to employee stock-based compensation payments. In fiscal 2024, adjusted net income and adjusted diluted earnings per share also include adjustments for one-time cost optimization initiatives. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.
(2)
Dividends paid to stockholders represented approximately 78% of net income for fiscal 2024 compared to approximately 75% of net income for fiscal 2023.
(3)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2024 and 2023, and our financial position as of May 31, 2024, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

Our payroll and PEO client base was greater than 745,000 clients as of May 31, 2024 and approximately 740,000 clients as of May 31, 2023. Client retention remained high in the range of 82% to 83% of our beginning client base for both fiscal 2024 and fiscal 2023 and we have sustained high revenue retention.

We continue to increase penetration of our integrated solutions beyond payroll processing, including our HR outsourcing and employee benefit solutions. These offerings are included as part of the integrated HCM solutions within Paychex Flex or provided through the PEO platform. The following table illustrates selected HR solutions client metrics:

As of May 31,	2024	2023	Change(1)
Paychex HR solutions and PEO client worksite employees	2,332,000	2,168,000	8%
Paychex HR solutions and PEO clients	74,000	71,000	5%
Retirement services plans	121,000	113,000	7%
Asset value of retirement services participants’ funds	$51.8	$44.8	16%

(1)
Percentage changes are calculated based on unrounded numbers.

In fiscal 2024, we continued to make investments in technology a priority as companies look to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. We implemented enhancements to our Paychex Flex platform designed to improve the client and client employee experiences from hiring and onboarding through employee retention. We also continue to focus on artificial intelligence (“AI”) and related technology to leverage innovative technology and advanced analytics to gain deeper insights into prospects and clients regarding their behavior, preferences, and evolving needs. In fiscal 2024, we successfully implemented several additional innovative AI models that significantly improved results for Paychex and our clients.

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

During the fourth quarter of fiscal 2024 (the "fourth quarter"), we focused on cost optimization initiatives, including further reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization. These initiatives are directed at generating additional cost savings for us and providing greater value to our customers.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2024	2023	Change(1)
Revenue:
Management Solutions	$3,866.4	$3,730.5	4%
PEO and Insurance Solutions	1,265.6	1,176.8	8%
Total service revenue	5,132.0	4,907.3	5%
Interest on funds held for clients	146.3	99.8	47%
Total revenue	5,278.3	5,007.1	5%
Total expenses	3,104.2	2,974.0	4%
Operating income	2,174.1	2,033.1	7%
Other income, net	43.9	15.1	n/m
Income before income taxes	2,218.0	2,048.2	8%
Income taxes	527.6	490.9	8%
Effective income tax rate	23.8%	24.0%
Net income	$1,690.4	$1,557.3	9%
Diluted earnings per share	$4.67	$4.30	9%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

The changes in revenue as compared to the prior year were primarily driven by the following factors:

•
Management Solutions revenue: $3.9 billion for fiscal 2024, reflecting an increase of 4%:
o
Increase in the number of clients and clients' employees for HCM solutions and worksite employees for HR solutions;
o
Higher revenue per client resulting from pricing realization and product attachment, including increased demand for HR solutions and retirement solutions; and
o
Lower revenue from ancillary services, primarily due to the expiration of our Employee Retention Tax Credit Service.

•
PEO and Insurance Solutions revenue: $1.3 billion for fiscal 2024, reflecting an increase of 8%:
o
Growth in the number of average PEO worksite employees and increases in average wages per worksite employee;
o
Higher health insurance premiums; and
o
Growth in ancillary services.

•
Interest on funds held for clients: $146.3 million for fiscal 2024, reflecting an increase of 47%:
o
Higher average interest rates;
o
Higher average investment balances; and
o
Lower realized losses on investment sales.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk. As of May 31, 2024, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,
$ in millions	2024	2023
Average investment balances:
Funds held for clients	$4,462.0	$4,392.7
Corporate cash equivalents and investments	1,605.3	1,470.9
Total	$6,067.3	$5,863.6

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	3.3%	2.5%
Corporate cash equivalents and investments	5.2%	3.3%
Combined funds held for clients and corporate cash equivalents and investments	3.8%	2.7%

Total net realized losses	$(2.6)	$(9.8)

$ in millions
As of May 31,	2024	2023
Net unrealized losses on available-for-sale ("AFS") securities(1)	$(162.5)	$(175.3)
Federal Funds rate(2)	5.50%	5.25%
Total fair value of AFS securities	$3,329.6	$3,604.6
Weighted-average duration of AFS securities in years(3)	2.7	3.3
Weighted-average yield-to-maturity of AFS securities(3)	3.0%	2.9%

(1)
The net unrealized loss on our investment portfolios was approximately $137.6 million as of July 09, 2024.
(2)
The Federal Funds rate was in the range of 5.25% to 5.50% as of May 31, 2024 and in the range of 5.00% to 5.25% as of May 31, 2023.
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

Total expenses: The following table summarizes total combined cost of service revenue and selling, general and administrative expenses for fiscal years:

In millions	2024	2023	Change(1)
Compensation-related expenses	$1,810.4	$1,782.6	2%
PEO insurance costs	471.3	416.8	13%
Depreciation and amortization	176.5	176.6	(0)%
Cost optimization initiatives	39.5	—	n/m
Other expenses	606.5	598.0	1%
Total expenses	$3,104.2	$2,974.0	4%

(1)
Percentage changes are calculated based on unrounded numbers.

The changes in total expenses as compared to the prior year were primarily driven by the following factors:

•
Compensation-related expenses: $1.8 billion for fiscal 2024, reflecting a 2% increase:
o
Higher compensation costs due to increases in average wages.

•
PEO insurance costs: $471.3 million in fiscal 2024, reflecting a 13% increase:
o
Increase in PEO direct insurance costs related to growth in average worksite employees and wages, and PEO insurance revenues.

•
Cost optimization initiatives: $39.5 million in fiscal 2024:

o
During the fourth quarter, we focused on cost optimization initiatives, including further reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization. These initiatives will provide ongoing savings in rent, facilities maintenance, and wage-related expenses.

Total expenses, excluding one-time cost optimization initiatives noted above, increased approximately 3% compared to the prior year.

Operating income: Fiscal 2024 operating income was $2.2 billion, an increase of 7% compared to fiscal 2023, as a result of revenue growth outpacing expense increases as previously discussed. Adjusted operating income(1) of $2.2 billion, which excludes the impact of one-time costs, reflects an increase of 9%. Operating margin and adjusted operating margin(1) were as follows:

	Fiscal Year
	2024	2023
Operating margin (operating income as a percentage of total revenue)	41.2%	40.6%
Adjusted operating margin(1) (operating income, adjusted for one-time items, as a percentage of total revenue)	41.9%	40.6%

Other income, net: Other income, net increased $28.8 million to $43.9 million in fiscal 2024 as a result of higher average investment balances and average interest rates earned on our corporate investments.

Income taxes: Our effective income tax rate was 23.8% and 24.0% for fiscal years 2024 and 2023, respectively. The effective income tax rates in both periods were impacted by the recognition of net discrete tax benefits related to the volume of stock option exercises and the associated employee stock-based compensation payments. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share: Net income was $1.7 billion and $1.6 billion for fiscal 2024 and fiscal 2023, respectively. Diluted earnings per share was $4.67 per diluted share for fiscal 2024 and $4.30 per diluted share for fiscal 2023. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $1.7 billion and $1.5 billion for fiscal 2024 and fiscal 2023, respectively, reflecting an increase of 10%. Adjusted diluted earnings per share(1) was $4.72 per diluted share and $4.27 per diluted share for fiscal 2024 and fiscal 2023, respectively, reflecting an increase of 11%.

(1)
Adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted earnings per share are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section below for a discussion of these non-GAAP measures and a reconciliation to the most comparable GAAP measure of operating income, operating margin, net income and diluted earnings per share.

Non-GAAP Financial Measures: Adjusted net income, adjusted operating income, adjusted operating margin, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

$ in millions	2024	2023	Change(1)
Operating income	$2,174.1	$2,033.1	7%
Non-GAAP adjustments:
Cost optimization initiatives(2)	39.5	—
Total non-GAAP adjustments	39.5	—
Adjusted operating income	$2,213.6	$2,033.1	9%

Adjusted operating margin	41.9%	40.6%

Net income	$1,690.4	$1,557.3	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(11.2)	(8.9)
Cost optimization initiatives(2)	29.9	—
Total non-GAAP adjustments	18.7	(8.9)
Adjusted net income	$1,709.1	$1,548.4	10%

Diluted earnings per share(4)	$4.67	$4.30	9%
Non-GAAP adjustments:
Excess tax benefit related to employee stock-based compensation payments(3)	(0.03)	(0.02)
Cost optimization initiatives(2)	0.08	—
Total non-GAAP adjustments	0.05	(0.02)
Adjusted diluted earnings per share	$4.72	$4.27	11%

Net income	$1,690.4	$1,557.3	9%
Non-GAAP adjustments:
Interest income, net	(45.4)	(12.4)
Income taxes	527.6	490.9
Depreciation and amortization expense	176.5	176.6
Total non-GAAP adjustments	658.7	655.1
EBITDA	$2,349.1	$2,212.4	6%
Cost optimization initiatives(2)	39.5	—
Adjusted EBITDA	$2,388.6	$2,212.4	8%

(1)
Percentage changes are calculated based on unrounded numbers.
(2)
One-time costs and corresponding tax benefit related to our cost optimization initiatives, including further reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization.
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

In addition to reporting operating income, operating margin, net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the Securities and Exchange Commission (“SEC”). As such, they should not be considered a substitute for the U.S. GAAP measures of net income and diluted earnings per share, and, therefore, they should not be used in isolation but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2024 remained strong with cash, restricted cash, and total corporate investments of $1.6 billion. Short-term borrowings of $18.7 million and long-term borrowings of $800.0 million were outstanding as of May 31, 2024. Our unused capacity under our unsecured credit facilities was $2.0 billion as of May 31, 2024. Our primary source of cash is our ongoing operations, which was $1.9 billion for fiscal 2024. Our positive cash flows have allowed us to support our business, pay dividends and fund our acquisition of Alterna Capital Solutions, Inc. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of May 31, 2024, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, and the servicing of long-term debt for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of May 31, 2024 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

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

Details of our credit facilities are as follows:

		Maximum	May 31, 2024
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$—	$1,000.0
JPM	September 17, 2026	$750.0	—	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.7	231.3
Total Lines of Credit Outstanding and Available			$18.7	$1,981.3

Amounts outstanding under the PNC credit facility as of May 31, 2024 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during fiscal 2024 were as follows:

	Year ended May 31, 2024
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	366
Maximum amount borrowed	$—	$—	$97.7
Weighted-average amount borrowed	$—	$—	$16.3
Weighted-average interest rate	—%	—%	6.34%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

On April 12, 2024, we and Paychex of New York LLC, a Delaware limited liability company (“PoNY”), entered into an amendment (the “2019 Credit Facility Amendment”) to our $1.0 billion, five-year, unsecured, revolving credit facility (the “2019 Credit Facility”), for which JPM acts as Administrative Agent. The 2019 Credit Facility Amendment, among other things, (a) extended the maturity date of the 2019 Credit Facility from July 31, 2024 to April 12, 2029, (b) amended the interest rate provisions under the 2019 Credit Facility, (c) amended the lenders under the syndication and (d) made other ministerial changes to the 2019 Credit Facility.

On April 12, 2024, we and PoNY entered into an amendment (the “2017 Credit Facility Amendment”) to our $750.0 million, five-year, unsecured, revolving credit facility (the “2017 Credit Facility”), for which JPM acts as Administrative Agent. The 2017 Credit Facility Amendment, among other things, (a) amended the interest rate provisions under the 2017 Credit Facility, and (b) made other ministerial changes to the 2017 Credit Facility.

Subsequent to May 31, 2024, there were no additional overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of May 31, 2024, we had irrevocable standby letters of credit available totaling $168.5 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 26, 2024 and September 29, 2025. No amounts were outstanding on these letters of credit during fiscal 2024 or fiscal 2023, or as of May 31, 2024 and May 31, 2023. Subsequent to May 31, 2024, one letter of credit expiring on June 26, 2024, was renewed for a one year term.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt (“Senior Notes”). Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion on our long-term financing.

Other commitments: The Company has various long-term contractual obligations as of May 31, 2024, which include:

•
operating leases for $73.2 million;
•
purchase obligations for $211.2 million;
•
workers’ compensation estimated obligations for $218.6 million; and
•
long-term Senior Notes debt obligations for $800.0 million, plus interest payments of $117.6 million.

Refer to Notes A, I, N, and Q of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these areas.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $86.4 million as of May 31, 2024. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are a limited partner in three venture capital fund arrangements and have committed to contribute a maximum amount of $30.0 million for investment in equity and debt securities of start-up entities primarily in the financial technology sector. As of May 31, 2024, we have contributed $23.4 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in these venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2024.

In the normal course of business, we make representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such commitment. We have also entered into indemnification agreements with our officers, directors, and non-officer fiduciaries of our pooled employer plan retirement offering, which require us to defend and, if necessary, indemnify these individuals for certain pending or future legal claims as they relate to their services provided to us.

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2024. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

Primary sources of cash, restricted cash, and equivalents are through collections for services rendered to our customers and interest earned on funds held for clients and corporate investments. Primary uses of cash include employee compensation and contractual obligations related to business operations, cash dividends paid, share repurchases, purchases of property and equipment, and acquisitions.

Our investment portfolio incorporates both corporate cash and funds held for clients. Interest rates, market conditions, and our volatile cash flows are among several factors influencing our investment strategy directing the mix between long-term and VRDN AFS securities vs. short-term restricted cash and cash equivalents held in the portfolio. A portfolio strategy that favors larger balances held in restricted cash and cash equivalents will impact our investing activities due to the offsetting activity in the purchases and sales/maturities of AFS investments.

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and worksite-employee ("WSE") accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and the Company’s month-end close, and (2) the timing of when cash is collected from the customer, and it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
•
Client fund obligations: Client fund obligations liability will vary based on the timing of when cash is collected from the clients and when it is remitted to employees of the clients utilizing employee payment services or applicable tax or regulatory agencies for payroll tax administration services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. Fluctuations in client fund obligations impact financing activities.

Summarized cash operating, investing, and financing cash flow information is as follows for fiscal 2024 and fiscal 2023:

	Year ended May 31,
In millions	2024	2023(1)	Change
Net cash provided by operating activities	$1,897.7	$1,706.2	$191.5
Net cash (used in)/provided by investing activities	(260.9)	211.7	(472.6)
Net cash used in financing activities	(1,874.7)	(711.4)	(1,163.3)
Net change in cash, restricted cash, and equivalents	$(237.9)	$1,206.5	$(1,444.4)

Cash dividends per common share	$3.65	$3.26

(1)
The consolidated statement of cash flows for the fiscal year ended May 31, 2023 includes a revision to previously reported amounts related to the presentation of cash flows associated with short-term receivables purchased from our clients under non-recourse arrangements, net of funding reserves. Refer to Note A of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a discussion on the revision.

The changes in our cash flows for fiscal 2024 and fiscal 2023 were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2024

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 7;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes;
•
Net realized losses on the disposal of assets primarily due to our cost optimization initiatives; and
•
Increase in income tax reserves related to unrecognized tax positions taken for years still subject to audit by regulatory bodies; offset by
•
Decrease in accrued corporate compensation primarily due to a decrease in incentive compensation tied to performance measures and the timing of payroll payments at month-end.

Fiscal 2023

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 7;
•
Increase in deferred revenue primarily due to set-up fees related to our pooled employer plan option, which we began offering to our clients during fiscal 2022 and amortize over 4 years; and
•
Change in accrued income taxes due to the impact of an increase in our unrecognized tax position related to ongoing regulatory audits, offset by an increase in prepaid income taxes as a result of changes to the deductibility of research and development costs; offset by
•
Increase in non-PEO related trade receivables primarily due to timing related to our payroll cut-off and month-end, as well as the timing of cash collections for other ancillary services; and
•
Payment of federal payroll taxes deferred under the Coronavirus Aid, Relief and Economic Security Act.

Investing Cash Flow Activities

Fiscal 2024

•
Cash used for the acquisition of Alterna Capital Solutions, LLC and settlement of its outstanding debt at closing. Refer to Note D of the Notes to the Consolidated Financial Statements for additional discussion on this transaction;
•
Cash used to develop and enhance our client-facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchases of short-term accounts receivable due to an increase in our client base, and funding to existing client base, and the timing of net cash collections; offset by
•
Net sales from AFS securities primarily due to a shift from investing in VRDNs to reinvesting in cash and cash equivalents due to more favorable interest rates. Our VRDN holdings were $- at May 31, 2024 compared to $344.1 million at May 31, 2023.

Fiscal 2023

•
Net sales from AFS securities primarily due to a shift from investing in VRDNs to reinvesting in cash and cash equivalents due to more favorable interest rates. Our VRDN holdings were $344.1 million at May 31, 2023 compared to $1.2 billion at May 31, 2022; and
•
Proceeds received from the sale of two commercial buildings; offset by
•
Cash used to develop and enhance our client-facing internal-use software and the acquisition of third-party customer lists.

Financing Cash Flow Activities

Fiscal 2024

•
Cumulative dividends paid at $3.65 per share for fiscal 2024. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors;
•
Decrease in client fund obligations related to the timing of collections and remittances of semi-weekly tax payments that were deferred at the end of fiscal 2023 as a result of the Memorial Day holiday; and
•
Repurchases of 1.5 million shares of our common stock at a weighted-average price of $115.37. These shares were retired immediately upon purchase; offset by

•
Cash activity related to equity-based plans.

Fiscal 2023

•
Cumulative dividends paid at $3.26 per share for fiscal 2023. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors; and
•
Cash activity related to equity-based plans; offset by
•
Increase in client fund obligations due to the timing of collections and remittances of semi-weekly tax payments that were deferred at the end of fiscal 2023 due to the Memorial Day holiday.

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

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to our clients, in an amount that reflects the consideration we expect to receive in exchange for such services. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of client's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 40 to 60 days for clients in the temporary staffing agency market and approximately 5 to 15 days for other clients. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during the fiscal years ended May 31, 2024 or May 31, 2023.

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

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2024 or 2023.

Goodwill and other intangible assets: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. During fiscal 2024 and 2023, a qualitative analysis was performed for all reporting units. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2024 or 2023. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2024 or 2023 as a result of the qualitative analyses performed.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2024 or as of May 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our longer-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominately in corporate bonds; municipal bonds; U.S. government agency securities; and VRDNs when available in the market. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two and one-half to three and three-quarters years.

During fiscal 2024, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During fiscal 2024, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.8%, compared to 2.7% for fiscal 2023. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, will decrease from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2024 had an average duration of 2.7 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2024 are shown below by expected maturity.

	May 31, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$211.0	$207.1
Due after one year through three years	1,439.4	1,365.2
Due after three years through five years	1,452.8	1,377.2
Due after five years	388.9	380.1
Total	$3,492.1	$3,329.6

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of May 31, 2024 and 2023, the Federal Funds rate was in the range of 5.25% to 5.50% and in the range of 5.00% to 5.25%, respectively. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the concerns over inflation risk and the failure of financial institutions. We continue to monitor market conditions and take appropriate measures, when necessary, to manage our investment portfolios.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 19 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $5.0 million to $5.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $6.1 billion for fiscal 2024. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 55% invested in available-for-sale securities with an average duration of two and one-half to three and three-quarters years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized losses of $162.5 million and $175.3 million as of May 31, 2024 and 2023, respectively. Refer to Note H of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2024, the net unrealized loss on our investment portfolios ranged from $125.7 million to $259.6 million. During fiscal 2023, the net unrealized loss on our investment portfolios ranged from $126.5 million to $263.6 million. The net unrealized loss on our investment portfolios was approximately $137.6 million as of July 9, 2024.

As of May 31, 2024 and 2023, we had $3.3 billion and $3.6 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.0% and 2.9% as of May 31, 2024 and 2023, respectively. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of May 31, 2024, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in Liquidity and Capital Resources section of this Form 10-K. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2024 were not impaired as a result of the previously discussed reasons. While $3.2 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $164.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2024 and 2023 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

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

Market risk: We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We closely monitor market conditions and take appropriate measures, when necessary, to minimize potential risk exposure to our client’s and our cash and investment balances.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2024.

On July 31, 2023, we completed our acquisition of Alterna Capital Solutions LLC (“Alterna”). We are in the process of evaluating the existing controls and procedures of Alterna and integrating Alterna into our internal control over financial reporting. In accordance with Securities and Exchange Commission Staff guidance, permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Alterna from our assessment of the effectiveness of internal control over financial reporting as of May 31, 2024. Alterna represented approximately 2% of the Company’s total assets as of May 31, 2024 and 1% of the Company’s revenues for the year ended May 31, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2024, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ John B. Gibson John B. Gibson President and Chief Executive Officer	/s/ Robert L. Schrader Robert L. Schrader Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the "Company") as of May 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended May 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management has excluded Alterna Capital Solutions LLC from its assessment of internal control over financial reporting as of May 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Alterna Capital Solutions LLC from our audit of internal control over financial reporting. Alterna Capital Solutions LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2024.

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

Professional Employer Organization (PEO) Insurance Reserves - Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2024, the total liability for workers’ compensation insurance reserves is $218.6 million. In establishing the workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s actuary is based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.

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

Fairport, New York

July 11, 2024

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2024	2023	2022
Revenue:
Management Solutions	$3,866.4	$3,730.5	$3,442.7
PEO and Insurance Solutions	1,265.6	1,176.8	1,111.3
Total service revenue	5,132.0	4,907.3	4,554.0
Interest on funds held for clients	146.3	99.8	57.7
Total revenue	5,278.3	5,007.1	4,611.7
Expenses:
Cost of service revenue	1,479.3	1,453.0	1,356.3
Selling, general and administrative expenses	1,624.9	1,521.0	1,415.4
Total expenses	3,104.2	2,974.0	2,771.7
Operating income	2,174.1	2,033.1	1,840.0
Other income/(expense), net	43.9	15.1	(15.4)
Income before income taxes	2,218.0	2,048.2	1,824.6
Income taxes	527.6	490.9	431.8
Net income	$1,690.4	$1,557.3	$1,392.8

Other comprehensive income/(loss), net of tax	14.8	(26.0)	(185.7)
Comprehensive income	$1,705.2	$1,531.3	$1,207.1

Basic earnings per share	$4.69	$4.32	$3.86
Diluted earnings per share	$4.67	$4.30	$3.84
Weighted-average common shares outstanding	360.3	360.4	360.6
Weighted-average common shares outstanding, assuming dilution	362.1	362.3	363.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2024	2023
Assets
Cash and cash equivalents	$1,468.9	$1,222.0
Restricted cash	47.8	49.8
Corporate investments	33.9	373.4
Interest receivable	23.3	24.4
Accounts receivable, net of allowance for credit losses	1,059.6	873.3
PEO unbilled receivables, net of advance collections	542.4	528.5
Prepaid income taxes	47.5	48.1
Prepaid expenses and other current assets	321.9	289.8
Current assets before funds held for clients	3,545.3	3,409.3
Funds held for clients	3,706.2	4,118.8
Total current assets	7,251.5	7,528.1
Long-term corporate investments	3.7	3.8
Property and equipment, net of accumulated depreciation	411.7	396.3
Operating lease right-of-use assets, net of accumulated amortization	46.9	61.5
Intangible assets, net of accumulated amortization	194.5	187.4
Goodwill	1,882.7	1,834.0
Long-term deferred costs	477.1	470.1
Other long-term assets	115.0	65.2
Total assets	$10,383.1	$10,546.4
Liabilities
Accounts payable	$104.3	$84.7
Accrued corporate compensation and related items	135.0	209.9
Accrued worksite employee compensation and related items	662.4	763.9
Short-term borrowings	18.7	10.2
Deferred revenue	50.2	47.3
Other current liabilities	469.8	395.4
Current liabilities before client fund obligations	1,440.4	1,511.4
Client fund obligations	3,868.7	4,294.0
Total current liabilities	5,309.1	5,805.4
Accrued income taxes	102.6	83.0
Deferred income taxes	86.0	112.1
Long-term borrowings, net of debt issuance costs	798.6	798.2
Operating lease liabilities	49.0	57.3
Other long-term liabilities	236.8	197.2
Total liabilities	6,582.1	7,053.2
Commitments and contingencies — Note Q
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.1 shares as of May 31, 2024 and 360.5 shares as of May 31, 2023	3.6	3.6
Additional paid-in capital	1,729.5	1,626.4
Retained earnings	2,213.0	2,023.1
Accumulated other comprehensive loss	(145.1)	(159.9)
Total stockholders’ equity	3,801.0	3,493.2
Total liabilities and stockholders’ equity	$10,383.1	$10,546.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions, except per share amounts

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive
	Shares	Amount	capital	earnings	income/(loss)	Total
Balance as of May 31, 2021	359.8	$3.6	$1,446.7	$1,445.9	$51.8	$2,948.0
Net income	—	—	—	1,392.8	—	1,392.8
Unrealized losses on securities, net of $53.1 million in tax benefit	—	—	—	—	(162.3)	(162.3)
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.1)	(0.1)
Dividends declared ($2.77 per share)	—	—	—	(1,000.1)	—	(1,000.1)
Repurchases of common shares (2)	(1.2)	(0.0)	(5.2)	(140.0)	—	(145.2)
Stock-based compensation	—	—	52.8	—	—	52.8
Foreign currency translation adjustment(3)	—	—	—	—	(23.3)	(23.3)
Activity related to equity-based plans	1.3	—	51.6	(29.0)	—	22.6
Balance as of May 31, 2022	359.9	3.6	1,545.9	1,669.6	(133.9)	3,085.2
Net income	—	—	—	1,557.3	—	1,557.3
Unrealized losses on securities, net of $12.2 million in tax benefit	—	—	—	—	(36.6)	(36.6)
Reclassification adjustment for realized losses on securities, net of $2.5 million in tax benefit (1)	—	—	—	—	7.4	7.4
Dividends declared ($3.26 per share)	—	—	—	(1,175.5)	—	(1,175.5)
Repurchases of common shares (2)	—	—	—	—	—	—
Stock-based compensation	—	—	62.6	—	—	62.6
Foreign currency translation adjustment(3)	—	—	—	—	3.2	3.2
Activity related to equity-based plans	0.6	0.0	17.9	(28.3)	—	(10.4)
Balance as of May 31, 2023	360.5	3.6	1,626.4	2,023.1	(159.9)	3,493.2
Net income	—	—	—	1,690.4	—	1,690.4
Unrealized gains on securities, net of $2.6 million in tax expense	—	—	—	—	7.6	7.6
Reclassification adjustment for realized losses on securities, net of $0.7 million in tax benefit (1)	—	—	—	—	2.0	2.0
Dividends declared ($3.65 per share)	—	—	—	(1,315.4)	—	(1,315.4)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	(169.2)
Stock-based compensation	—	—	61.1	—	—	61.1
Foreign currency translation adjustment(3)	—	—	—	—	5.2	5.2
Activity related to equity-based plans	1.1	0.0	48.2	(22.1)	—	26.1
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(145.1)	$3,801.0

(1)
Reclassification adjustments out of accumulated other comprehensive income/(loss) for realized (losses)/gains, net of tax, on the sale of available-for-sale (“AFS”) securities are reflected in interest on funds held for clients and other income/(expense), net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintains a program to repurchase up to $400.0 million of its common stock, with authorization expiring May 31, 2027. The Company maintained a separate program to repurchase up to $400.0 million of its common stock which expired on January 31, 2024. The purpose of these programs is to manage common stock dilution. All shares of common stock repurchased were retired.
(3)
Foreign currency translation adjustment represented a cumulative loss of $24.4 million, $29.6 million, $32.8 million, and $9.5 million, respectively of the accumulated other comprehensive income/(loss) as of May 31, 2024, 2023, 2022, and 2021. There is no tax impact on our foreign currency translation.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2024	2023(1)	2022(1)
Operating activities
Net income	$1,690.4	$1,557.3	$1,392.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176.5	176.6	191.8
Amortization of premiums and discounts on AFS securities, net	(7.0)	18.2	28.9
Amortization of deferred contract costs	231.7	219.1	202.1
Stock-based compensation costs	61.1	62.6	52.8
(Benefit from)/provision for deferred income taxes	(29.8)	(44.0)	2.3
Provision for credit losses	19.8	17.7	10.5
Net realized losses/(gains) on sales of AFS securities	2.6	9.8	(0.2)
Net realized losses on disposal of assets	32.8	1.3	0.4
Changes in operating assets and liabilities:
Interest receivable	1.1	(2.1)	2.1
Accounts receivable and PEO unbilled receivables, net	113.0	(135.7)	(154.1)
Prepaid expenses and other current assets	(25.2)	(17.8)	(7.7)
Accounts payable and other current liabilities	(127.0)	86.3	113.1
Deferred costs	(244.9)	(269.4)	(267.1)
Net change in other long-term assets and liabilities	6.1	30.6	25.9
Net change in operating lease right-of-use assets and liabilities	(3.5)	(4.3)	(3.9)
Net cash provided by operating activities	1,897.7	1,706.2	1,589.7
Investing activities
Purchases of AFS securities	(6,868.5)	(14,585.3)	(17,807.7)
Proceeds from sales and maturities of AFS securities	7,161.2	14,943.2	16,554.9
Net change in purchased receivables	(153.8)	(6.8)	(84.2)
Purchases of property and equipment	(161.4)	(143.0)	(133.8)
Proceeds from sale of property and equipment	—	16.7	1.2
Acquisition of businesses, net of cash acquired	(208.3)	(2.7)	(24.9)
Purchases of other assets	(30.1)	(10.4)	(10.6)
Net cash (used in)/provided by investing activities	(260.9)	211.7	(1,505.1)
Financing activities
Net change in client fund obligations	(425.3)	474.8	143.2
Net proceeds from short-term borrowings	9.0	2.0	1.3
Dividends paid	(1,315.3)	(1,175.0)	(999.6)
Repurchases of common shares	(169.2)	—	(145.2)
Contingent consideration paid for acquisitions	—	(2.8)	(1.6)
Activity related to equity-based plans	26.1	(10.4)	22.6
Net cash used in financing activities	(1,874.7)	(711.4)	(979.3)
Net change in cash, restricted cash, and equivalents	(237.9)	1,206.5	(894.7)
Cash, restricted cash, and equivalents, beginning of fiscal year	2,134.9	928.4	1,823.1
Cash, restricted cash, and equivalents, end of fiscal year	$1,897.0	$2,134.9	$928.4

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,468.9	$1,222.0	$370.0
Restricted cash	47.8	49.8	75.8
Restricted cash and restricted cash equivalents included in funds held for clients	380.3	863.1	482.6
Total cash, restricted cash, and equivalents	$1,897.0	$2,134.9	$928.4

(1)
The consolidated statement of cash flows for the fiscal years ended May 31, 2023 and May 31, 2022 include revisions to previously reported amounts related to the presentation of cash flows associated with short-term receivables purchased from the Company’s clients under non-recourse arrangements, net of funding reserves. See Note A for further discussion on the revision.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory services in human resources (“HR”), employee benefit solutions, insurance and payroll for small- to medium-sized businesses and their employees in the United States (“U.S.”) and parts of Europe. The Company also has operations in India.

Paychex, a Delaware corporation formed in 1979, reports as one segment. Substantially all of the Company’s revenue is generated within the U.S. Approximately 1% of the Company’s total revenue was generated within Europe for each of the fiscal years ended May 31, 2024 (“fiscal 2024”), May 31, 2023 (“fiscal 2023”), and May 31, 2022 (“fiscal 2022”). Long-lived assets in Europe were approximately 6% of total long-lived assets of the Company as of May 31, 2024 and 2023. Long-lived assets in India were less than 1% of total long-lived assets of the Company as of May 31, 2024 and 2023.

The Company's offers a full range of integrated HCM solutions covering the employee life cycle for businesses and their employees. Clients may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today. Paychex’s offerings often leverage the information gathered in its base payroll processing service, allowing the Company to provide comprehensive outsourcing services covering the HCM spectrum.

Paychex supports its small business clients by utilizing its proprietary, robust, software as a service (“SaaS”) Paychex Flex® platform and the Company’s SurePayroll® SaaS-based solutions. Both solutions allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s medium-sized clients generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the services and software that will meet the needs of their businesses.

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

Revision to previously issued financial statements: The consolidated statement of cash flows for fiscal years 2023 and 2022 includes revisions to previously reported amounts related to the presentation of the cash flows associated with short-term receivables purchased from the Company’s clients under non-recourse arrangements. The revision increased net cash provided by operating activities and decreased net cash provided by investing activities by $6.8 million and $84.2 million, respectively. Management concluded that this revision was not material to the consolidated financial statements of any previously filed annual or interim periods.

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO clients for the payment of worksite employee payrolls and associated payroll taxes. $171.7 million and $291.3 million collected from PEO clients are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2024 and 2023, respectively.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $21.3 million and $20.5 million as of May 31, 2024 and 2023, respectively. These balances include trade receivables for services provided to clients and receivables purchased from the Company's clients under non-recourse arrangements. Trade receivables were $141.3 million and $287.0 million as of May 31, 2024 and 2023, respectively. Purchased receivables were $939.6 million and $606.8 million as of May 31, 2024 and 2023, respectively.

The Company is exposed to credit losses through the sale of its solutions and support services, payment of client obligations, and collection of purchased receivables. To mitigate this credit risk, the Company has multiple programs in place to assess and continuously monitor each client’s ability to pay for these solutions and support services. Credit monitoring programs include, but are not limited to, new client credit reviews, establishing appropriate credit limits, monitoring of credit distressed clients, and early electronic wire and collection procedures. The Company also considers contract terms and conditions, client business type or strategy and may require collateralized asset support or prepayment to mitigate credit risk.

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its allowance for credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. No single client had a material impact on total accounts receivable as of May 31, 2024 or 2023. No single client had a material impact on service revenue or results of operations for the fiscal years ended May 31, 2024, 2023 and 2022.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable federal and state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2024 and 2023, advance collections were $0.7 million and $12.5 million, respectively.

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

Concentrations: Substantially all the Company’s deposited cash is maintained at large well-capitalized (as defined by their regulators) financial institutions. These deposits may exceed the amount of any insurance provided. All the Company’s deliverable securities are held in custody with certain of the aforementioned financial institutions, for which that institution bears the risk of custodial loss. Non-deliverable securities are primarily time deposits and money market funds.

Property and equipment, net of accumulated depreciation: Property and equipment is stated at cost, less accumulated depreciation. Depreciation is based on the estimated useful lives of property and equipment using the straight-line method. The estimated useful lives of depreciable assets are generally as follows:

Category	Depreciable life
Buildings and improvements	10 to 35 years or the remaining life, whichever is shorter
Data processing equipment	3 to 5 years
Furniture, fixtures, and equipment	2 to 7 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter
Software	3 to 12 years

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

Goodwill and other intangible assets, net of accumulated amortization: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. During fiscal 2024 and fiscal 2023, a qualitative analysis was performed on all reporting units to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying values. During fiscal 2022, a qualitative assessment was performed for the Company's Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2024, fiscal 2023, or fiscal 2022. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are comprised primarily of client list acquisitions and are reported net of accumulated amortization on the Consolidated Balance Sheets. Intangible assets are amortized over periods generally ranging from 3 to 12 years. Certain client lists use an accelerated method, while other intangible assets use the straight-line method of amortization. In addition, the Company has intangible assets with indefinite useful lives, which are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined, using qualitative assessments, there is no impairment of intangible assets with indefinite useful lives for fiscal 2024, fiscal 2023, or fiscal 2022.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company has determined that there was no impairment of long-lived assets for fiscal 2024, fiscal 2023, or fiscal 2022.

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in the Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive income/(loss), net of tax. The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2024, fiscal 2023, or fiscal 2022.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to the Company's clients, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of client's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 40 to 60 days for clients in the temporary staffing agency market and approximately 5 to 15 days for other clients. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

The Company receives advance payments for set-up fees from its clients. Advance payments received for certain service offerings for set-up fees are considered a material right. Therefore, the Company defers the revenue associated with these advance payments, recognizing the revenue and related expenses over the expected period to which the material right exists.

PEO Solutions revenue is included in service revenue and is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and certain health insurance benefit premiums, primarily costs related to the Company’s guaranteed cost benefit plans. Direct costs related to workers’ compensation and certain benefit plans where the Company retains risk are recognized as cost of service revenue rather than as a reduction in service revenue. Refer to Note B of this Item 8 for further discussion of the Company's PEO pass-through costs.

Interest on funds held for clients is earned primarily on funds that are collected from clients before due dates for payroll tax administration and employee payment services and invested until remittance to the applicable tax or regulatory agencies or client employees. The interest earned on these funds is included in total revenue on the Consolidated Statements of Income and Comprehensive Income because the collecting, holding, and remitting of these funds are components of providing these services.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2024, fiscal 2023, or fiscal 2022.

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

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company's workers’ compensation claims cost estimates. For fiscal 2024, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million. For Fiscal 2023, the Company has an aggregate maximum liability of $2.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

As of May 31, 2024 and 2023, the Company had recorded current liabilities of $74.1 million and $64.3 million, respectively, and long-term liabilities of $144.5 million and $131.5 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in the other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims reserve includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies during both fiscal 2024 and fiscal 2023. Amounts accrued related to the health insurance and dental and vision plan reserves were $50.6 million and $47.0 million as of May 31, 2024 and 2023, respectively. These amounts are included in other current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2024, fiscal 2023, or fiscal 2022.

Leases: The Company accounts for its leases under ASC Topic 842, "Leases". At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease whose term is greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all the Company’s leases have been classified as operating leases. Upon modification of a contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

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

As an implicit discount rate is typically not readily determinable in the Company’s lease agreements, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The incremental borrowing rate is determined using a portfolio approach utilizing publicly available information related to our unsecured borrowing rates. For certain leases with original terms of 12 months or less, the Company recognizes lease expense as incurred and does not recognize any lease liabilities. Short-term and long-term portions of operating lease liabilities are classified as other current liabilities and operating lease liabilities, respectively, on the Company’s Consolidated Balance Sheets.

An ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease ROU assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2024, fiscal 2023 or fiscal 2022.

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

Recently issued accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The requirements are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are required to be applied retrospectively. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2025, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its reportable segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning June 1, 2025, with early application permitted. The transition method is prospective with the retrospective method permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In millions	2024	2023	2022
Payroll wages and payroll taxes	$27,381.5	$26,025.3	$24,209.3
State unemployment insurance (included in payroll wages and payroll taxes)	$151.8	$138.2	$139.1
Guaranteed cost benefit plans	$660.3	$656.3	$641.4

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2024	2023
Balance, beginning of period	$62.0	$48.9
Deferral of revenue	46.7	42.1
Recognition of unearned revenue	(33.8)	(29.0)
Balance, end of period	$74.9	$62.0

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2024, the Company expects to recognize $32.5 million of deferred revenue related to material rights during its fiscal year ending May 31, 2025 and $42.4 million of deferred revenue thereafter.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2024, fiscal 2023, or fiscal 2022.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2024	2023
Balance, beginning of period	$75.3	$72.3
Capitalization of costs	27.8	28.9
Amortization	(26.5)	(25.9)
Balance, end of period	$76.6	$75.3

Costs to obtain contracts:
	Year ended May 31,
In millions	2024	2023
Balance, beginning of period	$597.5	$550.2
Capitalization of costs	217.1	240.5
Amortization	(205.2)	(193.2)
Balance, end of period	$609.4	$597.5

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2024	2023	2022
Basic earnings per share:
Net income	$1,690.4	$1,557.3	$1,392.8
Weighted-average common shares outstanding	360.3	360.4	360.6
Basic earnings per share	$4.69	$4.32	$3.86
Diluted earnings per share:
Net income	$1,690.4	$1,557.3	$1,392.8
Weighted-average common shares outstanding	360.3	360.4	360.6
Dilutive effect of common share equivalents	1.8	1.9	2.5
Weighted-average common shares outstanding, assuming dilution	362.1	362.3	363.1
Diluted earnings per share	$4.67	$4.30	$3.84
Weighted-average anti-dilutive common share equivalents	0.6	0.7	0.2

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

Note E — Other Income/(Expense), Net

Other income/(expense), net, consisted of the following items:

	Year ended May 31,
In millions	2024	2023	2022
Interest income on corporate investments	$82.7	$49.1	$2.9
Interest expense	(37.3)	(36.7)	(36.6)
Other	(1.5)	2.7	18.3
Other income/(expense), net	$43.9	$15.1	$(15.4)

Note F — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 46.5 million shares of the Company’s common stock. As of May 31, 2024, there were 13.5 million shares available for future grants under the 2002 Plan.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $61.1 million, $62.6 million, and $52.8 million for fiscal years 2024, 2023, and 2022, respectively. Related income tax benefits recognized were $12.7 million, $12.1 million, and $9.8 million for the respective fiscal years.

As of May 31, 2024, the total unrecognized compensation cost related to all unvested stock-based awards was $92.0 million and is expected to be recognized over a weighted-average period of 2.6 years.

Black-Scholes fair value assumptions: The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation under the Black-Scholes option pricing model are as follows:

	Year ended May 31,
	2024	2023	2022
Risk-free interest rate	4.1%	3.2%	1.2%
Dividend yield	3.1%	2.6%	2.9%
Volatility factor	0.25	0.27	0.23
Expected option life in years	6.6	6.6	6.6
Weighted-average grant-date fair value of stock options granted (per share)	$27.21	$27.58	$17.47

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

The following table summarizes stock option activity for fiscal 2024:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2023	3.3	$74.09
Granted	0.4	$120.76
Exercised	(0.6)	$63.49
Forfeited	(0.1)	$118.35
Outstanding as of May 31, 2024	3.0	$80.09	5.0	$119.1
Exercisable as of May 31, 2024	2.5	$72.45	4.3	$117.6

(1)
Total shares valued at the market price of the underlying stock as of May 31, 2024 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions	2024	2023	2022
Total intrinsic value of stock options exercised	$35.1	$10.3	$44.3
Total grant-date fair value of stock options vested	$7.5	$7.1	$6.4

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

Time-based RSUs: Time-based RSUs granted to executives vest one-third per annum over three years. Time-based RSUs granted to non-executives, during fiscal 2024 and fiscal 2023, vest on a graded basis over a four- or five-year period. Time-based RSUs granted to non-executives, prior to fiscal 2023, vest one-fifth per annum over five years. Time-based RSUs granted to outside directors vest on the one-year anniversary of the grant date. Vesting is generally achieved on these dates with active employment or participation as a member of the Board on the date of vesting. The fair value of time-based RSUs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period. Time-based RSUs may, or may not, earn dividend equivalents depending on the terms of the specific grant.

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

The following table summarizes RSU activity for fiscal 2024:

		Weighted-		Weighted-
		average		average
	Time-	grant-date	Performance-	grant-date
	based	fair value	based	fair value
In millions, except per share amounts	RSUs	per share	RSUs	per share
Nonvested as of May 31, 2023	1.4	$102.13	0.1	$107.88
Granted (1)	0.5	$114.95	0.2	$114.23
Vested	(0.5)	$90.99	(0.0)	$107.40
Forfeited	(0.1)	$109.02	(0.0)	$112.01
Nonvested as of May 31, 2024	1.3	$110.51	0.3	$110.26

(1)
For performance-based RSUs, granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to RSUs is as follows:

	Year ended May 31,
In millions, except per share amounts	2024	2023	2022
Time-based RSUs:
Weighted-average grant-date fair value per share of RSUs granted	$114.95	$127.75	$109.81
Weighted-average remaining vesting period (years)(1)	1.4	1.5	1.5
Total intrinsic value of RSUs vested	$55.9	$58.2	$54.7
Aggregate intrinsic value of nonvested RSUs(2)	$152.5	$141.8	$165.2
Total grant-date fair value of RSUs vested	$41.2	$32.7	$30.0

Performance-based RSUs:
Weighted-average grant-date fair value per share of RSUs granted	$114.23	$108.31	$103.59
Weighted-average remaining vesting period (years)(1)	1.1	1.8	1.0
Total intrinsic value of RSUs vested	$0.4	$7.8	$—
Aggregate intrinsic value of nonvested RSUs(2)	$30.8	$15.7	$14.7
Total grant-date fair value of RSUs vested	$0.4	$5.4	$—

(1)
Weighting is based on the number of unvested share units vesting in each future vesting tranche.
(2)
Based on the market price of the underlying common stock as of May 31, 2024, 2023 and 2022.

Restricted stock awards ("RSAs"): The Board approved grants of RSAs to the Company’s executives and outside directors prior to fiscal 2023. All shares underlying RSAs are restricted in that they are not transferable until they vest. Recipients of the RSAs earn dividends, which are paid to the recipient at the time the awards vest. If the recipient does not vest in the shares due to leaving Paychex, all shares of RSAs, and the dividends accrued thereon, when applicable, will be forfeited and returned to the Company.

Time-based RSAs: Time-based RSAs granted to executives vest one-third per annum. Time-based RSAs granted to outside directors vest on the one-year anniversary of the grant date. Vesting is generally achieved on these dates with active employment or participation as a member of the Board on the date of vesting. The fair value of time-based RSAs is equal to the closing market price of the underlying common stock as of the date of grant.

Performance-based RSAs: Performance-based RSAs primarily have a two-year performance period, after which the number of shares earned will be determined based on achievement against pre-established performance targets. The RSAs earned are then subject to a one-year service period. Performance-based RSAs do not earn dividend equivalents during the performance period. The fair value of performance-based RSAs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

The following table summarizes RSA activity for fiscal 2024:

		Weighted-		Weighted-
		average		average
		grant-date	Performance-	grant-date
	Time-based	fair value	based	fair value
In millions, except per share amounts	RSAs	per share	RSAs	per share
Nonvested as of May 31, 2023	0.1	$95.10	0.1	$107.40
Vested	(0.1)	$88.11	—	$—
Forfeited	(0.0)	$114.15	(0.0)	$107.40
Nonvested as of May 31, 2024	0.0	$114.22	0.1	$107.40

No RSAs were granted during fiscal 2024 or fiscal 2023.

Other information pertaining to RSAs is as follows:

	Year ended May 31,
In millions, except per share amounts	2024	2023	2022
Weighted-average grant-date fair value per share of time-based RSAs granted	$—	$—	$114.21
Total grant-date fair value of time-based RSAs vested	$3.1	$4.3	$3.8
Weighted-average grant-date fair value per share of performance-based RSAs granted	$—	$—	$103.97
Total grant-date fair value of performance-based restricted RSAs vested	$—	$3.7	$7.2

Long-term Incentive Plan (“LTIP”): In July 2016, the Board approved an LTIP award comprised of both performance-based non-qualified stock options and performance-based RSAs. This award was granted to executives down to the vice president level with vesting dependent on achievement against long-term strategic and financial objectives. Total stock options and RSAs earned were based on achievement against pre-established targets for fiscal 2020, which vested in fiscal 2021.

The following table summarizes LTIP performance-based stock option activity for fiscal 2024:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options	per share	term (years)	value(1)
Outstanding as of May 31, 2023	0.4	$60.51
Exercised	(0.1)	$58.98
Outstanding as of May 31, 2024	0.3	$60.86	2.1	$20.9
Exercisable as of May 31, 2024	0.3	$60.86	2.1	$20.9

(1)
Shares valued at the market price of the underlying stock as of May 31, 2024 less the exercise price.

Other information pertaining to LTIP performance-based stock options is as follows:

	Year ended May 31,
In millions	2024	2023	2022
Total intrinsic value of stock options exercised	$5.2	$0.7	$16.0

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2024, 2023, and 2022 the discount was set at 5% of the market price. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2024, 2023, or 2022 related to the plan.

Note G — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$380.3	$—	$—	$380.3
AFS securities:
Asset-backed securities	135.7	0.1	(1.1)	134.7
Corporate bonds	1,400.3	1.3	(32.8)	1,368.8
Municipal bonds	1,060.1	0.2	(86.9)	973.4
U.S. government agency and treasury securities	896.0	0.1	(43.4)	852.7
Variable rate demand notes	—	—	—	—
Total AFS securities	3,492.1	1.7	(164.2)	3,329.6
Other	32.3	3.2	(1.6)	33.9
Total funds held for clients and corporate investments	$3,904.7	$4.9	$(165.8)	$3,743.8

	May 31, 2023
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$863.1	$—	$—	$863.1
AFS securities:
Asset-backed securities	88.1	—	(1.4)	86.7
Corporate bonds	1,468.3	3.7	(31.1)	1,440.9
Municipal bonds	1,091.3	0.1	(105.3)	986.1
U.S. government agency and treasury securities	788.1	0.3	(41.6)	746.8
Variable rate demand notes	344.1	—	—	344.1
Total AFS securities	3,779.9	4.1	(179.4)	3,604.6
Other	30.1	1.1	(2.9)	28.3
Total funds held for clients and corporate investments	$4,673.1	$5.2	$(182.3)	$4,496.0

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2024 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of May 31, 2024 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2024.

Included in corporate bonds as of May 31, 2024 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 1, 2024 through September 15, 2029.

Included in municipal bonds as of May 31, 2024 were general obligation bonds and revenue bonds carrying credit ratings of AA or better and have maturities ranging from June 1, 2024 through October 1, 2031.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2024	2023
Funds held for clients	$3,706.2	$4,118.8
Corporate investments	33.9	373.4
Long-term corporate investments	3.7	3.8
Total funds held for clients and corporate investments	$3,743.8	$4,496.0

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

The Company’s AFS securities reflected net unrealized losses of $162.5 million and $175.3 million as of May 31, 2024 and May 31, 2023. Included in the net unrealized losses as of May 31, 2024 and May 31, 2023 were 957 and 967 AFS securities in an unrealized loss position, representing approximately 95% and 88% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.4)	$77.4	$(0.7)	$43.0	$(1.1)	$120.4
Corporate bonds	(8.4)	620.8	(24.4)	647.8	(32.8)	1,268.6
Municipal bonds	(8.0)	102.5	(78.9)	864.7	(86.9)	967.2
U.S. government agency and treasury securities	(6.2)	268.2	(37.2)	547.2	(43.4)	815.4
Total	$(23.0)	$1,068.9	$(141.2)	$2,102.7	$(164.2)	$3,171.6

	May 31, 2023
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.1)	$54.2	$(1.3)	$23.3	$(1.4)	$77.5
Corporate bonds	(5.9)	652.0	(25.2)	382.7	(31.1)	1,034.7
Municipal bonds	(5.9)	86.7	(99.4)	889.0	(105.3)	975.7
U.S. government agency and treasury securities	(3.3)	199.6	(38.3)	457.9	(41.6)	657.5
Total	$(15.2)	$992.5	$(164.2)	$1,752.9	$(179.4)	$2,745.4

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2024 that had gross unrealized losses of $164.2 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2024 and 2023 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2024	2023	2022
Gross realized gains	$—	$0.1	$0.2
Gross realized losses	(2.6)	(9.9)	0.0
Net realized (losses)/gains	$(2.6)	$(9.8)	$0.2

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2024 are shown below by expected maturity.

	May 31, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$211.0	$207.1
Due after one year through three years	1,439.4	1,365.2
Due after three years through five years	1,452.8	1,377.2
Due after five years	388.9	380.1
Total	$3,492.1	$3,329.6

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
U.S. government agency and treasury securities	$386.4	$—	$386.4	$—
Money market securities	31.4	31.4	—	—
Total restricted and unrestricted cash equivalents	$417.8	$31.4	$386.4	$—
AFS securities:
Asset-backed securities	$134.7	$—	$134.7	$—
Corporate bonds	1,368.8	—	1,368.8	—
Municipal bonds	973.4	—	973.4	—
U.S. government agency and treasury securities	852.7	—	852.7	—
VRDNs	—	—	—	—
Total AFS securities	$3,329.6	$—	$3,329.6	$—
Other	$33.9	$33.9	$—	$—
Liabilities:
Other long-term liabilities	$33.9	$33.9	$—	$—

	May 31, 2023
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$43.8	$43.8	$—	$—
Total restricted and unrestricted cash equivalents	$43.8	$43.8	$—	$—
AFS securities:
Asset-backed securities	$86.7	$—	$86.7	$—
Corporate bonds	1,440.9	—	1,440.9	—
Municipal bonds	986.1	—	986.1	—
U.S. government agency and treasury securities	746.8	—	746.8	—
VRDNs	344.1	—	344.1	—
Total AFS securities	$3,604.6	$—	$3,604.6	$—
Other	$28.3	$28.3	$—	$—
Liabilities:
Other long-term liabilities	$28.3	$28.3	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of May 31, 2024 and May 31, 2023, the fair value of long-term borrowings, net of debt issuance costs was $391.8 million and $392.4 million for the Senior Notes, Series A, respectively, and $386.0 million and $390.9 million for the Senior Notes, Series B, respectively.

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

Note I — Leases

The Company’s lease portfolio consists primarily of operating leases for office space and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2024 to 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2024	2023
Operating lease ROU assets, net of accumulated amortization	$46.9	$61.5
Operating lease liabilities, current(1)	19.2	20.3
Operating lease liabilities, non-current	49.0	57.3

Weighted average remaining lease term (in years)	4.3	4.7
Weighted average discount rate	3.23%	2.21%

(1)
The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2024	2023	2022
Fixed payment operating lease expense	$28.7	$20.8	$27.2
Variable payment operating lease expense	5.8	6.2	6.9
Short-term lease expense	0.0	0.0	-

During the fiscal fourth quarter ended May 31, 2024 (the "fourth quarter"), the Company focused on cost optimization initiatives, including further reductions to our geographic footprint. As part of this initiative the Company ceased the use of certain leased property and accelerated the amortization of certain ROU assets, resulting in an additional $9.7 million of expense. This expense is included in cost of service revenue and selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$20.9	$21.7	$32.4
Amortization of ROU assets	25.8	17.6	22.7
ROU assets obtained in exchange for new operating lease liabilities	7.2	1.3	15.8
Lease incentives received in the form of tenant allowances and free rent	0.8	0.8	9.1

Future lease payments are as follows:

May 31,
In millions	2024
2025	$21.2
2026	16.1
2027	12.7
2028	10.7
2029	7.4
Thereafter	5.1
Total future lease payments	73.2
Less: imputed interest	5.0
Total operating lease liabilities	$68.2
Current portion	$19.2
Non-current portion	$49.0

As of May 31, 2024, the Company had not entered into any lease agreement that had not yet commenced.

Note J — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2024	2023
Land and improvements	$9.0	$9.0
Buildings and improvements	131.4	130.5
Data processing equipment	213.3	214.5
Software (1)	1,010.1	927.3
Furniture, fixtures, and equipment	71.9	77.2
Leasehold improvements	47.6	67.3
Construction in progress (1)	60.7	51.7
Total property and equipment, gross	1,544.0	1,477.5
Less: Accumulated depreciation	1,132.3	1,081.2
Property and equipment, net of accumulated depreciation	$411.7	$396.3

(1)
Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $127.5 million, $128.4 million, and $133.7 million for fiscal 2024, 2023, and 2022, respectively.

During the fourth quarter, the Company reprioritized certain technology investments and disposed of certain leasehold improvements, furniture, and fixtures associated with abandoned leased properties and recorded losses on disposal of $17.1 million and $4.1 million, respectively. The losses are included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Note K — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2024 and May 31, 2023 were as follows:

	May 31,
In millions	2024	2023
Balance, beginning of fiscal year	$1,834.0	$1,831.5
Changes during the period:
Goodwill acquired	46.7	2.5
Currency translation adjustment	2.0	(0.0)
Balance, end of fiscal year	$1,882.7	$1,834.0

Acquired goodwill for fiscal 2024 relates to the Company's acquisition of Alterna. Refer to Note D for more information related to our acquisition of Alterna.

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2024	2023
Client lists	$675.1	$638.2
Other intangible assets	23.1	23.0
Total intangible assets, gross	698.2	661.2
Less: Accumulated amortization	503.7	473.8
Intangible assets, net of accumulated amortization	$194.5	$187.4

During fiscal 2024, the Company acquired customer lists with a weighted-average amortization period of 8.0 years.

Amortization expense relating to intangible assets was $49.0 million, $48.2 million, and $58.1 million for fiscal 2024, 2023, and 2022, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2024, 2023, or 2022.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2025	$48.3
2026	43.8
2027	37.1
2028	33.5
2029	19.8

Note L — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2024	2023
Deferred tax assets:
Compensation and employee benefit liabilities	$60.3	$52.4
Other current liabilities	12.4	17.3
Tax credit carry forward	0.2	0.2
Stock-based compensation	16.5	14.8
Unrealized losses on available-for-sale securities	40.1	43.4
Capitalization of research and development	68.6	54.1
Leases	13.9	15.9
Net operating loss (“NOL”) carry forwards	5.0	5.1
Tax benefit of uncertain tax positions	16.2	13.6
Gross deferred tax assets	233.2	216.8
Deferred tax liabilities:
Deferred contract costs	151.2	151.3
Capitalized software	58.2	56.5
Depreciation	0.3	2.4
Goodwill and intangible assets	91.8	99.1
Operating lease right-of-use assets	9.5	13.7
Other	7.7	5.7
Gross deferred tax liabilities	318.7	328.7
Net deferred tax liability	$(85.5)	$(111.9)

The deferred tax asset related to NOL carry forwards is comprised of $0.2 million of federal NOL carry forwards, $4.4 million of state NOL carry forwards, and $0.4 million of foreign NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions and expire between the fiscal years ending May 31, 2028 and May 31, 2030. The state NOL carry forwards expire between the fiscal years ending May 31, 2025 through May 31, 2044.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2024	2023	2022
Current:
Federal	$433.5	$418.1	$326.0
State	117.4	117.1	104.5
Non-U.S.	6.5	(0.3)	(1.0)
Total current	557.4	534.9	429.5
Deferred:
Federal	(18.6)	(34.2)	0.9
State	(4.6)	(7.4)	0.9
Non-U.S.	(6.6)	(2.4)	0.5
Total deferred	(29.8)	(44.0)	2.3
Income taxes	$527.6	$490.9	$431.8

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	4.0%	4.2%	4.6%
Stock option windfall benefit	(0.4)%	(0.4)%	(0.9)%
Tax credits	(0.8)%	(0.7)%	(1.1)%
Other items	—%	(0.1)%	0.1%
Effective income tax rate	23.8%	24.0%	23.7%

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Uncertain income tax positions: The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe. The Company maintains a reserve for uncertain tax positions. As of May 31, 2024 and 2023, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $86.4 million and $69.4 million, respectively, and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2024	2023	2022
Balance as of beginning of fiscal year	$72.0	$50.2	$22.4
Additions for tax positions of the current year	20.6	20.6	11.1
Additions for tax positions of prior years	0.8	4.6	20.6
Reductions for tax positions of prior years	(3.8)	(2.1)	(1.8)
Settlements with tax authorities	(0.3)	(0.4)	(0.4)
Expiration of the statute of limitations	(2.1)	(0.9)	(1.7)
Balance as of end of fiscal year	$87.2	$72.0	$50.2

The reserve as of May 31, 2024 substantially relates to the Company’s uncertain tax positions for certain U.S. federal and state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $86.4 million as of May 31, 2024 adequately covers open tax years and uncertain tax positions up to and including fiscal 2024 for major taxing jurisdictions. As of May 31, 2024 and 2023, the entire $86.4 million and $69.4 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. Fiscal years 2018 and 2020 are currently under audit by the IRS. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2020, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2024, 2023, and 2022 was immaterial to the Company’s results of operations.

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

Details of the Company’s credit facilities as of May 31, 2024 are as follows:

		Maximum	Amount Outstanding
		Amount	May 31,
$ in millions	Expiration Date	Available	2024	2023
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)(1)	April 12, 2029	$1,000.0	$—	$—
JPM (1)	September 17, 2026	$750.0	—	—
PNC Bank, National Association (“PNC”) (weighted-average interest rate of 6.14 % at May 31, 2024 and 5.83% at May 31, 2023)	February 6, 2026	$250.0	18.7	10.2
Outstanding short-term financing (2)			$18.7	$10.2

(1)
JPM acts as the administrative agent for this syndicated credit facility.
(2)
The total amount available under these credit facilities as of May 31, 2024 was approximately $2.0 billion. Amounts borrowed under the PNC credit facility remain outstanding as of the date of this report.

Upon the expiration date of any credit facility, any borrowings outstanding under that facility will mature and be payable.

Interest rates on each of the Company’s credit facilities can be based upon (1) an alternate base rate that is established by the lending institution at the highest of several publicly available interest rates, plus an applicable interest rate margin, or (2) at our election, the Securitized Overnight Financing Rate (“SOFR”) or an alternate interest rate as determined by the administrative agent, plus an applicable interest rate margin. The Company is also required to pay a commitment fee, ranging from 0.05% to 0.15%, related to the unutilized portion of each credit facility. The commitment fee is determined on a sliding-scale basis based upon the Company’s consolidated leverage ratio.

On April 12, 2024, the Company and Paychex of New York LLC, a Delaware limited liability company (“PoNY”), entered into an amendment (the “2019 Credit Facility Amendment”) to its $1.0 billion, five-year, unsecured, revolving credit facility (the “2019 Credit Facility”), for which JPM acts as Administrative Agent. The 2019 Credit Facility Amendment, among other things, (a) extended the maturity date of the 2019 Credit Facility from July 31, 2024 to April 12, 2029, (b) amended the interest rate provisions under the 2019 Credit Facility, (c) amended the lenders under the syndication and (d) made other ministerial changes to the 2019 Credit Facility.

On April 12, 2024, the Company and PoNY entered into an amendment (the “2017 Credit Facility Amendment”) to its $750.0 million, five-year, unsecured, revolving credit facility (the “2017 Credit Facility”), for which JPM acts as Administrative Agent. The 2017 Credit Facility Amendment, among other things, (a) amended the interest rate provisions under the 2017 Credit Facility, and (b) made other ministerial changes to the 2017 Credit Facility.

On February 3, 2023, the Company and Paychex Advance LLC, a Paychex subsidiary and New York limited liability company, entered into Amendment No. 2 (the “Amendment”) to the $250 million, three-year, unsecured, revolving credit facility established on February 6, 2020 (the “2020 Credit Facility”) for which PNC Bank, N.A. acts as administrative agent.

The Amendment, among other things, extended the maturity date of the 2020 Credit Facility from February 6, 2023 to February 6, 2026 at which time all borrowings thereunder will terminate. Except for extending the maturity date and making ministerial changes to the 2020 Credit Facility, the Amendment did not change the existing terms of the 2020 Credit Facility.

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2024.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $168.5 million and $141.7 million as of May 31, 2024 and May 31, 2023, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 26, 2024 and September 29, 2025. No amounts were outstanding on these letters of credit during fiscal 2024 or fiscal 2023, or as of May 31, 2024 and May 31, 2023, respectively. Subsequent to May 31, 2024, one letter of credit expiring on June 24, 2024, was renewed for a one year term.

Note N — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	May 31,
In millions	2024	2023
Senior Notes, Series A	$400.0	$400.0
Senior Notes, Series B	400.0	400.0
Total long-term borrowings	800.0	800.0
Less: Debt issuance costs, net of accumulated amortization	(1.4)	(1.8)
Long-term borrowings, net of debt issuance costs	$798.6	$798.2

Certain information related to the Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”) issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) for fiscal 2024 and fiscal 2023 are as follows:

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

The Agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2024.

Note O — Supplemental Cash Flow Information

Income taxes paid were $539.5 million, $525.8 million, and $397.7 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Interest expense paid was $36.2 million, $35.7 million, and $35.5 million for fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Refer to Note I of this Item 8 for supplemental cash flow information pertaining to the Company's leasing activities.

Note P — Employee Benefit Plans

401(k) plan: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. The Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. Company contributions to the Plan for fiscal 2024, 2023, and 2022 were $37.5 million, $36.6 million, and $35.6 million, respectively.

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

Deferred compensation plans: The Company and certain subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $33.9 million and $28.3 million as of May 31, 2024 and 2023, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

Other commitments: As of May 31, 2024, the Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements with minimum future payment obligations of approximately $429.8 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $2.9 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period
In millions	2025	2026	2027	2028	2029	Thereafter
Workers' compensation estimated obligations	$74.1	$38.0	$23.9	$16.2	$11.8	$54.6
Purchase obligations	$139.8	$54.5	$13.6	$2.6	$0.7	$—

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2024. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts	deductions(1)	of fiscal year
2024
Allowance for credit losses	$20.5	$19.8	$—	$19.0	$21.3
2023
Allowance for credit losses	$18.2	$17.7	$—	$15.4	$20.5
2022
Allowance for credit losses	$16.0	$10.5	$—	$8.3	$18.2

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2024. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

During the three months ended May 31, 2024, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2024, and information regarding their positions and business experience. Such executive officers hold principal policy-making powers at the Company.

Name	Age	Position and business experience
John B. Gibson	58

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

Robert L. Schrader	52

Mr. Schrader has served as Chief Financial Officer since October 2023 and is a member of the Executive Committee. He joined the Company in December 2014 and previously held roles as Vice President, Finance and Investor Relations, Vice President and Controller, Senior Director of Financial Planning and Analysis and Director of Internal Audit. Prior to joining Paychex, he served as a Chief Financial Officer for Unither Manufacturing, LLC, and held various senior management positions during his ten-year career at Bausch & Lomb, including Vice President of Finance and Controller of Global Quality and Operations. Previously in his career, he held leadership roles with a public accounting firm.

Mason Argiropoulos	46

Mr. Argiropoulos joined the Company as Chief Human Resources Officer in April 2024 and is a member of the Executive Committee. From 2018 to 2024, Mr. Argiropoulos served as Chief Human Resources Officer for UnitedLex, a global legal services provider. Prior to his time at UnitedLex, Mr. Argiropoulos held various senior management positions at iQor, a global business process outsourcing firm, including serving as Chief Human Resources Officer from 2012 to 2018.

Sipi Bhandari	53

Ms. Bhandari joined the Company as Chief Legal Officer, Chief Ethics Officer and Secretary in May 2024 and is a member of the Executive Committee. Before joining the Company, Ms. Bhandari served as SVP, Deputy General Counsel and Corporate Secretary at AIG from 2022 to 2024. Prior to joining AIG, Ms. Bhandari held a number of senior leadership roles at FreddieMac from 2020 to 2022, Deutsche Bank from 2007 to 2020, and Viacom (now Paramount Global). Previously, Ms. Bhandari was an associate at Davis Polk & Wardwell after beginning her legal career as a law clerk for the Hon. John M. Duhé, Jr. of the Fifth Circuit Court of Appeals.

Mark A. Bottini	63

Mr. Bottini joined Paychex in October 2011 as Senior Vice President of Sales and is a member of the Executive Committee. From 2008 to 2011, Mr. Bottini served as Vice President of Sales for Ricoh, North America, a provider of advanced office technology and innovative document imaging products, services, and software. He assumed his most recent position with Ricoh when Ricoh acquired IKON Office Solutions, Inc. During his nearly 20 years with IKON, Mr. Bottini served in a variety of sales leadership and field management roles.

Name	Age	Position and business experience
Michael E. Gioja	66

Mr. Gioja was named Senior Vice President of Information Technology and Product Development in July 2011 and is a member of the Executive Committee. Mr. Gioja has been with the Company since November 2008 and previously served as Senior Vice President of Information, Technology, Product Management, and Development and Vice President of Product Management. Previously, he was Chief Information Officer and Executive Vice President of Products and Services for Workstream, Inc., a provider of on-demand enterprise talent management solutions and services.

Elizabeth Roaldsen	52

Ms. Roaldsen joined the Company in May 2023 as Senior Vice President of Operations and Customer Experience and is a member of the Executive Committee. Prior to joining the Company, she served as Managing Director, head of enterprise business services, and wholesale banking at HSBC from 2021 through 2023. Previously, Ms. Roaldsen served in various roles of increasing responsibility at State Street Corporation from 2010 to 2021, most recently as Executive Vice President Head of Global Operations and Asset Servicing.

Beaumont Vance	55

Mr. Vance joined the Company as Senior Vice President of Data, Analytics, and AI in March 2024 and is a member of the Executive Committee. From 2021 to 2024, Mr. Vance served as Managing Director of AI and Investments at WestCap Management, a private equity firm. Prior to WestCap, he spent time at TD Ameritrade from 2017 to 2021, Fidelity, Sun Microsystems, and Vicorp Restaurants primarily in Data Science, Risk Management, and AI leadership roles.

Christopher Simmons	55

Mr. Simmons was named Vice President, Controller and Treasurer in October 2023. Mr. Simmons joined the Company in 2014 and has held various leadership roles within the corporate finance department, most recently as Vice President and Treasurer. Prior to joining the Company, Mr. Simmons held various senior management positions, including Global Vice President of Corporate Taxes and Director of External Tax Reporting at Bausch & Lomb. Before joining Bausch & Lomb, he held leadership roles with the tax consulting practice of a global public accounting firm.

Insider Trading Policy: The Company has adopted an insider trading policy, for all employees, designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Insiders , who include our directors, executive officers, and certain employees whose duties involve access to material non-public information, may buy and sell the Company’s stock within an open “window period”, which begins on the second business day after earnings are announced and ends the last day of the last month of each quarter. Insiders are prohibited from purchasing or selling the Company’s stock if they are in possession of material non-public information, even if it is within the open “window period.” The Company reserves the right to impose an “event-specific blackout period” if it deems insiders to have “insider information,” regardless if it is an open “window period” and it may do so with little or no notice. Employees subject to the “event-specific black-out period” will be notified by the Chief Financial Officer or Chief Legal Officer.

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, anticipated to be held on or about October 10, 2024, in the sections “PROPOSAL 1: ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “DELINQUENT SECTION 16(A) REPORTS” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, anticipated to be held on or about October 10, 2024, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2024,” “THE COMPENSATION AND LEADERSHIP COMMITTEE REPORT” and the sub-heading “Compensation and Leadership Committee Interlocks and Insider Participation” within the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, anticipated to be held on or about October 10, 2024, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

The Company maintains an equity compensation plan in the form of a stock incentive plan. Under the Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), non-qualified or incentive stock options, restricted stock, restricted stock units, performance shares, and performance stock options have been awarded to employees and the Board. The 2002 Plan was adopted on July 9, 2020 by the Board and became effective upon stockholder approval at the Company’s Annual Meeting of Stockholders held on October 15, 2020. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plan.

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plan as of May 31, 2024:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plan approved by security holders	3.3	$78.04	13.5

(1)
Includes shares available for future issuance through equity award grants under our 2002 Plan. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, anticipated to be held on or about October 10, 2024, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, anticipated to be held on or about October 10, 2024, under the section “PROPOSAL 3: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

	(10.20)

2017 Credit Agreement, dated as of August 17, 2017, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of November 21, 2018, Amendment No. 2 as of July 31, 2019, Amendment No. 3 as of September 17, 2021, and Amendment No. 5 as of April 12, 2024, incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on April 16, 2024.

	(10.21)

2019 Credit Agreement, dated as of July 31, 2019, by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and others, as amended by Amendment No. 1 as of September 17, 2021, and Amendment No. 3 as of April 12, 2024, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on April 16, 2024

	(10.22)

Three-Year Credit Agreement, dated as of February 6, 2020, by and among Paychex Advance LLC, Paychex Inc., and the lender party thereto, incorporate herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 11, 2020.

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

#	(10.36)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on September 28, 2023.

#	(10.37)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award Agreement pursuant to 2021 Officer Performance Share Award (Director), incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on September 28, 2023.

#	(10.38)

Agreement between Paychex, Inc. and Efrain Rivera, dated as of December 15, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on December 21, 2023.

*	(19.1)	Insider Trading Policy
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(97.1)	Policy For The Recovery Of Erroneously Awarded Compensation
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL Document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Exhibit filed or furnished with this report.

#	Management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2024.

PAYCHEX, INC.

By: /s/ John B. Gibson

John B. Gibson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 11, 2024.

/s/ John B. Gibson
John B. Gibson, President, Chief Executive Officer, and Director
(Principal Executive Officer)

/s/ Robert L. Schrader
Robert L. Schrader, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Christopher Simmons
Christopher Simmons, Vice President, Controller and Treasurer
(Principal Accounting Officer)

Martin Mucci*, Director

Thomas F. Bonadio*, Director

Joseph G. Doody*, Director

David J.S. Flaschen*, Director

B. Thomas Golisano*, Director

Pamela A. Joseph*, Director

Theresa M. Payton*, Director

Kevin A. Price*, Director

Joseph M. Tucci*, Director

Joseph M. Velli*, Director

Kara Wilson*, Director

*By: /s/ John B. Gibson
John B. Gibson, as Attorney-in-Fact