Form 10-Q
period 2024-11-30
PAYCHEX INC
filed 2024-12-19
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

As of November 30, 2024, 360,063,074 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Revenue:
Management Solutions	$962.9	$930.7	$1,924.6	$1,886.2
PEO and Insurance Solutions	317.9	295.7	637.2	593.5
Total service revenue	1,280.8	1,226.4	2,561.8	2,479.7
Interest on funds held for clients	36.1	31.5	73.6	64.2
Total revenue	1,316.9	1,257.9	2,635.4	2,543.9
Expenses:
Cost of service revenue	379.1	364.1	759.1	724.3
Selling, general and administrative expenses	399.7	387.6	791.5	777.1
Total expenses	778.8	751.7	1,550.6	1,501.4
Operating income	538.1	506.2	1,084.8	1,042.5
Other income, net	5.6	11.7	16.0	24.5
Income before income taxes	543.7	517.9	1,100.8	1,067.0
Income taxes	130.3	125.2	260.0	255.1
Net income	$413.4	$392.7	$840.8	$811.9

Other comprehensive (loss)/income, net of tax	(11.6)	15.9	53.2	(7.3)
Comprehensive income	$401.8	$408.6	$894.0	$804.6

Basic earnings per share	$1.15	$1.09	$2.34	$2.25
Diluted earnings per share	$1.14	$1.08	$2.32	$2.24
Weighted-average common shares outstanding	360.0	360.5	360.1	360.6
Weighted-average common shares outstanding, assuming dilution	361.7	362.1	361.8	362.4

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2024	2024
Assets
Cash and cash equivalents	$1,202.1	$1,468.9
Restricted cash	63.1	47.8
Corporate investments	38.0	33.9
Interest receivable	23.7	23.3
Accounts receivable, net of allowance for credit losses	1,256.9	1,059.6
PEO unbilled receivables, net of advance collections	598.9	542.4
Prepaid income taxes	92.2	47.5
Prepaid expenses and other current assets	345.6	321.9
Current assets before funds held for clients	3,620.5	3,545.3
Funds held for clients	3,809.1	3,706.2
Total current assets	7,429.6	7,251.5
Long-term corporate investments	—	3.7
Property and equipment, net of accumulated depreciation	432.1	411.7
Operating lease right-of-use assets, net of accumulated amortization	46.3	46.9
Intangible assets, net of accumulated amortization	179.8	194.5
Goodwill	1,879.8	1,882.7
Long-term deferred costs	468.0	477.1
Other long-term assets	119.1	115.0
Total assets	$10,554.7	$10,383.1
Liabilities
Accounts payable	$89.2	$104.3
Accrued corporate compensation and related items	112.9	135.0
Accrued worksite employee compensation and related items	704.3	662.4
Short-term borrowings	18.2	18.7
Deferred revenue	50.7	50.2
Other current liabilities	458.9	469.8
Current liabilities before client fund obligations	1,434.2	1,440.4
Client fund obligations	3,895.0	3,868.7
Total current liabilities	5,329.2	5,309.1
Accrued income taxes	113.2	102.6
Deferred income taxes	95.3	86.0
Long-term borrowings, net of debt issuance costs	798.9	798.6
Operating lease liabilities	45.7	49.0
Other long-term liabilities	246.7	236.8
Total liabilities	6,629.0	6,582.1
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.1 shares as of November 30, 2024 and May 31, 2024	3.6	3.6
Additional paid-in capital	1,789.4	1,729.5
Retained earnings	2,224.6	2,213.0
Accumulated other comprehensive loss	(91.9)	(145.1)
Total stockholders’ equity	3,925.7	3,801.0
Total liabilities and stockholders’ equity	$10,554.7	$10,383.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(120.7)	$(24.4)	$(145.1)	$3,801.0
Net income	—	—	—	840.8	—	—	—	840.8
Unrealized gains on securities, net of $18.9 million in tax expense	—	—	—	—	57.6	—	57.6	57.6
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($1.96 per share)	—	—	—	(705.7)	—	—	—	(705.7)
Repurchases of common shares, including excise taxes of $0.5 million (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	(104.5)
Stock-based compensation costs	—	—	32.9	—	—	—	—	32.9
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	(4.4)	(4.4)
Activity related to equity-based plans	0.8	0.0	31.0	(23.0)	—	—	—	8.0
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$(28.8)	$(91.9)	$3,925.7

	For the three months ended November 30, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of August 31, 2024	359.9	$3.6	$1,761.7	$2,165.4	$(58.9)	$(21.4)	$(80.3)	$3,850.4
Net income	—	—	—	413.4	—	—	—	413.4
Unrealized losses on securities, net of $1.3 million in tax benefit	—	—	—	—	(4.2)	—	(4.2)	(4.2)
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($0.98 per share)	—	—	—	(352.9)	—	—	—	(352.9)
Repurchases of common shares, including excise taxes of $0.5 million (2)	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation costs	—	—	16.4	—	—	—	—	16.4
Foreign currency translation adjustment	—	—	—	—	—	(7.4)	(7.4)	(7.4)
Activity related to equity-based plans	0.2	0.0	11.3	(0.8)	—	—	—	10.5
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$(28.8)	$(91.9)	$3,925.7

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

	For the six months ended November 30, 2023
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(130.3)	$(29.6)	$(159.9)	$3,493.2
Net income	—	—	—	811.9	—	—	—	811.9
Unrealized losses on securities, net of $2.8 million in tax benefit	—	—	—	—	(9.1)	—	(9.1)	(9.1)
Reclassification adjustment for realized losses on securities, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	—	0.0	0.0
Cash dividends declared ($1.78 per share)	—	—	—	(641.9)	—	—	—	(641.9)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	—	—	(169.2)
Stock-based compensation costs	—	—	30.7	—	—	—	—	30.7
Foreign currency translation adjustment	—	—	—	—	—	1.8	1.8	1.8
Activity related to equity-based plans	0.8	0.0	27.7	(20.7)	—	—	—	7.0
Balance as of November 30, 2023	359.8	$3.6	$1,678.6	$2,009.4	$(139.4)	$(27.8)	$(167.2)	$3,524.4

	For the three months ended November 30, 2023
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of August 31, 2023	361.2	$3.6	$1,666.4	$2,100.9	$(154.2)	$(28.9)	$(183.1)	$3,587.8
Net income	—	—	—	392.7	—	—	—	392.7
Unrealized gains on securities, net of $4.8 million in tax expense	—	—	—	—	14.8	—	14.8	14.8
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($0.89 per share)	—	—	—	(320.5)	—	—	—	(320.5)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	—	—	(169.2)
Stock-based compensation costs	—	—	14.7	—	—	—	—	14.7
Foreign currency translation adjustment	—	—	—	—	—	1.1	1.1	1.1
Activity related to equity-based plans	0.1	0.0	3.7	(0.7)	—	—	—	3.0
Balance as of November 30, 2023	359.8	$3.6	$1,678.6	$2,009.4	$(139.4)	$(27.8)	$(167.2)	$3,524.4

(1)
Reclassification adjustments out of accumulated other comprehensive loss for realized gains/(losses), net of tax, on the sale of AFS securities are reflected in interest on funds held for clients and other income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock, with an authorization that expired on January 31, 2024. The purpose of this program was to manage common stock dilution.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2024	2023
Operating activities
Net income	$840.8	$811.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.7	86.1
Amortization of premiums and discounts on AFS securities, net	(5.6)	(2.9)
Amortization of deferred contract costs	117.3	115.1
Stock-based compensation costs	32.9	30.7
Benefit from deferred income taxes	(9.5)	(6.4)
Provision for credit losses	12.4	10.0
Net realized (gains)/losses on sales of AFS securities	(0.0)	0.0
Changes in operating assets and liabilities:
Interest receivable	(0.4)	0.7
Accounts receivable and PEO unbilled receivables, net	(68.6)	52.9
Prepaid expenses and other current assets	(68.9)	(46.3)
Accounts payable and other current liabilities	6.7	66.6
Deferred costs	(107.8)	(123.1)
Net change in other long-term assets and liabilities	14.0	10.1
Net change in operating lease right-of-use assets and liabilities	(2.9)	(1.1)
Net cash provided by operating activities	841.1	1,004.3
Investing activities
Purchases of AFS securities	(5,168.5)	(3,303.7)
Proceeds from sales and maturities of AFS securities	5,163.6	3,607.0
Net purchases of short-term accounts receivable	(200.1)	(104.8)
Purchases of property and equipment	(82.6)	(79.4)
Acquisition of businesses, net of cash acquired	—	(208.3)
Purchases of other assets, net	(15.1)	(20.5)
Net cash used in investing activities	(302.7)	(109.7)
Financing activities
Net change in client fund obligations	26.3	1,332.8
Net change in short-term borrowings	—	3.8
Dividends paid	(706.2)	(642.1)
Repurchases of common shares, including excise tax	(104.5)	(169.2)
Activity related to equity-based plans	8.0	7.0
Net cash (used in)/provided by financing activities	(776.4)	532.3
Net change in cash, restricted cash, and equivalents	(238.0)	1,426.9
Cash, restricted cash, and equivalents, beginning of period	1,897.0	2,134.9
Cash, restricted cash, and equivalents, end of period	$1,659.0	$3,561.8

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$1,202.1	$1,363.1
Restricted cash	63.1	47.9
Restricted cash and restricted cash equivalents included in funds held for clients	393.8	2,150.8
Total cash, restricted cash, and equivalents	$1,659.0	$3,561.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2024

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2024 (“fiscal 2024”). Operating results and cash flows for the six months ended November 30, 2024 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2025 (“fiscal 2025”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $25.1 million and $21.3 million as of November 30, 2024 and May 31, 2024, respectively. These balances include trade receivables for services provided to clients and receivables purchased from the Company's clients under non-recourse arrangements. Trade receivables were $144.7 million and $141.3 million as of November 30, 2024 and May 31, 2024, respectively. Purchased receivables, at gross, were $1.1 billion and $939.6 million as of November 30, 2024 and May 31, 2024, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and six months ended November 30, 2024 and November 30, 2023. No single client had a material impact on total accounts receivable as of November 30, 2024 and May 31, 2024 or service revenue and results of operations for the three and six months ended November 30, 2024 and November 30, 2023.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2024 and May 31, 2024, advance collections were $1.3 million and $0.7 million, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $16.4 million and $32.9 million for the three and six months ended November 30, 2024, and $14.7 million and $30.7 million for the three and six months ended November 30, 2023.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the six months ended November 30, 2024 that had a material impact on the Company's consolidated financial statements or disclosures.

Recently issued accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public business entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The requirements are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are required to be applied retrospectively. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2025, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its reportable segment disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods.

This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods, with early application permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Payroll wages and payroll taxes	$7,172.0	$6,646.9	$14,053.6	$13,061.5
State unemployment insurance (included in payroll wages and payroll taxes)	$23.4	$19.7	$46.4	$38.3
Guaranteed cost benefit plans	$167.5	$171.3	$333.3	$333.8

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Balance, beginning of period	$73.4	$67.0	$74.9	$62.0
Deferral of revenue	10.0	11.0	17.6	23.9
Recognition of unearned revenue	(9.4)	(8.2)	(18.5)	(16.1)
Balance, end of period	$74.0	$69.8	$74.0	$69.8

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of November 30, 2024, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2025 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2025	$17.9
2026	29.0
Thereafter	27.1
Total recognition of unearned revenue	$74.0

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2024 or November 30, 2023.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Balance, beginning of period	$602.9	$602.6	$609.4	$597.5
Capitalization of costs	49.9	53.7	95.2	109.4
Amortization	(52.1)	(51.3)	(103.9)	(101.9)
Balance, end of period	$600.7	$605.0	$600.7	$605.0

Costs to fulfill contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Balance, beginning of period	$76.2	$75.2	$76.6	$75.3
Capitalization of costs	6.3	7.2	12.6	13.7
Amortization	(6.7)	(6.6)	(13.4)	(13.2)
Balance, end of period	$75.8	$75.8	$75.8	$75.8

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2024	2023	2024	2023
Basic earnings per share:
Net income	$413.4	$392.7	$840.8	$811.9
Weighted-average common shares outstanding	360.0	360.5	360.1	360.6
Basic earnings per share	$1.15	$1.09	$2.34	$2.25
Diluted earnings per share:
Net income	$413.4	$392.7	$840.8	$811.9
Weighted-average common shares outstanding	360.0	360.5	360.1	360.6
Dilutive effect of common share equivalents	1.7	1.6	1.7	1.8
Weighted-average common shares outstanding, assuming dilution	361.7	362.1	361.8	362.4
Diluted earnings per share	$1.14	$1.08	$2.32	$2.24
Weighted-average anti-dilutive common share equivalents	0.3	0.8	0.4	0.7

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

Note E: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Interest income on corporate investments	$15.8	$20.3	$35.7	$41.8
Interest expense	(9.5)	(8.5)	(19.1)	(17.9)
Other	(0.7)	(0.1)	(0.6)	0.6
Other income, net	$5.6	$11.7	$16.0	$24.5

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	November 30, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$393.8	$—	$—	$393.8
AFS securities:
Asset-backed securities	143.9	0.8	(0.2)	144.5
Corporate bonds	1,407.5	6.3	(11.9)	1,401.9
Municipal bonds	1,048.2	0.5	(59.1)	989.6
U.S. government agency and treasury securities	903.2	1.7	(24.0)	880.9
Total AFS securities	3,502.8	9.3	(95.2)	3,416.9
Other	32.1	5.1	(0.8)	36.4
Total funds held for clients and corporate investments	$3,928.7	$14.4	$(96.0)	$3,847.1

	May 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$380.3	$—	$—	$380.3
AFS securities:
Asset-backed securities	135.7	0.1	(1.1)	134.7
Corporate bonds	1,400.3	1.3	(32.8)	1,368.8
Municipal bonds	1,060.1	0.2	(86.9)	973.4
U.S. government agency and treasury securities	896.0	0.1	(43.4)	852.7
Total AFS securities	3,492.1	1.7	(164.2)	3,329.6
Other	32.3	3.2	(1.6)	33.9
Total funds held for clients and corporate investments	$3,904.7	$4.9	$(165.8)	$3,743.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of November 30, 2024 were bank demand deposit accounts and money market funds.

Included in asset-backed securities as of November 30, 2024 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through November 30, 2024.

Included in corporate bonds as of November 30, 2024 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from December 15, 2024 through July 23, 2030.

Included in municipal bonds as of November 30, 2024 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from December 1, 2024 through August 1, 2032.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	November 30,	May 31,
In millions	2024	2024
Funds held for clients	$3,809.1	$3,706.2
Corporate investments	38.0	33.9
Long-term corporate investments	—	3.7
Total funds held for clients and corporate investments	$3,847.1	$3,743.8

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

The Company’s AFS securities reflected net unrealized losses of $85.9 million and $162.5 million as of November 30, 2024 and May 31, 2024, respectively. Included in net unrealized losses as of November 30, 2024 and May 31, 2024, were 727 and 957 AFS securities in an unrealized loss position, representing approximately 73% and 95% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	November 30, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$17.4	$(0.2)	$8.6	$(0.2)	$26.0
Corporate bonds	(1.3)	359.8	(10.6)	335.8	(11.9)	695.6
Municipal bonds	(3.2)	47.1	(55.9)	912.8	(59.1)	959.9
U.S. government agency and treasury securities	(0.8)	177.1	(23.2)	525.9	(24.0)	703.0
Total	$(5.3)	$601.4	$(89.9)	$1,783.1	$(95.2)	$2,384.5

	May 31, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.4)	$77.4	$(0.7)	$43.0	$(1.1)	$120.4
Corporate bonds	(8.4)	620.8	(24.4)	647.8	(32.8)	1,268.6
Municipal bonds	(8.0)	102.5	(78.9)	864.7	(86.9)	967.2
U.S. government agency and treasury securities	(6.2)	268.2	(37.2)	547.2	(43.4)	815.4
Total	$(23.0)	$1,068.9	$(141.2)	$2,102.7	$(164.2)	$3,171.6

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of November 30, 2024 that had gross unrealized losses of $95.2 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2024 and as of May 31, 2024 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2024	2023	2024	2023
Gross realized gains	$0.0	$0.0	$0.0	$0.0
Gross realized losses	(0.0)	—	(0.0)	(0.0)
Net realized gains/(losses)	$0.0	$0.0	$0.0	$(0.0)

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2024 are shown below by expected maturity.

	November 30, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$394.3	$388.6
Due after one year through three years	1,775.9	1,713.1
Due after three years through five years	1,087.4	1,068.7
Due after five years	245.2	246.5
Total	$3,502.8	$3,416.9

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$29.9	$29.9	$—	$—
U.S. government agency and treasury securities	—	—	—	—
Total restricted and unrestricted cash equivalents	$29.9	$29.9	$—	$—
AFS securities:
Asset-backed securities	$144.5	$—	$144.5	$—
Corporate bonds	1,401.9	—	1,401.9	—
Municipal bonds	989.6	—	989.6	—
U.S. government agency and treasury securities	880.9	—	880.9	—
Total AFS securities	$3,416.9	$—	$3,416.9	$—
Other	$36.4	$36.4	$—	$—
Liabilities:
Other long-term liabilities	$36.4	$36.4	$—	$—

	May 31, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$31.4	$31.4	$—	$—
U.S. government agency and treasury securities	386.4	—	386.4	—
Total restricted and unrestricted cash equivalents	$417.8	$31.4	$386.4	$—
AFS securities:
Asset-backed securities	$134.7	$—	$134.7	$—
Corporate bonds	1,368.8	—	1,368.8	—
Municipal bonds	973.4	—	973.4	—
U.S. government agency and treasury securities	852.7	—	852.7	—
Total AFS securities	$3,329.6	$—	$3,329.6	$—
Other	$33.9	$33.9	$—	$—
Liabilities:
Other long-term liabilities	$33.9	$33.9	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. As of November 30, 2024 and May 31, 2024, the fair value of long-term borrowings, net of debt issuance costs was $397.2 million and $391.8 million for the Senior Notes, Series A, respectively, and $395.5 million and $386.0 million for the Senior Notes, Series B, respectively.

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

Note H: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $29.3 million and $56.5 million for the three and six months ended November 30, 2024, respectively, compared to $32.0 million and $62.4 million for the three and six months ended November 30, 2023, respectively.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $12.4 million and $24.2 million for the three and six months ended November 30, 2024, respectively, compared to $12.9 million and $23.7 million for the three and six months ended November 30, 2023, respectively. Goodwill and intangible assets were recorded during the six months ended November 30, 2023 related to the acquisition of Alterna. The goodwill related to this acquisition is included in the Purchased Receivable reporting unit for goodwill impairment testing. Refer to Note D for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2024 or November 30, 2023.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 4.77% and 6.14% as of November 30, 2024 and May 31, 2024, respectively. The unused amount available under these credit facilities as of November 30, 2024 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2024.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $165.9 million and $168.5 million as of November 30, 2024 and May 31, 2024, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 01, 2024 and November 23, 2025. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2024 and November 30, 2023, or as of May 31, 2024.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2024. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2024.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $6.3 million as of November 30, 2024 and $2.9 million as of May 31, 2024.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2024. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 24.0% and 23.6% for the three and six months ended November 30, 2024, respectively, compared to 24.2% and 23.9% for the three and six months ended November 30, 2023, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2024 (the “second quarter”), the six months ended November 30, 2024 (the "six months"), the respective prior year periods ended November 30, 2023 (the “prior year periods”), and our financial condition as of November 30, 2024. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2024 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2024 (“fiscal 2024”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written statements made in this Form 10-Q may contain, and members of management may from time to time make or discuss statements which constitute, “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “outlook,” “will,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “may,” “possible,” “potential,” “should,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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

Second Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2024	2023	Change(2)	2024	2023	Change(2)
Total service revenue	$1,280.8	$1,226.4	4%	$2,561.8	$2,479.7	3%
Total revenue	$1,316.9	$1,257.9	5%	$2,635.4	$2,543.9	4%
Operating income	$538.1	$506.2	6%	$1,084.8	$1,042.5	4%
Net income	$413.4	$392.7	5%	$840.8	$811.9	4%
Adjusted net income(1)	$411.0	$391.6	5%	$832.2	$806.7	3%
Diluted earnings per share	$1.14	$1.08	6%	$2.32	$2.24	4%
Adjusted diluted earnings per share(1)	$1.14	$1.08	6%	$2.30	$2.23	3%
Dividends paid to stockholders	$352.8	$320.2	10%	$706.2	$642.1	10%

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

For further analysis of our results of operations for the second quarter and six months, the prior year periods, and our financial position as of November 30, 2024, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2024	2023	Change(1)	2024	2023	Change(1)
Revenue:
Management Solutions	$962.9	$930.7	3%	$1,924.6	$1,886.2	2%
PEO and Insurance Solutions	317.9	295.7	7%	637.2	593.5	7%
Total service revenue	1,280.8	1,226.4	4%	2,561.8	2,479.7	3%
Interest on funds held for clients	36.1	31.5	15%	73.6	64.2	15%
Total revenue	1,316.9	1,257.9	5%	2,635.4	2,543.9	4%
Total expenses	778.8	751.7	4%	1,550.6	1,501.4	3%
Operating income	538.1	506.2	6%	1,084.8	1,042.5	4%
Other income, net	5.6	11.7	n/m	16.0	24.5	n/m
Income before income taxes	543.7	517.9	5%	1,100.8	1,067.0	3%
Income taxes	130.3	125.2	4%	260.0	255.1	2%
Effective income tax rate	24.0%	24.2%		23.6%	23.9%
Net income	$413.4	$392.7	5%	$840.8	$811.9	4%
Diluted earnings per share	$1.14	$1.08	6%	$2.32	$2.24	4%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total revenue increased to $1.3 billion for the second quarter and $2.6 billion for the six months, reflecting increases of 5% and 4% respectively, compared to the prior year periods. Excluding the impact of the expiration of the Employee Retention Tax Credit ("ERTC") program, revenue growth for the second quarter and the six months was 7% and 6% respectively. The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $962.9 million for the second quarter and $1.9 billion for the six months, reflecting increases of 3% and 2%, respectively:
o
Growth in the number of clients served across our suite of HCM solutions and client worksite employees for HR solutions;
o
Higher product penetration, including HR solutions and retirement; and
o
Lower revenue from ancillary services, primarily due to the expiration of our ERTC program.

•
PEO and Insurance Solutions revenue: $317.9 million for the second quarter and $637.2 million for the six months, reflecting increases of 7% for each period:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $36.1 million for the second quarter and $73.6 million for the six months, reflecting increases of 15% for each period, primarily due to higher average interest rates and average investment balances.

We invest in highly liquid, investment-grade fixed income securities and do not utilize derivative instruments to manage interest rate risk.

Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2024	2023	Change(1)	2024	2023	Change(1)
Average investment balances:
Funds held for clients	$4,252.3	$4,036.3	5%	$4,269.2	$4,096.6	4%
Corporate cash equivalents and investments	1,471.4	1,540.3	(4)%	1,545.6	1,623.5	(5)%
Total	$5,723.7	$5,576.6	3%	$5,814.8	$5,720.1	2%
Average interest rates earned (exclusive of net realized gains):
Funds held for clients	3.4%	3.1%		3.4%	3.1%
Corporate cash equivalents and investments	4.3%	5.3%		4.6%	5.1%
Combined funds held for clients and corporate cash equivalents and investments	3.6%	3.7%		3.8%	3.7%

Total net realized gains/(losses)	$0.0	$0.0		$0.0	$(0.0)

(1) Percentage changes are calculated based on unrounded numbers.

	November 30,	May 31,
$ in millions	2024	2024
Net unrealized losses on available for sale (“AFS”) securities (1)	$(85.9)	$(162.5)
Federal Funds rate (2)	4.75%	5.50%
Total fair value of AFS securities	$3,416.9	$3,329.6
Weighted-average duration of AFS securities in years (3)	2.4	2.7
Weighted-average yield-to-maturity of AFS securities (3)	3.1%	3.0%

(1) The net unrealized loss on our investment portfolio was approximately $103.3 million as of December 18, 2024. Refer to Note F in the Notes to Consolidated Financial Statements and the "Market Risk Factors" caption contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 4.50% to 4.75% as of November 30, 2024 and 5.25% to 5.50% as of May 31, 2024. Effective December 19, 2024, the Federal Reserve decreased the Federal Funds rate to a range of 4.25% to 4.50%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2024	2023	Change(1)	2024	2023	Change(1)
Compensation-related expenses	$454.4	$452.6	0%	$905.7	$907.9	(0)%
PEO direct insurance costs	130.8	111.5	17%	261.1	221.7	18%
Depreciation and amortization	41.7	44.9	(7)%	80.7	86.1	(6)%
Other expenses	151.9	142.7	6%	303.1	285.7	6%
Total expenses	$778.8	$751.7	4%	$1,550.6	$1,501.4	3%

(1) Percentage changes are calculated based on unrounded numbers.

Total expenses increased 4% to $778.8 million for the second quarter and 3% to $1.6 billion for the six months, compared to the prior year periods. Total expenses increased as a result of the following:

•
PEO direct insurance costs: $130.8 million for the second quarter and $261.1 million for the six months, reflecting increases of 17% and 18% respectively, related to growth in average worksite employees and PEO insurance revenues.
•
Other expenses: $151.9 million for the second quarter and $303.1 million for the six months, reflecting an increase of 6% for each period, primarily related to continued investment in technology, sales, and marketing.

Operating income: Operating income increased 6% to $538.1 million for the second quarter and 4% to $1.1 billion for the six months, as a result of revenue growth which outpaced expense increases as previously discussed. Operating income for both periods was impacted by the expiration of the ERTC program.

Operating margin (operating income as a percentage of total revenue) was as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2024	2023	2024	2023
Operating margin	40.9%	40.2%	41.2%	41.0%

Other income, net: Other income, net decreased $6.1 million to $5.6 million for the second quarter and $8.5 million to $16.0 million for the six months, primarily as a result of lower average interest rates earned on our corporate investments as well as lower average investment balances.

Income taxes: Our effective income tax rate was 24.0% for the second quarter and 23.6% for the six months, compared to 24.2% and 23.9%, for the prior year periods, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted net income, adjusted diluted earnings per share, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2024	2023	Change	2024	2023	Change
Net income	$413.4	$392.7	5%	$840.8	$811.9	4%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(2.4)	(1.1)		(8.6)	(5.2)
Adjusted net income	$411.0	$391.6	5%	$832.2	$806.7	3%

Diluted earnings per share(2)	$1.14	$1.08	6%	$2.32	$2.24	4%
Non-GAAP adjustments:
Excess tax benefits related to employee stock-based compensation payments(1)	(0.01)	—		(0.02)	(0.01)
Adjusted diluted earnings per share	$1.14	$1.08	6%	$2.30	$2.23	3%

Net income	$413.4	$392.7	5%	$840.8	$811.9	4%
Non-GAAP adjustments:
Interest income, net	(6.3)	(11.8)		(16.6)	(23.9)
Income taxes	130.3	125.2		260.0	255.1
Depreciation and amortization expense	41.7	44.9		80.7	86.1
Total non-GAAP adjustments	165.7	158.3		324.1	317.3
EBITDA	$579.1	$551.0	5%	$1,164.9	$1,129.2	3%

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of November 30, 2024 remained strong with cash, restricted cash, and total corporate investments of $1.3 billion. Short-term borrowings of $18.2 million and long-term borrowings of $800.0 million were outstanding as of November 30, 2024. Our unused capacity under our unsecured credit facilities was approximately $2.0 billion as of November 30, 2024. Our primary source of cash is our ongoing operations, which was $841.1 million for the six months. Our positive cash flows have allowed us to support our business, and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of November 30, 2024, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, and the servicing of long-term debt for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of November 30, 2024 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

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

Details of our credit facilities as of November 30, 2024 were as follows:

		Maximum	November 30, 2024
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.2	231.8
Total Lines of Credit Outstanding and Available			$18.2	$1,981.8

Amounts outstanding under the PNC credit facility as of November 30, 2024 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the second quarter were as follows:

	For the three months ended November 30, 2024
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	3	—	91
Maximum amount borrowed	$201.5	$—	$243.9
Weighted-average amount borrowed	$104.3	$—	$26.0
Weighted-average interest rate	8.22%	—%	5.54%

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

Letters of credit: As of November 30, 2024, we had irrevocable standby letters of credit available totaling $165.9 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 01, 2024 and November 23, 2025. No amounts were outstanding on these letters of credit during the second quarter or as of November 30, 2024.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt. Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2024 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $6.3 million of capital assets as of November 30, 2024. In addition, we are involved in three limited partnership agreements to contribute a maximum of $30.0 million to venture capital funds in the financial technology sector. As of November 30, 2024, we have contributed approximately $24.1 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of November 30, 2024. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

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

Our investment portfolio incorporates both corporate cash and funds held for clients. Interest rates, market conditions, and our volatile cash flows are among several factors influencing our investment strategy directing the mix between long-term and VRDN AFS securities compared to short-term restricted cash and cash equivalents held in the investment portfolio. An investment portfolio strategy that favors larger balances held in restricted cash and cash equivalents may impact our investing activities due to the offsetting activity in the purchases and sales or maturities of AFS investments.

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

Summarized operating, investing, and financing cash flow information for the six months and the prior period:

	For the six months ended
	November 30,
In millions	2024	2023	Change
Net cash provided by operating activities	$841.1	$1,004.3	$(163.2)
Net cash used in investing activities	(302.7)	(109.7)	(193.0)
Net cash (used in)/provided by financing activities	(776.4)	532.3	(1,308.7)
Net change in cash, restricted cash, and equivalents	$(238.0)	$1,426.9	$(1,664.9)

Cash dividends per common share	$1.96	$1.78

The changes in our cash flow for the six months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2025

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2; offset by
•
Net increase in prepaid income taxes due to the timing of estimated tax payments as compared to the accrual of income tax expense;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; and
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2024 year-end bonuses.

Fiscal 2024

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes;
•
A net increase in refunds owed to our PEO clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act; offset by
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2023 year-end bonuses;
•
Increase in trade receivables due to timing of payroll operational cut-off and month-end and timing of cash collections on billing for ancillary services; and
•
Net increase in prepaid income taxes due to the timing of estimated tax payments as compared to the accrual of income tax expense.

Investing Cash Flow Activities

Fiscal 2025

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

•
Net purchase of short-term accounts receivable due to an increase in our client base, and funding to existing client base, and the timing of net cash collections; and
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; offset by
•
Net sales from AFS securities primarily due to a shift from investing in VRDNs to reinvesting in cash and cash equivalents due to more favorable interest rates. We had no VRDN holdings as of November 30, 2023 compared to $344.1 million as of May 31, 2023.

Financing Cash Flow Activities

Fiscal 2025

•
Cumulative dividends paid at $1.96 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and
•
Cash used to repurchase 0.8 million shares of our common stock at a weighted average price of $125.50 per share during the six months. All repurchased shares were retired upon acquisition; offset by
•
Increase in client fund obligations related to the timing of collections and remittances of client funds.

Fiscal 2024

•
Increase in client fund obligations related to the timing of collections and remittances of client funds. The accrual balance as of May 31, 2023 was impacted by the deferral of semi-weekly payroll tax payments due to the Memorial Day holiday; offset by
•
Cumulative dividends paid at $1.78 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board; and
•
Cash used to repurchase 1.5 million shares of our common stock at a weighted average price of $115.37 per share during the six months ended November 30, 2023. All repurchases were retired upon acquisition.

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our long-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in corporate bonds; municipal bonds; U.S. government agency securities; and VRDNs when available in the market. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two to three and one-quarter years.

During the six months, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments. We have not and do not utilize derivative financial instruments to manage our interest rate risk.

During the six months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.8% compared to 3.7% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of November 30, 2024 had an average duration of 2.4 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2024 are shown below by expected maturity.

	November 30, 2024
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$394.3	$388.6
Due after one year through three years	1,775.9	1,713.1
Due after three years through five years	1,087.4	1,068.7
Due after five years	245.2	246.5
Total	$3,502.8	$3,416.9

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2024, the Federal Funds rate was in the range of 4.50% to 4.75%. Effective December 19, 2024, the Federal Reserve decreased the Federal Funds rate to a range of 4.25% to 4.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $6.2 billion for the year ending May 31, 2025. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days and 55% invested in AFS securities, with an average duration of two to three and one-quarter years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $85.9 million as of November 30, 2024 and $162.5 million as of May 31, 2024. During the six months, the net unrealized loss on our investment portfolios ranged from a loss of $162.5 million to a loss of $46.7 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $103.3 million as of December 18, 2024.

As of November 30, 2024 and May 31, 2024, we had $3.4 billion and $3.3 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.1% as of November 30, 2024 and 3.0% as of May 31, 2024. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of November 30, 2024, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of November 30, 2024 were not impaired as a result of the previously discussed reasons. While $2.4 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $95.2 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of November 30, 2024 and May 31, 2024 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of November 30, 2024.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of November 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended November 30, 2024. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended November 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400.0 million of the Company’s common stock with authorization that expires on May 31, 2027. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the second quarter and $296.0 million remains available for share repurchases in total under this program.

During the second quarter, the Company paid $0.5 million in federal excise tax for net share repurchases made during the fiscal year ended May 31, 2024.

Item 5. Other Information

During the second quarter, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

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

PAYCHEX, INC.

Date:	December 19, 2024	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 19, 2024	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 19, 2024	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)