Form 10-Q
period 2025-02-28
PAYCHEX INC
filed 2025-03-26
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

As of February 28, 2025, 360,190,668 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Revenue:
Management Solutions	$1,100.7	$1,049.9	$3,025.3	$2,936.1
PEO and Insurance Solutions	365.4	345.5	1,002.6	939.0
Total service revenue	1,466.1	1,395.4	4,027.9	3,875.1
Interest on funds held for clients	42.9	43.9	116.5	108.1
Total revenue	1,509.0	1,439.3	4,144.4	3,983.2
Expenses:
Cost of service revenue	387.4	379.8	1,146.5	1,104.1
Selling, general and administrative expenses	429.8	409.7	1,221.3	1,186.8
Total expenses	817.2	789.5	2,367.8	2,290.9
Operating income	691.8	649.8	1,776.6	1,692.3
Other (expense)/income, net	(6.0)	9.4	10.0	33.9
Income before income taxes	685.8	659.2	1,786.6	1,726.2
Income taxes	166.5	160.6	426.5	415.7
Net income	$519.3	$498.6	$1,360.1	$1,310.5

Other comprehensive income, net of tax	2.3	22.0	55.5	14.7
Comprehensive income	$521.6	$520.6	$1,415.6	$1,325.2

Basic earnings per share	$1.44	$1.39	$3.78	$3.64
Diluted earnings per share	$1.43	$1.38	$3.76	$3.62
Weighted-average common shares outstanding	360.1	359.9	360.1	360.4
Weighted-average common shares outstanding, assuming dilution	362.0	361.7	361.9	362.2

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 28,	May 31,
	2025	2024
Assets
Cash and cash equivalents	$1,563.8	$1,468.9
Restricted cash	49.1	47.8
Corporate investments	37.2	33.9
Interest receivable	22.6	23.3
Accounts receivable, net of allowance for credit losses	1,244.8	1,059.6
PEO unbilled receivables, net of advance collections	597.9	542.4
Prepaid income taxes	18.3	47.5
Prepaid expenses and other current assets	359.4	321.9
Current assets before funds held for clients	3,893.1	3,545.3
Funds held for clients	4,183.9	3,706.2
Total current assets	8,077.0	7,251.5
Long-term corporate investments	—	3.7
Property and equipment, net of accumulated depreciation	451.2	411.7
Operating lease right-of-use assets, net of accumulated amortization	48.2	46.9
Intangible assets, net of accumulated amortization	175.6	194.5
Goodwill	1,877.8	1,882.7
Long-term deferred costs	472.3	477.1
Other long-term assets	119.5	115.0
Total assets	$11,221.6	$10,383.1
Liabilities
Accounts payable	$118.7	$104.3
Accrued corporate compensation and related items	157.8	135.0
Accrued worksite employee compensation and related items	746.8	662.4
Short-term borrowings	17.6	18.7
Deferred revenue	51.7	50.2
Other current liabilities	455.3	469.8
Current liabilities before client fund obligations	1,547.9	1,440.4
Client fund obligations	4,251.8	3,868.7
Total current liabilities	5,799.7	5,309.1
Accrued income taxes	118.2	102.6
Deferred income taxes	93.0	86.0
Long-term borrowings, net of debt issuance costs	799.0	798.6
Operating lease liabilities	47.1	49.0
Other long-term liabilities	248.0	236.8
Total liabilities	7,105.0	6,582.1
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.2 shares as of February 28, 2025 and 360.1 shares May 31, 2024	3.6	3.6
Additional paid-in capital	1,814.8	1,729.5
Retained earnings	2,387.8	2,213.0
Accumulated other comprehensive loss	(89.6)	(145.1)
Total stockholders’ equity	4,116.6	3,801.0
Total liabilities and stockholders’ equity	$11,221.6	$10,383.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash Flow Hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(120.7)	$—	$(24.4)	$(145.1)	$3,801.0
Net income	—	—	—	1,360.1	—	—	—	—	1,360.1
Unrealized gains/(losses), net of $23.2 million in tax expense	—	—	—	—	70.9	(15.9)	—	55.0	55.0
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	7.3	—	7.6	7.6
Cash dividends declared ($2.94 per share)	—	—	—	(1,058.9)	—	—	—	—	(1,058.9)
Repurchases of common shares, including excise taxes of $0.5 million (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	—	(104.5)
Stock-based compensation costs	—	—	50.5	—	—	—	—	—	50.5
Foreign currency translation adjustment	—	—	—	—	—	—	(7.1)	(7.1)	(7.1)
Activity related to equity-based plans	0.9	0.0	38.8	(25.9)	—	—	—	—	12.9
Balance as of February 28, 2025	360.2	$3.6	$1,814.8	$2,387.8	$(49.5)	$(8.6)	$(31.5)	$(89.6)	$4,116.6

	For the three months ended February 28, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash Flow Hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$—	$(28.8)	$(91.9)	$3,925.7
Net income	—	—	—	519.3	—	—	—	—	519.3
Unrealized gains/(losses), net of $4.3 million in tax expense	—	—	—	—	13.3	(15.9)	—	(2.6)	(2.6)
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	7.3	—	7.6	7.6
Cash dividends declared ($0.98 per share)	—	—	—	(353.2)	—	—	—	—	(353.2)
Repurchases of common shares, including excise taxes of $0.0 million (2)	—	—	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	17.6	—	—	—	—	—	17.6
Foreign currency translation adjustment	—	—	—	—	—	—	(2.7)	(2.7)	(2.7)
Activity related to equity-based plans	0.1	0.0	7.8	(2.9)	—	—	—	—	4.9
Balance as of February 28, 2025	360.2	$3.6	$1,814.8	$2,387.8	$(49.5)	(8.6)	$(31.5)	$(89.6)	$4,116.6

(1)
Reclassification adjustments to earnings on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income. Reclassification adjustments to earnings for the cash flow hedges relate to amortization of the excluded component of the initial fair value and are reflected in interest expense and included in other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintains a program to repurchase $400.0 million of its common stock, with authorization expiring May 31, 2027. The Company previously maintained a program to repurchase up to $400.0 million of its common stock, with an authorization that expired on January 31, 2024. The purpose of these programs is to manage common stock dilution.

	For the nine months ended February 29, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash Flow Hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2023	360.5	$3.6	$1,626.4	$2,023.1	$(130.3)	—	$(29.6)	$(159.9)	$3,493.2
Net income	—	—	—	1,310.5	—	—	—	—	1,310.5
Unrealized gains on securities, net of $3.5 million in tax expense	—	—	—	—	9.9	—	—	9.9	9.9
Reclassification adjustment for realized losses on securities, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	—	—	0.0	0.0
Cash dividends declared ($2.67 per share)	—	—	—	(962.3)	—	—	—	—	(962.3)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	—	—	—	(169.2)
Stock-based compensation costs	—	—	45.1	—	—	—	—	—	45.1
Foreign currency translation adjustment	—	—	—	—	—	—	4.8	4.8	4.8
Activity related to equity-based plans	1.0	0.0	37.2	(22.1)	—	—	—	—	15.1
Balance as of February 29, 2024	360.0	$3.6	$1,702.5	$2,186.2	$(120.4)	—	$(24.8)	$(145.2)	$3,747.1

	For the three months ended February 29, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash Flow Hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of November 30, 2023	359.8	$3.6	$1,678.6	$2,009.4	$(139.4)	—	$(27.8)	$(167.2)	$3,524.4
Net income	—	—	—	498.6	—	—	—	—	498.6
Unrealized gains on securities, net of $6.3 million in tax expense	—	—	—	—	19.0	—	—	19.0	19.0
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	—	(0.0)	(0.0)
Cash dividends declared ($0.89 per share)	—	—	—	(320.4)	—	—	—	—	(320.4)
Repurchases of common shares (2)	—	—	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	14.4	—	—	—	—	—	14.4
Foreign currency translation adjustment	—	—	—	—	—	—	3.0	3.0	3.0
Activity related to equity-based plans	0.2	0.0	9.5	(1.4)	—	—	—	—	8.1
Balance as of February 29, 2024	360.0	$3.6	$1,702.5	$2,186.2	$(120.4)	—	$(24.8)	$(145.2)	$3,747.1

(1)
Reclassification adjustments to earnings on the sale of AFS securities are reflected in interest on funds held for clients and other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income. Reclassification adjustments to earnings for the cash flow hedges relate to amortization of the excluded component of the initial fair value and are reflected in interest expense and included in other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock, with an authorization that expired on January 31, 2024. On January 19, 2024, the Company's Board of Directors approved a new repurchase plan authorizing up to $400 million of repurchases of its common stock, with authorization expiring on May 31, 2027. The purpose of these programs are to manage common stock dilution.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,	February 29,
	2025	2024
Operating activities
Net income	$1,360.1	$1,310.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123.8	130.9
Amortization of premiums and discounts on AFS securities, cash flow hedges and long-term debt, net	5.1	(4.7)
Amortization of deferred contract costs	176.6	173.4
Stock-based compensation costs	50.5	45.1
Benefit from deferred income taxes	(16.1)	(20.9)
Provision for credit losses	17.6	14.9
Net realized losses on sales of AFS securities	0.4	0.0
Premiums paid on cash flow hedges	(19.2)	—
Changes in operating assets and liabilities:
Interest receivable	0.7	1.6
Accounts receivable and PEO unbilled receivables, net	(99.9)	(3.5)
Prepaid expenses and other current assets	2.3	9.2
Accounts payable and other current liabilities	107.8	184.2
Deferred costs	(173.7)	(184.3)
Net change in other long-term assets and liabilities	25.4	21.6
Net change in operating lease right-of-use assets and liabilities	(4.3)	(2.0)
Net cash provided by operating activities	1,557.1	1,676.0
Investing activities
Purchases of AFS securities	(8,473.2)	(6,007.4)
Proceeds from sales and maturities of AFS securities	8,500.4	6,345.6
Net purchases of short-term accounts receivable	(153.3)	(101.8)
Purchases of property and equipment	(131.3)	(120.1)
Acquisition of businesses, net of cash acquired	—	(208.3)
Purchases of other assets, net	(24.3)	(25.8)
Net cash used in investing activities	(281.7)	(117.8)
Financing activities
Net change in client fund obligations	383.1	1,947.4
Net change in short-term borrowings	—	9.0
Dividends paid	(1,059.2)	(962.5)
Repurchases of common shares, including excise tax	(104.5)	(169.2)
Debt issuance fees	(11.4)	—
Activity related to equity-based plans	12.9	15.1
Net cash (used in)/provided by financing activities	(779.1)	839.8
Net change in cash, restricted cash, and equivalents	496.3	2,398.0
Cash, restricted cash, and equivalents, beginning of period	1,897.0	2,134.9
Cash, restricted cash, and equivalents, end of period	$2,393.3	$4,532.9

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$1,563.8	$1,693.6
Restricted cash	49.1	41.0
Restricted cash and restricted cash equivalents included in funds held for clients	780.4	2,798.3
Total cash, restricted cash, and equivalents	$2,393.3	$4,532.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2025

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is an industry-leading human capital management ("HCM") company delivering a full suite of technology and advisory services in human resources ("HR"), employee benefit solutions, insurance and payroll processing for small- to medium-sized businesses and their employees across the United States (“U.S.”) and parts of Europe. The Company also has operations in India. Paychex, a Delaware corporation formed in 1979, reports as one segment.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2024 (“fiscal 2024”). Operating results and cash flows for the nine months ended February 28, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2025 (“fiscal 2025”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses of $23.8 million and $21.3 million as of February 28, 2025 and May 31, 2024, respectively. These balances include trade receivables for services provided to clients and receivables purchased from the Company's clients under non-recourse arrangements. Trade receivables were $170.5 million and $141.3 million as of February 28, 2025 and May 31, 2024, respectively. Purchased receivables, at gross, were $1.1 billion and $939.6 million as of February 28, 2025 and May 31, 2024, respectively.

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

Accounts receivable are written off and charged against the allowance for credit losses when the Company has exhausted all collection efforts without success. The Company estimates its credit losses based on historical loss activity adjusted for current economic conditions and reasonable and supportable forecast factors, when applicable. The provision for the allowance for credit losses and accounts written off were not material for the three and nine months ended February 28, 2025 and February 29, 2024. No single client had a material impact on total accounts receivable as of February 28, 2025 and May 31, 2024 or service revenue and results of operations for the three and nine months ended February 28, 2025 and February 29, 2024.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 28, 2025 and May 31, 2024, advance collections were $0.6 million and $0.7 million, respectively.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $17.6 million and $50.5 million for the three and nine months ended February 28, 2025, and $14.4 million and $45.1 million for the three and nine months ended February 29, 2024.

Derivative Instruments: Interest rate swaption contracts (“Swaption Contracts”), qualifying as cash flow hedges of interest payments, are used to hedge a portion of the Company's exposure to fluctuations in benchmark interest rates related to the anticipated issuances of long-term fixed rate debt. At inception, a derivative asset is recorded for the fair value of the premiums paid. Changes to the fair value of these cash flow hedges is temporarily reported in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and reclassifed to earnings as the hedged item affects earnings. Refer to Note H Supplemental Information for additional information on the Company's Swaption Contracts.

We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the nine months ended February 28, 2025 that had a material impact on the Company's consolidated financial statements or disclosures.

Recently issued accounting pronouncements: In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU expands public business entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The requirements are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are required to be applied retrospectively. This ASU is applicable to the Company’s Annual Report on Form 10-K for fiscal 2025, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its reportable segment disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 as amended by subsequent ASUs on the topic requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Payroll wages and payroll taxes	$7,783.0	$7,317.0	$21,836.6	$20,378.5
State unemployment insurance (included in payroll wages and payroll taxes)	$81.5	$78.0	$127.9	$116.3
Guaranteed cost benefit plans	$172.6	$165.6	$505.9	$499.4

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Balance, beginning of period	$74.0	$69.8	$74.9	$62.0
Deferral of revenue	11.5	12.4	29.1	36.3
Recognition of unearned revenue	(9.9)	(8.9)	(28.4)	(25.0)
Balance, end of period	$75.6	$73.3	$75.6	$73.3

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 28, 2025, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2025 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2025	$9.4
2026	32.1
Thereafter	34.1
Total recognition of unearned revenue	$75.6

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2025 or February 29, 2024.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Balance, beginning of period	$600.7	$605.0	$609.4	$597.5
Capitalization of costs	59.0	53.7	154.2	163.1
Amortization	(52.6)	(51.6)	(156.5)	(153.5)
Balance, end of period	$607.1	$607.1	$607.1	$607.1

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Balance, beginning of period	$75.8	$75.8	$76.6	$75.3
Capitalization of costs	6.9	7.5	19.5	21.2
Amortization	(6.7)	(6.7)	(20.1)	(19.9)
Balance, end of period	$76.0	$76.6	$76.0	$76.6

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions, except per share amounts	2025	2024	2025	2024
Basic earnings per share:
Net income	$519.3	$498.6	$1,360.1	$1,310.5
Weighted-average common shares outstanding	360.1	359.9	360.1	360.4
Basic earnings per share	$1.44	$1.39	$3.78	$3.64
Diluted earnings per share:
Net income	$519.3	$498.6	$1,360.1	$1,310.5
Weighted-average common shares outstanding	360.1	359.9	360.1	360.4
Dilutive effect of common share equivalents	1.9	1.8	1.8	1.8
Weighted-average common shares outstanding, assuming dilution	362.0	361.7	361.9	362.2
Diluted earnings per share	$1.43	$1.38	$3.76	$3.62
Weighted-average anti-dilutive common share equivalents	0.0	0.6	0.3	0.6

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

On January 7, 2025, the Company entered into a definitive agreement to acquire Paycor HCM, Inc. ("Paycor") in an all-cash transaction for $22.50 per eligible share, without interest (the "Acquisition"). The Company expects the Acquisition will enhance its capabilities up market, broaden its suite of AI-driven HR Technology capabilities, and provide new channels for sustained long-term growth. The waiting period with respect to the consummation of the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 21, 2025. The expiration of the waiting period satisfies one of the major conditions to the closing of the Acquisition, which remains subject to other customary closing conditions. The Company currently has a bridge commitment letter ("Bridge Loan Commitment") in place and expects to have long-term fixed financing in place prior to closing. The Acquisition is expected to close in April 2025, subject to customary closing conditions.

Note E: Other (Expense)/Income, Net

Other (expense)/income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Interest income on corporate investments	$16.6	$19.3	$52.3	$61.1
Interest expense	(22.6)	(9.9)	(41.7)	(27.8)
Other	(0.0)	(0.0)	(0.6)	0.6
Other (expense)/income, net	$(6.0)	$9.4	$10.0	$33.9

During the three months ended February 28, 2025, the Company entered into a Bridge Loan Commitment and executed three Swaption Contracts in connection with its pending acquisition of Paycor. This resulted in an additional $13.2 million of expense related to the amortization of debt issuance costs on the Bridge Loan Commitment and the excluded component of the initial fair value of the Swaption Contracts. These amounts are included in interest expense in the above table and in other (expense)/income, net on the Consolidated Statements of Income and Comprehensive Income. Refer to Note G Fair Value Measurements and Note H Supplemental Information for further discussion of the Bridge Loan Commitment and Swaption Contracts.

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	February 28, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$780.4	$—	$—	$780.4
AFS securities:
Asset-backed securities	166.9	1.1	(0.1)	167.9
Corporate bonds	1,358.3	7.2	(8.9)	1,356.6
Municipal bonds	1,043.1	0.5	(50.7)	992.9
U.S. government agency and treasury securities	904.7	2.4	(19.4)	887.7
Total AFS securities	3,473.0	11.2	(79.1)	3,405.1
Other	33.0	3.7	(1.1)	35.6
Total funds held for clients and corporate investments	$4,286.4	$14.9	$(80.2)	$4,221.1

	May 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$380.3	$—	$—	$380.3
AFS securities:
Asset-backed securities	135.7	0.1	(1.1)	134.7
Corporate bonds	1,400.3	1.3	(32.8)	1,368.8
Municipal bonds	1,060.1	0.2	(86.9)	973.4
U.S. government agency and treasury securities	896.0	0.1	(43.4)	852.7
Total AFS securities	3,492.1	1.7	(164.2)	3,329.6
Other	32.3	3.2	(1.6)	33.9
Total funds held for clients and corporate investments	$3,904.7	$4.9	$(165.8)	$3,743.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 28, 2025 were bank demand deposit accounts, money market funds, and U.S. government agency and treasury securities.

Included in asset-backed securities as of February 28, 2025 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 28, 2025.

Included in corporate bonds as of February 28, 2025 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 6, 2025 through July 23, 2030.

Included in municipal bonds as of February 28, 2025 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from March 1, 2025 through August 1, 2032.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	February 28,	May 31,
In millions	2025	2024
Funds held for clients	$4,183.9	$3,706.2
Corporate investments	37.2	33.9
Long-term corporate investments	—	3.7
Total funds held for clients and corporate investments	$4,221.1	$3,743.8

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

The Company’s AFS securities reflected net unrealized losses of $67.9 million and $162.5 million as of February 28, 2025 and May 31, 2024, respectively. Included in net unrealized losses as of February 28, 2025 and May 31, 2024, were 658 and 957 AFS securities in an unrealized loss position, representing approximately 68% and 95% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 28, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$3.0	$(0.1)	$6.0	$(0.1)	$9.0
Corporate bonds	(0.6)	249.2	(8.3)	280.3	(8.9)	529.5
Municipal bonds	(1.7)	29.5	(49.0)	922.3	(50.7)	951.8
U.S. government agency and treasury securities	(0.4)	78.4	(19.0)	529.5	(19.4)	607.9
Total	$(2.7)	$360.1	$(76.4)	$1,738.1	$(79.1)	$2,098.2

	May 31, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.4)	$77.4	$(0.7)	$43.0	$(1.1)	$120.4
Corporate bonds	(8.4)	620.8	(24.4)	647.8	(32.8)	1,268.6
Municipal bonds	(8.0)	102.5	(78.9)	864.7	(86.9)	967.2
U.S. government agency and treasury securities	(6.2)	268.2	(37.2)	547.2	(43.4)	815.4
Total	$(23.0)	$1,068.9	$(141.2)	$2,102.7	$(164.2)	$3,171.6

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 28, 2025 that had gross unrealized losses of $79.1 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2025 and as of May 31, 2024 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
In millions	2025	2024	2025	2024
Gross realized gains	$0.0	$0.0	$0.0	$0.0
Gross realized losses	(0.4)	—	(0.4)	(0.0)
Net realized (losses)/gains	$(0.4)	$0.0	$(0.4)	$(0.0)

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2025 are shown below by expected maturity.

	February 28, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$460.1	$455.4
Due after one year through three years	1,921.7	1,868.4
Due after three years through five years	879.5	867.9
Due after five years	211.7	213.4
Total	$3,473.0	$3,405.1

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$58.1	$58.1	$—	$—
U.S. government agency and treasury securities	888.6	—	888.6	—
Total restricted and unrestricted cash equivalents	$946.7	$58.1	$888.6	$—
AFS securities:
Asset-backed securities	$167.9	$—	$167.9	$—
Corporate bonds	1,356.6	—	1,356.6	—
Municipal bonds	992.9	—	992.9	—
U.S. government agency and treasury securities	887.7	—	887.7	—
Total AFS securities	$3,405.1	$—	$3,405.1	$—
Interest Rate Swaption Contracts	$3.4	$—	$3.4	$—
Other	$35.6	$35.6	$—	$—
Liabilities:
Other long-term liabilities	$35.6	$35.6	$—	$—

	May 31, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Money market securities	$31.4	$31.4	$—	$—
U.S. government agency and treasury securities	386.4	—	386.4	—
Total restricted and unrestricted cash equivalents	$417.8	$31.4	$386.4	$—
AFS securities:
Asset-backed securities	$134.7	$—	$134.7	$—
Corporate bonds	1,368.8	—	1,368.8	—
Municipal bonds	973.4	—	973.4	—
U.S. government agency and treasury securities	852.7	—	852.7	—
Total AFS securities	$3,329.6	$—	$3,329.6	$—
Interest Rate Swaption Contracts	$—	—	—	—
Other	$33.9	$33.9	$—	$—
Liabilities:
Other long-term liabilities	$33.9	$33.9	$—	$—

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

Swaption Contracts are considered a Level 2 asset as they are remeasured on a recurring basis using observable market inputs, such as forward curves, volatility levels, discount, and interest rates with gains and losses reported through other comprehensive income on the Consolidated Statements of Income and Comprehensive Income.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. As of February 28, 2025 and May 31, 2024, the fair value of long-term borrowings, net of debt issuance costs was $398.2 million and $391.8 million for the Senior Notes, Series A, respectively, and $395.5 million and $386.0 million for the Senior Notes, Series B, respectively.

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

Note H: Supplemental Information

Property and equipment, net of accumulated depreciation: Depreciation expense was $30.3 million and $86.8 million for the three and nine months ended February 28, 2025, respectively, compared to $32.3 million and $94.7 million for the three and nine months ended February 29, 2024, respectively.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $12.8 million and $37.0 million for the three and nine months ended February 28, 2025, respectively, compared to $12.5 million and $36.2 million for the three and nine months ended February 29, 2024, respectively. Goodwill and intangible assets were recorded during the nine months ended February 29, 2024 related to the acquisition of Alterna. The goodwill related to this acquisition is included in the Purchased Receivable reporting unit for goodwill impairment testing. Refer to Note D Business Combinations for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 28, 2025 or February 29, 2024.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 4.11% and 6.14% as of February 28, 2025 and May 31, 2024, respectively. The unused amount available under these credit facilities as of February 28, 2025 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2025.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $168.7 million and $168.5 million as of February 28, 2025 and May 31, 2024, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2025 and February 28, 2026. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2025 and February 29, 2024, or as of May 31, 2024.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2024. The Company’s long-term debt agreement contains customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2025.

Bridge Loan Commitment: On January 7, 2025, the Company and a Company subsidiary, Paychex of New York, LLC, entered into a Bridge Loan Commitment with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which JPM committed to provide a 364-day senior unsecured credit facility of up to $3.5 billion for the acquisition of Paycor, including related fees and expenses. The Company incurred $11.4 million in debt financing fees, including structuring and commitment fees, which were capitalized as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are recognized as interest expense on a straight-line basis until the expected issuance date for permanent financing. There were no borrowings under the Bridge Loan Commitment as of February 28, 2025 or for the period from January 7, 2025 to February 28, 2025.

The Company and certain subsidiaries will guarantee any borrowings that are made under the Bridge Loan Commitment. The Bridge Loan Commitment contains various financial and operational covenants that would have been applicable to any borrowings under the Bridge Loan Commitment and that are usual and customary for such arrangements. If such covenants were in effect, the Company would have been in compliance with all of these covenants as of February 28, 2025.

Interest Rate Swaption Contracts: On January 31, 2025, the Company executed three Swaption Contracts with JPM. The Swaption Contracts qualify as cash flow hedges, have an aggregate notional amount of $3.0 billion, and are being utilized to manage exposure to fluctuations in benchmark interest rates associated with the anticipated issuance of long-term fixed rate debt to fund the planned acquisition of Paycor. At inception, the Company recorded Swaption Contract assets related to paid premiums of $19.2 million. The fair value of the Swaption Contract assets is classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. Refer to Note G: Fair Value Measurements for additional information on the Company's Swaption Contracts.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $6.1 million as of February 28, 2025 and $2.9 million as of May 31, 2024.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers, directors, and fiduciaries of certain of its retirement plans, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2025. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 24.3% and 23.9% for the three and nine months ended February 28, 2025, respectively, compared to 24.4% and 24.1% for the three and nine months ended February 29, 2024, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2025 (the “third quarter”), the nine months ended February 28, 2025 (the "nine months"), the respective prior year periods ended February 29, 2024 (the “prior year periods”), and our financial condition as of February 28, 2025. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2025 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2024 (“fiscal 2024”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written statements made in this Form 10-Q may contain, and members of management may from time to time make or discuss statements which constitute, “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “outlook,” “will,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “look forward,” “may,” “possible,” “potential,” “should,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections, and the pending acquisition of Paycor HCM, Inc. ("Paycor").

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
•
risks related to acquisitions and the integration of the businesses we acquire, including risks related to the acquisition and integration of Paycor;
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

On January 7, 2025, we entered into an agreement to acquire Paycor, a leading provider of HCM, payroll and talent software, in an all-cash transaction for $22.50 per eligible share, representing an enterprise value of approximately $4.1 billion. This acquisition will extend our upmarket position and expand our suite of HR technology and advisory solutions. This acquisition is expected to close in April 2025, subject to customary closing conditions. Refer to the “Liquidity and Capital Resources” section of this Item 2 for additional information.

Third Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions, except per share amounts	2025	2024	Change(2)	2025	2024	Change(2)
Total service revenue	$1,466.1	$1,395.4	5%	$4,027.9	$3,875.1	4%
Total revenue	$1,509.0	$1,439.3	5%	$4,144.4	$3,983.2	4%
Operating income	$691.8	$649.8	6%	$1,776.6	$1,692.3	5%
Adjusted operating income(1)	$708.5	$649.8	9%	$1,793.3	$1,692.3	6%
Net income	$519.3	$498.6	4%	$1,360.1	$1,310.5	4%
Adjusted net income(1)	$541.1	$498.3	9%	$1,373.3	$1,305.0	5%
Diluted earnings per share	$1.43	$1.38	4%	$3.76	$3.62	4%
Adjusted diluted earnings per share(1)	$1.49	$1.38	8%	$3.79	$3.60	5%
Dividends paid to stockholders	$353.0	$320.4	10%	$1,059.2	$962.5	10%

(1)
Adjusted operating income, adjusted net income and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of operating income, net income, and diluted earnings per share.
(2)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for the third quarter and nine months, the prior year periods, and our financial position as of February 28, 2025, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions, except per share amounts	2025	2024	Change(1)	2025	2024	Change(1)
Revenue:
Management Solutions	$1,100.7	$1,049.9	5%	$3,025.3	$2,936.1	3%
PEO and Insurance Solutions	365.4	345.5	6%	1,002.6	939.0	7%
Total service revenue	1,466.1	1,395.4	5%	4,027.9	3,875.1	4%
Interest on funds held for clients	42.9	43.9	(2)%	116.5	108.1	8%
Total revenue	1,509.0	1,439.3	5%	4,144.4	3,983.2	4%
Total expenses	817.2	789.5	4%	2,367.8	2,290.9	3%
Operating income	691.8	649.8	6%	1,776.6	1,692.3	5%
Other (expense)/income, net	(6.0)	9.4	n/m	10.0	33.9	n/m
Income before income taxes	685.8	659.2	4%	1,786.6	1,726.2	4%
Income taxes	166.5	160.6	4%	426.5	415.7	3%
Effective income tax rate	24.3%	24.4%		23.9%	24.1%
Net income	$519.3	$498.6	4%	$1,360.1	$1,310.5	4%
Diluted earnings per share	$1.43	$1.38	4%	$3.76	$3.62	4%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total revenue increased to $1.5 billion for the third quarter and $4.1 billion for the nine months, reflecting increases of 5% and 4% respectively, compared to the prior year periods. Excluding the impact of the expiration of the Employee Retention Tax Credit ("ERTC") program, revenue growth for both the third quarter and the nine months was 6%. The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $1.1 billion for the third quarter and $3.0 billion for the nine months, reflecting increases of 5% and 3%, respectively:
o
Continued growth in the number of clients served across our suite of HCM solutions and client worksite employees for HR solutions;
o
Higher revenue per client resulting from price realization and product penetration, including HR solutions and retirement; and
o
Lower revenue from ancillary services, primarily due to the expiration of our ERTC program during the three-month period ended February 29, 2024.

•
PEO and Insurance Solutions revenue: $365.4 million for the third quarter and $1.0 billion for the nine months, reflecting increases of 6% and 7%, respectively:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $42.9 million for the third quarter reflecting a decrease of 2%, primarily due to lower average interest rates. $116.5 million for the nine months, reflecting an increase of 8%, primarily due to higher average interest rates and average investment balances.

We invest in highly liquid, investment-grade fixed income securities. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2025	2024	Change(1)	2025	2024	Change(1)
Average investment balances:
Funds held for clients	$5,116.8	$4,975.7	3%	$4,551.7	$4,389.6	4%
Corporate cash equivalents and investments	1,541.4	1,526.8	1%	1,544.3	1,591.3	(3)%
Total	$6,658.2	$6,502.5	2%	$6,096.0	$5,980.9	2%
Average interest rates earned (exclusive of net realized (losses)/gains):
Funds held for clients	3.4%	3.5%		3.4%	3.3%
Corporate cash equivalents and investments	4.3%	5.1%		4.5%	5.1%
Combined funds held for clients and corporate cash equivalents and investments	3.6%	3.9%		3.7%	3.8%

Total net realized (losses)/gains	$(0.4)	$0.0		$(0.4)	$(0.0)

(1) Percentage changes are calculated based on unrounded numbers.

	February 28,	May 31,
$ in millions	2025	2024
Net unrealized losses on available for sale (“AFS”) securities (1)	$(67.9)	$(162.5)
Federal Funds rate (2)	4.50%	5.50%
Total fair value of AFS securities	$3,405.1	$3,329.6
Weighted-average duration of AFS securities in years (3)	2.2	2.7
Weighted-average yield-to-maturity of AFS securities (3)	3.1%	3.0%

(1) The net unrealized loss on our investment portfolio was approximately $70.2 million as of March 24, 2025. Refer to Note F in the Notes to Consolidated Financial Statements and the "Market Risk Factors" caption contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 4.25% to 4.50% as of February 28, 2025 and 5.25% to 5.50% as of May 31, 2024.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: The following table summarizes the total combined cost of service revenue and selling, general and administrative expenses for the periods below:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
In millions	2025	2024	Change(1)	2025	2024	Change(1)
Compensation-related expenses	$455.7	$461.6	(1)%	$1,361.4	$1,369.5	(1)%
PEO direct insurance costs	127.7	119.8	7%	388.8	341.5	14%
Depreciation and amortization	43.1	44.8	(4)%	123.8	130.9	(5)%
Acquisition-related costs	16.7	—	n/m	16.7	—	n/m
Other expenses	174.0	163.3	7%	477.1	449.0	6%
Total expenses	$817.2	$789.5	4%	$2,367.8	$2,290.9	3%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total expenses increased 4% to $817.2 million for the third quarter and 3% to $2.4 billion for the nine months, compared to the prior year periods. Total expenses increased as a result of the following:

•
PEO direct insurance costs: $127.7 million for the third quarter and $388.8 million for the nine months, reflecting increases of 7% and 14% respectively, related to growth in average worksite employees and PEO insurance revenues.
•
Acquisition-related costs: $16.7 million in the third quarter and nine months, primarily reflecting third-party professional service fees related to the pending Paycor acquisition.
•
Other expenses: $174.0 million for the third quarter and $477.1 million for the nine months, reflecting increases of 7% and 6% respectively, primarily related to continued investment in technology, general cost increases to support business growth, and the benefit from a sales tax audit recognized in the three-month period ended February 29, 2024. In addition, the increase for the nine months included continued investment in sales and marketing.

Total expenses, excluding acquisition-related costs noted above, increased 1% to $800.5 million for the third quarter and 3% to $2.4 billion for the nine months, compared to the prior year periods.

Operating income: Operating income increased 6% to $691.8 million for the third quarter and 5% to $1.8 billion for the nine months, as a result of revenue growth which outpaced expense increases as previously discussed. Adjusted operating income(1), which excludes the impact of the acquisition-related costs, increased 9% to $708.5 million for the third quarter and 6% to $1.8 billion for the nine months. Operating income for both periods was impacted by the expiration of the ERTC program.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (operating income, as adjusted for acquisition-related costs, as a percentage of total revenue) were as follows:

	For the three months ended		For the nine months ended
	February 28,	February 29,	February 28,	February 29,
	2025	2024	2025	2024
Operating margin	45.8%	45.1%	42.9%	42.5%
Adjusted operating margin (1)	46.9%	45.1%	43.3%	42.5%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

Other (expense)/income, net: Other (expense)/income, net decreased $15.4 million to expense of $6.0 million for the third quarter and decreased $23.9 million to income of $10.0 million for the nine months, primarily as a result of acquisition-related costs associated with the pending Paycor acquisition recognized in interest expense and lower average interest rates earned on our corporate investments.

Income taxes: Our effective income tax rate was 24.3% for the third quarter and 23.9% for the nine months, compared to 24.4% and 24.1%, for the prior year periods, respectively. All periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted other income, net, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,	February 29,		February 28,	February 29,
$ in millions	2025	2024	Change	2025	2024	Change
Operating income	$691.8	$649.8	6%	$1,776.6	$1,692.3	5%
Non-GAAP adjustments:
Acquisition-related costs(1)	16.7	—		16.7	—
Adjusted operating income	$708.5	$649.8	9%	$1,793.3	$1,692.3	6%
Adjusted operating margin	46.9%	45.1%		43.3%	42.5%

Other (expense)/income, net	$(6.0)	$9.4	n/m	$10.0	$33.9	n/m
Non-GAAP adjustments:
Acquisition-related costs(1)	13.2	—		13.2	—
Adjusted other income, net	$7.2	$9.4	(23)%	$23.2	$33.9	(31)%

Net income	$519.3	$498.6	4%	$1,360.1	$1,310.5	4%
Non-GAAP adjustments:
Acquisition-related costs(1)	29.9	—		29.9	—
Income tax (benefit)/provision for acquisition-related costs	(7.3)	—		(7.3)	—
Excess tax benefits related to employee stock-based compensation payments(2)	(0.8)	(0.3)		(9.4)	(5.5)
Adjusted net income	$541.1	$498.3	9%	$1,373.3	$1,305.0	5%

Diluted earnings per share(3)	$1.43	$1.38	4%	$3.76	$3.62	4%
Non-GAAP adjustments:
Acquisition-related costs(1)	0.08	—		0.08	—
Income tax (benefit)/provision for acquisition-related costs	(0.02)	—		(0.02)	—
Excess tax benefits related to employee stock-based compensation payments(2)	(0.00)	—		(0.03)	(0.02)
Adjusted diluted earnings per share	$1.49	$1.38	8%	$3.79	$3.60	5%

Net income	$519.3	$498.6	4%	$1,360.1	$1,310.5	4%
Non-GAAP adjustments:
Interest expense/(income), net	6.0	(9.4)		(10.6)	(33.3)
Income taxes	166.5	160.6		426.5	415.7
Depreciation and amortization expense	43.1	44.8		123.8	130.9
EBITDA	$734.9	$694.6	6%	$1,899.8	$1,823.8	4%
Non-GAAP adjustments:
Acquisition-related costs(1)	16.7	—		16.7	—
Adjusted EBITDA	$751.6	$694.6	8%	$1,916.5	$1,823.8	5%

(1)
Acquisition-related costs recognized related to the pending Paycor acquisition, including (i) $16.7 million for the third quarter and nine months primarily reflecting third-party professional service fees included in Selling, general, and administrative expenses and (ii) $13.2 million for the third quarter and nine months reflecting the amortization of financing fees related to debt instruments associated with the financing of the pending Paycor acquisition and the excluded component of the initial fair value of the interest rate swaption contracts ("Swaption Contracts") that are included in Other (expense)/income, net in the Company's Consolidated Statements of Income.
(2)
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

n/m — not meaningful

In addition to reporting operating income, operating margin, other (expense)/income, net, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted other income, net, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations’ performance period over period. Adjusted operating income, adjusted operating margin, adjusted other income, net, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, operating margin, other (expense)/income, net, net income and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 28, 2025 remained strong with cash, restricted cash, and total corporate investments of $1.7 billion. Short-term borrowings of $17.6 million and long-term borrowings of $800.0 million were outstanding as of February 28, 2025. Our unused capacity under our unsecured credit facilities was approximately $2.0 billion as of February 28, 2025. We also maintain a bridge commitment letter (“Bridge Loan Commitment”) in connection with our acquisition of Paycor. Our primary source of cash is our ongoing operations, which was $1.6 billion for the nine months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of February 28, 2025, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, and the servicing of long-term debt for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of February 28, 2025 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

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

Details of our credit facilities as of February 28, 2025 were as follows:

		Maximum	February 28, 2025
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	17.6	232.4
Total Lines of Credit Outstanding and Available			$17.6	$1,982.4

Amounts outstanding under the PNC credit facility as of February 28, 2025 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the third quarter were as follows:

	For the three months ended February 28, 2025
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	90
Maximum amount borrowed	$—	$—	$18.2
Weighted-average amount borrowed	$—	$—	$17.8
Weighted-average interest rate	—%	—%	4.57%

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

Letters of credit: As of February 28, 2025, we had irrevocable standby letters of credit available totaling $168.7 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2025 and February 28, 2026. No amounts were outstanding on these letters of credit during the third quarter or as of February 28, 2025.

Long-term financing: We have borrowed $800.0 million through the issuance of long-term private placement debt. Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2024 for further discussion on our long-term financing.

Bridge Loan Commitment: In addition to our recurring credit facilities, on January 7, 2025, we and our subsidiary, Paychex of New York, LLC, entered into a Bridge Loan Commitment with JPM, pursuant to which JPM committed to provide a 364-day senior unsecured credit facility not to exceed $3.5 billion for the acquisition of Paycor, including related fees and expenses. We incurred $11.4 million in debt financing fees, including structuring and commitment fees, which were capitalized as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and are recognized as interest expense on a straight-line basis until the expected issuance date for permanent financing. There were no borrowings under the Bridge Loan Commitment as of February 28, 2025 or for the period from January 7, 2025 to February 28, 2025.

We and certain of our subsidiaries will guarantee any borrowings that are made under the Bridge Loan Commitment. The Bridge Loan Commitment contains various financial and operational covenants that would have been applicable to any borrowings under the Bridge Loan Commitment and that are usual and customary for such arrangements. If such covenants were in effect, we would have been in compliance with all of these covenants as of February 28, 2025.

Interest Rate Swaption Contracts: On January 31, 2025, the Company executed three Swaption Contracts with JPM. The Swaption Contracts qualify as cash flow hedges, have an aggregate notional amount of $3.0 billion, and are being utilized to manage exposure to fluctuations in benchmark interest rates associated with the anticipated issuance of long-term fixed rate debt to fund the planned acquisition of Paycor. At inception, we recorded Swaption Contract assets related to paid premiums of $19.2 million. The fair value of the Swaption Contract assets is classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. Refer to Note G of the Notes to Consolidated Financial Statements for additional information on the Swaption Contracts.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $6.1 million of capital assets as of February 28, 2025. In addition, we are involved in five limited partnership agreements to contribute a maximum of $37.0 million to venture capital funds. As of February 28, 2025, we have contributed approximately $28.1 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health and medical benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of February 28, 2025. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

On January 7, 2025, we entered into a definitive agreement to acquire Paycor in an all-cash transaction for $22.50 per eligible share, without interest (the "Acquisition"). The waiting period with respect to the consummation of the Acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on February 21, 2025. The expiration of the waiting period satisfies one of the major conditions to the closing of the Acquisition, which remains subject to other customary closing conditions. We have the Bridge Loan Commitment in place and expect to secure long-term fixed financing prior to closing. The Acquisition is expected to close in April 2025, subject to customary closing conditions.

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

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and worksite-employee ("WSE") accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and our month-end close, and (2) the timing of when cash is collected from the customer, and it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
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

Summarized operating, investing, and financing cash flow information for the nine months and the prior period:

	For the nine months ended
	February 28,	February 29,
In millions	2025	2024	Change
Net cash provided by operating activities	$1,557.1	$1,676.0	$(118.9)
Net cash used in investing activities	(281.7)	(117.8)	(163.9)
Net cash (used in)/provided by financing activities	(779.1)	839.8	(1,618.9)
Net change in cash, restricted cash, and equivalents	$496.3	$2,398.0	$(1,901.7)

Cash dividends per common share	$2.94	$2.67

The changes in our cash flow for the nine months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2025

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; offset by
•
A net decrease in refunds owed to our PEO clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act.

Fiscal 2024

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 2;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; and
•
A net increase in refunds owed to our PEO clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act.

Investing Cash Flow Activities

Fiscal 2025

•
Net purchases of short-term accounts receivable due to an increase in our client base, the timing of cash collections on outstanding receivables and cash settlement of the related reserve; and
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; offset by
•
Net sales of AFS securities related to investment in our long-term portfolio.

Fiscal 2024

•
Cash used for the acquisition of Alterna Capital Solutions, LLC and settlement of its outstanding debt at closing. Refer to Note D of the Notes to Consolidated Financial Statements for additional discussion of this transaction;
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchase of short-term accounts receivable due to an increase in our client base, and funding to existing client base, and the timing of net cash collections; offset by

•
Net sales from AFS securities primarily due to a shift from investing in VRDNs to reinvesting in cash and cash equivalents due to more favorable interest rates. We had no VRDN holdings as of February 29, 2024 compared to $344.1 million as of May 31, 2023.

Financing Cash Flow Activities

Fiscal 2025

•
Cumulative dividends paid at $2.94 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and
•
Cash used to repurchase 0.8 million shares of our common stock at a weighted average price of $125.50 per share during the nine months. All repurchased shares were retired upon acquisition; offset by
•
Increase in client fund obligations related to the timing of collections and remittances of client funds.

Fiscal 2024

•
Increase in client fund obligations related to the timing of collections and remittances of client funds. The accrual balance as of May 31, 2023 was impacted by the deferral of semi-weekly payroll tax payments due to the Memorial Day holiday; offset by
•
Cumulative dividends paid at $2.67 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board; and
•
Cash used to repurchase 1.5 million shares of our common stock at a weighted average price of $115.37 per share during the nine months ended February 29, 2024. All repurchases were retired upon acquisition.

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

We periodically utilize derivative financial instruments to manage our interest rate risk. On January 31, 2025, we executed three Swaption Contracts with JPM. The Swaption Contracts qualify as cash flow hedges, have an aggregate notional amount of $3.0 billion, and are being utilized to manage exposure to fluctuations in benchmark interest rates associated with our anticipated issuance of long-term fixed rate debt to fund the planned acquisition of Paycor. The fair value of the Swaption Contracts was $3.4 million as of February 28, 2025.

During the nine months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.7% compared to 3.8% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of February 28, 2025 had an average duration of 2.2 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2025 are shown below by expected maturity.

	February 28, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$460.1	$455.4
Due after one year through three years	1,921.7	1,868.4
Due after three years through five years	879.5	867.9
Due after five years	211.7	213.4
Total	$3,473.0	$3,405.1

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2025, the Federal Funds rate was in the range of 4.25% to 4.50%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $67.9 million as of February 28, 2025 and $162.5 million as of May 31, 2024. During the nine months, the net unrealized loss on our investment portfolios ranged from a loss of $162.5 million to a loss of $46.7 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $70.2 million as of March 24, 2025.

As of February 28, 2025 and May 31, 2024, we had $3.4 billion and $3.3 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.1% as of February 28, 2025 and 3.0% as of May 31, 2024. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of February 28, 2025, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our recurring credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 28, 2025 were not impaired as a result of the previously discussed reasons. While $2.1 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $79.1 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of February 28, 2025 and May 31, 2024 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of February 28, 2025.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 28, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 28, 2025. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 28, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400.0 million of the Company’s common stock with authorization that expires on May 31, 2027. The purpose of this program is to manage common stock dilution. There were no shares repurchased during the third quarter and $296.0 million remains available for share repurchases in total under this program.

Item 5. Other Information

During the third quarter, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description

+	2.1

Agreement and Plan of Merger, dated as of January 7, 2025, by and among Paychex, Inc., Skyline Merger Sub, Inc. and Paycor HCM, Inc., incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 7, 2025.

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

* Exhibit filed or furnished with this report

+ Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYCHEX, INC.

Date:	March 26, 2025	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 26, 2025	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	March 26, 2025	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)