Form 10-K
period 2025-05-31
PAYCHEX INC
filed 2025-07-11
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

As of November 29, 2024, the last business day of the most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $47,079,392,331 based on the closing price reported for such date on the NASDAQ Global Select Market.

As of June 30, 2025, 360,243,877 shares of the registrant’s common stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be issued in connection with its Annual Meeting of Stockholders to be held on or about October 9, 2025, to the extent not set forth herein, are incorporated by reference into Part III, Items 10 through 14, inclusive.

PAYCHEX, INC.

INDEX TO FORM 10-K

For the fiscal year ended May 31, 2025

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain written and oral statements made by management of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “estimate,” “intend,” “intent,” “outlook,” “will,” “would,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “look forward,” “may,” “target,” “possible,” “potential,” “purpose,” “design,” “might,” “should,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding the integration of Paycor HCM, Inc. ("Paycor"), operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to known and unknown uncertainties, risks, changes in circumstances, and other factors that are difficult to predict, many of which are outside our control. Our actual performance and outcomes, including without limitation, our actual results and financial condition may differ materially from those indicated in or suggested by the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

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
•
risks related to acquisitions and the integration of the businesses we acquire, including risks related to the integration of Paycor;
•
our clients’ failure to reimburse us for payments made by us on their behalf;
•
the effect of changes in government regulations mandating the amount of tax withheld or the timing of remittances;
•
our failure to comply with covenants in our corporate bonds and debt agreements;
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

Our investor presentation regarding the financial results for the fiscal year ended May 31, 2025 is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Item 1. Business

Unless we state otherwise or the context otherwise requires, the terms “Paychex,” “we,” “us,” “our” and the “Company” refer to Paychex, Inc., a Delaware corporation, and its consolidated subsidiaries.

Overview

We are an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory solutions in human resources (“HR”), employee benefit solutions, insurance, and payroll processing. As of May 31, 2025, we served approximately 800,000 clients and their employees across the U.S. and parts of Europe. Paychex was incorporated in Delaware in 1979, maintains a corporate headquarters in Rochester, New York, and has a fiscal year that ends on May 31st.

For any organization, a key function is effective human capital management, which requires resources and expertise. Organizations are faced with rapid evolution in employer-employee relations including: an increasing number and complexity of federal, state, and local regulations; changing workforce dynamics; and challenges attracting and retaining talent. Changing workplace dynamics reflect employees increasingly becoming mobile, working remotely, and expecting a user experience similar to consumer-oriented applications.

We specialize in helping clients adapt to the rapidly evolving environment. Paychex offers a full range of integrated HCM solutions from hire to retire for businesses and their employees that enables customization to the clients' businesses, whether it is small or large, simple or complex. We believe that we have the breadth of solutions to cover the full spectrum of the employee life cycle, while also enabling integrations with popular HR, accounting, enterprise resource planning (“ERP”), and point-of-sale applications.

Key features of our solutions include:

•
Comprehensive cloud-based HCM platforms optimized to meet clients' HR and payroll needs;
•
Expertise in HR and payroll backed by approximately 250 compliance experts and over 650 HR business professionals;
•
Streamlined workforce management that combines technology with flexible, tech-enabled support options;
•
Modern, mobile, and intuitive user experience with self-service capabilities;
•
Scalable and customizable platforms that provide clients the flexibility to add solutions as they grow;
•
Software as a service, or “SaaS”, delivery model that reduces total cost of ownership for our clients; and
•
Advanced data analytics and artificial intelligence (“AI”) capabilities powered by large data sets.

We market our solutions through a combination of direct and virtual sales forces supported by various digital lead generation and multi-channel marketing initiatives. Over 50% of our revenues are from solutions other than payroll processing.

On April 14, 2025, we completed our acquisition of Paycor HCM, Inc. ("Paycor"), a leading provider of HCM, payroll and talent software. The transaction aims to enhance the Company’s capabilities upmarket, expand its sales force and enhance its suite of AI-driven HCM solutions.

Company Strategy

Our strategy is to be the digitally driven HR leader, serving as an essential partner to clients by providing them with the technology and advisory solutions they need for HR, payroll, benefits, and insurance. We believe that successfully executing this strategy will lead to strong, long-term financial performance. We intend to strengthen and extend our position as a leading provider through continued investments in both our innovative technology and HR advisory solutions. Key elements of our strategy include:

•
Growing our client base. We operate in a large and growing market, with significant potential to expand within our current target markets. We continually invest in new demand generation, sales tools, go-to-market strategies along with channel partnerships, ecommerce, and digital marketing.
•
Expanding our share of wallet. We offer a full-suite of integrated solutions incorporating a unique combination of industry-leading HR technology and HR advisory solutions that sets us apart in the industry. We intend to continue to increase penetration across our HCM software, HR outsourcing, retirement, and insurance offerings.
•
Driving technology innovation. We continue to invest significantly in our proprietary, award-winning HCM platforms to maximize efficiency and functionality for our clients and their employees. We have a robust product roadmap that is focused on enhancing our ability to address the needs of our customers and prospective customers. We believe we are well positioned to capitalize on the AI opportunity with large and growing data sets, predictive analytics and AI models, and increased AI investments to improve efficiency, enhance the customer experience, and unlock new growth opportunities.
•
Pursuing strategic acquisitions. We utilize acquisitions, when appropriate, as a means to expand our portfolio, enter new markets, or increase our scale. We will continue to evaluate and monitor potential acquisitions and target acquisitions that are aligned with our overall strategy.

Our Clients

We provide HCM solutions to a diverse client base operating in a broad range of industries throughout the U.S. and parts of Europe. The flexibility and scalability of our solutions enable our clients to select the best solution that meets their needs. We utilize service agreements and arrangements with clients that generally do not contain specified contract periods and may be terminated by either party with 30-days’ notice of termination.

We believe client retention is a useful indicator of client satisfaction with our solutions and support. For fiscal 2025, our client retention of Paychex clients was in the range of 82% to 83% of our beginning client base.

Our Solutions

We provide a unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, that help customers more effectively hire, develop, and retain top talent in this challenging workforce environment. Clients have the option of processing payroll online using our SaaS technology, outsourcing to our payroll specialists, or using a combination of these methods. Payroll is integrated with HCM software modules for clients who have more complex HR needs. We continue to invest in our technology, enhancing our solutions to continuously improve the customer and employee experiences from hire to retire.

We also provide comprehensive HR outsourcing through our administrative services organization (“ASO”) and professional employer organization (“PEO”) solutions. We have over 650 HR business professionals who are dedicated to our clients and have the experience and training to provide HR best practices and advice. Our HR business partners are available to provide our ASO and PEO clients with guidance on HR issues. The integration of leading-edge technology and flexible support options enables us to meet our clients’ needs, from the tactical to the strategic.

We closely monitor the evolving challenges and needs of our clients, and proactively aid our clients in navigating macroeconomic challenges, legislative changes, and other complexities they may face. Over the past year, top challenges for employers were macroeconomic pressures including inflation and interest rates, availability of qualified talent, providing appropriate employee development, keeping technology current, and ensuring legal and regulatory compliance. We have approximately 250 compliance professionals who are in real-time contact with tax agencies and regulators to understand upcoming or newly enacted laws and regulations. The contributions of these compliance experts are intended to ensure that our HCM solutions are updated in a timely fashion to adhere to applicable regulations and to help our clients stay in compliance.

Management Solutions:

We offer a comprehensive portfolio of HCM technology and HR advisory solutions that enable our clients to meet their diverse HR and payroll needs.

•
HCM technology: We deliver an integrated suite of HCM solutions through three technology platforms that enable seamless workforce management throughout the employee life cycle from recruiting and hiring to retirement. SurePayroll serves the digitally driven small business self-service market. Paychex Flex is our proprietary HCM Software-as-a-Service (“SaaS”) platform for small and medium-sized businesses. Paycor is our primary SaaS-based HCM platform for larger businesses with more complex needs. Clients can select the modules they need and easily customize solutions as they grow including Payroll, HR, Talent Acquisition, Talent Management, Benefits Administration and Workforce Management.

•
Payroll solutions: Our payroll processing solutions include the calculation, preparation, and delivery of employee payroll checks; production of internal accounting records and management reports; preparation of federal, state, and local payroll tax returns; and collection and remittance of clients’ payroll obligations. Our powerful calculation engine enables fast and accurate payroll processing. We provide employers the option of paying their employees by direct deposit, payroll debit card, a check drawn on a Paychex account, or a check drawn on the employer’s account and electronically signed by us, or by ACH. We give employees flexibility to access earned pay before the scheduled pay date.

•
HR management: A comprehensive suite of HCM tools spanning HR, regulatory compliance, compensation management, employee surveys, expense management, reporting and analytics. Robust workflows and approval capabilities help leaders expedite and automate their most common tasks. Digital communication and engagement solutions help strengthen connections and keep associates engaged.

•
Talent acquisition: Innovative set of tools designed to streamline and optimize the entire hiring process, from sourcing and attracting candidates to managing the recruiting process. This all-in-one solution empowers HR teams to efficiently manage talent acquisition, improve time-to-hire, and make data-driven decisions to build a high-performing workforce.

•
Talent management: Powerful tools for managing employee development and retention, spanning performance management, HR compliance, career development, and reporting. We offer businesses the flexibility to capture ongoing performance feedback, recommend and enroll employees in specific training courses, and leverage automated workflows to track progress and approve compensation changes tied to performance.

•
Workforce management: Comprehensive workforce management solutions to optimize labor costs and enhance productivity through integrated time and attendance, scheduling, and labor management tools. Paychex integrates these capabilities within its core platform, providing features for job costing, labor distribution, and expense management for detailed control over operational spending. For upmarket and enterprise clients, the offering emphasizes automation and analytics, featuring AI-powered labor forecasting, real-time overtime insights, and robust employee self-service capabilities for tasks like mobile punch-in and shift trading.

•
Benefits administration: Software that provides comprehensive benefit administration capabilities for streamlined plan set-up, configuration, and management. It facilitates a simplified and engaging experience for employees during open enrollment and for life event-based changes through intuitive self-service tools. The platform supports a wide array of benefit types, including group health, FSA/HSA, and voluntary benefits, and includes features for compliance management, such as COBRA administration. For seamless operations, it features robust reporting and analytics for administrators and ensures data accuracy through direct carrier connectivity, which automates the transfer of enrollment information to benefit carriers.

•
Partner marketplaces: Paychex Flex Perks is a curated digital marketplace for employee benefits, including early access to earned wages, financial wellness solutions, and voluntary lifestyle benefits. Paycor’s

Marketplace provides businesses best-in-breed third-party applications and trusted technology partners to seamlessly connect their favorite solutions to Paycor.

•
ASO solutions: Our HR solutions allow businesses to outsource and simplify their HR administration and compliance support. These bundled services incorporate integrated HCM technology solutions and HR advisory services through both virtual and on-site availability of a professionally trained HR representative. Clients can opt for different levels of HR outsourcing from our low-touch HR solutions to our full-service HR Pro package. We also offer HR support to non-payroll clients through our HR Partner Plus solution.

•
Retirement solutions: Our retirement solutions offer a variety of options to employers, including 401(k) plans, SIMPLE and SEP IRAs, and Pooled Employer Plans, among others. These solutions provide plan implementation, ongoing compliance with government regulations, employee and employer reporting, participant and employer online access, electronic funds transfer, and other administrative services. Clients may choose from a group of pre-defined fund selections or customize their investment options within their plan. We are the largest 401(k) recordkeeper for small businesses in the U.S. Our large-market retirement solutions include relationships with financial advisors.

•
Funding solutions: We offer various funding solutions. Our wholly owned subsidiary, Paychex Advance, LLC, provides a portfolio of solutions to the temporary staffing industry, including payroll funding (via the purchase of accounts receivable). Alterna Capital Solutions, LLC (“Alterna”) offers funding to small businesses through the purchase of outstanding accounts receivable balances under non-recourse agreements.

PEO and Insurance Solutions:

We provide comprehensive employment outsourcing and insurance solutions to best meet our clients’ needs.

•
PEO solutions: Our licensed PEO subsidiaries offer businesses a combined solution that includes payroll, employer compliance, HR and employee benefits administration, risk management outsourcing, and both virtual and on-site availability of a professionally trained HR representative, among other solutions. What differentiates our PEO solutions from our ASO solutions is that we serve as a co-employer of our clients’ employees and assume the risks and rewards of certain workers’ compensation insurance and certain health insurance offerings. We are certified under the Small Business Efficiency Act to provide PEO solutions. We also provide insurance offerings which help business owners protect their bottom line from unforeseen costs, including cyberattacks and employee lawsuits.

•
Insurance solutions: Our licensed insurance agency, Paychex Insurance Agency, Inc., provides insurance through a variety of carriers, allowing employers to expand their employee benefit and corporate offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, cybersecurity protection, commercial auto, and health and benefits coverage, including health, dental, vision, and life. Our insurance solutions simplify the insurance process to make it easy to find plans with the features and affordability to meet the client’s needs. With access to numerous top national and regional insurance carriers, our professional insurance agents have access to a wide selection of plans from which they can best match the insurance needs of small businesses. Additionally, clients can integrate their insurance plans with Paychex payroll processing for easy, accurate plan administration.

Sales and Marketing

We market and sell our solutions primarily through our direct sales force based in the markets we serve. Our direct sales force includes field and inside sales representatives who specialize within our portfolio of solutions. Our sales representatives are also supported by marketing, advertising, public relations, and various other demand generation programs.

In addition to our direct selling and marketing efforts, we utilize other indirect sales channels such as our relationships with existing clients, certified public accountants (“CPAs”), benefit brokers, and banks for new client referrals. More than 50% of our payroll clients come from these referral sources. Our dedicated business development group drives sales through banking, national associations, and franchise channels. Complementing our direct sales, our Embedded HCM Solution partnerships efficiently extend our distribution while providing a modern, holistic solution to customers. We also utilize digital marketing to promote our solutions.

We have a long-standing partnership with the American Institute of Certified Public Accountants (“AICPA”) as the preferred payroll provider for its AICPA Business Solutions™ Program. Our current partnership agreement with the AICPA is in place through September 2027. We also partner with numerous state CPA society organizations. We provide a free online portal, Paychex Partner Pro, designed to provide accountants quick access to critical data, reporting, and insights for their clients using Paychex Flex. This innovative portal transforms how CPAs manage their portfolios by providing a centralized hub for accessing client payroll and HR data, resolving issues, and identifying missing information, empowering them to operate with greater efficiency and proactivity in serving their clients.

We also have long-standing relationships with health insurance and retirement benefits brokers, including large national partners. We recently launched the Partner+ Program to foster broker relationships and drive mutual growth. We now have a broader suite of solutions to offer brokers, which can supplement their offerings to clients, and the Partner+ Program provides a structured framework designed to safeguard mutual clients from competing products. In addition, our Partner Portal provides brokers exclusive access to advanced HCM solutions, new revenue streams, and data-driven insights.

Our corporate website is available at www.paychex.com, and is a cost-efficient channel that serves as a source of leads and new sales, while complementing the efforts of our direct, indirect, and virtual sales forces. The website enables us to market to existing and prospective clients that want to learn more about our solutions and support, and offers information about our core business solutions: human resources, payroll, benefits, and insurance.

Paychex also builds on its reputation as an expert in the HCM industry by providing educational resources to our clients. We provide free webinars, podcasts, white papers, and other information on our website to inform businesses on the impact of regulatory change as well as HR and business best practices. Paychex WORX and the Paycor HR Center for Excellence provide information on the latest trends, best practices, and industry benchmarks designed to drive business success.

We also track current regulatory issues that impact the business community and provide regulatory updates. We issue small business trend reports through our monthly Paychex Small Business Employment Watch.

Markets and Competition

We remain focused on servicing clients based upon the growth potential that we believe exists in the markets we serve. Census data indicates that in the U.S., there are over 6 million employer firms in our target markets.

The market for HCM solutions is highly competitive and fragmented. We have one primary national competitor and we also compete with other national, international, regional, local, and online payroll providers. In addition to traditional payroll processing and HR solution providers, we compete with in-house payroll and HR systems and departments. We believe our solutions also compete with a variety of providers of HR services, such as retirement solutions companies, insurance companies, HR and benefits consulting firms, and national and regional PEOs.

Competition in the HCM industry is primarily based on the breadth of offerings, technology, ease of use, integration with third-party applications, service model, and price. We believe we are competitive in each of these areas. Our leading-edge technology and mobile applications, combined with personalized support provided by industry professionals and our technology-enabled solution capabilities, differentiate us from our competitors.

Software Maintenance and Development

The ever-changing mandates of federal, state, and local tax and regulatory agencies require us to regularly update our proprietary software to provide payroll and HCM solutions to our clients. We are continually engaged in developing enhancements to and maintaining our various software platforms to meet the changing requirements of our clients and the marketplace. We continue to enhance our SaaS solutions and mobile applications to offer our users an integrated and unified experience. Continued enhancement of the client and client employee experience is important to our future success.

Human Capital

We believe our ability to attract and retain qualified employees in all areas of our business is critical to our future success and growth. We strive to foster a workplace that encompasses belonging and engagement and the ability to attract, retain, and develop talented employees; and keep them safe. We have dedicated resources to ensure that our efforts in building and sustaining a safe and inclusive culture are realized.

For detailed information regarding our human capital activities, we encourage investors to visit our Corporate Responsibility website page at https://www.paychex.com/corporate/corporate-responsibility. We have also made our Corporate Responsibility report available on our website. The information contained on our website and in our Corporate Responsibility report is not and should not be viewed as being incorporated by reference into this Form 10-K.

Our Employees: As of May 31, 2025, we employed approximately 19,000 people, primarily in the U.S. and on a full-time basis. None of our employees were covered by collective bargaining agreements. We have not experienced a strike or similar work stoppage, and we consider our relations with our employees to be good.

Paychex Culture: Our core cultural values (“Paychex Values”) are designed to guide decision making aligned to the expectations of clients, stockholders, regulators, employees, and the multiple communities in which we operate and to reflect our continuing commitment to belonging and engagement. The Paychex Values are:

Integrity	Accountability	Innovation
Partnership	Respect	Service

Each of these values guide our decision-making process and are critical to our ongoing success. All employees are required to verify their understanding and observance of these values during our annual “Right Way” training, review these values with management during periodic performance discussions, and are further encouraged to attend ongoing training during the year. Volunteer “Culture Champions” throughout the Company also help promote these values daily. We encourage employee feedback through our employee engagement surveys, as described below. This approach empowers our employees and allows us to make a positive impact in the communities we work and serve. As a result of our commitment to these principles, in 2025 we were recognized by Ethisphere, a global leader in defining and advancing the standards of ethical business practices, as one of the World’s Most Ethical Companies. Paychex is one of only three companies to have achieved this recognition 17 times, doing so consecutively since 2012.

Talent Acquisition and Development: We compete for talent along with our direct competitors and other companies in the geographic areas we serve. We invest significant resources to attract and retain top talent. Our Talent Acquisition team, in conjunction with certain third-party partners, has developed comprehensive processes to identify and recruit accomplished professionals.

Once hired, our world-class Training Department provides functional training for service specialists and sales associates and also offers personal training, professional development, and leadership-development programs. As a result of our efforts, we have been recognized as one of the top training organizations in the world by Training magazine. After four consecutive years ranking among the top ten, Paychex was inducted into the Training Hall of Fame in 2025.

Comprehensive Compensation and Benefits: We are committed to providing a fair wage and a total rewards package that allows our employees to be their best in every area of their lives. We regularly review employee salaries to ensure we are competitive in the industry and offer financial benefits such as a 401(k) plan, employee stock purchase plan, tuition assistance, scholarships for children of employees, and financial education. We are also committed to rewarding employees with a comprehensive, competitive benefits package, which includes medical, prescription, dental, and vision insurance, short- and long-term disability, employee assistance program, paid family leave, and a variety of well-being programs. For the fiscal year ended May 31, 2025 (“fiscal 2025”), compensation-related expenses accounted for approximately 55% of our total expenses.

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

Our award-winning well-being initiatives offer a wide variety of services, tools, and resources that can help employees achieve their health goals using a holistic approach. In addition, we sponsor onsite health screenings, Red Cross blood donation events, flu vaccination clinics, vaping and tobacco cessation and weight management programs, meditation and yoga classes, and a variety of other programs. Our employees’ financial well-being is equally important, so we have developed programs for financial education and support. We maintain procedures for events such as fires, severe weather, medical emergencies, and active shooters, as well as other important information related to general workforce safety.

In recognizing the ever-growing diversity of our workplace, we annually celebrate Paychex Culture Day. This is an additional paid day off for employees to celebrate and recognize a holiday that is significant to them. This is just one of the many ways we celebrate our employees’ unique heritages, and it reflects our Company's commitment to our staff.

Employee Engagement: We regularly ask our employees to share their views on working at Paychex through company-wide engagement surveys. Facilitated internally by our Human Resources team, the survey methodology is periodically updated to reflect current trends and issues including company direction and strategy, inclusion, individual development, collaboration, and our Paychex Values. A third-party administers the survey to maintain confidentiality of responses. We use the survey responses to help inform management and assist in developing programs and policies that will maintain and promote Paychex Values.

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

Seasonality

There is no significant seasonality to our business. However, during our third fiscal quarter, which ends in February, the number of new payroll clients, new retirement solutions clients, and new worksite employees associated with our HR Outsourcing businesses tends to be higher than during the rest of the fiscal year, primarily because many businesses prefer to start using our solutions at the beginning of a calendar year. In addition, calendar year-end transaction processing and client funds activity are traditionally higher during our third fiscal quarter due to year-end bonus payments, additional year-end services, and the preparation and delivery of end-of year reporting requirements.

Available Information

We are subject to the informational and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements, and other information with the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements, and other information.

Our corporate website, www.paychex.com, provides materials for investors and information about our solutions. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other SEC filings, as well as any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, on our website as soon as reasonably practicable after such reports have been filed with or furnished to the SEC. The information on our website is not incorporated by reference into our Form 10-K. Also, copies of our Annual Report to Stockholders and Proxy Statement, to be issued in connection with our 2025 Annual Meeting of Stockholders, will be made available, free of charge, upon written request submitted to Paychex, Inc., c/o Corporate Secretary, 911 Panorama Trail South, Rochester, New York 14625-2396.

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

Our solutions rely on software and computing systems, including generative AI solutions, that can encounter development delays, complexities with integrating new technologies, and the underlying software may contain undetected errors, bias, viruses, or defects. Defects in our solutions, errors or delays caused by our solutions and generative AI solutions not working as anticipated could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential clients, harm to our reputation and exposure to liability. In addition, we rely on technologies and software supplied by third parties that may also contain undetected errors, bias, viruses, or defects that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We could be subject to reduced revenues, increased costs, liability claims, or harm to our competitive position as a result of cyberattacks, security vulnerabilities or Internet disruptions.

We rely upon information technology (“IT”) networks, cloud-based platforms, and systems to process, transmit, and store electronic information, and to support a variety of business processes, some of which are provided by third-party vendors. Cyberattacks and security threats are a risk to our business and reputation. A cyberattack, unauthorized intrusion, malicious software infiltration, network disruption or outage, corruption of data, or theft of personal or other sensitive information, could have a material adverse effect on our business operations or that of our clients, result in liability or regulatory sanction, or cause harm to our business and reputation and result in a loss in confidence in our ability to serve clients all of which could have a material adverse effect on our business. The increasing velocity of disruptive innovations involving cyberattacks, security vulnerabilities, unintended data exposure, and Internet disruptions enabled by new and emerging technologies, such as advancements in AI and machine learning, may outpace our organization's ability to compete and/or manage the risk appropriately. In addition, threat actors may seek to engage in payment-related fraud or by more frequently attempting to gain access to our systems through phishing or other means. Furthermore, security industry experts and government officials have warned about the risks of threat actors and cyberattacks targeting IT products and businesses. Because techniques used to obtain unauthorized access or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Data Security and Privacy Leaks: We collect, use, and retain increasingly large amounts of personal information about our clients, employees of our clients, our employees, and other third parties, including: bank account, credit card, and social security numbers, tax return information, health care information, retirement account information, payroll information, system and network passwords, and other sensitive personal and business information. At the same time, the continued occurrence of high-profile cyber and ransomware attacks and data breaches provides evidence of an external environment increasingly hostile to information security. We may be particularly targeted for cyberattack because of the amount and type of personal and business information that we collect, use, and retain, as well as during and after periods in which we acquire other companies. Vulnerabilities, threats, and more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data. Furthermore, if any of our solutions contain a software vulnerability, the vulnerability may be exploited to obtain access to our data or our clients’ data.

Our service platforms enable our clients to store and process personal data on premises or, increasingly, in a cloud-based environment that we host. The security of our IT infrastructure is an important consideration in our customers’ purchasing decisions. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, are increasingly more complex and sophisticated and may be difficult to detect for long periods of time, we may be unable or fail to anticipate these techniques or implement adequate or timely preventative or responsive measures. As cyber threats continue to evolve, we are focused on ensuring that our operating environments safeguard and protect personal and business information. We may be required to invest significant additional resources to comply with evolving cybersecurity regulations and to modify and enhance our information security and controls, and to investigate and remediate any security vulnerabilities. While we have security systems and IT infrastructure in place designed to detect and protect against unauthorized access to such information, including our Cyber Fusion Center, if our security measures are breached, either internally or externally, our business could be substantially harmed, and we could incur significant liabilities. Any such breach or unauthorized access could negatively affect our ability to attract new clients, cause existing clients to terminate their agreements with us, result in reputational damage, and subject us to lawsuits, regulatory fines, or other actions or liabilities which could materially and adversely affect our business and operating results. Third-parties, including vendors that provide services for our operations, could also be a source of security and reputational risk to us in the event of a failure of their own security systems and infrastructure.

Data Loss and Business Interruption: If our systems are disrupted or fail for any reason, or if our systems are infiltrated by unauthorized persons, the Company, our clients and employees of our clients could experience data loss, financial loss, harm to reputation, or significant business interruption. Hardware, applications, and services, including cloud-based services, that we develop or procure from third-party vendors may contain defects in design or other problems that could compromise the integrity and availability of our services. Any delays or failures caused by network outages, software or hardware failures, or other data processing disruptions, could result in our inability to provide services in a timely fashion or at all. The speed to closure of significant cybersecurity incidents may be influenced by the cooperation of governmental or law enforcement agencies. We may be required to incur significant costs to protect against damage caused by disruptions or security breaches in the future. Such events may expose us to unexpected liability, litigation, regulatory investigation and penalties, loss of clients’ business, unfavorable impact to business reputation, and there could be a material adverse effect on our business and results of operations.

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

As part of providing services to clients, we rely on a number of third-party service providers. These third-party service providers include, but are not limited to, banks used to electronically transfer funds from clients to their employees, information technology vendors servicing cloud-based platforms, and other third-party providers supporting customer interactions. Failure by these service providers, or their respective outsourced providers, for any reason, to deliver their services in a timely manner and in compliance with applicable laws and regulations could result in material interruptions to our operations, impact client relations, and result in significant penalties or liabilities to us.

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

Within our PEO business, we maintain health and workers’ compensation insurance covering worksite employees. We establish workers’ compensation insurance reserves to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. The insurance costs are impacted by claims experience and are a significant portion of our PEO costs. If we experience a sudden or unexpected increase in claims activity, or our reserves were insufficient for claims activity, our costs could increase. In addition, in the event of expiration or cancellation of existing contracts, we may not be able to secure replacement contracts on competitive terms, if at all. Also, as a co-employer in the PEO, we assume or share many of the employer-related responsibilities associated with health care reform and recent efforts by local, state and federal governments to deregulate, which may result in increased costs. Increases in costs not incorporated into service fees timely or fully could have a material adverse effect on our results of operations. Incorporating cost increases into service fees could also impact our ability to attract and retain clients.

We may not realize the expected financial or business benefits from the Paycor acquisition.

The integration of Paycor into our existing operations may present challenges aligning disparate technology platforms, operational systems, and may divert management’s attention away from day-to-day operational responsibilities to managing the integration. Compatibility issues may arise between our respective infrastructures, potentially delaying performance enhancements and straining our technical resources. Additionally, financial performance of acquired businesses may not meet pre-acquisition projections potentially affecting our consolidated results of operations, financial position and return on investment. While we have devised comprehensive strategies to address the integration complexities and maintain our strategic focus, the risks associated with unforeseen hurdles could affect our ability to achieve expected synergies and strategic growth targets.

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

As part of our payroll processing solutions, we are authorized by our clients to transfer money from their accounts to fund amounts owed to their employees and various taxing authorities. It is possible that we could be held liable for such amounts in the event the client has insufficient funds to cover them. We have in the past, and may in the future, make payments on our clients’ behalf for which we may not be reimbursed, resulting in loss to us. Similarly, our ability to operate our Purchased Receivable reporting unit is dependent on the ability of our clients' clients to remit their accounts receivable to us. If a significant number of our clients are unable to cover payments we make on their behalf or we are not able to collect purchased receivable balances, our results of operations and financial condition could be materially adversely impacted.

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

Our debt obligations may expose us to risks affecting the operation of our business, and our failure to address these risks could have a material adverse effect on our results of operations and financial condition.

In April 2025, we issued $4.2 billion aggregate principal amount of fixed rate corporate debt (“Corporate Bonds”). We used the net proceeds from this offering to fund our acquisition of Paycor. Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our Corporate Bonds.

Our Corporate Bonds include certain covenants which may limit our ability to create liens on our assets, enter into sale and leaseback transactions, and merge or consolidate with another entity, subject to certain exceptions, limitations and qualifications as outlined in the Corporate Bond indenture.

The Note Purchase and Guarantee Agreement (the “Agreement”) that we entered into in January 2019 in connection with our acquisition of Oasis Outsourcing Group Holdings, L.P., also contains covenants which may restrict our flexibility to operate our business. These covenants include restrictions regarding the incurrence of liens and indebtedness, substantial changes in the general nature of our business and our subsidiaries (taken as a whole), certain merger transactions, certain sales of assets and other matters, all subject to certain exceptions.

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

Future acquisitions or transactions may bring us closer to the covenant thresholds previously outlined, potentially requiring further amendments to our credit facilities and debt obligations on less favorable terms.

Our ability to make scheduled debt payments or to refinance our outstanding debt obligations depends on our financial and operating performance, which is subject to prevailing economic, industry and competitive conditions and to certain financial, business, economic, and other factors that are beyond our control, including those discussed in this Risk Factors section. We may not be able to maintain a sufficient level of cash flow from operating activities to permit us to pay the principal and interest on any outstanding indebtedness. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which would also harm our ability to incur additional indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or seek to restructure or refinance our indebtedness. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants. If we are unable to restructure or refinance our indebtedness on favorable terms, if necessary, our operating results and financial condition could be materially adversely impacted.

Change in our credit ratings could adversely impact our results of operations and lower our profitability.

The major credit rating agencies periodically evaluate our creditworthiness and have given us a strong, investment-grade long-term debt rating. Our credit ratings depend on our performance and can also be impacted by events beyond our control, such as macroeconomic and/or political factors of the U.S. and global economy. Failure to maintain high credit ratings could increase the cost of short-term borrowing which would lower our profitability, reduce our ability to obtain short-term borrowing periodically required by our business, and adversely impact our competitive position, results of operations, and financial condition.

Legal, Regulatory and Political Risks

Our business, services, and financial condition may be adversely impacted by changes in government laws and regulations.

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

Our services are subject to various laws and regulations, including, but not limited to, the SECURE Act 2.0, data privacy regulations, and anti-money laundering rules. The growth of our international operations also subjects us to additional risks, such as compliance with foreign laws and regulations. The enactment of new laws and regulations, modifications of existing laws and regulations, or the adverse application or interpretation of new or existing laws or regulations can adversely affect our business. Additionally, as federal, state, and international regulations become more complex, the risk that we may be unable to comply with those regulations increases, particularly in the event there are different or additional regulatory standards in different jurisdictions. Failure to update our services to comply with modified or new legislation in the areas of payment networks, health care reform and retirement plans as well as failure to educate and assist our clients regarding this legislation could adversely impact our business reputation and negatively impact our client base. Failure to comply with anti-money laundering laws and regulations, including but not limited to the Bank Secrecy Act of 1970 (as amended), which require us to develop and implement risk-based anti-money laundering programs, and maintain transaction records, could result in civil and criminal penalties and adversely impact our business reputation.

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

In the U.S., we are or may be subject to, oversight by various regulatory authorities, including but not limited to the Federal Trade Commission and Department of labor. We must also comply with such laws as the Health Insurance Portability and Accountability Act of 1996, the Family Medical Leave Act of 1993, and the Patient Protection and Affordable Care Act of 2010 (as amended). Additionally, we must also comply with federal and state labor and employment laws, and state data breach notification and data privacy laws, such as the California Consumer Privacy Act, and biometric information privacy laws all as amended. Our European operations are subject to the European Union’s General Data Privacy Regulation.

Failure to comply with such laws and regulations could result in the imposition of consent orders or civil and criminal penalties, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition. We could be subject to litigation or reputational risk if we or our third-party providers fail to utilize data practices sufficient to safeguard proprietary, confidential, and personal or identifying information. The regulatory framework for privacy, AI, and machine learning issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business and noncompliance could result in regulatory penalties and significant legal liability.

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

We and our clients are subject to the impacts related to inflationary pressure, economic instability, changes in interest rates, tariffs, potential instability of the banking environment, climate change-based obligations, and other macroeconomic and/or political events. Banking volatility may subject us and our clients to losses on uninsured funds and may make equity or debt financing more difficult to obtain, and additional equity or debt financing might not be available on reasonable terms, if at all. Additionally, our business is substantially dependent on our clients’ continued use of our solutions and support, and our results of operations will decline if our clients are no longer willing or able to use them. Our clients are sensitive to negative changes in economic conditions. If they cease operations or file for bankruptcy protection, we may not be paid for solutions we already provided, and our client base will shrink, which will lower our revenue. If under financial pressure, our clients may determine that they are no longer willing to pay for the solutions and support we provide, which would reduce our revenue. Our clients may decrease their workforce, which would decrease their demand for our solutions. Because of spending constraints on our clients and competition in the industry, we may face pricing pressure on our solutions and challenges in onboarding new clients, which would reduce revenue and ultimately impact our results of operations. Furthermore, if the third-party service providers we rely on are unable to perform their services for us and our clients, our operations could be materially disrupted, and we could face significant penalties or liabilities.

We may be adversely impacted by volatility in the political and economic environment.

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and variability. Additionally, instability in the banking environment may adversely affect our business. These conditions may impact our business due to lower transaction volumes or an increase in the number of clients going out of business. Further, inflation and uncertainty about tariff implementation may negatively impact our business and/or our clients' business, raise costs and reduce profitability. Current or potential clients may decide to reduce their spending on payroll and other outsourcing solutions. In addition, new business formation may be affected by an inability to obtain credit.

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

We may not be able to attract and retain qualified people, which could impact the quality of our solutions and customer satisfaction.

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

We are committed to good corporate citizenship, which is reflected in our company culture and core values. Disclosure of our corporate governance, responsibility, and sustainability practices, may draw negative publicity from stakeholders.

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

We maintain a program designed to assess and manage the cybersecurity-related risk associated with third-party service providers that we rely on as part of providing solutions to our clients. This program incorporates a risk-based approach based on service criticality and type of information. Vendor risk assessments are performed and documented within our vendor management system. As part of the vendor risk assessment, we conduct an information security program evaluation of critical third-party providers before engagement and, based on our assessment of the vendor’s risk, contractually require certain third parties we engage to implement security programs commensurate with their risk profile.

As of May 31, 2025, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, and financial condition. We continue to invest in cyber-resilience and cyber-threat response preparedness as we anticipate ongoing risks from cybersecurity threats. Refer to the “Risk Factors” section contained in Item 1A of this Form 10-K for more information on our cybersecurity-related risks.

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

Our management is responsible for implementing our security program, which is overseen by our Security Governance Council (the “SGC”) that regularly reports to our Chief Executive Officer and Audit Committee. The SGC is chaired by our CISO and is comprised of senior leaders and key personnel throughout the Company to support cross-functional representation. The members of the SGC are comprised of our executives and managers who understand our business operations, including but not limited to individuals from the following departments: Operations, Information Technology, Finance, Internal Audit, Legal, Human Resources and Organizational Development, and Risk Management. The SGC meets on a quarterly basis with the mission to develop, coordinate, and sustain the organization’s enterprise security program; coordinate and respond to security risks and incidents; and develop, implement, and maintain the organization’s enterprise security strategy in alignment with, or in support of, business goals and objectives. The recommendations of the SGC are considered when updating the information security policies, procedures, and standards at Paychex.

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

Our CISO reports to our Vice President of Platform and Technology Services, who has over two decades of technology leadership experience and has earned a relevant degree. Our VP of Platform and Technology Services leads the teams responsible for the Company's core technology platforms. Prior to joining Paychex in October 2012, he held senior technology leadership positions at two telecommunications companies.

Item 2. Properties

We owned and leased the following properties as of May 31, 2025:

Square feet
Owned facilities:
Rochester, New York	832,000
Other U.S. locations	166,000
Total owned facilities	998,000

Leased facilities:
Rochester, New York	53,000
Other U.S. locations	865,000
International locations	280,000
Total leased facilities	1,198,000

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

During fiscal 2025, we acquired various owned and leased properties with our acquisition of Paycor and an immaterial acquisition. We obtained facilities in various locations in the U.S. and Serbia, that house service centers, fulfillment centers, sales, information technology, and ancillary services. The square footage table above excludes one lease entered into but has yet to commence for space in other U.S. locations and has square footage of 44,000.

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

As of June 30, 2025, there were 7,599 holders of record of our common stock, which includes registered holders and participants in the Paychex, Inc. Dividend Reinvestment and Stock Purchase Plan. There were also 2,914 participants in the Paychex, Inc. Qualified Employee Stock Purchase Plan and 3,478 participants in the Paychex, Inc. Employee Stock Ownership Plan.

In January 2024, our Board approved a program to repurchase up to an additional $400.0 million of our common stock, with authorization expiring on May 31, 2027. The purpose of this program is to manage common stock dilution. All shares repurchased during fiscal 2025 were retired and were as follows:

	Fiscal 2025
In millions, except per share amount	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the program
First quarter	0.8	$125.50	$104.0	$296.0
Second quarter	—	$—	—	$296.0
Third quarter	—	$—	—	$296.0
March 1 to March 31, 2025	—	$—	—	$296.0
April 1 to April 30, 2025	—	$—	—	$296.0
May 1 to May 31, 2025	—	$—	—	$296.0
Fiscal year	0.8	$125.50	$104.0

The following graph shows a five-year comparison of the total cumulative returns of investing $100 on May 31, 2020, in Paychex common stock, the S&P 500 Index, and a Peer Group Index. All comparisons of stock price performance shown assume reinvestment of dividends. We are a participant in the S&P 500 Index, a market group of companies with a larger than average market capitalization. Our Peer Group is a group of companies with comparable revenue and net income, who are in a comparable industry, or who are direct competitors of Paychex (as detailed below).

STOCK PRICE PERFORMANCE GRAPH
$275
$250
$225
$200
$175
$150
$125
$100
$75
2020
2021
2022
2023
2024
2025
Fiscal Year Ending May 31
Paychex
S&P 500
Peer Group

May 31,	2020	2021	2022	2023	2024	2025
Paychex	$100.00	$144.16	$180.70	$157.41	$185.79	$251.16
S&P 500	$100.00	$140.30	$139.86	$143.91	$184.45	$209.35
Peer Group	$100.00	$127.00	$118.53	$121.82	$153.68	$186.69

There can be no assurance that our stock performance will continue with the same or similar trends depicted in the graph above. We neither make nor endorse any predictions as to future stock performance.

The Compensation and Leadership Committee of our Board annually reviews and approves the selection of Peer Group companies, adjusting the group from year to year based upon our business and changes in the Peer Group companies’ business or the comparability of their metrics. The Peer Group may also be adjusted in the event of mergers, acquisitions, or other significant economic changes. The Peer Group was not adjusted for fiscal 2025.

Our Peer Group for fiscal 2025 is comprised of the following companies:

Automatic Data Processing, Inc. (direct competitor)	Global Payments, Inc.
Broadridge Financial Solutions, Inc.	Intuit, Inc.
Corpay, Inc.	Jack Henry & Associates, Inc.
Equifax, Inc.	Moody's Corporation
Euronet Worldwide, Inc.	SS&C Technologies Holdings, Inc.
Fair Isaac Corporation	TransUnion
Fiserv, Inc.	Verisk Analytics, Inc.
Gartner, Inc.	WEX, Inc.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for our fiscal year ended May 31, 2025 (“fiscal 2025” or the “fiscal year”), as compared to our fiscal year ended May 31, 2024 (“fiscal 2024”), and our financial condition as of May 31, 2025. A detailed review of our fiscal 2024 performance compared to our fiscal year ended May 31, 2023 performance and our financial condition as of May 31, 2024 is set forth in Part II, Item 7 of our Annual Report on Form 10-K (“Form 10-K”) for fiscal 2024. This review should be read in conjunction with the accompanying consolidated financial statements and the related Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and the “Risk Factors” discussed in Item 1A of this Form 10-K. Forward-looking statements in this review are qualified by the cautionary statement under the heading “Cautionary Note Regarding Forward-Looking Statements” contained at the beginning of Part I of this Form 10-K.

Overview

We are an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory solutions in human resources (“HR”), employee benefits, insurance, and payroll for businesses and their employees across the United States (“U.S.”) and parts of Europe.

We offer a full range of integrated HCM solutions covering the employee life cycle for businesses and their employees. Clients may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, ERP, and point-of-sale applications on the market today.

We support our clients through our proprietary, robust, SurePayroll® SaaS-based solutions, Paychex Flex® and Paycor. Our larger clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing solutions has been moving down-market. Any of our clients on Paychex Flex or Paycor can opt for the integrated suite of HCM solutions, which enables clients to choose the service and software solutions that will meet the needs of their business.

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) professional employer organization (“PEO”) and Insurance Solutions, as discussed in Part I, Item 1 of this Form 10-K.

Our mission is to be the leading provider of HR, employee benefits, insurance, and payroll solutions by being an essential partner to businesses across the U.S. and parts of Europe. Our strategy focuses on providing industry-leading, integrated technology; growing our client base; expanding our share of wallet; driving technology innovation; and pursuing strategic acquisitions. We believe that successfully executing this strategy will lead to strong, long-term financial performance.

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

We closely monitor the evolving challenges and needs of our clients, and proactively aid our clients in navigating macroeconomic challenges, legislative changes, and other complexities they may face. Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, develop, and retain top talent in this challenging workforce environment. Our ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, allowing us to adapt while maintaining strong solutions and support delivery, resulting in high levels of client satisfaction and retention.

On April 14, 2025, we completed our acquisition of Paycor HCM, Inc. ("Paycor"), a leading provider of HCM, payroll and talent software. This acquisition extends our upmarket position and expands our suite of HR technology and advisory solutions. Refer to the “Liquidity and Capital Resources” section of this Item 7 for additional information.

Fiscal 2025 Business Highlights

Highlights compared to fiscal 2024 are as follows:

	Fiscal Year
In millions, except per share amounts	2025	2024	Change(3)
Total revenue	$5,571.7	$5,278.3	6%
Operating income	$2,207.7	$2,174.1	2%
Adjusted operating income(1)	$2,370.0	$2,213.6	7%
Net income	$1,657.3	$1,690.4	(2)%
Adjusted net income(1)	$1,802.9	$1,709.1	5%
Diluted earnings per share	$4.58	$4.67	(2)%
Adjusted diluted earnings per share(1)	$4.98	$4.72	6%
Dividends paid to stockholders(2)	$1,448.5	$1,315.3	10%

(1)
Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are not U.S. generally accepted accounting principle (“GAAP”) measures. Adjusted net income and adjusted diluted earnings per share in all periods include an adjustment for net tax windfall benefits related to employee stock-based compensation payments. Adjusted operating income, adjusted net income and adjusted diluted earnings per share also include adjustments for acquisition-related costs in fiscal 2025 and cost optimization initiatives in fiscal 2024. Refer to the “Non-GAAP Financial Measures” section of this Item 7 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of operating income, net income and diluted earnings per share.
(2)
Dividends paid to stockholders represented approximately 87% of net income for fiscal 2025 compared to approximately 78% of net income for fiscal 2024.
(3)
Percentage changes are calculated based on unrounded numbers.

For further analysis of our results of operations for fiscal years 2025 and 2024, and our financial position as of May 31, 2025, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 7.

Business Outlook

Our payroll and PEO client base, including clients added through the acquisition of Paycor, was approximately 800,000 clients as of May 31, 2025 and approximately 745,000 clients as of May 31, 2024. Client retention remained high in the range of 82% to 83% of our beginning client base for both fiscal 2025 and fiscal 2024 and we have sustained high revenue retention.

We continue to increase penetration of our integrated solutions beyond payroll processing, including our HR outsourcing (ASO and PEO) and retirement solutions. The following table illustrates selected HR solutions client metrics:

As of May 31,	2025	2024	Change(1)
Paychex HR solutions (ASO and PEO) client worksite employees	2,460,000	2,332,000	5%
Retirement solutions plans	124,000	121,000	3%
Asset value of retirement solutions participants’ funds	$55.7	$51.8	8%

(1)
Percentage changes are calculated based on unrounded numbers.

In fiscal 2025, we continued to make investments in technology a priority as companies look to leverage technology solutions to maintain operations, stay connected to employees, and increase productivity. We implemented enhancements to our Paychex Flex, Paycor, and SurePayroll platforms designed to improve the client and client employee experiences from hiring and onboarding through employee retention. We also continue to focus on AI and related technology to leverage innovative technology and advanced analytics to gain deeper insights into prospects and clients regarding their behavior, preferences, and evolving needs. In fiscal 2025, we successfully implemented several additional innovative AI models that significantly improved results for Paychex and our clients.

We have further strengthened our position in the industry by serving as a source of education and information to clients, businesses of all sizes, and other interested parties. We provide free webinars, white papers, and other information on our website (www.paychex.com) to aid existing and prospective clients with the impact of regulatory changes. The Paychex Insurance

Agency, Inc. website, www.paychex.com/group-health-insurance, helps small-business owners navigate the area of insurance coverage.

Results of Operations

Summary of Results of Operations for Fiscal Years:

In millions, except per share amounts	2025	2024	Change(1)
Revenue:
Management Solutions	$4,067.1	$3,866.4	5%
PEO and Insurance Solutions	1,342.9	1,265.6	6%
Total service revenue	5,410.0	5,132.0	5%
Interest on funds held for clients	161.7	146.3	10%
Total revenue	5,571.7	5,278.3	6%
Total expenses	3,364.0	3,104.2	8%
Operating income	2,207.7	2,174.1	2%
Interest expense	(105.4)	(37.3)	n/m
Other income, net	73.6	81.2	(9)%
Income before income taxes	2,175.9	2,218.0	(2)%
Income taxes	518.6	527.6	(2)%
Effective income tax rate	23.8%	23.8%
Net income	$1,657.3	$1,690.4	(2)%
Diluted earnings per share	$4.58	$4.67	(2)%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m – not meaningful

Total revenue increased to $5.6 billion for fiscal 2025, reflecting an increase of 6% compared to the prior year. The changes in revenue as compared to the prior year were primarily driven by the following factors:

•
Management Solutions revenue: $4.1 billion for fiscal 2025, reflecting an increase of 5%:
o
Continued growth in the number of HCM solution clients and HR outsourcing solutions worksite employees;
o
Higher revenue per client resulting from price realization and product penetration, including HR solutions and retirement;
o
The acquisition of Paycor; offset by
o
Lower revenue from ancillary services, primarily due to the expiration of our Employee Retention Tax Credit ("ERTC") program.

Excluding the acquisition of Paycor, Management Solutions revenue increased by 3% compared to the prior year.

•
PEO and Insurance Solutions revenue: $1.3 billion for fiscal 2025, reflecting an increase of 6%:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $161.7 million for fiscal 2025, reflecting an increase of 10%:
o
Higher average interest rates;
o
Higher average investment balances; and
o
The acquisition of Paycor.

Excluding the acquisition of Paycor, interest on funds held for clients increased by 7% compared to the prior year.

We invest in highly liquid, investment-grade fixed income securities. As of May 31, 2025, we had no exposure to high-risk or non-liquid investments. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios are as follows:

	Year ended May 31,
$ in millions	2025	2024
Average investment balances:
Funds held for clients	$4,699.5	$4,462.0
Corporate cash equivalents and investments	1,649.2	1,605.3
Total	$6,348.7	$6,067.3

Average interest rates earned (exclusive of net realized gains/(losses)):
Funds held for clients	3.4%	3.3%
Corporate cash equivalents and investments	4.4%	5.2%
Combined funds held for clients and corporate cash equivalents and investments	3.7%	3.8%

Total net realized losses	$(0.4)	$(2.6)

$ in millions
As of May 31,	2025	2024
Net unrealized losses on available-for-sale ("AFS") securities(1)	$(53.6)	$(162.5)
Federal Funds rate(2)	4.50%	5.50%
Total fair value of AFS securities	$3,755.5	$3,329.6
Weighted-average duration of AFS securities in years(3)	2.2	2.7
Weighted-average yield-to-maturity of AFS securities(3)	3.3%	3.0%

(1)
The net unrealized loss on our investment portfolios was approximately $49.6 million as of July 8, 2025.
(2)
The Federal Funds rate was in the range of 4.25% to 4.50% as of May 31, 2025 and in the range of 5.25% to 5.50% as of May 31, 2024.
(3)
These items exclude the impact of variable rate demand notes (“VRDNs”), as they are tied to short-term interest rates. Refer to the “Market Risk Factors” section contained in Item 7A of this Form 10-K for more information on changing interest rates.

Total expenses: Total expenses, which reflects the total combined cost of service revenue and selling, general and administrative expenses, increased 8% to $3.4 billion compared to the prior year. The following table summarizes the components of total expenses:

In millions	2025	2024	Change(1)
Core business operations:
Compensation-related expenses	$1,853.0	$1,810.4	2%
PEO direct insurance costs	520.1	471.3	10%
Depreciation and amortization	168.8	176.5	(4)%
Other expenses	659.8	606.5	9%
Non-core business operations:
Acquisition-related costs	162.3	—	n/m
Cost optimization initiatives	—	39.5	n/m
Total expenses	$3,364.0	$3,104.2	8%

(1)
Percentage changes are calculated based on unrounded numbers.

n/m - not meaningful

The changes in total expenses as compared to the prior year were primarily driven by the following factors:

•
Compensation-related expenses: $1.9 billion for fiscal 2025, reflecting a 2% increase:
o
The acquisition of Paycor. Excluding the impact of the acquisition of Paycor, compensation-related expenses were relatively flat compared to the prior year.

•
PEO insurance costs: $520.1 million in fiscal 2025, reflecting a 10% increase:
o
Increase in PEO direct insurance costs related to growth in average worksite employees and wages, and PEO insurance revenues.

•
Other expenses: $659.8 million in fiscal 2025, reflecting a 9% increase:
o
Continued investment in technology; and
o
The acquisition of Paycor.

•
Acquisition-related costs: $162.3 million in fiscal 2025:
o
Acquisition-related costs include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention and transaction bonuses, and other acquisition-related costs, primarily reflecting professional service fees.

•
Cost optimization initiatives: $39.5 million in fiscal 2024:
o
Cost optimization initiatives taken during the fourth quarter of 2024, included reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization.

Excluding the acquisition of Paycor and the prior year period cost optimization initiatives noted above, total expenses increased approximately 2% compared to the prior year.

Operating income: Fiscal 2025 operating income was $2.2 billion, an increase of 2% compared to fiscal 2024. Adjusted operating income(1) of $2.4 billion, which excludes the acquisition related costs and cost optimization initiatives noted above, reflects an increase of 7%. Operating income for fiscal 2025 was impacted by the acquisition of Paycor and the expiration of the ERTC program.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income(1) as a percentage of total revenue) were as follows:

	Fiscal Year
	2025	2024
Operating margin	39.6%	41.2%
Adjusted operating margin(1)	42.5%	41.9%

Interest expense: Interest expense increased $68.1 million to $105.4 million in fiscal 2025, primarily due to the issuance of incremental debt to finance the acquisition of Paycor and acquisition-related costs included in interest expense.

Other income, net: Other income, net decreased 9% to $73.6 million in fiscal 2025, as a result of lower average interest rates earned on our corporate investments, partially offset by higher average investment balances.

Income taxes: Our effective income tax rate was 23.8% for fiscal 2025 and 2024. The effective income tax rates in both periods were affected by the recognition of discrete tax impacts related to employee stock-based compensation payments. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on income taxes.

Net income and diluted earnings per share: Net income was $1.7 billion for fiscal 2025 and 2024. Diluted earnings per share was $4.58 per diluted share for fiscal 2025 and $4.67 per diluted share for fiscal 2024. Refer to Note C of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on dilutive shares outstanding.

Adjusted net income(1) was $1.8 billion and $1.7 billion for fiscal 2025 and 2024, respectively, reflecting an increase of 5%. Adjusted diluted earnings per share(1) was $4.98 per diluted share and $4.72 per diluted share for fiscal 2025 and fiscal 2024, respectively, reflecting an increase of 6%.

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

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

$ in millions, except per share amounts	2025	2024	Change(1)
Operating income	$2,207.7	$2,174.1	2%
Non-GAAP adjustments:
Acquisition-related costs(2)	162.3	—
Cost optimization initiatives(3)	—	39.5
Adjusted operating income	$2,370.0	$2,213.6	7%
Adjusted operating margin	42.5%	41.9%

Net income	$1,657.3	$1,690.4	(2)%
Non-GAAP adjustments:
Acquisition-related costs(2)	196.3	—
Cost optimization initiatives(3)	—	39.5
Tax impact of above adjustments	(40.6)	(9.6)
Excess tax benefit related to employee stock-based compensation payments(4)	(10.1)	(11.2)
Adjusted net income	$1,802.9	$1,709.1	5%

Diluted earnings per share(5)	$4.58	$4.67	(2)%
Non-GAAP adjustments:
Acquisition-related costs(2)	0.54	—
Cost optimization initiatives(3)	—	0.11
Tax impact of above adjustments	(0.11)	(0.03)
Excess tax benefit related to employee stock-based compensation payments(4)	(0.03)	(0.03)
Adjusted diluted earnings per share	$4.98	$4.72	6%

Net income	$1,657.3	$1,690.4	(2)%
Non-GAAP adjustments:
Interest expense/(income), net	32.6	(45.4)
Income taxes	518.6	527.6
Depreciation and amortization expense	209.5	176.5
EBITDA	$2,418.0	$2,349.1	3%
Non-GAAP adjustments:
Acquisition-related costs(2)	121.6	—
Cost optimization initiatives(3)	—	39.5
Adjusted EBITDA	$2,539.6	$2,388.6	6%

(1)
Percentage changes are calculated based on unrounded numbers.
(2)
Acquisition-related costs included in selling, general and administrative expenses include $40.7 million in amortization of intangibles acquired in the acquisition of Paycor, $70.8 million in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention and transaction bonuses, and $50.8 million in other acquisition-related costs, primarily reflecting professional service fees. Acquisition-related costs included in interest expense includes $34.0 million reflecting the amortization of financing fees related to debt instruments associated with the financing of the Paycor acquisition and the excluded component of the initial fair value of the interest rate swaption contracts ("Swaption Contracts").

(3)
Cost optimization initiatives recognized in fiscal 2024 include further reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization.
(4)
Net tax windfall related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.
(5)
The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, operating margin, net income and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of the performance of our core business operations period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA, are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the Securities and Exchange Commission (“SEC”). As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, operating margin, net income, and diluted earnings per share, and, therefore, they should not be used in isolation but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Liquidity and Capital Resources

Our financial position as of May 31, 2025 remained strong with cash, restricted cash, and total corporate investments of $1.7 billion. Short-term borrowings of $18.6 million and long-term borrowings of $5.0 billion were outstanding as of May 31, 2025. Our unused capacity under our unsecured credit facilities was $2.0 billion as of May 31, 2025. Our primary source of cash is our ongoing operations, which was $1.9 billion for fiscal 2025. Our positive cash flows have allowed us to support our business, and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of May 31, 2025, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investments in our technology solutions, share repurchases, dividend payments, acquisitions and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of May 31, 2025 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

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

Details of our credit facilities are as follows:

		Maximum	May 31, 2025
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$—	$1,000.0
JPM	September 17, 2026	$750.0	—	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.6	231.4
Total Lines of Credit Outstanding and Available			$18.6	$1,981.4

Amounts outstanding under the PNC credit facility as of May 31, 2025 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during fiscal 2025 were as follows:

	Year ended May 31, 2025
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	3	—	365
Maximum amount borrowed	$201.5	$—	$243.9
Weighted-average amount borrowed	$104.3	$—	$20.1
Weighted-average interest rate	8.22%	—%	5.12%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

Subsequent to May 31, 2025, there were no additional overnight borrowings under our PNC and JPM credit facilities.

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

Letters of credit: As of May 31, 2025, we had irrevocable standby letters of credit available totaling $165.0 million, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 1, 2025 and February 27, 2027. No amounts were outstanding on these letters of credit during fiscal 2025 or fiscal 2024, or as of May 31, 2025 and May 31, 2024. Subsequent to May 31, 2025, eight letters of credit expired and were renewed for one year terms.

Long-term financing: We have borrowed $4.2 billion through the issuance of three fixed rate corporate bonds ("Corporate Bonds") and $0.8 billion through the issuance of long-term private placement debt (“Senior Notes”). Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion on our long-term financing.

Bridge Loan Commitment: On January 7, 2025, we and our subsidiary, Paychex of New York, LLC, entered into a bridge loan commitment with JPM, pursuant to which JPM committed to provide a 364-day senior unsecured credit facility not to exceed $3.5 billion for the acquisition of Paycor, including related fees and expenses. We incurred $14.9 million in debt financing fees, including structuring and commitment fees, which were capitalized as Prepaid expenses and other current assets on our Consolidated Balance Sheets and recognized as interest expense on a straight-line basis through the issuance date of our Corporate Bonds. The bridge loan commitment expired upon the issuance our Corporate Bonds. Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion on our long-term financing.

Interest Rate Swaption Contracts: On January 31, 2025, we executed three Swaption Contracts with JPM. The Swaption Contracts qualified as cash flow hedges, had an aggregate notional amount of $3.0 billion, and were utilized to manage exposure to fluctuations in benchmark interest rates associated with the issuance of Corporate Bonds to fund our acquisition of Paycor. At inception, we recorded Swaption Contract assets related to paid premiums of $19.2 million. The fair value of the Swaption Contract assets were classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets. Upon issuance of our Corporate Bonds, the Swaption Contracts expired unexercised.

Other commitments: The Company has various long-term contractual obligations as of May 31, 2025, which include:

•
operating leases for $84.1 million;
•
purchase obligations for $384.1 million;
•
workers’ compensation estimated obligations for $236.8 million; and
•
long-term Corporate Bonds and Senior Notes for $5.0 billion, plus interest payments of $1.7 billion.

Refer to Notes A, I, N, and Q of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on these commitments.

The liability for uncertain tax positions, including interest and net of federal benefits, was approximately $108.6 million as of May 31, 2025. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for more information on income taxes. We are not able to reasonably estimate the timing of future cash flows related to this liability.

We are a limited partner in five limited partnership arrangements to contribute a maximum of $37.0 million to venture capital funds. As of May 31, 2025, we have contributed $29.0 million of the total funding commitment. The timing of future contributions to be made to these venture capital funds cannot be specifically or reasonably determined. Our investments in these venture capital funds are not considered part of our ongoing operations, are accounted for under the equity method, and represented less than one percent of our total assets as of May 31, 2025.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health, medical, and workers' compensation benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2025. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

Primary sources of cash, restricted cash, and equivalents are through collections for services rendered to our customers and interest earned on funds held for clients and corporate investments. Primary uses of cash include employee compensation and contractual obligations related to business operations, cash dividends paid, share repurchases, purchases of property and equipment, servicing our long term debt, and acquisitions.

Our investment portfolio incorporates both corporate cash and funds held for clients. Interest rates, market conditions, and our variable cash flows are among several factors influencing our investment strategy directing the mix between long-term and VRDN AFS securities vs. short-term restricted cash and cash equivalents held in the portfolio. A portfolio strategy that favors larger balances held in restricted cash and cash equivalents may impact our investing activities due to the offsetting activity in the purchases and sales/maturities of AFS investments.

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

Summarized cash operating, investing, and financing cash flow information is as follows for fiscal 2025 and fiscal 2024:

	Year ended May 31,
In millions	2025	2024	Change
Net cash provided by operating activities	$1,900.9	$1,897.7	$3.2
Net cash used in investing activities	(3,356.8)	(260.9)	(3,095.9)
Net cash provided by/(used in) financing activities	2,293.2	(1,874.7)	4,167.9
Net change in cash, restricted cash, and equivalents	$837.3	$(237.9)	$1,075.2

Cash dividends per common share	$4.02	$3.65

The changes in our cash flows for fiscal 2025 and fiscal 2024 were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2025

•
Net income attributable to the reasons discussed in the “Results of Operations” section of this Item 7; and
•
An increase in accrued interest related to our Corporate Bonds; offset by
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

Investing Cash Flow Activities

Fiscal 2025

•
Cash used primarily for the acquisition of Paycor. We financed the acquisition of Paycor by issuing fixed-rate corporate bonds Refer to Note D and Note N of the Notes to the Consolidated Financial Statements for additional discussion on these transactions;
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
•
Net purchases of short-term accounts receivable due to an increase in our client base, and funding to existing client base, and the timing of net cash collections; and
•
Net sales from AFS securities primarily due to a shift from investing in VRDNs to reinvesting in cash and cash equivalents due to more favorable interest rates. We had no VRDN holdings at May 31, 2024 compared to $344.1 million at May 31, 2023.

Financing Cash Flow Activities

Fiscal 2025

•
Proceeds received from the issuance of Corporate Bonds. The proceeds received were used to acquire Paycor;
•
Cumulative dividends paid at $4.02 per share for fiscal 2025. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board; and
•
Repurchases of 0.8 million shares of our common stock at a weighted-average price of $125.50. These shares were retired immediately upon purchase.

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

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to our clients, in an amount that reflects the consideration we expect to receive in exchange for such services. Our service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of client's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 35 to 50 days for clients in the temporary staffing agency market and approximately 5 to 15 days for other clients. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. We regularly review our deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2025 or 2024.

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

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions, and is subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. We regularly review the adequacy of our estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could possibly be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2025 or 2024.

Goodwill and other intangible assets: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. We perform our annual impairment testing in our fiscal fourth quarter. During fiscal 2025 and 2024, a qualitative analysis was performed for all reporting units. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of our testing, no impairment loss was recognized in the results of operations for fiscal 2025 or 2024. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

We also test intangible assets with indefinite useful lives for potential impairment on an annual basis and between annual tests if events or changes in circumstances change in a way that indicate that the carrying value may not be recoverable. We have determined that there is no impairment of intangible assets with indefinite useful lives for fiscal 2025 or 2024 as a result of the qualitative analyses performed.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. We have determined that there is no impairment of long-lived assets for fiscal 2025 or as of May 31, 2025.

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

The fair value of time-based stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.

The fair value of performance-based stock awards that include a market condition is estimated based on a Monte Carlo simulation. The Monte Carlo simulation requires various assumptions as inputs including the expected volatility of the Paychex stock price and the stock prices of the companies that comprise the designated peer group. Stock price volatility of the Company and the designated peer group is estimated based on historical volatility, using stock prices over a period equal to the measurement period of the award.

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

The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any material change in one or more of these assumptions could have a material impact on the estimated fair value of a future award. The Company periodically reassesses its assumptions as well as its choice of valuation models. The Company will reconsider use of its valuation models if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value or if characteristics of future grants would warrant such a change.

Refer to Note F of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our stock-based compensation plans.

Business combinations: We account for acquisitions in accordance with the guidance in Financial Accounting Standards Board ASC 805, Business Combinations (ASC 805), using the acquisition method of accounting. We allocate the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. This allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:

•
Intangible assets, including valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and our assumed market share, as well as the estimated useful life of intangible assets;
•
Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;

•
Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed; and
•
Pre-existing liabilities and legal claims, and contingent consideration, each as may be applicable.

Our assumptions and estimates are based upon comparable market data and information obtained from management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. We may engage valuation specialists to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.

Income taxes: We account for deferred taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. We record a deferred tax asset related to the stock-based compensation costs recognized for certain stock-based awards. At the time of the exercise of non-qualified stock options or vesting of stock awards, we recognize any excess tax benefit within income taxes in the Consolidated Statements of Income and Comprehensive Income.

We maintain a reserve for uncertain tax positions. We evaluate tax positions taken or expected to be taken in a tax return for recognition in our consolidated financial statements. Prior to recording the related tax benefit in our consolidated financial statements, we must conclude that tax positions are more-likely-than-not to be sustained, assuming those positions will be examined by taxing authorities with full knowledge of all relevant information. The benefit recognized in our consolidated financial statements is the amount we expect to realize after examination by taxing authorities. If a tax position drops below the more-likely-than-not standard, the benefit can no longer be recognized. Assumptions, judgment, and the use of estimates are required in determining if the more-likely-than-not standard has been met when developing the provision for income taxes and in determining the expected benefit. A change in the assessment of the more-likely-than-not standard could materially impact our results of operations or financial position. Refer to Note L of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further discussion of our reserve for uncertain tax positions.

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

During fiscal 2025, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments.

During fiscal 2025, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.7%, compared to 3.8% for fiscal 2024. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, will decrease from our longer-term AFS securities. Earnings from the AFS securities, which as of May 31, 2025 had an average duration of 2.2 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2025 are shown below by expected maturity.

	May 31, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$624.4	$618.6
Due after one year through three years	2,128.2	2,086.2
Due after three years through five years	770.7	762.9
Due after five years	285.8	287.8
Total	$3,809.1	$3,755.5

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of May 31, 2025 and 2024, the Federal Funds rate was in the range of 4.25% to 4.50% and in the range of 5.25% to 5.50%, respectively. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 19 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $6.0 million to $6.5 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) averaged approximately $6.3 billion for fiscal 2025. Our anticipated allocation is approximately 45% invested in short-term securities and VRDNs with an average duration of less than 30 days, and 55% invested in available-for-sale securities with an average duration of two to three and one-quarter years.

The combined funds held for clients and corporate available-for-sale securities reflected net unrealized losses of $53.6 million and $162.5 million as of May 31, 2025 and 2024, respectively. Refer to Note H of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional disclosures on fair value measurements.

During fiscal 2025, the net unrealized loss on our investment portfolios ranged from $41.8 million to $162.5 million. During fiscal 2024, the net unrealized loss on our investment portfolios ranged from $127.5 million to $259.6 million. The net unrealized loss on our investment portfolios was approximately $49.6 million as of July 8, 2025.

As of May 31, 2025 and 2024, we had $3.8 billion and $3.3 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.3% and 3.0% as of May 31, 2025 and 2024, respectively. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of May 31, 2025, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical decrease or increase in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss recognized.

We are also exposed to interest rate risk through the use of our credit facilities as outlined in Liquidity and Capital Resources section of this Form 10-K. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with these investments through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of May 31, 2025 were not impaired as a result of the previously discussed reasons. While $2.0 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $68.0 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. Most of the AFS securities in an unrealized loss position as of May 31, 2025 and 2024 held an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework” (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of May 31, 2025.

On April 14, 2025, we completed our acquisition of Paycor HCM, Inc. (“Paycor”). We are in the process of evaluating the existing controls and procedures of and integrating Paycor into our internal control over financial reporting. In accordance with Securities and Exchange Commission Staff guidance, permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Paycor from our assessment of the effectiveness of internal control over financial reporting as of May 31, 2025. Paycor represented approximately 8% of the Company’s total assets as of May 31, 2025 and approximately 2% of the Company’s revenues for the year ended May 31, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of May 31, 2025, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ John B. Gibson John B. Gibson President and Chief Executive Officer	/s/ Robert L. Schrader Robert L. Schrader Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Paychex, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Paychex, Inc. and its subsidiaries (the "Company") as of May 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended May 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report on Management’s Assessment of Internal Control Over Financial Reporting, management has excluded Paycor HCM, Inc. from its assessment of internal control over financial reporting as of May 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Paycor HCM, Inc. from our audit of internal control over financial reporting. Paycor HCM, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 8% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2025.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Professional Employer Organization (PEO) Workers’ Compensation Insurance Reserves

As described in Note A to the consolidated financial statements, the Company offers workers’ compensation insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. As of May 31, 2025, the total liability for workers’ compensation insurance reserves is $236.8 million. In establishing the PEO workers' compensation insurance reserves, management uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle the claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends.

The principal considerations for our determination that performing procedures relating to PEO workers’ compensation insurance reserves is a critical audit matter are (i) the significant judgment by management when developing the PEO workers’ compensation insurance reserves; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions and actuarial estimates related to the loss development factors; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s PEO workers’ compensation insurance reserves, including controls over the development of management’s assumptions and actuarial estimates related to the loss development factors. These procedures also included, among others (i) testing the completeness and accuracy of the underlying data used in management’s estimate of the PEO workers’ compensation insurance reserves and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) developing an independent estimate of the PEO workers’ compensation insurance reserves and comparing the independent estimate to management’s estimate and (b) evaluating the appropriateness of management’s model and the reasonableness of management’s assumptions and actuarial estimates related to the loss development factors.

Acquisition of Paycor HCM, Inc. – Valuation of Customer Relationships

As described in Note D to the consolidated financial statements, on April 14, 2025, the Company completed its acquisition of Paycor for total purchase consideration of $4.1 billion. The acquired intangible assets included $1.12 billion of customer relationships. The fair value of the customer relationships intangible asset was estimated by management using a multi-period excess earnings method. Management’s cash flow projections for the acquired Paycor customer relationships reflected significant judgments and assumptions including the revenue growth rate, customer attrition rate, and discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships recorded in connection with the acquisition of Paycor is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired customer relationships; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rate, customer attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired customer relationships. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired customer relationships; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to the revenue growth rate, customer attrition rate, and discount rate. Evaluating management’s assumption related to the revenue growth rate involved considering (i) the current and past performance of the Paycor business; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer attrition rate and discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Fairport, New York

July 11, 2025

We have served as the Company’s auditor since 2013.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

In millions, except per share amounts

Year ended May 31,	2025	2024	2023
Revenue:
Management Solutions	$4,067.1	$3,866.4	$3,730.5
PEO and Insurance Solutions	1,342.9	1,265.6	1,176.8
Total service revenue	5,410.0	5,132.0	4,907.3
Interest on funds held for clients	161.7	146.3	99.8
Total revenue	5,571.7	5,278.3	5,007.1
Expenses:
Cost of service revenue	1,540.4	1,479.3	1,453.0
Selling, general and administrative expenses	1,823.6	1,624.9	1,521.0
Total expenses	3,364.0	3,104.2	2,974.0
Operating income	2,207.7	2,174.1	2,033.1
Interest expense	(105.4)	(37.3)	(36.7)
Other income, net	73.6	81.2	51.8
Income before income taxes	2,175.9	2,218.0	2,048.2
Income taxes	518.6	527.6	490.9
Net income	$1,657.3	$1,690.4	$1,557.3

Other comprehensive income/(loss), net of tax	91.4	14.8	(26.0)
Comprehensive income	$1,748.7	$1,705.2	$1,531.3

Basic earnings per share	$4.60	$4.69	$4.32
Diluted earnings per share	$4.58	$4.67	$4.30
Weighted-average common shares outstanding	360.2	360.3	360.4
Weighted-average common shares outstanding, assuming dilution	362.0	362.1	362.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS

In millions, except per share amounts

As of May 31,	2025	2024
Assets
Cash and cash equivalents	$1,628.6	$1,468.9
Restricted cash	47.9	47.8
Corporate investments	34.5	33.9
Interest receivable	27.9	23.3
Accounts receivable, net of allowance for credit losses	1,330.5	1,059.6
PEO unbilled receivables, net of advance collections	616.6	542.4
Prepaid income taxes	38.9	47.5
Prepaid expenses and other current assets	378.3	321.9
Current assets before funds held for clients	4,103.2	3,545.3
Funds held for clients	4,813.3	3,706.2
Total current assets	8,916.5	7,251.5
Long-term corporate investments	—	3.7
Property and equipment, net of accumulated depreciation	511.5	411.7
Operating lease right-of-use assets, net of accumulated amortization	63.8	46.9
Intangible assets, net of accumulated amortization	1,947.3	194.5
Goodwill	4,514.1	1,882.7
Long-term deferred costs	482.4	477.1
Other long-term assets	128.5	115.0
Total assets	$16,564.1	$10,383.1
Liabilities
Accounts payable	$129.8	$104.3
Accrued corporate compensation and related items	183.9	135.0
Accrued worksite employee compensation and related items	735.8	662.4
Short-term debt	18.6	18.7
Long-term debt, net, current portion	399.8	—
Deferred revenue	69.4	50.2
Other current liabilities	552.0	469.8
Current liabilities before client fund obligations	2,089.3	1,440.4
Client fund obligations	4,867.0	3,868.7
Total current liabilities	6,956.3	5,309.1
Accrued income taxes	119.0	102.6
Deferred income taxes	444.7	86.0
Long-term debt, net of debt issuance costs	4,548.4	798.6
Operating lease liabilities	55.5	49.0
Other long-term liabilities	312.2	236.8
Total liabilities	12,436.1	6,582.1
Commitments and contingencies — Note Q
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 360.5 shares as of May 31, 2025 and 360.1 shares as of May 31, 2024	3.6	3.6
Additional paid-in capital	1,901.1	1,729.5
Retained earnings	2,277.0	2,213.0
Accumulated other comprehensive loss	(53.7)	(145.1)
Total stockholders’ equity	4,128.0	3,801.0
Total liabilities and stockholders’ equity	$16,564.1	$10,383.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In millions, except per share amounts

					Accumulated other comprehensive loss
								Total
					Net			accumulated
			Additional		unrealized	Cash	Foreign	other
	Common stock		paid-in	Retained	loss on AFS	flow	currency	comprehensive
	Shares	Amount	capital	earnings	securities	hedges	translation	income/(loss)	Total
Balance as of May 31, 2022	359.9	$3.6	$1,545.9	$1,669.6	$(101.1)	$—	$(32.8)	$(133.9)	$3,085.2
Net income	—	—	—	1,557.3	—	—	—	—	1,557.3
Unrealized losses on securities, net of $12.2 million in tax benefit	—	—	—	—	(36.6)	—	—	(36.6)	(36.6)
Reclassification adjustment for realized gains on securities, net of $2.5 million in tax benefit (1)	—	—	—	—	7.4	—	—	7.4	7.4
Dividends declared ($3.26 per share)	—	—	—	(1,175.5)	—	—	—	—	(1,175.5)
Repurchases of common shares (2)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	62.6	—	—	—	—	—	62.6
Foreign currency translation adjustment	—	—	—	—	—	—	3.2	3.2	3.2
Activity related to equity-based plans	0.6	0.0	17.9	(28.3)	—	—	—	—	(10.4)
Balance as of May 31, 2023	360.5	3.6	1,626.4	2,023.1	(130.3)	—	(29.6)	(159.9)	3,493.2
Net income	—	—	—	1,690.4	—	—	—	—	1,690.4
Unrealized gains on securities, net of $2.6 million in tax expense	—	—	—	—	7.6	—	—	7.6	7.6
Reclassification adjustment for realized losses on securities, net of $0.7 million in tax benefit (1)	—	—	—	—	2.0	—	—	2.0	2.0
Dividends declared ($3.65 per share)	—	—	—	(1,315.4)	—	—	—	—	(1,315.4)
Repurchases of common shares (2)	(1.5)	(0.0)	(6.2)	(163.0)	—	—	—	—	(169.2)
Stock-based compensation	—	—	61.1	—	—	—	—	—	61.1
Foreign currency translation adjustment	—	—	—	—	—	—	5.2	5.2	5.2
Activity related to equity-based plans	1.1	0.0	48.2	(22.1)	—	—	—	—	26.1
Balance as of May 31, 2024	360.1	3.6	1,729.5	2,213.0	(120.7)	—	(24.4)	(145.1)	3,801.0
Net income	—	—	—	1,657.3	—	—	—	—	1,657.3
Unrealized gains/(losses), net of $26.4 million in tax expense	—	—	—	—	81.9	(19.2)	—	62.7	62.7
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	19.2	—	19.5	19.5
Dividends declared ($4.02 per share)	—	—	—	(1,448.7)	—	—	—	—	(1,448.7)
Repurchases of common shares (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	—	(104.5)
Stock-based compensation	—	—	111.8	—	—	—	—	—	111.8
Fair value of awards included in transaction consideration	—	—	15.9	—	—	—	—	—	15.9
Foreign currency translation adjustment	—	—	—	—	—	—	9.2	9.2	9.2
Activity related to equity-based plans	1.2	0.0	47.9	(44.1)	—	—	—	—	3.8
Balance as of May 31, 2025	360.5	$3.6	$1,901.1	$2,277.0	$(38.5)	$—	$(15.2)	$(53.7)	$4,128.0

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions

Year ended May 31,	2025	2024	2023
Operating activities
Net income	$1,657.3	$1,690.4	$1,557.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209.5	176.5	176.6
Amortization of premiums and discounts on AFS securities, net	23.4	(7.0)	18.2
Amortization of deferred contract costs	236.5	231.7	219.1
Stock-based compensation costs	111.8	61.1	62.6
Benefit from deferred income taxes	(15.8)	(29.8)	(44.0)
Provision for credit losses	24.2	19.8	17.7
Net realized losses on sales of AFS securities	0.4	2.6	9.8
Net realized losses on disposal of assets	3.7	32.8	1.3
Premium paid on cash flow hedges	(19.2)	—	—
Changes in operating assets and liabilities:
Interest receivable	(3.8)	1.1	(2.1)
Accounts receivable and PEO unbilled receivables, net	(130.7)	113.0	(135.7)
Prepaid expenses and other current assets	(12.0)	(25.2)	(17.8)
Accounts payable and other current liabilities	42.3	(127.0)	86.3
Deferred costs	(246.5)	(244.9)	(269.4)
Net change in other long-term assets and liabilities	21.9	6.1	30.6
Net change in operating lease right-of-use assets and liabilities	(2.1)	(3.5)	(4.3)
Net cash provided by operating activities	1,900.9	1,897.7	1,706.2
Investing activities
Purchases of AFS securities	(14,302.9)	(6,868.5)	(14,585.3)
Proceeds from sales and maturities of AFS securities	14,292.5	7,161.2	14,943.2
Net change in purchased receivables	(157.3)	(153.8)	(6.8)
Purchases of property and equipment	(191.8)	(161.4)	(143.0)
Proceeds from sale of property and equipment	—	—	16.7
Acquisition of businesses, net of cash acquired	(2,967.5)	(208.3)	(2.7)
Purchases of other assets	(29.8)	(30.1)	(10.4)
Net cash (used in)/provided by investing activities	(3,356.8)	(260.9)	211.7
Financing activities
Net change in client fund obligations	(290.7)	(425.3)	474.8
Net proceeds from short-term borrowings	—	9.0	2.0
Proceeds from issuance of corporate bonds	4,180.9	—	—
Dividends paid	(1,448.5)	(1,315.3)	(1,175.0)
Repurchases of common shares	(104.5)	(169.2)	—
Debt issuance costs	(47.8)	—	—
Contingent consideration paid for acquisitions	—	—	(2.8)
Activity related to equity-based plans	3.8	26.1	(10.4)
Net cash provided by/(used in) financing activities	2,293.2	(1,874.7)	(711.4)
Net change in cash, restricted cash, and equivalents	837.3	(237.9)	1,206.5
Cash, restricted cash, and equivalents, beginning of fiscal year	1,897.0	2,134.9	928.4
Cash, restricted cash, and equivalents, end of fiscal year	$2,734.3	$1,897.0	$2,134.9

Reconciliation of cash, restricted cash, and equivalents
Cash and cash equivalents	$1,628.6	$1,468.9	$1,222.0
Restricted cash	47.9	47.8	49.8
Restricted cash and restricted cash equivalents included in funds held for clients	1,057.8	380.3	863.1
Total cash, restricted cash, and equivalents	$2,734.3	$1,897.0	$2,134.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A — Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory solutions in human resources (“HR”), employee benefit solutions, insurance and payroll for clients and their employees in the United States (“U.S.”) and parts of Europe. The Company also has operations in India.

Paychex, a Delaware corporation formed in 1979, reports as a single segment. Refer to Note R of this Item 8 for further discussion of the Company’s segment reporting for each of the fiscal years ended May 31, 2025 (“fiscal 2025”), May 31, 2024 (“fiscal 2024”), and May 31, 2023 (“fiscal 2023”) and as of May 31, 2025 and 2024.

The Company offers a full range of integrated HCM solutions covering the employee life cycle for businesses and their employees. Clients may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, point-of-sale, and productivity applications on the market today. Paychex’s offerings often leverage the information gathered in its base payroll processing service, allowing the Company to provide comprehensive outsourcing services covering the HCM spectrum.

Paychex supports its clients through its proprietary, robust Paychex Flex® platform, Paycor and the Company’s SurePayroll® SaaS-based solutions. Both solutions allow users to process payroll when they want, how they want, and on any type of device (desktop, tablet, and mobile phone). Paychex’s larger clients generally have more complex payroll and employee benefit needs and can opt for an integrated suite of HCM solutions, which allows them to choose the service and software solutions that will meet the needs of their businesses.

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

Cash and cash equivalents: Cash and cash equivalents consist of available cash, money market securities, and other investments with a maturity of 90 days or less at acquisition. Cash and cash equivalents include funds collected from the Company’s PEO clients for the payment of worksite employee payrolls and associated payroll taxes. $179.8 million and $171.7 million collected from PEO clients are included in cash and cash equivalents on the Company’s Consolidated Balance Sheets as of May 31, 2025 and 2024, respectively.

Restricted cash and restricted cash equivalents: Restricted cash and restricted cash equivalents are recorded at fair value, and consist of cash and cash equivalents, primarily money market securities, included in funds held for clients and cash that is restricted in use to secure commitments for certain workers’ compensation insurance policies.

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	May 31,	May 31,
In millions	2025	2024
Trade receivables	$205.4	$141.3
Purchased receivables	1,151.1	939.6
Total accounts receivable, gross	1,356.5	1,080.9
Less: Allowance for credit losses	26.0	21.3
Accounts receivable, net of allowance for credit losses	$1,330.5	$1,059.6

Trade receivables are for services provided to clients in the normal course of business and purchased receivables are acquired from the Company's clients under non-recourse arrangements.

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

Allowance for credit losses activity related to accounts receivables are as follows:

	Year ended May 31,
In millions	2025	2024	2023
Balance, beginning of period	$21.3	$20.5	$18.2
Provision for credit losses	24.2	19.8	17.7
Write-offs and recoveries	(19.5)	(19.0)	(15.4)
Balance, end of period	$26.0	$21.3	$20.5

No single client had a material impact on total accounts receivable as of May 31, 2025 or 2024. No single client had a material impact on service revenue or results of operations for the fiscal years ended May 31, 2025, 2024 and 2023.

PEO unbilled receivables, net of advance collections: The Company recognizes a liability for worksite employee gross wages and related payroll tax liabilities at the end of the period in which the worksite employee performs work, and where it assumes, under applicable federal and state regulations, the obligation for the payment of payroll and payroll tax liabilities. The estimated payroll and payroll tax liabilities are recorded in accrued worksite employee compensation and related items on the Company’s Consolidated Balance Sheets. The associated unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of May 31, 2025 and 2024, advance collections were $1.8 million and $0.7 million, respectively.

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

Goodwill and other intangible assets, net of accumulated amortization: Goodwill is not amortized, but instead is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that there has been a potential decline in the fair value of a reporting unit. The Company performs its annual impairment testing in its fiscal fourth quarter. During fiscal 2025 and fiscal 2024, a qualitative analysis was performed on all reporting units to determine if it is more-likely-than-not that the fair value of the reporting units had declined below their carrying values. During fiscal 2023, a qualitative assessment was performed for the Company's Paychex, Inc., excluding Purchased Receivables, reporting unit, and a quantitative assessment was performed on the Purchased Receivable reporting unit. The qualitative assessment considered various financial, macroeconomic, industry, and reporting unit specific qualitative factors. Based on the results of the Company’s testing, no impairment loss was recognized in the results of operations for fiscal 2025, fiscal 2024, or fiscal 2023. Subsequent to the latest review, there have been no events or circumstances that indicate any potential impairment of the Company’s goodwill balance.

Intangible assets are reported net of accumulated amortization on the Consolidated Balance Sheets. Amortization is based on the estimated useful lives of asset using either an accelerated method or straight-line method. The estimated useful lives of amortizable assets are generally as follows:

Category	Amortizable life
Client lists	3 to 12 years
Acquired developed software	5 to 7 years
Other intangibles:
Finite-lived trade names and trademarks	3 to 15 years
Naming rights	Over remaining term of underlying agreement

In addition, the Company has intangible assets with indefinite useful lives, which are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change in a way to indicate that the carrying value may not be recoverable. The Company has determined, using qualitative assessments, there is no impairment of intangible assets with indefinite useful lives for fiscal 2025, fiscal 2024, or fiscal 2023.

Impairment of Long-Lived Assets: Long-lived assets, including intangible assets with finite lives and operating lease right-of-use (“ROU”) assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its estimated fair value. The Company has determined that there was no impairment of long-lived assets for fiscal 2025, fiscal 2024, or fiscal 2023.

Derivative Instruments: At inception, a derivative asset is recorded for the fair value of the premiums paid. Changes to the fair value of these cash flow hedges are temporarily reported in Accumulated other comprehensive loss on the Company’s Consolidated Balance Sheets and reclassified to earnings as the hedged item affects earnings. The Company formally assesses, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. Interest rate swaption contracts (“Swaption Contracts”), qualifying as cash flow hedges of interest payments, were used to hedge a portion of the Company's long-term fixed rate debt in fiscal 2025. Refer to Note M Short-term Financing for additional information on the Company's Swaption Contracts.

Foreign Currency: The financial statements of the Company’s foreign subsidiaries have been translated into U.S. dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expenses are translated at the average exchange rate for the reporting period. The resulting non-cash foreign currency translation adjustments, representing unrealized gains or losses, are included in the Consolidated Statements of Stockholders’ Equity as a component of accumulated other comprehensive income/(loss), net of tax. The Company did not have any material realized gains or losses resulting from foreign exchange transactions during fiscal 2025, fiscal 2024, or fiscal 2023.

Revenue recognition: Revenues are primarily attributable to fees for providing services as well as investment income earned on funds held for clients. Fees associated with services are recognized when control of the contracted services is transferred to the Company's clients, in an amount that reflects the consideration it expects to receive in exchange for such services. The Company’s service revenue is largely attributable to processing services where the fee is based on a fixed amount per processing period or a fixed amount per processing period plus a fee per employee or transaction processed. Insurance Solutions revenues are recognized when commissions are earned on premiums billed and collected. Fees earned for the purchase of client's accounts receivable under non-recourse arrangements are based on a percentage of funding amounts as specified in the client contract. These fees are then recognized over the average collection period of 35 to 50 days for clients in the temporary staffing agency market and approximately 5 to 15 days for other clients. The revenue earned from delivery service for the distribution of certain client payroll checks and reports is included in service revenue, and the costs for the delivery are included in cost of service revenue on the Consolidated Statements of Income and Comprehensive Income.

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

The assets related to both costs to obtain and costs to fulfill contracts with clients are capitalized and amortized using an accelerated method over an eight-year life to closely align with the pattern of client attrition over the estimated life of the client relationship. The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2025, fiscal 2024, or fiscal 2023.

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

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling these claims. In establishing the PEO workers’ compensation insurance reserves, the Company uses an independent actuarial estimate of undiscounted future cash payments that would be made to settle claims. The determination of estimated ultimate losses by the Company’s independent actuary are based on accepted actuarial methods and assumptions. The estimated ultimate losses are primarily based upon loss development factors, and other factors such as the nature of employees’ job responsibilities, the historical frequency and severity of workers’ compensation claims, and an estimate of future cost trends. Each reporting period, changes in actuarial assumptions resulting from changes in actual claims experience and other trends are incorporated into the Company's workers’ compensation claims cost estimates. For fiscal 2025 and fiscal 2024, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

As of May 31, 2025 and 2024, the Company had recorded current liabilities of $80.4 million and $74.1 million, respectively, and long-term liabilities of $156.4 million and $144.5 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in the other current liabilities and other long-term liabilities sections, respectively, of the Consolidated Balance Sheets.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims reserve includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies during both fiscal 2025 and fiscal 2024. Amounts accrued related to the health insurance and dental and vision plan reserves were $48.2 million and $50.6 million as of May 31, 2025 and 2024, respectively. These amounts are included in other current liabilities on the Consolidated Balance Sheets.

Estimating the ultimate cost of future claims is an uncertain and complex process based upon historical loss experience and accepted actuarial methods and assumptions. These reserves are subject to change due to multiple factors, including economic trends, changes in legal liability law, and damage awards, all of which could materially impact the reserves as reported in the consolidated financial statements. Accordingly, final claim settlements may vary from the present estimates, particularly with workers’ compensation insurance where those payments may not occur until well into the future. The Company regularly reviews the adequacy of its estimated insurance reserves. Adjustments to previously established reserves are reflected in the results of operations for the period in which the adjustment is identified. Such adjustments could be significant, reflecting any combination of new and adverse or favorable trends. Adjustments to previously established reserves were not material for fiscal 2025, fiscal 2024, or fiscal 2023.

Leases: The Company accounts for its leases under ASC Topic 842, "Leases". At contract inception, the Company determines if the new contractual arrangement is a lease or contains a leasing arrangement. If a contract contains a lease with a term greater than one year, the Company evaluates whether it should be classified as an operating or a finance lease. Currently, all the Company’s leases have been classified as operating leases. Upon modification of a contract, the Company will reassess to determine if a contract is or contains a leasing arrangement.

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

An ROU asset is measured as the amount of the lease liability with adjustments, if applicable, for lease incentives, initial direct costs incurred by the Company, and lease prepayments made prior to or at lease commencement. ROU assets are classified as operating lease ROU assets, net of accumulated amortization, on the Company’s Consolidated Balance Sheets. The Company evaluates the carrying value of ROU assets if there are indicators of potential impairment and performs the analysis concurrent with the review of the recoverability of the related asset group. If the carrying value of the asset group is determined to not be fully recoverable and is in excess of its estimated fair value, the Company will record an impairment loss in its Consolidated Statements of Income and Comprehensive Income. The Company did not recognize an impairment loss during fiscal 2025, fiscal 2024 or fiscal 2023.

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

Stock-based compensation costs: All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. For stock options, the Company estimates the fair value of grants using a Black-Scholes option pricing model. This model requires various assumptions as inputs including the expected volatility of the Paychex stock price and expected option life. Volatility is estimated based on a combination of historical volatility, using stock prices over a period equal to the expected option life, and implied market volatility. Expected option life is estimated based on historical exercise behavior.

The fair value of time-based stock awards is determined based on the stock price at the date of grant. For grants that do not accrue dividends or dividend equivalents, the fair value is the stock price reduced by the present value of estimated dividends over the vesting period or performance period.

The fair value of performance-based stock awards that include a market condition is estimated based on a Monte Carlo simulation. The Monte Carlo simulation requires various assumptions as inputs including the expected volatility of the Paychex stock price and the stock prices of the companies that comprise the designated peer group. Stock price volatility of the Company and the designated peer group is estimated based on historical volatility, using stock prices over a period equal to the measurement period of the award.

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

The assumptions of volatility, expected option life, and forfeitures all require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any material change in one or more of these assumptions could have an impact on the estimated fair value of a future award. The Company periodically reassesses its assumptions as well as its choice of valuation models. The Company will reconsider use of its valuation models if additional information becomes available in the future indicating that another model would provide a more accurate estimate of fair value or if characteristics of future grants would warrant such a change.

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

Business combinations: The Company accounts for acquisitions in accordance with the guidance in Financial Accounting Standards Board ("FASB") ASC 805, Business Combinations (ASC 805), using the acquisition method of accounting. The Company allocates the purchase price consideration associated with its acquisitions to the fair values of assets acquired and liabilities assumed at their respective acquisition dates, with the excess recorded to goodwill. This allocation involves a number of assumptions, estimates, and judgments in determining fair value of the following:

•
Intangible assets, including valuation methodology, estimations of future cash flows, discount rates, market segment growth rates, and our assumed market share, as well as the estimated useful life of intangible assets;
•
Deferred tax assets and liabilities, uncertain tax positions, and tax-related valuation allowances, which are initially estimated as of the acquisition date;
•
Goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and liabilities assumed; and
•
Pre-existing liabilities and legal claims, and contingent consideration, each as may be applicable.

The Company's assumptions and estimates are based upon comparable market data and information obtained from our management and the management of the acquired companies. These assumptions and estimates are used to value assets acquired and liabilities assumed, and to allocate goodwill to the reporting units of the business that are expected to benefit from the business combination. Adjustments to the fair values of assets acquired and liabilities assumed may be recorded during the measurement period, which may be up to one year from the acquisition date, with the corresponding offset to goodwill. The Company may engage a valuation specialist to assist in the fair value measurement of assets acquired and liabilities assumed for each acquisition.

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses during the reporting period. Actual amounts and results could differ from these estimates.

Recently adopted accounting pronouncements: Effective for the Company's Annual Report on Form 10-K for fiscal 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The requirements of this ASU are disclosure-related and did not have an impact on the Company’s financial condition, results of operations, or cash flows. Refer to Note R of this Item 8 for further discussion of the Company’s segment reporting.

Recently issued accounting pronouncements: In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s fiscal year beginning June 1, 2025, with early application permitted. The transition method is prospective with the retrospective method permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue are as follows:

	Year ended May 31,
In millions	2025	2024	2023
Payroll wages and payroll taxes	$29,280.0	$27,381.5	$26,025.3
State unemployment insurance (included in payroll wages and payroll taxes)	$167.4	$151.8	$138.2
Guaranteed cost benefit plans	$681.6	$660.3	$656.3

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

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes them as future services are provided, over approximately two years to four years.

Changes in deferred revenue related to material rights that exceed one year were as follows:

	Year ended May 31,
In millions	2025	2024
Balance, beginning of period	$74.9	$62.0
Deferred revenue acquired	19.0	—
Deferral of revenue	39.0	46.7
Recognition of unearned revenue	(40.5)	(33.8)
Balance, end of period	$92.4	$74.9

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of May 31, 2025, the Company expects to recognize $47.3 million of deferred revenue related to material rights during its fiscal year ending May 31, 2026 and $45.1 million of deferred revenue thereafter.

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during fiscal 2025, fiscal 2024, or fiscal 2023.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to fulfill contracts:
	Year ended May 31,
In millions	2025	2024
Balance, beginning of period	$76.6	$75.3
Capitalization of costs	37.8	27.8
Amortization	(27.4)	(26.5)
Balance, end of period	$87.0	$76.6

Costs to obtain contracts:
	Year ended May 31,
In millions	2025	2024
Balance, beginning of period	$609.4	$597.5
Capitalization of costs	208.7	217.1
Amortization	(209.1)	(205.2)
Balance, end of period	$609.0	$609.4

Note C — Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Year ended May 31,
In millions, except per share amounts	2025	2024	2023
Basic earnings per share:
Net income	$1,657.3	$1,690.4	$1,557.3
Weighted-average common shares outstanding	360.2	360.3	360.4
Basic earnings per share	$4.60	$4.69	$4.32
Diluted earnings per share:
Net income	$1,657.3	$1,690.4	$1,557.3
Weighted-average common shares outstanding	360.2	360.3	360.4
Dilutive effect of common share equivalents	1.8	1.8	1.9
Weighted-average common shares outstanding, assuming dilution	362.0	362.1	362.3
Diluted earnings per share	$4.58	$4.67	$4.30
Weighted-average anti-dilutive common share equivalents	0.2	0.6	0.7

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D — Business Combinations

The Company accounts for acquisitions in accordance with the guidance in FASB ASC 805, Business Combinations (ASC 805). This guidance requires disclosure of consideration transferred, including any contingent consideration, assets acquired, and liabilities assumed to be measured at their fair values as of the acquisition date. This guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of the purchase price over the fair values of the net assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

Paycor HCM, Inc.

On April 14, 2025, the Company completed its acquisition of Paycor HCM, Inc. (“Paycor”) for total purchase consideration of approximately $4.1 billion, of which $4.06 billion was paid in cash and $25.1 million was paid in the form of replacement awards. To finance the purchase consideration, Paychex issued a $4.2 billion aggregate principal amount of fixed-rate corporate bonds. Refer to Note N for further details on the issued fixed rate corporate bonds. Paycor is a leading Software-as-a-Service (“SaaS”) provider of HCM solutions for small and medium-sized businesses across all 50 states within the U.S.

Each unvested award of time-based restricted stock units ("RSUs") and restricted stock awards ("RSAs") granted under the Paycor 2021 Omnibus Incentive Plan held by employees at the Director and above level was replaced with either Paychex RSUs or Paychex RSAs subject to the original vesting conditions. These replaced awards represent $15.9 million of the $25.1 million of fair value attributable to pre-combination services. Refer to Note F for further details on the replaced RSUs and RSAs. For unvested RSUs held by employees below the level of Director or each unvested phantom award held by Serbia-based Paycor employees at any level, these awards were converted into a cash award for the right to receive $22.50 in cash per share, subject to the original vesting conditions. These cash awards represent $9.2 million of the $25.1 million of fair value attributable to pre-combination services.

The amount of Paycor revenue and net loss included in the Company’s condensed Consolidated Statements of Income and Comprehensive Income from the acquisition date through May 31, 2025, was $92.5 million and $75.9 million, respectively. Paycor's financial results include acquisition-related costs of $84.5 million, net of tax. Refer to Note R for additional discussion on these acquisition-related costs.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions. The Company recognized $49.2 million of acquisition-related costs that were expensed in the current fiscal year. These costs are shown as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

The transaction aims to enhance the Company’s capabilities in the upmarket segment and expand its suite of AI-driven HCM solutions.

Purchase Consideration and Allocation

The Company accounted for the Paycor acquisition as a business combination using the acquisition method of accounting in accordance with ASC 805. The assets acquired and liabilities assumed in the acquisition of Paycor were recorded at their respective fair values as of the acquisition date. Estimates of fair value represent management’s best estimate and require a complex series of judgments about future events and uncertainties. Third-party valuation specialists were engaged to assist in the valuation of certain assets and liabilities. The purchase price allocation as of the acquisition date is subject to change as additional information about the fair values of assets acquired and liabilities assumed becomes available. These adjustments will be finalized no later than one year from the acquisition date. During the year ended May 31, 2025, purchase price allocation adjustments were immaterial.

The following table summarizes the components of the purchase consideration:

In millions, except per share amounts
Number of shares of Paycor common stock outstanding (1)	180.5
Cash consideration (per share of common stock)	$22.50
Total cash consideration	$4,060.6

Fair value of Paycor equity awards replaced by Paychex for pre-combination services (2)	$25.1
Total equity consideration	$25.1
Total purchase consideration	$4,085.7
(1)
Represents outstanding shares of Paycor common stock as of April 11, 2025.
(2)
Represents the fair value of Paycor's stock-based compensation awards attributable to pre-combination services. ASC 805 requires that the fair value of replacements awards attributable to pre-combination service be included in consideration transferred.

Purchase Price Allocation

In millions
Total purchase price	$4,085.7
Assets Acquired
Cash and cash equivalents	$168.8
Restricted cash	0.0
Interest receivable	0.7
Accounts receivable	26.5
Prepaid income taxes	1.0
Prepaid expenses and other current assets	30.0
Funds held for clients	1,288.4
Property and equipment	34.4
Operating lease right-of-use assets	9.1
Intangible assets (new fair value)	1,776.5
Other long-term assets	1.9
Total assets	$3,337.3
Liabilities Assumed
Current liabilities	$136.3
Client funds obligation	1,288.9
Deferred income taxes	344.3
Other long-term liabilities	69.7
Total Liabilities	$1,839.2
Fair value of purchase consideration	4,085.7
Less: fair value of net assets	1,498.1
Goodwill	$2,587.6

Customer relationships were the most significant of the acquired identifiable intangible assets. The fair value of the customer relationship intangible asset was estimated using a multi-period excess earnings method. The cash flow projections for the acquired Paycor customer relationships reflected significant judgments and assumptions including the revenue growth rate, customer attrition rate, and discount rate. The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed (the useful life). The preliminary fair values allocated to the identifiable intangible assets and their preliminary estimated useful lives are as follows:

In millions
Identifiable Intangible Assets	Estimated useful life (years)	Estimated fair value
Developed technology	7 years	$367.0
Customer relationships	12 years	1,118.0
Trade name and trademarks	15 years	234.0
Naming rights	13.4 years(1)	57.5
Total		$1,776.5

(1)
Naming rights are amortized over the remaining term of the underlying contract.

The goodwill is attributable primarily to the expected revenue synergies expected from combining the operations of both entities, and intangible assets that do not qualify for separate recognition, including assembled workforce acquired through the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and present the estimated unaudited pro forma combined results of Paychex and Paycor for years ended May 31, 2025 and 2024, as if the acquisition had occurred on June 1, 2023:

	Year ended May,
In millions	2025	2024
Revenues	$6,206.7	$5,933.2
Net income	$1,580.2	$1,405.4

The supplemental pro forma financial information has been prepared using the acquisition method of accounting and is based on the historical financial information of Paychex and Paycor. The supplemental pro forma financial information does not necessarily represent what the combined companies’ revenue or results of operations would have been had the Paycor Acquisition been completed on June 1, 2023, nor is it intended to be a projection of future operating results of the combined company. It also does not reflect any operating efficiencies or potential cost savings that might be achieved from synergies of combining Paychex and Paycor.

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to removal of seller's amortization of cost to obtain and fulfill contracts, elimination of seller's stock-based compensation expense offset by compensation expense related to replacement awards and settlement of seller awards, amortization expense for step-up in fair value estimates of intangible assets, and interest expense and deferred financing cost amortization related to the fixed rate-corporate bonds issued to finance the Paycor Acquisition. The unaudited supplemental pro forma financial information includes transaction charges associated with the Paycor Acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the Paycor Acquisition included in the reported pro forma revenue and loss from continuing operations before income taxes.

Paycor’s fiscal year end is June 30th. Since Paycor and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The pro forma financial information does not purport to be indicative of the results that would have been obtained had the transactions been completed as of June 1, 2023, for the periods presented and are not intended to be a projection of future results or trends.

Alterna Capital Solutions LLC

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

Note E — Other Income, Net

Other income, net, consisted of the following items:

	Year ended May 31,
In millions	2025	2024	2023
Interest income on corporate investments	$72.8	$82.7	$49.1
Other	0.8	(1.5)	2.7
Other income, net	$73.6	$81.2	$51.8

Note F — Stock-Based Compensation Plans

The Paychex, Inc. 2002 Stock Incentive Plan, as last amended and restated effective October 15, 2020 (the “2002 Plan”), authorizes grants of up to 46.5 million shares of the Company’s common stock. As of May 31, 2025, there were 12.0 million shares available for future grants under the 2002 Plan. The Company issues new shares of common stock to satisfy stock option exercises, issuances under the Company’s employee stock purchase plan, and stock awards.

All stock-based awards to employees are recognized as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the requisite service period and an increase in additional paid-in capital.

Stock-based compensation expense was $111.8 million, $61.1 million, and $62.6 million for fiscal years 2025, 2024, and 2023, respectively. Related income tax benefits recognized were $17.7 million, $12.7 million, and $12.1 million for the respective fiscal years.

As of May 31, 2025, the total unrecognized compensation cost related to all unvested stock-based awards was $136.2 million and is expected to be recognized over a weighted-average period of 2.4 years.

Stock options: Stock options entitle the holder to purchase, at the end of the vesting term, a specified number of shares of the Company’s common stock at an exercise price per share equal to the closing market price of the Company’s common stock on the date of grant. All stock options have a contractual life of ten years from the date of grant and vest one-third per annum for executives and after one year for outside directors. Vesting is generally achieved with active employment or participation as a member of the Board on the date of vesting.

The following table summarizes stock option activity for fiscal 2025:

			Weighted-
		Weighted-	average
	Shares	average	remaining	Aggregate
	subject	exercise price	contractual	intrinsic
In millions, except per share amounts	to options(1)	per share	term (years)	value(2)
Outstanding as of May 31, 2024	3.3	$78.05
Granted	0.3	$122.56
Exercised	(0.6)	$68.54
Forfeited	(0.0)	$120.11
Outstanding as of May 31, 2025	3.0	$84.33	4.4	$217.8
Exercisable as of May 31, 2025	2.5	$76.81	3.6	$199.4

(1)
Includes the activity related to long-term incentive plan stock options granted in July 2016, which vested in fiscal 2021.
(2)
Total shares valued at the market price of the underlying stock as of May 31, 2025 less the exercise price.

Other information pertaining to stock option grants is as follows:

	Year ended May 31,
In millions, except per share amounts	2025	2024	2023
Weighted-average grant-date fair value per share of stock options granted	$27.54	$27.21	$27.58
Total intrinsic value of stock options exercised	$42.0	$40.3	$11.0

Black-Scholes fair value assumptions: The fair value of stock option grants was estimated at the date of grant using a Black-Scholes option pricing model. The weighted-average assumptions used for valuation are as follows:

	Year ended May 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.1%	3.2%
Dividend yield	3.2%	3.1%	2.6%
Volatility factor	0.25	0.25	0.27
Expected option life in years	6.5	6.6	6.6

Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The estimated volatility factor is based on a combination of historical volatility, using stock prices over a period equal to the expected option life, and implied market volatility. The expected option life is based on historical exercise behavior.

Restricted Stock Units and Restricted Stock Awards: An RSU is an agreement to issue shares at the time of vesting with no associated exercise cost for the recipient. For each unit granted, the holder will receive one share of Paychex common stock at the time of vesting. Prior to fiscal 2023, the Company also granted RSAs to certain executives and outside directors. All shares underlying RSAs are restricted in that they are not transferable until they vest. If the recipient does not vest in the awards, due to leaving Paychex, all shares or units, and any dividends accrued thereon, when applicable, will be forfeited and returned to the Company.

Time-Based RSUs and RSAs: Time-based RSUs and RSAs granted to executives vest one-third per annum over three years. Time-based RSUs and RSAs granted to non-executive employees vest on a graded basis over a four- or five-year period. Time-based RSUs and RSAs granted to outside directors vest on the one-year anniversary of the grant date. Vesting is generally achieved on these dates with active employment or participation as a member of the Board on the date of vesting.

Paycor Replacement Awards: In connection with the acquisition of Paycor, the Company exchanged certain unvested Paycor employee equity awards for Paychex RSUs or RSAs based on an exchange ratio of approximately 1 to 0.15 calculated in accordance with the Merger Agreement (the "Replacement Awards"). The fair value of the Replacement Awards was $105.2 million as of the date of acquisition, of which $15.9 million was related to pre-combination expense and was included in the purchase price. The remaining portion of $89.3 million relates to post-combination expense, of which $39.1 million was expensed due to the acceleration of awards as of May 31, 2025. As of May 31, 2025, the total unrecognized compensation cost related to the Replacement Awards was approximately $42.5 million and is expected to be recognized over a weighted-average period of 1.9 years. Refer to Note D of this Item 8 for further information related to the Company’s acquisition of Paycor.

The following table summarizes time-based RSU and RSA activity for fiscal 2025:

				Weighted-
				average
			Total	grant-date
			RSUs and	fair value
In millions, except per share amounts	RSUs	RSAs	RSAs	per share
Nonvested as of May 31, 2024	1.3	0.0	1.3	$110.54
Granted (1)	0.8	0.1	0.9	$116.67
Vested	(0.4)	(0.0)	(0.4)	$102.12
Forfeited	(0.2)	—	(0.2)	$114.64
Nonvested as of May 31, 2025	1.5	0.1	1.6	$123.30

(1)
Grant number includes Replacement Awards of 0.3 million RSUs and 0.1 million RSAs granted in connection with the Paycor acquisition.

Other information pertaining to time-based RSUs and RSAs is as follows:

	Year ended May 31,
In millions, except per share amounts	2025	2024	2023
Weighted-average grant-date fair value per share of RSUs/RSAs granted	$116.67	$114.95	$127.75
Total fair value of RSUs/RSAs vested	$54.7	$60.1	$63.7

The grant date fair value of time-based RSUs and RSAs is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the vesting period. Time-based RSUs and RSAs may, or may not, earn dividends or dividend equivalents depending on the terms of the specific grant.

Performance-Based RSUs and RSAs: Performance-based RSUs granted in fiscal 2025 primarily include awards that have a three-year performance period, after which the number of underlying RSUs earned will be determined based on achievement against pre-established performance targets and a market-based condition. Performance-based RSUs and RSAs granted prior to fiscal 2025 have a two-year performance period, after which the number of underlying RSUs earned will be determined based on achievement against pre-established performance targets and are then subject to a one-year service period. Performance-based RSUs and RSAs do not earn dividends or dividend equivalents during the performance period.

The following table summarizes performance-based RSU and RSA activity for fiscal 2025:

				Weighted-
				average
			Total	grant-date
			RSUs and	fair value
In millions, except per share amounts	RSUs	RSAs	RSAs	per share
Nonvested as of May 31, 2024	0.3	0.1	0.4	$109.87
Granted (1)	0.2	—	0.2	$125.17
Vested	(0.1)	(0.1)	(0.2)	$107.73
Forfeited	(0.1)	—	(0.1)	$113.37
Nonvested as of May 31, 2025	0.3	—	0.3	$118.49

(1)
Granted number assumes achievement of performance goals at target. Actual number of shares to be earned may differ from this amount.

Other information pertaining to performance-based RSUs and RSAs is as follows:

	Year ended May 31,
In millions, except per share amounts	2025	2024	2023
Weighted-average grant-date fair value per share of RSUs/RSAs granted	$125.17	$114.23	$108.31
Total fair value of RSUs/RSAs vested	$14.6	$0.4	$13.1

Monte Carlo simulation fair value assumptions: The fair value of performance-based RSUs, that include a market condition, was estimated at the date of grant using a Monte Carlo simulation. The weighted-average assumptions used for valuation are as follows:

Year ended May 31,
2025
Risk-free interest rate	4.2%
Dividend yield	3.3%
Volatility factor	0.24
Measurement period in years	2.9

Risk-free interest rates are yields based on the U.S. Treasury Constant Maturity Treasury Yield Curve as of the grant date, based on the award measurement period. The estimated volatility factor is estimated based on historical volatility, using stock prices over a period equal to the measurement period. The measurement period is based on the remaining term from the date of grant to the end of the performance period.

The fair value of performance-based RSUs and RSAs with a performance condition and no market condition is equal to the closing market price of the underlying common stock as of the date of grant, adjusted for the present value of expected dividends over the performance period.

Non-compensatory employee benefit plan: The Company offers a qualified Employee Stock Purchase Plan (“ESPP”) to all employees. The Company’s common stock can be purchased through a payroll deduction at a discount to the market price. The qualified ESPP allows for a discount of up to 15% based on the sole discretion of the committee established to administer the plan. For offering periods during fiscal years 2025, 2024, and 2023 the discount was set at 5% of the market price. Transactions under the qualified ESPP occur through the Company’s third-party stock plan administrator. The plans have been deemed non-compensatory and therefore, no stock-based compensation costs have been recognized for fiscal years 2025, 2024, or 2023 related to the plan.

Note G — Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments are as follows:

	May 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,057.8	$—	$—	$1,057.8
AFS securities:
Asset-backed securities	158.3	0.9	(0.0)	159.2
Corporate bonds	1,640.3	10.7	(7.0)	1,644.0
Municipal bonds	1,017.3	0.5	(44.3)	973.5
U.S. government agency and treasury securities	993.2	2.3	(16.7)	978.8
Total AFS securities	3,809.1	14.4	(68.0)	3,755.5
Other	33.1	2.3	(0.9)	34.5
Total funds held for clients and corporate investments	$4,900.0	$16.7	$(68.9)	$4,847.8

	May 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$380.3	$—	$—	$380.3
AFS securities:
Asset-backed securities	135.7	0.1	(1.1)	134.7
Corporate bonds	1,400.3	1.3	(32.8)	1,368.8
Municipal bonds	1,060.1	0.2	(86.9)	973.4
U.S. government agency and treasury securities	896.0	0.1	(43.4)	852.7
Total AFS securities	3,492.1	1.7	(164.2)	3,329.6
Other	32.3	3.2	(1.6)	33.9
Total funds held for clients and corporate investments	$3,904.7	$4.9	$(165.8)	$3,743.8

Included in funds held for clients’ money market securities and other restricted cash equivalents as of May 31, 2025 were corporate bonds, municipal bonds, U.S. government agency and treasury securities, bank demand deposit accounts, and money market funds with maturities of 90 days or less.

Included in asset-backed securities as of May 31, 2025 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through May 31, 2025.

Included in corporate bonds as of May 31, 2025 were investment-grade securities covering a wide range of issuers, industries, and sectors and primarily carry credit ratings of A or better and having maturities ranging from June 1, 2025 through May 12, 2032.

Included in municipal bonds as of May 31, 2025 were general obligation bonds and revenue bonds and primarily carry credit ratings of AA or better and have maturities ranging from June 1, 2025 through August 1, 2032.

A substantial portion of our portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets is as follows:

	May 31,
In millions	2025	2024
Funds held for clients	$4,813.3	$3,706.2
Corporate investments	34.5	33.9
Long-term corporate investments	—	3.7
Total funds held for clients and corporate investments	$4,847.8	$3,743.8

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

The Company’s AFS securities reflected net unrealized losses of $53.6 million and $162.5 million as of May 31, 2025 and May 31, 2024. Included in the net unrealized losses as of May 31, 2025 and May 31, 2024 were 600 and 957 AFS securities in an unrealized loss position, representing approximately 50% and 95% of the total securities held, respectively. AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	May 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$16.4	$(0.0)	$2.8	$(0.0)	$19.2
Corporate bonds	(0.1)	83.2	(6.9)	236.7	(7.0)	319.9
Municipal bonds	(2.2)	48.5	(42.1)	880.1	(44.3)	928.6
U.S. government agency and treasury securities	(0.7)	152.0	(16.0)	531.8	(16.7)	683.8
Total	$(3.0)	$300.1	$(65.0)	$1,651.4	$(68.0)	$1,951.5

	May 31, 2024
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.4)	$77.4	$(0.7)	$43.0	$(1.1)	120.4
Corporate bonds	(8.4)	620.8	(24.4)	647.8	(32.8)	1,268.6
Municipal bonds	(8.0)	102.5	(78.9)	864.7	(86.9)	967.2
U.S. government agency and treasury securities	(6.2)	268.2	(37.2)	547.2	(43.4)	815.4
Total	$(23.0)	$1,068.9	$(141.2)	$2,102.7	$(164.2)	$3,171.6

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of May 31, 2025 that had gross unrealized losses of $68.0 million were not impaired due to credit risk or other valuation concerns and was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of May 31, 2025 and 2024 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses from the sale of AFS securities were as follows:

	Year ended May 31,
In millions	2025	2024	2023
Gross realized gains	$0.0	$—	$0.1
Gross realized losses	(0.4)	(2.6)	(9.9)
Net realized (losses)/gains	$(0.4)	$(2.6)	$(9.8)

The amortized cost and fair value of AFS securities that had stated maturities as of May 31, 2025 are shown below by expected maturity.

	May 31, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$624.4	$618.6
Due after one year through three years	2,128.2	2,086.2
Due after three years through five years	770.7	762.9
Due after five years	285.8	287.8
Total	$3,809.1	$3,755.5

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	May 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$4.7	$—	$4.7	$—
Municipal bonds	0.4	—	0.4	—
U.S. government agency and treasury securities	615.5	—	615.5	—
Money market securities	42.8	42.8	—	—
Total restricted and unrestricted cash equivalents	$663.4	$42.8	$620.6	$—
AFS securities:
Asset-backed securities	$159.2	$—	$159.2	$—
Corporate bonds	1,644.0	—	1,644.0	—
Municipal bonds	973.5	—	973.5	—
U.S. government agency and treasury securities	978.8	—	978.8	—
Total AFS securities	$3,755.5	$—	$3,755.5	$—
Other	$34.5	$34.5	$—	$—
Liabilities:
Other long-term liabilities	$34.5	$34.5	$—	$—

	May 31, 2024
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
U.S. government agency and treasury securities	$386.4	$—	$386.4	$—
Money market securities	31.4	31.4	—	—
Total restricted and unrestricted cash equivalents	$417.8	$31.4	$386.4	$—
AFS securities:
Asset-backed securities	$134.7	$—	$134.7	$—
Corporate bonds	1,368.8	—	1,368.8	—
Municipal bonds	973.4	—	973.4	—
U.S. government agency and treasury securities	852.7	—	852.7	—
Total AFS securities	$3,329.6	$—	$3,329.6	$—
Other	$33.9	$33.9	$—	$—
Liabilities:
Other long-term liabilities	$33.9	$33.9	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include corporate bonds, municipal bonds, and U.S. government agency and treasury securities with original maturities of 90 days or less which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

Assets included as other are mutual fund investments, consisting of participants’ eligible deferral contributions under the Company’s non-qualified and unfunded deferred compensation plans. The related liability is reported as other long-term liabilities. The mutual funds are considered Level 1 investments as they are valued based on quoted market prices in active markets.

The Company’s long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	May 31, 2025		May 31, 2024
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series A	$399.8	$398.3	$399.5	$391.8
Senior Notes, Series B	399.3	395.5	399.1	386.0
5-Year Fixed Rate Bonds	1,484.8	1,505.1	—	—
7-Year Fixed Rate Bonds	1,482.7	1,504.9	—	—
10-Year Fixed Rate Bonds	1,181.6	1,201.9	—	—
Total long-term borrowings, net of debt issuance costs	$4,948.2	$5,005.7	$798.6	$777.8

The Company’s Senior Notes, Series A and Senior Notes, Series B borrowings are not traded in active markets, and as a result, its fair values were estimated using a market approach employing Level 2 valuation inputs, including borrowing rates the Company believes are currently available based on loans with similar terms and maturities.

The Company's fixed-rate corporate bonds ("Corporate Bonds") are not traded on active markets. The fair value of Corporate Bonds was estimated using a market approach employing Level 2 valuation inputs obtained from an independent pricing service. The Company reviews the values generated by the independent pricing service for reasonableness and has not adjusted the prices obtained because it believes that they are appropriately valued.

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

Note I — Leases

The Company’s lease portfolio consists primarily of operating leases for office space and has remaining terms from less than one year up to ten years, with contractual terms expiring from 2025 to 2032. Lease contracts may include one or more renewal options that allow the Company to extend the lease term, typically from one year to five years per renewal option. The exercise of lease options is generally at the discretion of the Company. None of the Company’s leases contain residual value guarantees, substantial restrictions, or covenants.

Supplemental balance sheet information related to the Company’s leases were as follows:

	May 31,
$ in millions	2025	2024
Operating lease ROU assets, net of accumulated amortization	$63.8	$46.9
Operating lease liabilities, current(1)	22.5	19.2
Operating lease liabilities, non-current	55.5	49.0

Weighted average remaining lease term (in years)	4.0	4.3
Weighted average discount rate	3.73%	3.23%

(1)
The current portion of operating lease liabilities is reported in the other current liabilities line item on the Company’s Consolidated Balance Sheets.

The components of lease expense were as follows:

	Year ended May 31,
In millions	2025	2024	2023
Fixed payment operating lease expense	$27.7	$28.7	$20.8
Variable payment operating lease expense	4.8	5.8	6.2
Short-term lease expense	0.0	0.0	0.0

During the fiscal fourth quarter ended May 31, 2024, the Company focused on cost optimization initiatives, including further reductions to the Company's geographic footprint. As part of this initiative the Company ceased the use of certain leased property and accelerated the amortization of certain ROU assets, resulting in an additional $9.7 million of expense. This expense is included in cost of service revenue and selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income. The related lease liabilities will be satisfied under the original terms of the lease arrangements, unless buy-outs can be negotiated.

Supplemental cash flow information related to the Company’s leases were as follows:

	Year ended May 31,
In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$24.9	$20.9	$21.7
Amortization of ROU assets	14.0	25.8	17.6
ROU assets obtained in exchange for new operating lease liabilities	32.0	7.2	1.3
Lease incentives received in the form of tenant allowances and free rent	0.6	0.8	0.8

Future lease payments are as follows:

May 31,
In millions	2025
2026	$24.6
2027	21.3
2028	14.6
2029	11.9
2030	7.5
Thereafter	4.2
Total future lease payments	84.1
Less: imputed interest	6.1
Total operating lease liabilities	$78.0
Current portion	$22.5
Non-current portion	$55.5

As of May 31, 2025, the Company has entered into one lease agreement that had not yet commenced for a term of 10.25 years. This lease will require lease payments over the term of approximately $12.4 million.

Note J — Property and Equipment, Net of Accumulated Depreciation

The components of property and equipment, at cost, consisted of the following:

	May 31,
In millions	2025	2024
Land and improvements	$13.0	$9.0
Buildings and improvements	152.3	131.4
Data processing equipment	242.8	213.3
Software (1)	1,129.7	1,010.1
Furniture, fixtures, and equipment	69.8	71.9
Leasehold improvements	51.6	47.6
Construction in progress (1)	67.5	60.7
Total property and equipment, gross	1,726.7	1,544.0
Less: Accumulated depreciation	1,215.2	1,132.3
Property and equipment, net of accumulated depreciation	$511.5	$411.7

(1)
Software includes both purchased software and costs capitalized related to internally developed software placed in service. Capitalized costs related to internally developed software that has not yet been placed in service is included in construction in progress.

Depreciation expense was $118.8 million, $127.5 million, and $128.4 million for fiscal 2025, 2024, and 2023, respectively.

During the fourth quarter of fiscal 2024, the Company reprioritized certain technology investments and disposed of certain leasehold improvements, furniture, and fixtures associated with abandoned leased properties and recorded losses on disposal of $17.1 million and $4.1 million, respectively. The losses are included in selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

Note K — Goodwill and Intangible Assets, Net of Accumulated Amortization

Goodwill and changes in goodwill as of and for the years ended May 31, 2025 and May 31, 2024 were as follows:

	May 31,
In millions	2025	2024
Balance, beginning of fiscal year	$1,882.7	$1,834.0
Changes during the period:
Goodwill acquired	2,626.5	46.7
Currency translation adjustment	4.9	2.0
Balance, end of fiscal year	$4,514.1	$1,882.7

Acquired goodwill for fiscal 2025 primarily relates to the Company's acquisition of Paycor, and the acquisition of Alterna for fiscal 2024. Refer to Note D for more information related to the Company's acquisitions.

The Company had certain intangible assets on its Consolidated Balance Sheets. The components of intangible assets, at cost, consisted of the following:

	May 31,
In millions	2025	2024
Client lists	$1,797.9	$675.1
Acquired developed software	410.5	—
Other intangible assets	314.7	23.1
Total intangible assets, gross	2,523.1	698.2
Less: Accumulated amortization	575.8	503.7
Intangible assets, net of accumulated amortization	$1,947.3	$194.5

During fiscal 2025, the Company acquired customer lists, excluding business acquisitions, with a weighted-average amortization period of 8.0 years. Refer to Note D for information related to the useful lives of intangible assets valued for our acquisitions.

Amortization expense relating to intangible assets was $90.7 million, $49.0 million, and $48.2 million for fiscal 2025, 2024, and 2023, respectively.

The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during fiscal 2025, 2024, or 2023.

The estimated amortization expense for the next five fiscal years relating to intangible asset balances is as follows:

In millions	Estimated amortization
Year ending May 31,	expense
2026	$295.7
2027	274.1
2028	255.4
2029	225.9
2030	196.5

Note L — Income Taxes

The components of deferred tax assets and liabilities are as follows:

	May 31,
In millions	2025	2024
Deferred tax assets:
Compensation and employee benefit liabilities	$69.2	$60.3
Other current liabilities	15.8	12.4
Tax credit carry forward	10.4	0.2
Stock-based compensation	24.4	16.5
Unrealized losses on available-for-sale securities	13.6	40.1
Capitalization of research and development	133.4	68.6
Leases	15.6	13.9
Net operating loss (“NOL”) carry forwards	28.9	5.0
Tax benefit of uncertain tax positions	18.3	16.2
Gross deferred tax assets	329.6	233.2
Deferred tax liabilities:
Deferred contract costs	149.7	151.2
Capitalized software	167.7	58.2
Depreciation	2.0	0.3
Goodwill and intangible assets	429.8	91.8
Operating lease right-of-use assets	12.7	9.5
Other	6.6	7.7
Gross deferred tax liabilities	768.5	318.7
Net deferred tax liability	$(438.9)	$(85.5)

The deferred tax asset related to NOL carry forwards is comprised of $16.0 million of federal NOL carry forwards, $11.7 million of state NOL carry forwards, and $5.3 million of foreign NOL carry forwards. The federal NOL carry forwards were acquired through various acquisitions. Certain federal NOL carry forwards have indefinite lives, while others expire between the fiscal years ending May 31, 2028 and May 31, 2037. The state NOL carry forwards expire between the fiscal years ending May 31, 2026 through May 31, 2044.

The components of the provision for income taxes are as follows:

	Year ended May 31,
In millions	2025	2024	2023
Current:
Federal	$418.8	$433.5	$418.1
State	118.4	117.4	117.1
Non-U.S.	(2.8)	6.5	(0.3)
Total current	534.4	557.4	534.9
Deferred:
Federal	(9.9)	(18.6)	(34.2)
State	(2.7)	(4.6)	(7.4)
Non-U.S.	(3.2)	(6.6)	(2.4)
Total deferred	(15.8)	(29.8)	(44.0)
Income taxes	$518.6	$527.6	$490.9

A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year ended May 31,
	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
Increase/(decrease) resulting from:
State income taxes, net of federal tax benefit	4.2%	4.0%	4.2%
Stock option windfall benefit	(0.4)%	(0.4)%	(0.4)%
Tax credits	(1.1)%	(0.8)%	(0.7)%
Other items	0.1%	—%	(0.1)%
Effective income tax rate	23.8%	23.8%	24.0%

The effective income tax rates in all periods were impacted by recognition of net discrete tax benefits related to employee stock-based compensation payments.

Uncertain income tax positions: The Company is subject to U.S. federal income tax, numerous local and state tax jurisdictions within the U.S., and taxes in Europe. The Company maintains a reserve for uncertain tax positions. As of May 31, 2025, the reserve for uncertain tax positions, including interest and net of benefits, was $108.6 million, of which $100.6 million was included in long-term liabilities and $8.0 million was netted in the deferred tax on the Consolidated Balance Sheets. As of May 31, 2024, the total reserve for uncertain tax positions, including interest and net of federal benefits, was $86.4 million and was included in long-term liabilities on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, not including interest or other potential offsetting effects, is as follows:

	Year ended May 31,
In millions	2025	2024	2023
Balance as of beginning of fiscal year	$87.2	$72.0	$50.2
Additions for tax positions of the current year	20.1	20.6	20.6
Additions for tax positions of prior years	9.8	0.8	4.6
Reductions for tax positions of prior years	(5.5)	(3.8)	(2.1)
Settlements with tax authorities	(0.0)	(0.3)	(0.4)
Expiration of the statute of limitations	(5.6)	(2.1)	(0.9)
Balance as of end of fiscal year	$106.0	$87.2	$72.0

The reserve as of May 31, 2025 substantially relates to the Company’s uncertain tax positions for certain U.S. federal and state income tax matters. The Company believes the reserve for uncertain tax positions, including interest and net of federal benefits, of $108.6 million as of May 31, 2025 adequately covers open tax years and uncertain tax positions up to and including fiscal 2025 for major taxing jurisdictions. As of May 31, 2025 and 2024, the $100.6 million and $86.4 million, respectively, of unrecognized tax benefits, including interest and net of federal benefit, if recognized, would impact the Company’s effective income tax rate.

The Company has concluded all U.S. federal income tax matters through fiscal 2017. Fiscal years 2018 and 2020 are currently under audit by the IRS. With limited exception, state income tax audits by taxing authorities are closed through fiscal 2021, primarily due to expiration of the statute of limitations.

The Company continues to follow its policy of recognizing interest and penalties accrued on tax positions as a component of income taxes on the Consolidated Statements of Income and Comprehensive Income. The amount of accrued interest and penalties associated with the Company’s tax positions is immaterial to the Consolidated Balance Sheets. The amount of interest and penalties recognized for fiscal years 2025, 2024, and 2023 was immaterial to the Company’s results of operations.

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

Details of the Company’s credit facilities as of May 31, 2025 are as follows:

		Maximum	Amount Outstanding
		Amount	May 31,
$ in millions	Expiration Date	Available	2025	2024
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)(1)	April 12, 2029	$1,000.0	$—	$—
JPM (1)	September 17, 2026	$750.0	—	—
PNC Bank, National Association (“PNC”) (weighted-average interest rate of 3.87% at May 31, 2025 and 6.14% at May 31, 2024)	February 6, 2026	$250.0	18.6	18.7
Outstanding short-term financing (2)			$18.6	$18.7

(1)
JPM acts as the administrative agent for this syndicated credit facility.
(2)
The total amount available under these credit facilities as of May 31, 2025 was approximately $2.0 billion. Amounts borrowed under the PNC credit facility remain outstanding as of the date of this report.

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

Obligations under the credit facilities are guaranteed by the Company and certain of its subsidiaries. The credit facilities contain financial and operational covenants with which the Company must maintain compliance. The Company’s ability to borrow under the credit facilities may be restricted in the event of certain covenant breaches or events of default. In addition, the terms of the credit facilities could restrict the Company’s ability to engage in certain business transactions. The Company was in compliance with all these covenants as of May 31, 2025.

Certain lenders under these credit facilities, and their respective affiliates, have performed, and may in the future perform for the Company, various commercial banking, investment banking, underwriting, and other financial advisory services, for which they have received, and will continue to receive in the future, customary fees and expenses.

Bridge Loan Commitment: On January 7, 2025, the Company and a Company subsidiary, Paychex of New York, LLC, entered into a bridge loan commitment with JPM, pursuant to which JPM committed to provide a 364-day senior unsecured credit facility of up to $3.5 billion for the acquisition of Paycor, including related fees and expenses. The Company incurred $14.9 million in debt financing fees, including structuring and commitment fees, which were capitalized as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets and were recognized as interest expense on a straight-line basis. On April 10, 2025, the Company obtained alternative financing through the issuance of its Corporate Bonds, effectively canceling the bridge loan commitment. Refer to Note N for further discussion of the Corporate Bonds issued.

Interest Rate Swaption Contracts: On January 31, 2025, the Company executed three Swaption Contracts with JPM. The Swaption Contracts qualified as cash flow hedges, had an aggregate notional amount of $3.0 billion, and were utilized to manage exposure to fluctuations in benchmark interest rates associated with the issuance of the Corporate Bonds to fund the acquisition of Paycor. At inception, the Company recorded Swaption Contract assets related to paid premiums of $19.2 million. Upon issuing the Corporate Bonds, the Company elected not to exercise the Swaption Contracts, and wrote-off the hedge asset when it expired.

Letters of credit: The Company had irrevocable standby letters of credit outstanding totaling $165.0 million and $168.5 million as of May 31, 2025 and May 31, 2024, respectively, required to secure commitments for certain insurance policies. The letters of credit expire at various dates between June 1, 2025 and February 28, 2027. No amounts were outstanding on these letters of credit during fiscal 2025 or fiscal 2024, or as of May 31, 2025 and May 31, 2024, respectively. Subsequent to May 31, 2025, eight letters of credit which expired were renewed for one year terms.

Note N — Long-term Financing

Long-term debt, at amortized cost, consisted of the following as of:

	Effective	May 31,
In millions	interest rate	2025	2024
Senior Notes Series A, fixed rate 4.07% - due March 13, 2026	4.14%	$400.0	$400.0
Senior Notes Series B, fixed rate 4.25% - due March 13, 2029	4.30%	400.0	400.0
5-year Corporate Bonds, fixed rate 5.10% - due April 15, 2030	5.36%	1,500.0	—
7-year Corporate Bonds, fixed rate 5.35% - due April 15, 2032	5.58%	1,500.0	—
10-year Corporate Bonds, fixed rate 5.60% - due April 15, 2035	5.84%	1,200.0	—
Total long-term debt		5,000.0	800.0
Less: current portion, net of debt issuance costs		(399.8)	—
Less: unamortized discount and debt issuance costs		(51.8)	(1.4)
Long-term debt, net		$4,548.4	$798.6

The Senior Notes, Series A and Senior Notes, Series B (collectively the “Notes”), and Corporate Bonds are senior unsecured obligations, with interest paid semi-annually in arrears. The effective interest rate for the Notes and Corporate Bonds includes the interest on the debt and amortization of debt discount and debt issuance costs.

The Notes are issued pursuant to the Note Purchase and Guarantee Agreement (the “Agreement”) may be prepaid, all or in part, at any time by the Company subject to certain conditions as described in the Agreement. Payment of all amounts due with respect to the Notes and performance under the Agreement is guaranteed by the Company, Paychex of New York LLC, and certain other subsidiaries of the Company. The Corporate Bonds are issued pursuant to an indenture dated as of April 10, 2025, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of April 10, 2025, by and between the Company and the Trustee

The Agreement and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all these covenants as of May 31, 2025.

Note O — Supplemental Cash Flow Information

Cash

Income taxes paid were $512.4 million, $539.5 million, and $525.8 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Interest expense paid was $37.5 million, $36.2 million, and $35.7 million for fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Non-Cash

In fiscal 2025, there was non-cash consideration of $15.9 million for pre-acquisition stock-based compensation and $9.2 million for deferred compensation related to the Company's acquisition of Paycor, and $11.6 million for the fair value of contingent consideration related to an earn-out for an immaterial acquisition. See Note D for further discussion of the Company's acquisition of Paycor.

Refer to Note I of this Item 8 for supplemental cash flow information pertaining to the Company's leasing activities.

Note P — Employee Benefit Plans

401(k) plan: The Company maintains a contributory savings plan that qualifies under section 401(k) of the Internal Revenue Code. The Paychex, Inc. 401(k) Incentive Retirement Plan (the “Plan”) allows all employees to immediately participate in the salary deferral portion of the Plan, contributing up to a maximum of 50% of their salary, subject to Internal Revenue Service limitations. Employees who have completed one year of service and a minimum of 1,000 hours worked are eligible to receive a Company matching contribution, when such contribution is in effect. The Company provides a matching contribution of 100% of the first 3% and 50% on the next 2% of eligible pay for a total matching contribution of 4%. Company contributions to the Plan for fiscal 2025, 2024, and 2023 were $37.0 million, $37.5 million, and $36.6 million, respectively.

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

Deferred compensation plans: The Company and certain subsidiaries offer non-qualified and unfunded deferred compensation plans to a select group of key employees, executive officers, and outside directors. Eligible employees are provided with the opportunity to defer up to 50% of their annual base salary and bonus and outside directors may defer 100% of their Board cash compensation. Gains and losses are credited based on the participant’s election of a variety of investment choices. The Company does not match any participant deferral or guarantee its return. Distributions are paid at one of the following dates selected by the participant: the participant’s termination date, the date the participant retires from any active employment, or a designated specific date. The amounts accrued under these plans were $34.5 million and $33.9 million as of May 31, 2025 and 2024, respectively, and are reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

Other commitments: As of May 31, 2025, the Company had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements with minimum future payment obligations of approximately $620.9 million. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $4.9 million of capital assets. These minimum future payment obligations relate to the following fiscal years:

	Payments due by period
In millions	2026	2027	2028	2029	2030	Thereafter
Workers' compensation estimated obligations	$80.4	$41.8	$26.8	$18.3	$12.9	$56.6
Purchase obligations	$213.2	$47.7	$34.0	$11.5	$8.1	$69.6

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers, directors, and non-officer fiduciaries of our pooled employer plan retirement offering, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health, medical, and workers' compensation benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of May 31, 2025. The Company also maintains insurance coverage in addition to its purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retentions through its captive insurance company.

Note R — Segment Reporting

The Company has determined that it operates as a single operating segment at the consolidated level. Operating segments for the Company are determined based on the information used by the chief operating decision maker ("CODM") in assessing performance and allocating resources. The Company's Chief Executive Officer is the CODM and reviews the Company's financial information on a consolidated basis. Accordingly, the CODM primarily uses consolidated net income as the measure of segment profit or loss and to assess performance and allocate resources, primarily through the annual budgeting and forecasting process. Budget-to-actual variances are reviewed regularly, with consideration given to the impact of certain expenses that are not considered part of the Company's core business operations.

Total revenue, net income, and significant expenses used by the CODM for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	Year ended May 31,
In millions	2025	2024	2023
Total revenue	$5,571.7	$5,278.3	$5,007.1

Core business operations:
Compensation-related expenses	1,853.0	1,810.4	1,782.6
PEO direct insurance costs	520.1	471.3	416.8
Depreciation and amortization	168.8	176.5	176.6
Other segment items(1)	659.8	606.5	598.0
Non-core business operations:
Acquisition-related costs(2)	162.3	—	—
Cost optimization initiatives(3)	—	39.5	—
Total expenses	3,364.0	3,104.2	2,974.0
Interest expense, excluding Paycor acquisition-related costs	(71.4)	(37.3)	(36.7)
Acquisition-related costs(2)	(34.0)	—	—
Other income, net	73.6	81.2	51.8
Income before income taxes	2,175.9	2,218.0	2,048.2
Income tax expense	518.6	527.6	490.9
Net income	$1,657.3	$1,690.4	$1,557.3

(1)
Other segment items include professional service expense, marketing and advertising expenses, and other overhead expense.
(2)
Acquisition-related costs included in total expenses include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention and transaction bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees. Acquisition-related costs included in interest expense include the amortization of financing fees related to debt instruments associated with the financing of the Paycor acquisition and the excluded components of the initial fair value of the interest rate swaption contracts.
(3)
Cost optimization initiatives include further reductions to our geographic footprint, reprioritization of certain technology investments, and headcount optimization.

Geographic information: Substantially all of the Company's revenue is generated within the U.S. Approximately 1% of the Company's total revenue was generated within Europe for fiscal 2025, 2024, and 2023. Long-lived assets in European countries and other foreign countries were approximately 2% and less than 1% of total long-lived assets of the Company, respectively, as of May 31, 2025. Long-lived assets in European countries and other foreign countries were approximately 6% and less than 1% of total long-lived assets of the Company, respectively as of May 31, 2024.

Schedule II — Valuation and Qualifying Accounts

PAYCHEX, INC.

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

FOR THE YEAR ENDED MAY 31,

(In millions)

			Additions to/
	Balance as of	Additions	(deductions		Balance as
	beginning	charged to	from) other	Costs and	of end
Description	of fiscal year	expenses	accounts	deductions(1)	of fiscal year
2025
Allowance for credit losses	$21.3	$24.2	$—	$19.5	$26.0
2024
Allowance for credit losses	$20.5	$19.8	$—	$19.0	$21.3
2023
Allowance for credit losses	$18.2	$17.7	$—	$15.4	$20.5

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of May 31, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended May 31, 2025. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended May 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting: The Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Part II, Item 8 of this Form 10-K.

Item 9B. Other Information

During the three months ended May 31, 2025, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows the executive officers of the Company as of May 31, 2025, and information regarding their positions and business experience.

Name	Age	Position and business experience
John B. Gibson	59

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

Robert L. Schrader	53

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

Mason Argiropoulos	47

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

Sipi Bhandari	54

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

Adam Ante	44

Mr. Ante joined the Company as Senior Vice President, Paycor and a member of the Executive Committee following the close of the Paychex acquisition of Paycor in April 2025. Mr. Ante had various roles at Paycor from April 2017 through the transition, most recently serving as CFO since September 2019.

Ryan Bergstrom	46

Mr. Bergstrom joined the Company as Chief Product Officer and a member of the Executive Committee following the close of the Paychex acquisition of Paycor in April 2025. He served as Paycor's Chief Product & Technology Officer from January 2024 through April 2025. Mr. Bergstrom served as Chief Product Officer of Paycor from February 2018 through January 2024. Prior to Paycor Mr. Bergstrom held leadership positions with Ultimate Software, Epicor, and Spectrum Human Resource Systems.

Name	Age	Position and business experience
Mark A. Bottini	64

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

Michael E. Gioja	67

Mr. Gioja was named Senior Vice President of Product Development and Information Technology in July 2011 and is a member of the Executive Committee. Mr. Gioja has been with the Company since November 2008 and previously served as Senior Vice President of Information, Technology, Product Management, and Development and Vice President of Product Management. Previously, he was Chief Information Officer and Executive Vice President of Products and Services for Workstream, Inc., a provider of on-demand enterprise talent management solutions and services.

Chad Parodi	53

Mr. Parodi was named Senior Vice President of HCM, PEO, and Insurance in February 2025 and is a member of the Executive Committee. He joined the Company in January 2024 as Managing Director, Insurance and PEO. Prior to joining Paychex, Mr. Parodi served as CEO of ClearStar from August 2021 to January 2024. From May 2018 to January 2021, he spent time at XMI.

Elizabeth Roaldsen	53

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

Jason Rose	49

Mr. Rose joined the Company in August 2024 as Senior Vice President of Digital Sales and Marketing and is a member of the Executive Committee. Most recently, he served as Chief Marketing Officer at Pure Storage from August 2020 to March 2023. Prior to that, Mr. Rose held a variety of positions at SAP including Chief Marketing Officer for SAP Customer Experience, Senior Vice President of Global Programs and Digital Marketing and SVP Marketing for Gigya a startup that was acquired by SAP in 2017.

Beaumont Vance	56

Mr. Vance joined the Company as Senior Vice President of Data, Analytics, and Artificial Intelligence in March 2024 and is a member of the Executive Committee. From 2021 to 2024, Mr. Vance served as Managing Director of AI and Investments at WestCap Management, a private equity firm. Prior to WestCap, he spent time at TD Ameritrade from 2017 to 2021, Fidelity, Sun Microsystems, and Vicorp Restaurants primarily in Data Science, Risk Management, and AI leadership roles.

Christopher Simmons	56

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

The additional information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, anticipated to be held on or about October 9, 2025, in the sections “PROPOSAL 1: ELECTION OF DIRECTORS FOR A ONE-YEAR TERM,” “CORPORATE GOVERNANCE,” “DELINQUENT SECTION 16(A) REPORTS” and “CODE OF BUSINESS ETHICS AND CONDUCT” and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, anticipated to be held on or about October 9, 2025, in the sections “COMPENSATION DISCUSSION AND ANALYSIS,” “NAMED EXECUTIVE OFFICER COMPENSATION,” “DIRECTOR COMPENSATION FOR THE FISCAL YEAR ENDED MAY 31, 2025,” “THE COMPENSATION AND LEADERSHIP COMMITTEE REPORT” and the sub-heading “Compensation and Leadership Committee Interlocks and Insider Participation” within the section “CORPORATE GOVERNANCE” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth below and in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, anticipated to be held on or about October 9, 2025, under the section “BENEFICIAL OWNERSHIP OF PAYCHEX COMMON STOCK,” and is incorporated herein by reference.

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

The following table details information on securities authorized for issuance upon the exercise of outstanding options under the Company’s equity compensation plan as of May 31, 2025:

In millions, except per share amounts	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plan approved by security holders	3.0	$84.33	12.0

(1)
Includes shares available for future issuance through equity award grants under our 2002 Plan. Refer to Note F of the Notes to Consolidated Financial Statements, contained in Item 8 of this Form 10-K, for more information on the Company’s stock incentive plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, anticipated to be held on or about October 9, 2025, under the sub-headings “Board Meetings and Committees,” “Policy on Transactions with Related Persons,” and “Transactions with Related Persons” within the section “CORPORATE GOVERNANCE,” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is set forth in the Company’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, anticipated to be held on or about October 9, 2025, under the section “PROPOSAL 3: RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,” and is incorporated herein by reference.

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

3.	Exhibits

+	(2.1)

Agreement and Plan of Merger, dated as of January 7, 2025, by and among Paychex, Inc., Skyline Merger Sub, Inc. and Paycor HCM, Inc., incorporated herein by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on January 7, 2025.

	(3)(a)	Restated Certificate of Incorporation, incorporated herein by reference from Exhibit 3(a) to the Company’s Form 10-K filed with the Commission on July 20, 2004.
*	(3.1)	Amended and Restated By-Laws of Paychex, Inc., as of January 19, 2023.
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

	(4.3)

Indenture between Paychex, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 10, 2025, incorporated herein by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 10, 2025.

	(4.4)

First Supplemental Indenture between Paychex, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 10, 2025, incorporated herein by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on April 10, 2025

	(4.5)

Form of Global Note representing the Company’s 5.100% Senior Notes due 2030 (included in Exhibit 4.4), incorporated herein by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on April 10, 2025

	(4.6)

Form of Global Note representing the Company’s 5.350% Senior Notes due 2032 (included in Exhibit 4.4), incorporated herein by reference from Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on April 10, 2025

	(4.7)

Form of Global Note representing the Company’s 5.600% Senior Notes due 2035 (included in Exhibit 4.4), incorporated herein by reference from Exhibit 4.5 to the Company’s Form 8-K filed with the Commission on April 10, 2025

	(4.8)	Description of Registrant’s Securities, incorporated herein by reference from Exhibit 4.3 to the Company’s Form 10-K filed with the Commission on July 24, 2019.
#	(10.1)	Paychex, Inc. 2015 Qualified Employee Stock Purchase Plan, incorporated herein by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-207594.
#	(10.2)	Paychex, Inc. Change In Control Plan, incorporated herein by reference from Exhibit 10.24 to the Company’s Form 10-K filed with the Commission on July 15, 2011.
	(10.3)	Form of Indemnity Agreement for Directors and Officers, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on March 28, 2012.
#	(10.4)	Paychex, Inc. Board Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.29 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.5)	Paychex, Inc. Employee Deferred Compensation Plan, incorporated herein by reference from Exhibit 10.30 to the Company’s Form 10-K filed with the Commission on July 20, 2009.
#	(10.6)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 14, 2015) Amendment to Award Agreements, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on September 8, 2017.

	(10.7)

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

	(10.9)

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

	(10.10)

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

	(10.11)

Three-Year Credit Agreement, dated as of February 6, 2020, by and among Paychex Advance LLC, Paychex Inc., and the lender party thereto, incorporate herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 11, 2020.

	(10.12)

Amendment No. 2 to Credit Agreement, dated as of February 3, 2023, by and among the Company, the parent, the lender parties thereto, PNC Bank, N.A. as administrative agent and others, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 7, 2023.

	(10.13)	Form of Pooled Plan Provider Indemnification Agreement, incorporated herein by reference from Exhibit 10.1 to the Company's Form 8-K filed with the Commission on February 23, 2021.
#	(10.14)

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020), incorporated herein by reference from Exhibit 10.23 to the Company's Form 10-K filed with the Commission on July 16, 2021.

	(10.15)

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

#	(10.23)

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

Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on October 1, 2024.

#*	(10.26)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Non-Qualified Stock Option Award Agreement (Board).
#*	(10.27)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Non-Qualified Stock Option Award Agreement (Officer).
#*	(10.28)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award (Officer).
#*	(10.29)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Performance Restricted Stock Unit Award (Officer SVP).
#*	(10.30)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award (Board).
#*	(10.31)	Paychex, Inc. 2002 Stock Incentive Plan (as amended and restated effective October 15, 2020) Form of Restricted Stock Unit Award (Officer).
	(19.1)	Insider Trading Policy, incorporated herein by reference to Exhibit 19.1 to the Company’s Form 10-K filed with the Commission on July 11, 2024
*	(21.1)	Subsidiaries of the Registrant.
*	(23.1)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.
*	(24.1)	Power of Attorney.
*	(31.1)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(31.2)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	(97.1)	Policy For The Recovery Of Erroneously Awarded Compensation, incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the Commission on July 11, 2024.
*	101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the XBRL Document.
*	101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*	104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Exhibit filed or furnished with this report.
#	Management contract or compensatory plan.
+

Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 11, 2025.

PAYCHEX, INC.

By: /s/ John B. Gibson

John B. Gibson

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 11, 2025.

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