Form 10-Q
period 2025-08-31
PAYCHEX INC
filed 2025-09-30
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

As of August 31, 2025, 359,894,143 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended
	August 31,	August 31,
	2025	2024
Revenue:
Management Solutions	$1,163.3	$961.7
PEO and Insurance Solutions	329.1	319.3
Total service revenue	1,492.4	1,281.0
Interest on funds held for clients	47.6	37.5
Total revenue	1,540.0	1,318.5
Expenses:
Cost of service revenue	413.8	380.0
Selling, general and administrative expenses	584.3	391.8
Total expenses	998.1	771.8
Operating income	541.9	546.7
Interest expense	(68.2)	(9.6)
Other income, net	23.8	20.0
Income before income taxes	497.5	557.1
Income taxes	113.7	129.7
Net income	$383.8	$427.4

Other comprehensive income, net of tax	28.7	64.8
Comprehensive income	$412.5	$492.2

Basic earnings per share	$1.07	$1.19
Diluted earnings per share	$1.06	$1.18
Weighted-average common shares outstanding	360.1	360.1
Weighted-average common shares outstanding, assuming dilution	361.9	361.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	August 31,	May 31,
	2025	2025
Assets
Cash and cash equivalents	$809.0	$1,628.6
Restricted cash	50.4	47.9
Corporate investments	861.9	34.5
Interest receivable	34.0	27.9
Accounts receivable, net of allowance for credit losses	1,359.3	1,330.5
PEO unbilled receivables, net of advance collections	609.4	616.6
Prepaid income taxes	9.2	38.9
Prepaid expenses and other current assets	379.4	378.3
Current assets before funds held for clients	4,112.6	4,103.2
Funds held for clients	4,927.4	4,813.3
Total current assets	9,040.0	8,916.5
Property and equipment, net of accumulated depreciation	525.4	511.5
Operating lease right-of-use assets, net of accumulated amortization	64.2	63.8
Intangible assets, net of accumulated amortization	1,886.8	1,947.3
Goodwill	4,523.6	4,514.1
Long-term deferred costs	489.0	482.4
Other long-term assets	134.0	128.5
Total assets	$16,663.0	$16,564.1
Liabilities
Accounts payable	$120.6	$129.8
Accrued corporate compensation and related items	151.7	183.9
Accrued worksite employee compensation and related items	779.7	735.8
Short-term borrowings	18.5	18.6
Long-term debt, net, current portion	399.9	399.8
Deferred revenue	68.8	69.4
Other current liabilities	641.1	552.0
Current liabilities before client fund obligations	2,180.3	2,089.3
Client fund obligations	4,948.4	4,867.0
Total current liabilities	7,128.7	6,956.3
Accrued income taxes	124.9	119.0
Deferred income taxes	518.0	444.7
Long-term borrowings, net of debt issuance costs	4,550.3	4,548.4
Operating lease liabilities	52.9	55.5
Other long-term liabilities	317.6	312.2
Total liabilities	12,692.4	12,436.1
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.9 shares as of August 31, 2025 and 360.5 shares as of May 31, 2025	3.6	3.6
Additional paid-in capital	1,921.8	1,901.1
Retained earnings	2,070.2	2,277.0
Accumulated other comprehensive loss	(25.0)	(53.7)
Total stockholders’ equity	3,970.6	4,128.0
Total liabilities and stockholders’ equity	$16,663.0	$16,564.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the three months ended August 31, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2025	360.5	$3.6	$1,901.1	$2,277.0	$(38.5)	$(15.2)	$(53.7)	$4,128.0
Net income	—	—	—	383.8	—	—	—	383.8
Unrealized gains on securities, net of $8.4 million in tax expense	—	—	—	—	24.3	—	24.3	24.3
Reclassification adjustment for realized losses on securities to earnings, net of $0.0 million in tax benefit (1)	—	—	—	—	0.0	—	0.0	0.0
Cash dividends declared ($1.08 per share)	—	—	—	(389.0)	—	—	—	(389.0)
Repurchases of common shares (2)	(1.1)	(0.0)	(5.3)	(154.8)	—	—	—	(160.1)
Stock-based compensation costs	—	—	26.8	—	—	—	—	26.8
Foreign currency translation adjustment	—	—	—	—	—	4.4	4.4	4.4
Activity related to equity-based plans	0.5	0.0	(0.8)	(46.8)	—	—	—	(47.6)
Balance as of August 31, 2025	359.9	$3.6	$1,921.8	$2,070.2	$(14.2)	$(10.8)	$(25.0)	$3,970.6

	For the three months ended August 31, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(120.7)	$(24.4)	$(145.1)	$3,801.0
Net income	—	—	—	427.4	—	—	—	427.4
Unrealized gains on securities, net of $20.2 million in tax expense	—	—	—	—	61.8	—	61.8	61.8
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($0.98 per share)	—	—	—	(352.8)	—	—	—	(352.8)
Repurchases of common shares (2)	(0.8)	(0.0)	(4.0)	(100.0)	—	—	—	(104.0)
Stock-based compensation costs	—	—	16.5	—	—	—	—	16.5
Foreign currency translation adjustment	—	—	—	—	—	3.0	3.0	3.0
Activity related to equity-based plans	0.6	0.0	19.7	(22.2)	—	—	—	(2.5)
Balance as of August 31, 2024	359.9	$3.6	$1,761.7	$2,165.4	$(58.9)	$(21.4)	$(80.3)	$3,850.4

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the three months ended
	August 31,	August 31,
	2025	2024
Operating activities
Net income	$383.8	$427.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109.3	39.0
Amortization of premiums and discounts on AFS securities and long-term debt, net	(2.1)	(2.8)
Amortization of deferred contract costs	60.4	58.5
Stock-based compensation costs	26.8	16.5
Provision on/(benefit from) deferred income taxes	66.0	(11.0)
Provision for credit losses	7.7	7.5
Net realized losses/(gains) on sales of AFS securities	0.0	(0.0)
Changes in operating assets and liabilities:
Interest receivable	(6.1)	0.4
Accounts receivable and PEO unbilled receivables, net	(18.9)	(36.4)
Prepaid expenses and other current assets	29.5	26.3
Accounts payable and other current liabilities	124.9	65.6
Deferred costs	(68.5)	(51.6)
Net change in other long-term assets and liabilities	6.3	8.4
Net change in operating lease right-of-use assets and liabilities	(0.7)	(1.7)
Net cash provided by operating activities	718.4	546.1
Investing activities
Purchases of AFS securities	(3,731.9)	(1,029.7)
Proceeds from sales and maturities of AFS securities	2,547.3	1,013.0
Net purchases of short-term accounts receivable	(47.0)	(45.1)
Purchases of property and equipment	(55.9)	(35.6)
Acquisition of businesses, net of cash acquired	(0.2)	—
Purchases of other assets, net	(15.0)	(12.6)
Net cash used in investing activities	(1,302.7)	(110.0)
Financing activities
Net change in client fund obligations	81.4	(25.1)
Dividends paid	(389.1)	(353.4)
Repurchases of common shares	(160.1)	(104.0)
Activity related to equity-based plans	(47.6)	(2.5)
Net cash used in financing activities	(515.4)	(485.0)
Net change in cash, restricted cash, and equivalents	(1,099.7)	(48.9)
Cash, restricted cash, and equivalents, beginning of period	2,734.3	1,897.0
Cash, restricted cash, and equivalents, end of period	$1,634.6	$1,848.1

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$809.0	$1,459.6
Restricted cash	50.4	54.9
Restricted cash and restricted cash equivalents included in funds held for clients	775.2	333.6
Total cash, restricted cash, and equivalents	$1,634.6	$1,848.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2025

Note A: Description of Business, Basis of Presentation, and Significant Accounting Policies

Description of business: Paychex, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Paychex”) is an industry-leading human capital management ("HCM") company delivering a full suite of technology and advisory services in human resources ("HR"), employee benefit solutions, insurance and payroll processing for businesses and their employees across the United States (“U.S.”) and parts of Europe. The Company also has operations in India. Paychex, a Delaware corporation formed in 1979, reports as one segment. Refer to Note K Segment Reporting for additional information on the Company's segment results.

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2025 (“fiscal 2025”). Operating results and cash flows for the three months ended August 31, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2026 (“fiscal 2026”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	August 31,	May 31,
In millions	2025	2025
Trade receivables	$222.1	$205.4
Purchased receivables	1,161.6	1,151.1
Total accounts receivable, gross	1,383.7	1,356.5
Less: Allowance for credit losses	24.4	26.0
Accounts receivable, net of allowance for credit losses	$1,359.3	$1,330.5

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

Allowance for credit losses activity related to accounts receivables are as follows:

	Three months ended August 31,
In millions	2025	2024
Balance, beginning of period	$26.0	$21.3
Provision for credit losses	7.7	7.5
Write-offs and recoveries	(9.3)	(2.8)
Balance, end of period	$24.4	$26.0

No single client had a material impact on total accounts receivable as of August 31, 2025 and May 31, 2025 or service revenue and results of operations for the three months ended August 31, 2025 and August 31, 2024.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of August 31, 2025 and May 31, 2025, advance collections were $2.8 million and $1.8 million, respectively.

PEO insurance reserves: As part of its PEO solution, the Company offers workers’ compensation insurance and health insurance coverage to clients for the benefit of client employees. Workers’ compensation insurance is primarily provided under fully insured high deductible workers’ compensation insurance policies. Workers’ compensation insurance reserves are established to provide for the estimated costs of paying claims up to per occurrence liability limits. These reserves include estimates of certain expenses associated with processing and settling claims. For fiscal 2026 and fiscal 2025, the Company has an aggregate maximum liability of $1.0 million for claims exceeding $1.0 million, and once met, the maximum individual claims liability is $1.0 million.

With respect to PEO health insurance, the Company offers various health insurance plans that take the form of either fully insured guaranteed cost plans or fully insured insurance arrangements where the Company retains risk. A reserve for insurance arrangements where the Company retains risk is established to provide for the payment of claims in accordance with the Company’s service contract with the carrier. The claims reserve includes estimates for reported losses, plus amounts for those claims incurred but not reported, and estimates of certain expenses associated with processing and settling the claims. The Company’s maximum individual claims liability was $0.5 million under its policies during both fiscal 2026 and fiscal 2025.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $26.8 million for the three months ended August 31, 2025, compared with $16.5 million for the three months ended August 31, 2024.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the three months ended August 31, 2025 that had a material impact on the Company's consolidated financial statements or disclosures.

Recently issued accounting pronouncements: In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU updates income tax disclosure requirements primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and is applicable to the Company’s Annual Report on Form 10-K for fiscal 2026, with early application permitted. The transition method is prospective with the retrospective method permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its income tax disclosures.

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU No. 2024-03 as amended by subsequent ASUs on the topic requires public business entities to disclose, for interim and annual reporting periods, additional information about certain income statement expense categories. The requirements are effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to apply either the prospective or retrospective transition methods. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending May 31, 2028, and subsequent interim periods, with early application permitted. The requirements of this ASU are disclosure-related and will not have an impact on the Company’s financial condition, results of operations, or cash flows. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In July 2025, the FASB issued ASU No. 2025-05 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. This ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning June 1, 2026, with early application permitted. The transition method is prospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06 “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” This ASU updates the cost capitalization threshold for internal-use software development costs by removing all references to software project development stages and providing new guidance on how to evaluate whether the probable-to-complete recognition threshold has been met. This ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning June 1, 2028, with early application permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Payroll wages and payroll taxes	$7,356.1	$6,881.6
State unemployment insurance (included in payroll wages and payroll taxes)	$23.7	$23.0
Guaranteed cost benefit plans	$175.5	$165.8

Insurance solutions are sold through the Company’s licensed insurance agency, Paychex Insurance Agency, Inc., which provides insurance through a variety of carriers, enabling clients to expand their employee benefit offerings at an affordable cost. Insurance offerings include property and casualty coverage such as workers’ compensation, business-owner policies, commercial auto, cyber security, and health and benefits coverage, including health, dental, vision, life and disability. Insurance Solutions revenue reflects commissions earned on remitted insurance services premiums billed and is recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

Contract Balances

The timing of revenue recognition for Management Solutions and PEO and Insurance Solutions is consistent with the invoicing of clients as they both occur during the respective client payroll period for which the services are provided. Therefore, the Company does not recognize a contract asset or liability resulting from the timing of revenue recognition and invoicing.

Payments received for certain of the Company’s service offerings for set-up fees are considered a material right. Therefore, the Company defers revenue associated with these performance obligations, which exceed one year, and subsequently recognizes them as future services are provided, over approximately two to four years.

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Balance, beginning of period	$92.4	$74.9
Deferral of revenue	12.1	7.6
Recognition of unearned revenue	(14.5)	(9.1)
Balance, end of period	$90.0	$73.4

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of August 31, 2025, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2026 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2026	$36.0
2027	32.9
Thereafter	21.1
Total recognition of unearned revenue	$90.0

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the three months ended August 31, 2025 or August 31, 2024.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Balance, beginning of period	$609.0	$609.4
Capitalization of costs	48.9	45.3
Amortization	(52.8)	(51.8)
Balance, end of period	$605.1	$602.9

Costs to fulfill contracts:
	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Balance, beginning of period	$87.0	$76.6
Capitalization of costs	19.6	6.3
Amortization	(7.6)	(6.7)
Balance, end of period	$99.0	$76.2

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended
	August 31,	August 31,
In millions, except per share amounts	2025	2024
Basic earnings per share:
Net income	$383.8	$427.4
Weighted-average common shares outstanding	360.1	360.1
Basic earnings per share	$1.07	$1.19
Diluted earnings per share:
Net income	$383.8	$427.4
Weighted-average common shares outstanding	360.1	360.1
Dilutive effect of common share equivalents	1.8	1.8
Weighted-average common shares outstanding, assuming dilution	361.9	361.9
Diluted earnings per share	$1.06	$1.18
Weighted-average anti-dilutive common share equivalents	0.2	0.6

Weighted-average common share equivalents that had an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note D: Business Combinations

The Company accounts for acquisitions in accordance with the guidance in FASB Accounting Standards Codification 805, Business Combinations ("ASC 805"). This guidance requires disclosure of consideration transferred, including any contingent consideration, assets acquired, and liabilities assumed to be measured at their fair values as of the acquisition date. This guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of the purchase price over the fair values of the net assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.

Paycor HCM, Inc.

On April 14, 2025, the Company completed its acquisition of Paycor HCM, Inc. (“Paycor”) for total purchase consideration of approximately $4.1 billion, of which $4.06 billion was paid in cash and $25.1 million was paid in the form of replacement awards. To finance the purchase consideration, Paychex issued a $4.2 billion aggregate principal amount of fixed-rate corporate bonds ("Corporate Bonds"). Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of the Company's Form 10-K for fiscal 2025 for further details on the Corporate Bonds. Paycor is a leading Software-as-a-Service (“SaaS”) provider of HCM solutions for small and medium-sized businesses across all 50 states within the U.S.

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions. The Company recognized $84.1 million of acquisition-related costs, including $61.1 million related to amortization for step-up basis intangible assets, that were expensed in the three months ended August 31, 2025. These costs are shown as part of selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

The transaction aims to enhance the Company’s capabilities in the upmarket segment and expand its suite of AI-driven HCM solutions.

Purchase Price Allocation

The purchase price allocation as of the acquisition date is subject to change as additional information about the fair values of assets acquired and liabilities assumed becomes available. These adjustments will be finalized no later than one year from the acquisition date.

During the three months ended August 31, 2025, the Company adjusted its purchase price allocation, which increased goodwill $5.8 million, primarily resulting from the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation. The impact of these changes on previously reported earnings was not material.

In millions
Total purchase price	$4,085.7
Assets Acquired
Cash and cash equivalents	$168.8
Restricted cash	0.0
Interest receivable	0.7
Accounts receivable	26.5
Prepaid income taxes	1.0
Prepaid expenses and other current assets	29.3
Funds held for clients	1,288.2
Property and equipment	27.6
Operating lease right-of-use assets	9.1
Intangible assets (new fair value)	1,776.5
Other long-term assets	1.9
Total assets	$3,329.6
Liabilities Assumed
Current liabilities	$136.3
Client funds obligation	1,288.9
Deferred income taxes	342.4
Other long-term liabilities	69.7
Total Liabilities	$1,837.3
Fair value of purchase consideration	4,085.7
Less: fair value of net assets	1,492.3
Goodwill	$2,593.4

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and present the estimated unaudited pro forma combined results of Paychex and Paycor for three months ended August 31, 2024, as if the acquisition had occurred on June 1, 2023:

Three months ended
In millions	August 31, 2024
Revenues	$1,486.0
Net income	$345.6

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

The unaudited supplemental pro forma financial information reflects primarily pro forma adjustments related to removal of seller's amortization of cost to obtain and fulfill contracts, elimination of seller's stock-based compensation expense offset by compensation expense related to replacement awards and settlement of seller awards, amortization expense for step-up in fair value estimates of intangible assets, and interest expense and deferred financing cost amortization related to the Corporate Bonds issued to finance the Paycor acquisition. The unaudited supplemental pro forma financial information includes transaction charges associated with the Paycor acquisition. There are no material, nonrecurring pro forma adjustments directly attributable to the Paycor acquisition included in the reported pro forma revenue and loss from continuing operations before income taxes.

Paycor’s fiscal year end was June 30. Since Paycor and the Company had different fiscal year end dates, the unaudited pro forma operating results were prepared based on comparable periods. The pro forma financial information does not purport to be indicative of the results that would have been obtained had the transactions been completed as of June 1, 2023, for the period presented and are not intended to be a projection of future results or trends.

Note E: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Interest income on corporate investments	$18.7	$19.9
Other	5.1	0.1
Other income, net	$23.8	$20.0

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	August 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$775.2	$—	$—	$775.2
AFS securities:
Asset-backed securities	165.6	1.6	(0.1)	167.1
Corporate bonds	1,922.6	20.0	(5.0)	1,937.6
Municipal bonds	973.2	1.0	(33.2)	941.0
U.S. government agency and treasury securities	1,111.8	7.2	(12.5)	1,106.5
Variable rate demand notes	824.6	—	—	824.6
Total AFS securities	4,997.8	29.8	(50.8)	4,976.8
Other	34.3	3.5	(0.5)	37.3
Total funds held for clients and corporate investments	$5,807.3	$33.3	$(51.3)	$5,789.3

	May 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,057.8	$—	$—	$1,057.8
AFS securities:
Asset-backed securities	158.3	0.9	(0.0)	159.2
Corporate bonds	1,640.3	10.7	(7.0)	1,644.0
Municipal bonds	1,017.3	0.5	(44.3)	973.5
U.S. government agency and treasury securities	993.2	2.3	(16.7)	978.8
Variable rate demand notes	—	—	—	—
Total AFS securities	3,809.1	14.4	(68.0)	3,755.5
Other	33.1	2.3	(0.9)	34.5
Total funds held for clients and corporate investments	$4,900.0	$16.7	$(68.9)	$4,847.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of August 31, 2025 were corporate bonds, municipal bonds, U.S. government agency and treasury securities, bank demand deposit accounts, and money market funds with maturities of 90 days or less.

Included in asset-backed securities as of August 31, 2025 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through August 31, 2025.

Included in corporate bonds as of August 31, 2025 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from September 1, 2025 through January 23, 2035.

Included in municipal bonds as of August 31, 2025 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from September 1, 2025 through August 1, 2032.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	August 31,	May 31,
In millions	2025	2025
Funds held for clients	$4,927.4	$4,813.3
Corporate investments	861.9	34.5
Total funds held for clients and corporate investments	$5,789.3	$4,847.8

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

The Company’s AFS securities reflected net unrealized losses of $21.0 million and $53.6 million as of August 31, 2025 and May 31, 2025, respectively. Included in net unrealized losses as of August 31, 2025 and May 31, 2025, were 505 and 600 AFS securities in an unrealized loss position, representing approximately 45% and 50% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	August 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$—	$(0.1)	$2.8	$(0.1)	$2.8
Corporate bonds	(0.1)	56.5	(4.9)	207.2	(5.0)	263.7
Municipal bonds	(2.5)	44.9	(30.7)	843.2	(33.2)	888.1
U.S. government agency and treasury securities	(0.7)	73.2	(11.8)	506.4	(12.5)	579.6
Total	$(3.3)	$174.6	$(47.5)	$1,559.6	$(50.8)	$1,734.2

	May 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$16.4	$(0.0)	$2.8	$(0.0)	$19.2
Corporate bonds	(0.1)	83.2	(6.9)	236.7	(7.0)	319.9
Municipal bonds	(2.2)	48.5	(42.1)	880.1	(44.3)	928.6
U.S. government agency and treasury securities	(0.7)	152.0	(16.0)	531.8	(16.7)	683.8
Total	$(3.0)	$300.1	$(65.0)	$1,651.4	$(68.0)	$1,951.5

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of August 31, 2025 that had gross unrealized losses of $50.8 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of August 31, 2025 and as of May 31, 2025 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Gross realized gains	$0.0	$0.0
Gross realized losses	(0.0)	(0.0)
Net realized (losses)/gains	$(0.0)	$(0.0)

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2025 are shown below by expected maturity.

	August 31, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$677.9	$672.2
Due after one year through three years	2,104.8	2,078.7
Due after three years through five years	645.9	650.2
Due after five years	1,569.2	1,575.7
Total	$4,997.8	$4,976.8

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	August 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$7.5	$—	$7.5	$—
Municipal bonds	0.8	—	0.8	—
U.S. government agency and treasury securities	284.9	—	284.9	—
Money market securities	67.7	67.7	—	—
Total restricted and unrestricted cash equivalents	$360.9	$67.7	$293.2	$—
AFS securities:
Asset-backed securities	$167.1	$—	$167.1	$—
Corporate bonds	1,937.6	—	1,937.6	—
Municipal bonds	941.0	—	941.0	—
U.S. government agency and treasury securities	1,106.5	—	1,106.5	—
VRDNs	824.6	—	824.6	—
Total AFS securities	$4,976.8	$—	$4,976.8	$—
Other	$37.3	$37.3	$—	$—
Liabilities:
Other long-term liabilities	$37.3	$37.3	$—	$—

	May 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$4.7	$—	$4.7	$—
Municipal bonds	0.4		0.4	—
U.S. government agency and treasury securities	615.5	—	615.5	—
Money market securities	42.8	42.8	—	—
Total restricted and unrestricted cash equivalents	$663.4	$42.8	$620.6	$—
AFS securities:
Asset-backed securities	$159.2	$—	$159.2	$—
Corporate bonds	1,644.0	—	1,644.0	—
Municipal bonds	973.5	—	973.5	—
U.S. government agency and treasury securities	978.8	—	978.8	—
VRDNs	—	—	—	—
Total AFS securities	$3,755.5	$—	$3,755.5	$—
Other	$34.5	$34.5	$—	$—
Liabilities:
Other long-term liabilities	$34.5	$34.5	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include corporate bonds, municipal bonds, and U.S. government agency and treasury securities with original maturities of 90 days or less which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

The Company’s long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	August 31, 2025		May 31, 2025
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series A	$399.9	$399.3	$399.8	$398.3
Senior Notes, Series B	399.3	400.5	399.3	395.5
5-Year Fixed Rate Corporate Bonds	1,485.6	1,529.2	1,484.8	1,505.1
7-Year Fixed Rate Corporate Bonds	1,483.3	1,533.3	1,482.7	1,504.9
10-Year Fixed Rate Corporate Bonds	1,182.1	1,221.8	1,181.6	1,201.9
Total long-term borrowings, net of debt issuance costs	$4,950.2	$5,084.1	$4,948.2	$5,005.7

The Company’s Senior Notes, Series A and Senior Notes, Series B borrowings are not traded in active markets, and as a result, its fair values were estimated using a market approach employing Level 2 valuation inputs, including borrowing rates the Company believes are currently available based on loans with similar terms and maturities.

The Company's Corporate Bonds are not traded on active markets. The fair value of Corporate Bonds was estimated using a market approach employing Level 2 valuation inputs obtained from an independent pricing service. The Company reviews the values generated by the independent pricing service for reasonableness and has not adjusted the prices obtained because it believes that they are appropriately valued.

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

Note H: Supplemental Information

Leases: As of August 31, 2025, the Company entered into two lease agreements that had not yet commenced for terms ranging from 7.58 years to 10.25 years. These leases will require aggregate lease payments of approximately $28.8 million over their respective terms.

Property and equipment, net of accumulated depreciation: Depreciation expense was $34.5 million for the three months ended August 31, 2025 compared to $27.2 million for the three months ended August 31, 2024.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $74.8 million for the three months ended August 31, 2025 compared to $11.8 million for the three months ended August 31, 2024. During the three months ended August 31, 2025, goodwill related to the acquisition of Paycor increased $5.8 million, primarily due to the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation. Refer to Note D Business Combinations for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the three months ended August 31, 2025 or August 31, 2024.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 4.03% and 3.87% as of August 31, 2025 and May 31, 2025, respectively. The unused amount available under these credit facilities as of August 31, 2025 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2025.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $177.2 million and $165.0 million as of August 31, 2025 and May 31, 2025, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 01, 2025 and February 28, 2027. No amounts were outstanding on these letters of credit as of, or during the three months ended August 31, 2025 and August 31, 2024, or as of May 31, 2025.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2025. The Company’s long-term debt agreement and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of August 31, 2025.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $9.2 million as of August 31, 2025 and $4.9 million as of May 31, 2025.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health, medical, and workers' compensation benefit plans. The Company’s estimated loss exposure under these insurance arrangements is recorded in other current liabilities on the Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2025. The Company also maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 22.9% for the three months ended August 31, 2025, compared to 23.3% for the three months ended August 31, 2024. Both periods were impacted by the recognition of excess tax benefits related to employee stock-based compensation payments.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The most significant provisions applicable to the Company relate to accelerated tax deductions for qualified property and research expenditures. As a result, the Company’s deferred tax liabilities will be impacted in fiscal 2026 by the deductibility of previously capitalized research expenditures and accelerated tax depreciation. The Act is not expected to have a significant impact on the Company’s effective tax rate.

Note K: Segment Reporting

Total revenue, net income, and significant expenses used by the chief operating decision maker for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024
Total revenue	$1,540.0	$1,318.5

Core business operations:
Compensation-related expenses	530.0	451.3
PEO direct insurance costs	138.6	130.3
Depreciation and amortization	48.2	39.0
Other segment items(1)	196.5	151.2
Non-core business operations:
Acquisition-related costs(2)	84.8	—
Total expenses	998.1	771.8
Interest expense	(68.2)	(9.6)
Other income, net	23.8	20.0
Income before income taxes	497.5	557.1
Income tax expense	113.7	129.7
Net income	$383.8	$427.4

(1)
Other segment items include professional service expense, marketing and advertising expenses, and other overhead expenses.
(2)
Acquisition-related costs included in total expenses include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended August 31, 2025 (the “first quarter”), the respective prior year period ended August 31, 2024 (the “prior year period”), and our financial condition as of August 31, 2025. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the August 31, 2025 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2025 (“fiscal 2025”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by management of Paychex may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “outlook,” “will,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “look forward,” “may,” “possible,” “potential,” “should,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding the integration of Paycor HCM, Inc. ("Paycor"), operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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
changes in our credit ratings;
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

Any of these factors, as well as such other factors as discussed in our Form 10-K for fiscal 2025 and in our periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to differ materially from our anticipated results. The information provided in this Form 10-Q is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of filing this Form 10-Q with the SEC to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Our investor presentation regarding the financial results for the first quarter is available and accessible on our Paychex Investor Relations portal at https://investor.paychex.com. Information available on our website is not a part of, and is not incorporated into, this Form 10-Q. We intend to make future investor presentations available exclusively on our Paychex Investor Relations portal.

Overview

We are an industry-leading human capital management (“HCM”) company delivering a full suite of technology and advisory solutions in human resources (“HR”), employee benefits, insurance, and payroll across the U.S. and parts of Europe.

We offer a full range of integrated HCM solutions spanning the employee life cycle for businesses and their employees. Clients may choose from a breadth of solutions that also allow integration with some of the most popular HR, accounting, enterprise resource planning, and point-of-sale applications on the market today.

We support our clients through our proprietary SaaS-based solutions, SurePayroll®, Paychex Flex®, and Paycor®. Our larger clients generally have more complex payroll and employee benefit needs, though with the environment of increasing regulations, we believe the need for HR outsourcing solutions has been expanding. Any of our clients on Paychex Flex or Paycor can opt for the integrated suite of HCM solutions, which enables clients to choose the service and software solutions that best meet the needs of their business.

Our portfolio of technology, HR advisory, and employee benefits-related solutions is disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Our Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2025.

Our mission is to help businesses succeed as the digitally driven HR leader. Our strategy focuses on growing our client base; increasing product penetration; driving technology innovation; and pursuing strategic acquisitions. We believe that successfully executing this strategy will lead to strong, long-term financial performance.

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

We closely monitor the evolving challenges and needs of our clients, and proactively aid our clients in navigating macroeconomic challenges, legislative changes, and other complexities they may face. Through our unique blend of innovative technology solutions, backed by our extensive compliance and HR expertise, we help clients more effectively hire, develop, and retain top talent in this challenging workforce environment. Ongoing investments in our platforms have prepared us well for the demands of the current business and regulatory environments, enabling us to adapt while maintaining strong solutions and support delivery, resulting in high levels of client satisfaction and retention.

On April 14, 2025, we completed our acquisition of Paycor, a leading provider of HCM, payroll and talent software. This acquisition extends our upmarket position and expands our suite of HR technology and advisory solutions. Refer to the "Results of Operations" and “Liquidity and Capital Resources” section of this Item 2 for additional information.

First Quarter Business Highlights

Highlights compared to the prior year period are as follows:

	For the three months ended
	August 31,	August 31,
In millions, except per share amounts	2025	2024	Change(2)
Total service revenue	$1,492.4	$1,281.0	17%
Total revenue	$1,540.0	$1,318.5	17%
Operating income	$541.9	$546.7	(1)%
Adjusted operating income(1)	$626.7	$546.7	15%
Net income	$383.8	$427.4	(10)%
Adjusted net income(1)	$440.8	$421.2	5%
Diluted earnings per share	$1.06	$1.18	(10)%
Adjusted diluted earnings per share(1)	$1.22	$1.16	5%
Dividends paid to stockholders	$389.1	$353.4	10%

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

For further analysis of our results of operations for the first quarter and prior year period, and our financial position as of August 31, 2025, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended
	August 31,	August 31,
In millions, except per share amounts	2025	2024	Change(1)
Revenue:
Management Solutions	$1,163.3	$961.7	21%
PEO and Insurance Solutions	329.1	319.3	3%
Total service revenue	1,492.4	1,281.0	17%
Interest on funds held for clients	47.6	37.5	27%
Total revenue	1,540.0	1,318.5	17%
Total expenses	998.1	771.8	29%
Operating income	541.9	546.7	(1)%
Interest expense	(68.2)	(9.6)	n/m
Other income, net	23.8	20.0	19%
Income before income taxes	497.5	557.1	(11)%
Income taxes	113.7	129.7	(12)%
Effective income tax rate	22.9%	23.3%
Net income	$383.8	$427.4	(10)%
Diluted earnings per share	$1.06	$1.18	(10)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total revenue increased to $1.5 billion for the first quarter, represented growth of 17% over the prior year period. The changes in revenue as compared to the prior year period were primarily driven by the following factors:

•
Management Solutions revenue: $1.2 billion for the first quarter, reflecting an increase of 21%. Paycor, acquired in April 2025, contributed approximately 17% to Management Solutions revenue growth year-over-year:
o
Growth in the number of clients served, primarily driven by the acquisition of Paycor, and client worksite employees for HR Solutions; and
o
Higher revenue per client driven by Paycor's upmarket client base, price realization, and product penetration, including HR solutions and retirement.

•
PEO and Insurance Solutions revenue: $329.1 million for the first quarter, reflecting an increase of 3%:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $47.6 million for the first quarter, reflecting an increase of 27%, due to higher average investment balances, resulting from the acquisition of Paycor.

We invest in highly liquid, investment-grade fixed income securities. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended
	August 31,	August 31,
$ in millions	2025	2024	Change(1)
Average investment balances:
Funds held for clients	$5,400.0	$4,286.1	26%
Corporate cash equivalents and investments	1,776.9	1,619.9	10%
Total	$7,176.9	$5,906.0	22%
Average interest rates earned (exclusive of net realized (losses)/gains):
Funds held for clients	3.5%	3.5%
Corporate cash equivalents and investments	4.2%	4.9%
Combined funds held for clients and corporate cash equivalents and investments	3.7%	3.9%

Total net realized (losses)/gains	$(0.0)	$0.0

(1) Percentage changes are calculated based on unrounded numbers.

	August 31,	May 31,
$ in millions	2025	2025
Net unrealized losses on available for sale (“AFS”) securities (1)	$(21.0)	$(53.6)
Federal Funds rate (2)	4.50%	4.50%
Total fair value of AFS securities	$4,976.8	$3,755.5
Weighted-average duration of AFS securities in years (3)	2.5	2.2
Weighted-average yield-to-maturity of AFS securities (3)	3.5%	3.3%

(1) The net unrealized loss on our investment portfolio was approximately $22.9 million as of September 26, 2025. Refer to Note F in the Notes to Consolidated Financial Statements and the "Market Risk Factors" caption contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 4.25% to 4.50% as of August 31, 2025 and May 31, 2025. Effective September 18, 2025, the Federal Reserve decreased the Federal Funds rate to a range of 4.00% to 4.25%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: Total expenses, which reflects the total combined cost of service revenue and selling, general and administrative expenses, increased 29% to $998.1 million for the first quarter. The following table summarizes the components of total expenses:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024	Change(1)
Core business operations:
Compensation-related expenses	$530.0	$451.3	17%
PEO direct insurance costs	138.6	130.3	6%
Depreciation and amortization	48.2	39.0	23%
Other expenses	196.5	151.2	30%
Non-core business operations:
Acquisition-related costs	84.8	—	n/m
Total expenses	$998.1	$771.8	29%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

The changes in total expenses as compared to the prior period were primarily driven by the following factors:

•
Compensation-related expenses: $530.0 million for the first quarter, reflecting an increase of 17%, primarily due to an increase in headcount, driven by the acquisition of Paycor.
•
PEO direct insurance costs: $138.6 million for the first quarter, reflecting an increase of 6%, related to growth in average worksite employees and PEO insurance revenues.
•
Depreciation and amortization: $48.2 million for the first quarter, reflecting an increase of 23%, primarily due to higher property and equipment balances compared to the prior year period, including an increase in the development and enhancement of our client-facing internal-use software.
•
Other expenses: $196.5 million for the first quarter, reflecting an increase of 30%, primarily due to higher technology, selling, and marketing investments driven by the acquisition of Paycor and our continued strategic initiatives. The increase also reflects general cost increases to support business growth.
•
Acquisition-related costs: $84.8 million for the first quarter, reflecting the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees.

Operating income: Operating income decreased 1% to $541.9 million for the first quarter. Adjusted operating income(1), which excludes $84.1 million of Paycor acquisition-related costs included in selling, general and administrative expenses, grew 15% to $626.7 million for the first quarter.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income as a percentage of total revenue) were as follows:

	For the three months ended
	August 31,	August 31,
	2025	2024
Operating margin	35.2%	41.5%
Adjusted operating margin (1)	40.7%	41.5%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

Interest expense: Interest expense increased $58.6 million to $68.2 million for the first quarter, primarily due to the issuance of incremental debt to finance the acquisition of Paycor.

Other income, net: Other income, net was $23.8 million for the first quarter compared to $20.0 million for the prior year period. Other income, net primarily includes interest income on corporate investments.

Income taxes: Our effective income tax rate was 22.9% for the first quarter compared to 23.3%, for the prior year period. The effective income tax rates in both periods were affected by the recognition of discrete tax impacts related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended
	August 31,	August 31,
$ in millions, except per share amounts	2025	2024	Change
Operating income	$541.9	$546.7	(1)%
Non-GAAP adjustments:
Acquisition-related costs(1)	84.8	—
Adjusted operating income	$626.7	$546.7	15%
Adjusted operating margin	40.7%	41.5%

Net income	$383.8	$427.4	(10)%
Non-GAAP adjustments:
Acquisition-related costs(1)	84.8	—
Income tax benefit for acquisition-related costs	(20.6)	—
Excess tax benefits related to employee stock-based compensation payments(2)	(7.2)	(6.2)
Adjusted net income	$440.8	$421.2	5%

Diluted earnings per share(3)	$1.06	$1.18	(10)%
Non-GAAP adjustments:
Acquisition-related costs(1)	0.23	—
Income tax benefit for acquisition-related costs	(0.06)	—
Excess tax benefits related to employee stock-based compensation payments(2)	(0.02)	(0.02)
Adjusted diluted earnings per share	$1.22	$1.16	5%

Net income	$383.8	$427.4	(10)%
Non-GAAP adjustments:
Interest expense	68.2	9.6
Interest income on corporate investments	(18.7)	(19.9)
Income taxes	113.7	129.7
Depreciation and amortization expense	109.3	39.0
EBITDA	$656.3	$585.8	12%
Non-GAAP adjustments:
Acquisition-related costs(1)	23.7	—
Adjusted EBITDA	$680.0	$585.8	16%

(1)
Acquisition-related costs for the first quarter included in selling, general and administrative expenses include (i) $61.1 million in amortization of intangibles acquired in the acquisition of Paycor, (ii) $18.7 million in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance and retention bonuses, and (iii) $5.0 million in other acquisition-related costs, primarily reflecting professional service fees
(2)
Excess tax benefits related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.
(3)
The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

In addition to reporting operating income, operating margin, net income, and diluted earnings per share, which are U.S. GAAP measures, we present adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA, which are non-GAAP measures. We believe these additional measures are indicators of our core business operations’ performance period over period. Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, EBITDA, and adjusted EBITDA are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the U.S. GAAP measures of operating income, operating margin, net income, and diluted earnings per share, and, therefore, they should not be used in isolation, but in conjunction with the U.S. GAAP measures. The use of any non-GAAP measure may produce results that vary from the U.S. GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of August 31, 2025 remained strong with cash, restricted cash, and total corporate investments of $1.7 billion. Short-term borrowings of $18.5 million and long-term borrowings of $5.0 billion were outstanding as of August 31, 2025. Our unused capacity under our unsecured credit facilities was approximately $2.0 billion as of August 31, 2025. Our primary source of cash is our ongoing operations, which was $718.4 million for the first quarter. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of August 31, 2025, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, acquisitions and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of August 31, 2025 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note M of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2025 for further discussion of our credit facilities.

Details of our credit facilities as of August 31, 2025 were as follows:

		Maximum	August 31, 2025
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.5	231.5
Total Lines of Credit Outstanding and Available			$18.5	$1,981.5

Amounts outstanding under the PNC credit facility as of August 31, 2025 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the first quarter were as follows:

	For the three months ended August 31, 2025
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	—	—	92
Maximum amount borrowed	$—	$—	$101.9
Weighted-average amount borrowed	—	—	19.5
Weighted-average interest rate	—%	—%	4.17%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

Subsequent to August 31, 2025, we borrowed three times on an overnight basis, $185.2 million on a weighted-average basis under our PNC and JPM credit facilities.

We expect to have access to the amounts available under our current credit facilities to meet our ongoing financial needs. However, if we experience reductions in our operating cash flows due to any of the risk factors outlined in, but not limited to, Item 1A in our Form 10-K for fiscal 2025 and other SEC filings, we may need to adjust our capital, operating and other discretionary spending to realign our working capital requirements with the capital resources available to us. Furthermore, if we determine the need for additional short-term liquidity, there is no assurance that such financing, if pursued and obtained, would be adequate or on terms acceptable to us.

Letters of credit: As of August 31, 2025, we had irrevocable standby letters of credit available totaling $177.2 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between September 01, 2025 and February 28, 2027. No amounts were outstanding on these letters of credit during the first quarter or as of August 31, 2025.

Long-term financing: We have borrowed $0.8 billion through the issuance of long-term private placement debt (“Senior Notes”) and $4.2 billion through the issuance of three fixed rate corporate bonds ("Corporate Bonds"). The following is information on each of our long-term financing arrangements related to future cash commitments:

	Senior Notes		Corporate Bonds
$ in millions	Series A	Series B	5-year	7-year	10-year
Principal amount	$400.0	$400.0	$1,500.0	$1,500.0	$1,200.0
Principal payment date	March 13, 2026	March 13, 2029	April 15, 2030	April 15, 2032	April 15, 2035
Fixed interest rate	4.07%	4.25%	5.10%	5.35%	5.60%
Interest payment dates in arrears	March and September	March and September	April and October	April and October	April and October

Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2025 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $9.2 million of capital assets as of August 31, 2025. In addition, we are involved in six limited partnership agreements to contribute a maximum of $37.5 million to venture capital funds. As of August 31, 2025, we have contributed approximately $31.4 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate and PEO employee health, medical, and workers' compensation benefit plans. Our estimated loss exposure under these insurance arrangements is recorded in other current liabilities on our Consolidated Balance Sheets. Historically, the amounts accrued have not been material and were not material as of August 31, 2025. We also maintain corporate insurance coverage in addition to our purchased primary insurance policies for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism; and capacity for deductibles and self-insured retention through our captive insurance company.

Operating, Investing, and Financing Cash Flow Activities

Primary sources of cash, restricted cash, and equivalents are through collections for services rendered to our customers and interest earned on funds held for clients and corporate investments. Primary uses of cash include employee compensation and contractual obligations related to business operations, cash dividends paid, share repurchases, purchases of property and equipment, long-term debt service, and acquisitions.

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

Summarized operating, investing, and financing cash flow information for the first quarter and the prior period:

	For the three months ended
	August 31,	August 31,
In millions	2025	2024	Change
Net cash provided by operating activities	$718.4	$546.1	$172.3
Net cash used in investing activities	(1,302.7)	(110.0)	(1,192.7)
Net cash used in financing activities	(515.4)	(485.0)	(30.4)
Net change in cash, restricted cash, and equivalents	$(1,099.7)	$(48.9)	$(1,050.8)

Cash dividends per common share	$1.08	$0.98

The changes in our cash flow for the first quarter compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2026

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes and stock-based compensation, attributable to the reasons discussed in the “Results of Operations” section of this Item 2;
•
Net increase in refunds owed to our clients related to tax benefits allowed under the Coronavirus Aid, Relief, and Economic Security Act;
•
An increase in accrued interest related to our corporate bonds, for which the first interest installment payment is due in October; and
•
Net decrease in prepaid income taxes due to the timing of our first quarter tax installment, which historically is settled during our second fiscal quarter; offset by
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2025 year-end bonuses.

Fiscal 2025

•
Net income, adjusted for non-cash items including depreciation and amortization, benefit from deferred taxes and stock-based compensation, attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Net increase in accrued income taxes due to the timing of our first quarter tax installment, which historically is settled during our second fiscal quarter; offset by
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; and
•
A net decrease in accrued corporate compensation primarily due to the settlement of year-end bonuses for our fiscal year ended May 31, 2024, offset by an increase in accrued payroll due to the timing of processing.

Investing Cash Flow Activities

Fiscal 2026

•
Net purchases of AFS securities related to investments in VRDNs at quarter-end and investment in our long-term portfolio;
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchases of short-term accounts receivable due to an increase in our funding percentage to clients, increase in client base, and increased funding to existing clients.

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

Financing Cash Flow Activities

Fiscal 2026

•
Dividends paid at $1.08 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and

•
Cash used to repurchase 1.1 million shares of our common stock at a weighted average price of $145.59 per share during the first quarter. All repurchased shares were retired upon acquisition.

Fiscal 2025

•
Dividends paid at $0.98 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of the Board;
•
Cash used to repurchase 0.8 million shares of our common stock at a weighted average price of $125.50 per share during the first quarter. All repurchases were retired upon acquisition; and
•
Decrease in client fund obligations related to the timing of collections and remittances of client funds.

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

During the first quarter, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.7% compared to 3.9% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of August 31, 2025 had an average duration of 2.5 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of August 31, 2025 are shown below by expected maturity.

	August 31, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$677.9	$672.2
Due after one year through three years	2,104.8	2,078.7
Due after three years through five years	645.9	650.2
Due after five years	1,569.2	1,575.7
Total	$4,997.8	$4,976.8

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of August 31, 2025, the Federal Funds rate was in the range of 4.25% to 4.50%. Effective September 18, 2025, the Federal Reserve decreased the Federal Funds rate to a range of 4.00% to 4.25%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal

Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

Subject to these factors and under normal financial market conditions, a 25-basis-point change in taxable interest rates generally affects our tax-exempt interest rates by approximately 19 basis points. Under normal financial market conditions, the impact to earnings from a 25-basis-point change in short-term interest rates would be approximately $5.5 million to $6.0 million, after taxes, for a twelve-month period. Such a basis point change may or may not be tied to changes in the Federal Funds rate.

Our total investment portfolio (funds held for clients and corporate cash equivalents and investments) is expected to average approximately $7.4 billion for the fiscal year ending May 31, 2026. Our anticipated allocation is approximately 40% invested in short-term securities and VRDNs with an average duration of less than 30 days and 60% invested in AFS securities, with an average duration of two to three and one-quarter years.

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $21.0 million as of August 31, 2025 and $53.6 million as of May 31, 2025. During the first quarter, the net unrealized loss on our investment portfolios ranged from a loss of $63.8 million to a loss of $20.9 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $22.9 million as of September 26, 2025.

As of August 31, 2025 and May 31, 2025, we had $5.0 billion and $3.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.5% as of August 31, 2025 and 3.3% as of May 31, 2025. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of August 31, 2025, would be in a range of approximately $20.0 million to $25.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our recurring credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of August 31, 2025 were not impaired as a result of the previously discussed reasons. While $1.7 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $50.8 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of August 31, 2025 and May 31, 2025 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of August 31, 2025.

Market risk: We have an ongoing monitoring system for financial institutions we conduct business with and maintain cash balances at large well-capitalized (as defined by their regulators) financial institutions. We closely monitor market conditions and take appropriate measures, when necessary, to minimize potential risk exposure to our clients' and our cash and investment balances.

CRITICAL ACCOUNTING ESTIMATES

Our critical accounting policies are described in Item 7 of our Form 10-K for fiscal 2025, filed with the SEC on July 11, 2025. On an ongoing basis, we evaluate the critical accounting policies and estimates used to prepare our consolidated financial statements, including, but not limited to, those related to:

•
revenue recognition;
•
assets recognized from the costs to obtain and fulfill contracts;
•
PEO insurance reserves;
•
goodwill and other intangible assets;
•
impairment of long-lived assets;
•
stock-based compensation costs;
•
business combinations; and
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of August 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended August 31, 2025. Based on such evaluation there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended August 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400.0 million of the Company’s common stock with authorization that expires on May 31, 2027. The purpose of this program is to manage common stock dilution. Shares repurchased under this program during the first quarter were as follows:

In millions, except per share amounts	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs

June 1, 2025 - June 30, 2025	$0.3	$144.69	$36.2	$259.8
July 1, 2025 - July 31, 2025	0.8	146.00	123.9	$135.9
August 1, 2025 - August 31, 2025	—	—	—	$135.9
Total for the period	1.1	$145.59	$160.1	$135.9

Item 5. Other Information

During the first quarter, none of our directors or officers (as defined by Rule 16a-1 under the Exchange Act), adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined by Item 408(c) of Regulation S-K).

Item 6. Exhibits

INDEX TO EXHIBITS

	Exhibit number	Description

#	10.1

Employment Agreement between Paychex, Inc. and Michael Gioja, dated as of July 8, 2025, incorporated herein by reference from Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on July 14, 2025.

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

PAYCHEX, INC.

Date:	September 30, 2025	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	September 30, 2025	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	September 30, 2025	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)