Form 10-Q
period 2025-11-30
PAYCHEX INC
filed 2025-12-22
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

As of November 30, 2025, 358,967,450 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the six months ended
	November 30,		November 30,
	2025	2024	2025	2024
Revenue:
Management Solutions	$1,166.4	$962.9	$2,329.7	$1,924.6
PEO and Insurance Solutions	336.9	317.9	666.0	637.2
Total service revenue	1,503.3	1,280.8	2,995.7	2,561.8
Interest on funds held for clients	54.3	36.1	101.9	73.6
Total revenue	1,557.6	1,316.9	3,097.6	2,635.4
Expenses:
Cost of service revenue	412.2	379.1	826.0	759.1
Selling, general and administrative expenses	573.5	399.7	1,157.8	791.5
Total expenses	985.7	778.8	1,983.8	1,550.6
Operating income	571.9	538.1	1,113.8	1,084.8
Interest expense	(68.5)	(9.5)	(136.7)	(19.1)
Other income, net	16.8	15.1	40.6	35.1
Income before income taxes	520.2	543.7	1,017.7	1,100.8
Income taxes	124.8	130.3	238.5	260.0
Net income	$395.4	$413.4	$779.2	$840.8

Other comprehensive income, net of tax	7.4	(11.6)	36.1	53.2
Comprehensive income	$402.8	$401.8	$815.3	$894.0

Basic earnings per share	$1.10	$1.15	$2.17	$2.34
Diluted earnings per share	$1.10	$1.14	$2.16	$2.32
Weighted-average common shares outstanding	359.4	360.0	359.7	360.1
Weighted-average common shares outstanding, assuming dilution	360.4	361.7	361.1	361.8

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	November 30,	May 31,
	2025	2025
Assets
Cash and cash equivalents	$1,485.6	$1,628.6
Restricted cash	50.7	47.9
Corporate investments	37.6	34.5
Interest receivable	35.0	27.9
Accounts receivable, net of allowance for credit losses	1,355.5	1,330.5
PEO unbilled receivables, net of advance collections	640.0	616.6
Prepaid income taxes	56.8	38.9
Prepaid expenses and other current assets	372.5	378.3
Current assets before funds held for clients	4,033.7	4,103.2
Funds held for clients	4,875.7	4,813.3
Total current assets	8,909.4	8,916.5
Property and equipment, net of accumulated depreciation	551.2	511.5
Operating lease right-of-use assets, net of accumulated amortization	80.1	63.8
Intangible assets, net of accumulated amortization	1,812.3	1,947.3
Goodwill	4,527.3	4,514.1
Long-term deferred costs	504.1	482.4
Other long-term assets	134.5	128.5
Total assets	$16,518.9	$16,564.1
Liabilities
Accounts payable	$137.6	$129.8
Accrued corporate compensation and related items	147.1	183.9
Accrued worksite employee compensation and related items	807.2	735.8
Short-term borrowings	18.2	18.6
Accrued income taxes	44.4	—
Long-term debt, net, current portion	399.9	399.8
Deferred revenue	70.5	69.4
Other current liabilities	531.5	552.0
Current liabilities before client fund obligations	2,156.4	2,089.3
Client fund obligations	4,884.7	4,867.0
Total current liabilities	7,041.1	6,956.3
Accrued income taxes	130.5	119.0
Deferred income taxes	531.9	444.7
Long-term borrowings, net of debt issuance costs	4,552.2	4,548.4
Operating lease liabilities	66.6	55.5
Other long-term liabilities	316.5	312.2
Total liabilities	12,638.8	12,436.1
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 359.0 shares as of November 30, 2025 and 360.5 shares as of May 31, 2025	3.6	3.6
Additional paid-in capital	1,944.1	1,901.1
Retained earnings	1,950.0	2,277.0
Accumulated other comprehensive loss	(17.6)	(53.7)
Total stockholders’ equity	3,880.1	4,128.0
Total liabilities and stockholders’ equity	$16,518.9	$16,564.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the six months ended November 30, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2025	360.5	$3.6	$1,901.1	$2,277.0	$(38.5)	$(15.2)	$(53.7)	$4,128.0
Net income	—	—	—	779.2	—	—	—	779.2
Unrealized gains on securities, net of $13.2 million in tax expense	—	—	—	—	38.5	—	38.5	38.5
Reclassification adjustment for realized gains on securities, net of $1.8 million in tax expense (1)	—	—	—	—	(5.3)	—	(5.3)	(5.3)
Cash dividends declared ($2.16 per share)	—	—	—	(777.0)	—	—	—	(777.0)
Repurchases of common shares (2)	(2.1)	(0.0)	(10.2)	(276.4)	—	—	—	(286.6)
Stock-based compensation costs	—	—	52.3	—	—	—	—	52.3
Foreign currency translation adjustment	—	—	—	—	—	2.9	2.9	2.9
Activity related to equity-based plans	0.6	0.0	0.9	(52.8)	—	—	—	(51.9)
Balance as of November 30, 2025	359.0	$3.6	$1,944.1	$1,950.0	$(5.3)	$(12.3)	$(17.6)	$3,880.1

	For the three months ended November 30, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of August 31, 2025	359.9	$3.6	$1,921.8	$2,070.2	$(14.2)	$(10.8)	$(25.0)	$3,970.6
Net income	—	—	—	395.4	—	—	—	395.4
Unrealized gains on securities, net of $4.8 million in tax expense	—	—	—	—	14.2	—	14.2	14.2
Reclassification adjustment for realized gains on securities, net of $1.8 million in tax expense (1)	—	—	—	—	(5.3)	—	(5.3)	(5.3)
Cash dividends declared ($1.08 per share)	—	—	—	(388.0)	—	—	—	(388.0)
Repurchases of common shares (2)	(1.0)	(0.0)	(4.9)	(121.6)	—	—	—	(126.5)
Stock-based compensation costs	—	—	25.5	—	—	—	—	25.5
Foreign currency translation adjustment	—	—	—	—	—	(1.5)	(1.5)	(1.5)
Activity related to equity-based plans	0.1	0.0	1.7	(6.0)	—	—	—	(4.3)
Balance as of November 30, 2025	359.0	$3.6	$1,944.1	$1,950.0	$(5.3)	$(12.3)	$(17.6)	$3,880.1

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

	For the six months ended November 30, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(120.7)	$(24.4)	$(145.1)	$3,801.0
Net income	—	—	—	840.8	—	—	—	840.8
Unrealized gains on securities, net of $18.9 million in tax expense	—	—	—	—	57.6	—	57.6	57.6
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($1.96 per share)	—	—	—	(705.7)	—	—	—	(705.7)
Repurchases of common shares, including excise taxes of $0.5 million (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	(104.5)
Stock-based compensation costs	—	—	32.9	—	—	—	—	32.9
Foreign currency translation adjustment	—	—	—	—	—	(4.4)	(4.4)	(4.4)
Activity related to equity-based plans	0.8	0.0	31.0	(23.0)	—	—	—	8.0
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$(28.8)	$(91.9)	$3,925.7

	For the three months ended November 30, 2024
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of August 31, 2024	359.9	$3.6	$1,761.7	$2,165.4	$(58.9)	$(21.4)	$(80.3)	$3,850.4
Net income	—	—	—	413.4	—	—	—	413.4
Unrealized losses on securities, net of $1.3 million in tax benefit	—	—	—	—	(4.2)	—	(4.2)	(4.2)
Reclassification adjustment for realized gains on securities, net of $0.0 million in tax expense (1)	—	—	—	—	(0.0)	—	(0.0)	(0.0)
Cash dividends declared ($0.98 per share)	—	—	—	(352.9)	—	—	—	(352.9)
Repurchases of common shares, including excise taxes of $0.5 million(2)	—	—	—	(0.5)	—	—	—	(0.5)
Stock-based compensation costs	—	—	16.4	—	—	—	—	16.4
Foreign currency translation adjustment	—	—	—	—	—	(7.4)	(7.4)	(7.4)
Activity related to equity-based plans	0.2	0.0	11.3	(0.8)	—	—	—	10.5
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$(28.8)	$(91.9)	$3,925.7

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

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the six months ended
	November 30,
	2025	2024
Operating activities
Net income	$779.2	$840.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218.4	80.7
Amortization of premiums and discounts on AFS securities and long-term debt, net	(4.1)	(5.6)
Amortization of deferred contract costs	121.8	117.3
Stock-based compensation costs	52.3	32.9
Provision on/(benefit from) deferred income taxes	77.2	(9.5)
Provision for credit losses	12.2	12.4
Net realized gains on sales of AFS securities	(7.1)	(0.0)
Changes in operating assets and liabilities:
Interest receivable	(7.1)	(0.4)
Accounts receivable and PEO unbilled receivables, net	(56.1)	(68.6)
Prepaid expenses and other current assets	(7.8)	(68.9)
Accounts payable and other current liabilities	122.3	6.7
Deferred costs	(148.6)	(107.8)
Net change in other long-term assets and liabilities	11.2	14.0
Net change in operating lease right-of-use assets and liabilities	(0.5)	(2.9)
Net cash provided by operating activities	1,163.3	841.1
Investing activities
Purchases of AFS securities	(6,527.9)	(5,168.5)
Proceeds from sales and maturities of AFS securities	5,804.5	5,163.6
Net purchases of short-term accounts receivable	(65.2)	(200.1)
Purchases of property and equipment	(118.0)	(82.6)
Acquisition of businesses, net of cash acquired	(0.3)	—
Purchases of other assets, net	(19.5)	(15.1)
Net cash used in investing activities	(926.4)	(302.7)
Financing activities
Net change in client fund obligations	17.7	26.3
Dividends paid	(777.0)	(706.2)
Repurchases of common shares	(286.6)	(104.5)
Activity related to equity-based plans	(51.9)	8.0
Net cash used in financing activities	(1,097.8)	(776.4)
Net change in cash, restricted cash, and equivalents	(860.9)	(238.0)
Cash, restricted cash, and equivalents, beginning of period	2,734.3	1,897.0
Cash, restricted cash, and equivalents, end of period	$1,873.4	$1,659.0

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$1,485.6	$1,202.1
Restricted cash	50.7	63.1
Restricted cash and restricted cash equivalents included in funds held for clients	337.1	393.8
Total cash, restricted cash, and equivalents	$1,873.4	$1,659.0

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2025

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2025 (“fiscal 2025”). Operating results and cash flows for the six months ended November 30, 2025 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2026 (“fiscal 2026”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	November 30,	May 31,
In millions	2025	2025
Trade receivables	$226.8	$205.4
Purchased receivables	1,155.7	1,151.1
Total accounts receivable, gross	1,382.5	1,356.5
Less: Allowance for credit losses	27.0	26.0
Accounts receivable, net of allowance for credit losses	$1,355.5	$1,330.5

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

Allowance for credit losses activity related to accounts receivables are as follows:

	Three months ended November 30,		Six months ended November 30,
In millions	2025	2024	2025	2024
Balance, beginning of period	$24.4	$25.0	$26.0	$21.3
Provision for credit losses	4.5	4.9	12.2	12.4
Write-offs and recoveries	(1.9)	(4.8)	(11.2)	(8.6)
Balance, end of period	$27.0	$25.1	$27.0	$25.1

No single client had a material impact on total accounts receivable as of November 30, 2025 and May 31, 2025 or service revenue and results of operations for the three and six months ended November 30, 2025 and November 30, 2024.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of November 30, 2025 and May 31, 2025, advance collections were $2.5 million and $1.8 million, respectively.

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

As of November 30, 2025 and May 31, 2025, the Company recorded current liabilities of $88.4 million and $80.4 million, respectively, and long-term liabilities of $158.2 million and $156.4 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in other current liabilities and other long-term liabilities on the Company's Consolidated Balance Sheets.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $25.5 million and $52.3 million for the three and six months ended November 30, 2025, respectively, compared with $16.4 million and $32.9 million for the three and six months ended November 30, 2024, respectively.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the six months ended November 30, 2025 that had a material impact on the Company's consolidated financial statements or disclosures.

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

In November 2025, the FASB issued ASU No. 2025-08 “Financial Instruments – Credit Losses (Topic 326): Purchased Loans.” This ASU expands the population of acquired financial assets subject to the gross-up approach under Topic 326 whereby loans purchased without credit deterioration and deemed seasoned are recognized at their purchase price plus an allowance for expected credit losses. Purchased seasoned loans include all loans that are acquired in a business combination and loans acquired in an asset acquisition if purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning June 1, 2027, with early application permitted. The transition method is prospective. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

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

Management Solutions Revenue

Management Solutions revenue is primarily derived from the Company’s payroll and HCM services, HR outsourcing and retirement solutions. Clients can select services on an á la carte basis or as part of various product bundles. The Company’s offerings often leverage the information gathered in its payroll processing service, enabling more targeted prospecting and easier provision of additional ancillary HCM solutions. Management Solutions revenue is generally recognized over time as services are performed and the client simultaneously receives and controls the benefits from these services.

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

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
In millions	2025	2024	2025	2024
Payroll wages and payroll taxes	$7,694.6	$7,172.0	$15,050.7	$14,053.6
State unemployment insurance (included in payroll wages and payroll taxes)	$22.4	$23.4	$46.1	$46.4
Guaranteed cost benefit plans	$177.9	$167.5	$353.4	$333.3

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2025	2024	2025	2024
Balance, beginning of period	$90.0	$73.4	$92.4	$74.9
Deferral of revenue	13.8	10.0	25.9	17.6
Recognition of unearned revenue	(13.3)	(9.4)	(27.8)	(18.5)
Balance, end of period	$90.5	$74.0	$90.5	$74.0

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of November 30, 2025, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2026 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2026	$25.1
2027	37.2
Thereafter	28.2
Total recognition of unearned revenue	$90.5

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the six months ended November 30, 2025 or November 30, 2024.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2025	2024	2025	2024
Balance, beginning of period	$605.1	$602.9	$609.0	$609.4
Capitalization of costs	60.1	49.9	109.0	95.2
Amortization	(53.2)	(52.1)	(106.0)	(103.9)
Balance, end of period	$612.0	$600.7	$612.0	$600.7

Costs to fulfill contracts:
	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2025	2024	2025	2024
Balance, beginning of period	$99.0	$76.2	$87.0	$76.6
Capitalization of costs	20.0	6.3	39.6	12.6
Amortization	(8.2)	(6.7)	(15.8)	(13.4)
Balance, end of period	$110.8	$75.8	$110.8	$75.8

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions, except per share amounts	2025	2024	2025	2024
Basic earnings per share:
Net income	$395.4	$413.4	$779.2	$840.8
Weighted-average common shares outstanding	359.4	360.0	359.7	360.1
Basic earnings per share	$1.10	$1.15	$2.17	$2.34
Diluted earnings per share:
Net income	$395.4	$413.4	$779.2	$840.8
Weighted-average common shares outstanding	359.4	360.0	359.7	360.1
Dilutive effect of common share equivalents	1.0	1.7	1.4	1.7
Weighted-average common shares outstanding, assuming dilution	360.4	361.7	361.1	361.8
Diluted earnings per share	$1.10	$1.14	$2.16	$2.32
Weighted-average anti-dilutive common share equivalents	0.9	0.3	0.5	0.4

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

Acquisition related costs consist of miscellaneous professional service fees and expenses for our recent acquisitions. The Company recognized $161.0 million of acquisition-related costs, including $121.0 million related to amortization for step-up basis intangible assets, that were expensed in the six months ended November 30, 2025. These costs are shown as part of selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

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

During the six months ended November 30, 2025, the Company adjusted its purchase price allocation, which increased goodwill $6.5 million, primarily resulting from the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation. The impact of these changes on previously reported earnings was not material.

In millions
Total purchase price	$4,085.7
Assets Acquired
Cash and cash equivalents	$168.8
Restricted cash	0.0
Interest receivable	0.7
Accounts receivable	26.5
Prepaid income taxes	1.0
Prepaid expenses and other current assets	29.1
Funds held for clients	1,288.2
Property and equipment	27.6
Operating lease right-of-use assets	9.1
Intangible assets (new fair value)	1,776.5
Other long-term assets	1.9
Total assets	$3,329.4
Liabilities Assumed
Current liabilities	$136.8
Client funds obligation	1,288.9
Deferred income taxes	342.4
Other long-term liabilities	69.7
Total Liabilities	$1,837.8
Fair value of purchase consideration	4,085.7
Less: fair value of net assets	1,491.6
Goodwill	$2,594.1

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and present the estimated unaudited pro forma combined results of Paychex and Paycor for three months and six months ended November 30, 2024, as if the acquisition had occurred on June 1, 2023:

	Three months ended	Six months ended
In millions	November 30, 2024	November 30, 2024
Revenues	$1,485.8	$2,971.8
Net income	$332.7	$678.3

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

Note E: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2025	2024	2025	2024
Interest income on corporate investments	$16.5	$15.8	$35.2	$35.7
Other	0.3	(0.7)	5.4	(0.6)
Other income, net	$16.8	$15.1	$40.6	$35.1

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	November 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$337.1	$—	$—	$337.1
AFS securities:
Asset-backed securities	141.4	1.3	(0.0)	142.7
Corporate bonds	2,283.3	22.2	(4.2)	2,301.3
Municipal bonds	950.8	1.2	(26.7)	925.3
U.S. government agency and treasury securities	1,172.1	8.4	(11.2)	1,169.3
Total AFS securities	4,547.6	33.1	(42.1)	4,538.6
Other	33.6	4.5	(0.5)	37.6
Total funds held for clients and corporate investments	$4,918.3	$37.6	$(42.6)	$4,913.3

	May 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,057.8	$—	$—	$1,057.8
AFS securities:
Asset-backed securities	158.3	0.9	(0.0)	159.2
Corporate bonds	1,640.3	10.7	(7.0)	1,644.0
Municipal bonds	1,017.3	0.5	(44.3)	973.5
U.S. government agency and treasury securities	993.2	2.3	(16.7)	978.8
Total AFS securities	3,809.1	14.4	(68.0)	3,755.5
Other	33.1	2.3	(0.9)	34.5
Total funds held for clients and corporate investments	$4,900.0	$16.7	$(68.9)	$4,847.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of November 30, 2025 were commercial paper, U.S. government agency and treasury securities, and money market funds with maturities of 90 days or less.

Included in asset-backed securities as of November 30, 2025 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through November 30, 2025.

Included in corporate bonds as of November 30, 2025 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from December 1, 2025 through November 20, 2035.

Included in municipal bonds as of November 30, 2025 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from December 1, 2025 through August 1, 2032.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	November 30,	May 31,
In millions	2025	2025
Funds held for clients	$4,875.7	$4,813.3
Corporate investments	37.6	34.5
Total funds held for clients and corporate investments	$4,913.3	$4,847.8

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

The Company’s AFS securities reflected net unrealized losses of $9.0 million and $53.6 million as of November 30, 2025 and May 31, 2025, respectively. Included in net unrealized losses as of November 30, 2025 and May 31, 2025, were 489 and 600 AFS securities in an unrealized loss position, representing approximately 41% and 50% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	November 30, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$—	$(0.0)	$2.8	$(0.0)	$2.8
Corporate bonds	(0.6)	198.7	(3.6)	183.7	(4.2)	382.4
Municipal bonds	(2.1)	44.8	(24.6)	825.7	(26.7)	870.5
U.S. government agency and treasury securities	(2.5)	242.7	(8.7)	399.0	(11.2)	641.7
Total	$(5.2)	$486.2	$(36.9)	$1,411.2	$(42.1)	$1,897.4

	May 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$16.4	$(0.0)	$2.8	$(0.0)	$19.2
Corporate bonds	(0.1)	83.2	(6.9)	236.7	(7.0)	319.9
Municipal bonds	(2.2)	48.5	(42.1)	880.1	(44.3)	928.6
U.S. government agency and treasury securities	(0.7)	152.0	(16.0)	531.8	(16.7)	683.8
Total	$(3.0)	$300.1	$(65.0)	$1,651.4	$(68.0)	$1,951.5

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of November 30, 2025 that had gross unrealized losses of $42.1 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of November 30, 2025 and as of May 31, 2025 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the six months ended
	November 30,	November 30,	November 30,	November 30,
In millions	2025	2024	2025	2024
Gross realized gains	$7.1	$0.0	$7.1	$0.0
Gross realized losses	(0.0)	(0.0)	(0.0)	(0.0)
Net realized gains/(losses)	$7.1	$0.0	$7.1	$(0.0)

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2025 are shown below by expected maturity.

	November 30, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$702.0	$696.8
Due after one year through three years	1,918.9	1,899.2
Due after three years through five years	513.8	519.7
Due after five years	1,412.9	1,422.9
Total	$4,547.6	$4,538.6

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	November 30, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$100.0	$—	$100.0	$—
U.S. government agency and treasury securities	725.0	—	725.0	—
Money market securities	8.2	8.2	—	—
Total restricted and unrestricted cash equivalents	$833.2	$8.2	$825.0	$—
AFS securities:
Asset-backed securities	$142.7	$—	$142.7	$—
Corporate bonds	2,301.3	—	2,301.3	—
Municipal bonds	925.3	—	925.3	—
U.S. government agency and treasury securities	1,169.3	—	1,169.3	—
Total AFS securities	$4,538.6	$—	$4,538.6	$—
Other	$37.6	$37.6	$—	$—
Liabilities:
Other long-term liabilities	$37.6	$37.6	$—	$—

	May 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$4.7	$—	$4.7	$—
Municipal bonds	0.4		0.4	—
U.S. government agency and treasury securities	615.5	—	615.5	—
Money market securities	42.8	42.8	—	—
Total restricted and unrestricted cash equivalents	$663.4	$42.8	$620.6	$—
AFS securities:
Asset-backed securities	$159.2	$—	$159.2	$—
Corporate bonds	1,644.0	—	1,644.0	—
Municipal bonds	973.5	—	973.5	—
U.S. government agency and treasury securities	978.8	—	978.8	—
Total AFS securities	$3,755.5	$—	$3,755.5	$—
Other	$34.5	$34.5	$—	$—
Liabilities:
Other long-term liabilities	$34.5	$34.5	$—	$—

In determining the fair value of its assets and liabilities, the Company predominately uses the market approach. Money market securities, which are cash equivalents, are considered Level 1 investments as they are valued based on quoted market prices in active markets. Cash equivalents also include commercial paper, corporate bonds, municipal bonds, and U.S. government agency and treasury securities with original maturities of 90 days or less which are considered Level 2 investments as they are valued based on similar, but not identical, instruments in active markets. AFS securities, including asset-backed securities, corporate bonds, municipal bonds, U.S. government agency securities, and VRDNs, when held by the Company, are included in Level 2 and are valued utilizing inputs obtained from an independent pricing service. To determine the fair value of the Company’s Level 2 AFS securities, the independent pricing service uses a variety of inputs, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, and monthly payment information. The Company has not adjusted the prices obtained from the independent pricing service because it believes that they are appropriately valued.

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

The Company’s long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	November 30, 2025		May 31, 2025
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series A	$399.9	$399.9	$399.8	$398.3
Senior Notes, Series B	399.4	402.3	399.3	395.5
5-Year Fixed Rate Corporate Bonds	1,486.3	1,528.5	1,484.8	1,505.1
7-Year Fixed Rate Corporate Bonds	1,483.9	1,544.1	1,482.7	1,504.9
10-Year Fixed Rate Corporate Bonds	1,182.6	1,243.1	1,181.6	1,201.9
Total long-term borrowings, net of debt issuance costs	$4,952.1	$5,118.0	$4,948.2	$5,005.7

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

Note H: Supplemental Information

Leases: As of November 30, 2025, the Company entered into one lease agreement that had not yet commenced for a term of 7.58 years. This lease will require aggregate lease payments over the term of approximately $14.5 million.

Property and equipment, net of accumulated depreciation: Depreciation expense was $34.8 million and $69.3 million for the three and six months ended November 30, 2025 compared to $29.3 million and $56.5 million for the three and six months ended November 30, 2024.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $74.3 million and $149.1 million for the three and six months ended November 30, 2025 compared to $12.4 million and $24.2 million for the three and six months ended November 30, 2024. During the six months ended November 30, 2025, goodwill related to the acquisition of Paycor increased $6.5 million, primarily due to the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation. Refer to Note D Business Combinations for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the six months ended November 30, 2025 or November 30, 2024.

Short-term financing: Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 3.53% and 3.87% as of November 30, 2025 and May 31, 2025, respectively. The unused amount available under these credit facilities as of November 30, 2025 was approximately $2.0 billion.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2025.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $172.9 million and $165.0 million as of November 30, 2025 and May 31, 2025, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 01, 2025 and February 28, 2027. No amounts were outstanding on these letters of credit as of, or during the six months ended November 30, 2025 and November 30, 2024, or as of May 31, 2025.

Long-term debt: There have been no material changes to the Company's long-term debt agreement or balances subsequent to May 31, 2025. The Company’s long-term debt agreement and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of November 30, 2025.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $5.9 million as of November 30, 2025 and $4.9 million as of May 31, 2025.

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

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Historically, the amounts accrued for these plans have not been material and were not material as of November 30, 2025. The Company also self-insures the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A Description of Business, Basis of Presentation, and Significant Accounting Policies for additional information regarding the Company’s estimated loss exposure under these PEO workers' compensation benefit plans.

The Company maintains insurance, in addition to its purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retentions through its captive insurance company.

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

Note J: Income Taxes

The Company’s effective income tax rate was 24.0% and 23.4% for the three and six months ended November 30, 2025, respectively, compared to 24.0% and 23.6% for the three and six months ended November 30, 2024, respectively. Both periods were impacted by the recognition of discrete tax impacts related to employee stock-based compensation payments.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The most significant provisions applicable to the Company relate to accelerated tax deductions for qualified property and research expenditures. As a result, the Company’s deferred tax liabilities will be impacted in fiscal 2026 by the deductibility of previously capitalized research expenditures and accelerated tax depreciation. The Act is not expected to have a material impact on the Company’s effective tax rate.

Note K: Segment Reporting

Total revenue, net income, and significant expenses used by the chief operating decision maker for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
In millions	2025	2024	2025	2024
Total revenue	$1,557.6	$1,316.9	$3,097.6	$2,635.4

Core business operations:
Compensation-related expenses	525.5	454.4	1,055.5	905.7
PEO direct insurance costs	137.0	130.8	275.6	261.1
Depreciation and amortization	49.1	41.7	97.3	80.7
Other segment items(1)	197.0	151.9	393.5	303.1
Non-core business operations:
Acquisition-related costs(2)	77.1	—	161.9	—
Total expenses	985.7	778.8	1,983.8	1,550.6
Interest expense	(68.5)	(9.5)	(136.7)	(19.1)
Other income, net	16.8	15.1	40.6	35.1
Income before income taxes	520.2	543.7	1,017.7	1,100.8
Income tax expense	124.8	130.3	238.5	260.0
Net income	$395.4	$413.4	$779.2	$840.8

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended November 30, 2025 (the “second quarter”), the six months ended November 30, 2025 (the "six months"), the respective prior year periods ended November 30, 2024 (the “prior year periods”), and our financial condition as of November 30, 2025. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the November 30, 2025 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2025 (“fiscal 2025”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by management of Paychex may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “expect,” “outlook,” “will,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “look forward,” “may,” “possible,” “potential,” “should,” “target,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding the integration of Paycor HCM, Inc. ("Paycor"), operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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
•
risks related to our use of artificial intelligence ("AI") and new technologies in our business;
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
•
our ability to comply with U.S., state, and foreign laws and regulations;
•
our compliance with data privacy and AI laws and regulations;
•
our failure to protect our intellectual property rights;
•
potential outcomes related to pending or future litigation matters;

•
the impact of macroeconomic factors on the U.S. and global economy, and in particular on our small- and medium-sized business clients;
•
volatility in the political, market, and economic environment, including inflation and interest rate changes;
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

Second Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2025	2024	Change(2)	2025	2024	Change(2)
Total service revenue	$1,503.3	$1,280.8	17%	$2,995.7	$2,561.8	17%
Total revenue	$1,557.6	$1,316.9	18%	$3,097.6	$2,635.4	18%
Operating income	$571.9	$538.1	6%	$1,113.8	$1,084.8	3%
Adjusted operating income(1)	$649.0	$538.1	21%	$1,275.7	$1,084.8	18%
Net income	$395.4	$413.4	(4)%	$779.2	$840.8	(7)%
Adjusted net income(1)	$454.6	$411.0	11%	$895.4	$832.2	8%
Diluted earnings per share	$1.10	$1.14	(4)%	$2.16	$2.32	(7)%
Adjusted diluted earnings per share(1)	$1.26	$1.14	11%	$2.48	$2.30	8%
Dividends paid to stockholders	$387.9	$352.8	10%	$777.0	$706.2	10%

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

For further analysis of our results of operations for the second quarter and six months, the prior year periods, and our financial position as of November 30, 2025, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions, except per share amounts	2025	2024	Change(1)	2025	2024	Change(1)
Revenue:
Management Solutions	$1,166.4	$962.9	21%	$2,329.7	$1,924.6	21%
PEO and Insurance Solutions	336.9	317.9	6%	666.0	637.2	5%
Total service revenue	1,503.3	1,280.8	17%	2,995.7	2,561.8	17%
Interest on funds held for clients	54.3	36.1	51%	101.9	73.6	38%
Total revenue	1,557.6	1,316.9	18%	3,097.6	2,635.4	18%
Total expenses	985.7	778.8	27%	1,983.8	1,550.6	28%
Operating income	571.9	538.1	6%	1,113.8	1,084.8	3%
Interest expense	(68.5)	(9.5)	n/m	(136.7)	(19.1)	n/m
Other income, net	16.8	15.1	11%	40.6	35.1	16%
Income before income taxes	520.2	543.7	(4)%	1,017.7	1,100.8	(8)%
Income taxes	124.8	130.3	(4)%	238.5	260.0	(8)%
Effective income tax rate	24.0%	24.0%		23.4%	23.6%
Net income	$395.4	$413.4	(4)%	$779.2	$840.8	(7)%
Diluted earnings per share	$1.10	$1.14	(4)%	$2.16	$2.32	(7)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total revenue increased to $1.6 billion for the second quarter and $3.1 billion for the six months, reflecting increases of 18% over the prior year periods. The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $1.2 billion for the second quarter and $2.3 billion for the six months, reflecting increases of 21% over the prior year periods. Paycor, acquired in April 2025, contributed approximately 17% to Management Solutions revenue growth for the second quarter and six months. Management Solutions revenue increased due to the following:
o
Growth in the number of clients served, primarily driven by the acquisition of Paycor, and client worksite employees for HR Solutions; and
o
Higher revenue per client driven by Paycor's upmarket client base, price realization, and product penetration.

•
PEO and Insurance Solutions revenue: $336.9 million for the second quarter and $666.0 million for the six months, reflecting increases of 6% and 5%, respectively:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $54.3 million for the second quarter and $101.9 million for the six months, reflecting increases of 51% and 38% respectively:
o
Higher average investment balances, resulting from the acquisition of Paycor; and
o
Higher realized gains due to strategic repositioning of our investment portfolio during the second quarter.

We invest in highly liquid, investment-grade fixed income securities. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions	2025	2024	Change(1)	2025	2024	Change(1)
Average investment balances:
Funds held for clients	$5,353.2	$4,252.3	26%	$5,376.6	$4,269.2	26%
Corporate cash equivalents and investments	1,683.1	1,471.4	14%	1,730.0	1,545.6	12%
Total	$7,036.3	$5,723.7	23%	$7,106.6	$5,814.8	22%
Average interest rates earned (exclusive of net realized (losses)/gains):
Funds held for clients	3.5%	3.4%		3.5%	3.4%
Corporate cash equivalents and investments	3.9%	4.3%		4.1%	4.6%
Combined funds held for clients and corporate cash equivalents and investments	3.6%	3.6%		3.7%	3.8%

Total net realized gains/(losses)	$7.1	$0.0		$7.1	$(0.0)

(1) Percentage changes are calculated based on unrounded numbers.

	November 30,	May 31,
$ in millions	2025	2025
Net unrealized losses on available for sale (“AFS”) securities (1)	$(9.0)	$(53.6)
Federal Funds rate (2)	4.00%	4.50%
Total fair value of AFS securities	$4,538.6	$3,755.5
Weighted-average duration of AFS securities in years (3)	3.0	2.2
Weighted-average yield-to-maturity of AFS securities (3)	3.6%	3.3%

(1) The net unrealized loss on our investment portfolio was approximately $15.8 million as of December 17, 2025. Refer to Note F in the Notes to Consolidated Financial Statements and the "Market Risk Factors" caption contained in this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 3.75% to 4.00% as of November 30, 2025 and 4.25% to 4.50% as of May 31, 2025. Effective December 11, 2025, the Federal Reserve decreased the Federal Funds rate to a range of 3.50% to 3.75%.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: Total expenses, which reflects the total combined cost of service revenue and selling, general and administrative expenses, increased 27% to $985.7 million for the second quarter and 28% to $2.0 billion for the six months. The following table summarizes the components of total expenses:

	For the three months ended			For the six months ended
	November 30,			November 30,
In millions	2025	2024	Change(1)	2025	2024	Change(1)
Core business operations:
Compensation-related expenses	$525.5	$454.4	16%	$1,055.5	$905.7	17%
PEO direct insurance costs	137.0	130.8	5%	275.6	261.1	6%
Depreciation and amortization	49.1	41.7	18%	97.3	80.7	21%
Other expenses	197.0	151.9	30%	393.5	303.1	30%
Non-core business operations:
Acquisition-related costs	77.1	—	n/m	161.9	—	n/m
Total expenses	$985.7	$778.8	27%	$1,983.8	$1,550.6	28%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

The changes in total expenses as compared to the prior period were primarily driven by the following factors:

•
Compensation-related expenses: $525.5 million for the second quarter and $1.1 billion for the six months, reflecting increases of 16% and 17% respectively, primarily due to an increase in headcount, driven by the acquisition of Paycor.
•
PEO direct insurance costs: $137.0 million for the second quarter and $275.6 million for the six months, reflecting increases of 5% and 6% respectively, related to growth in average worksite employees and PEO insurance revenues.
•
Depreciation and amortization: $49.1 million for the second quarter and $97.3 million for the six months, reflecting increases of 18% and 21% respectively, primarily due to higher property and equipment balances compared to the prior year period, including an increase in the development and enhancement of our client-facing internal-use software.
•
Other expenses: $197.0 million for the second quarter and $393.5 million for the six months, reflecting increases of 30%, primarily due to higher technology, selling, and marketing investments driven by the acquisition of Paycor and our continued strategic initiatives. The increase also reflects general cost increases to support business growth.
•
Acquisition-related costs: $77.1 million for the second quarter and $161.9 million for the six months, reflecting the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees.

Operating income: Operating income increased 6% to $571.9 million for the second quarter and 3% to $1.1 billion for the six months. Adjusted operating income(1), which excludes acquisition-related costs included in selling, general and administrative expenses, grew 21% to $649.0 million for the second quarter and 18% to $1.3 billion for the six months.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income as a percentage of total revenue) were as follows:

	For the three months ended		For the six months ended
	November 30,		November 30,
	2025	2024	2025	2024
Operating margin	36.7%	40.9%	36.0%	41.2%
Adjusted operating margin (1)	41.7%	40.9%	41.2%	41.2%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

Interest expense: Interest expense increased $59.0 million to $68.5 million for the second quarter and $117.6 million to $136.7 million for the six months, primarily due to the issuance of incremental debt to finance the acquisition of Paycor.

Income taxes: Our effective income tax rate was 24.0% for the second quarter and 23.4% for the six months compared to 24.0% and 23.6%, for the prior year periods respectively. The effective income tax rates in all periods were affected by the recognition of discrete tax impacts related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the six months ended
	November 30,			November 30,
$ in millions, except per share amounts	2025	2024	Change	2025	2024	Change
Operating income	$571.9	$538.1	6%	$1,113.8	$1,084.8	3%
Non-GAAP adjustments:
Acquisition-related costs(1)	77.1	—		161.9	—
Adjusted operating income	$649.0	$538.1	21%	$1,275.7	$1,084.8	18%
Adjusted operating margin	41.7%	40.9%		41.2%	41.2%

Net income	$395.4	$413.4	(4)%	$779.2	$840.8	(7)%
Non-GAAP adjustments:
Acquisition-related costs(1)	77.1	—		161.9	—
Income tax benefit for acquisition-related costs	(18.4)	—		(39.0)	—
Discrete tax shortfall/(windfall) related to employee stock-based compensation payments(2)	0.5	(2.4)		(6.7)	(8.6)
Adjusted net income	$454.6	$411.0	11%	$895.4	$832.2	8%

Diluted earnings per share(3)	$1.10	$1.14	(4)%	$2.16	$2.32	(7)%
Non-GAAP adjustments:
Acquisition-related costs(1)	0.21	—		0.45	—
Income tax benefit for acquisition-related costs	(0.05)	—		(0.11)	—
Discrete tax shortfall/(windfall) related to employee stock-based compensation payments(2)	0.00	(0.01)		(0.02)	(0.02)
Adjusted diluted earnings per share	$1.26	$1.14	11%	$2.48	$2.30	8%

Net income	$395.4	$413.4	(4)%	$779.2	$840.8	(7)%
Non-GAAP adjustments:
Interest expense	68.5	9.5		136.7	19.1
Interest income on corporate investments	(16.5)	(15.8)		(35.2)	(35.7)
Income taxes	124.8	130.3		238.5	260.0
Depreciation and amortization expense	109.1	41.7		218.4	80.7
EBITDA	$681.3	$579.1	18%	$1,337.6	$1,164.9	15%
Non-GAAP adjustments:
Acquisition-related costs(1)	17.1	—		40.9	—
Adjusted EBITDA	$698.4	$579.1	21%	$1,378.5	$1,164.9	18%

(1)
Acquisition-related costs included in selling, general and administrative expenses include (i) $60.0 million for the second quarter and $121.0 million for the six months in amortization of intangibles acquired in the acquisition of Paycor, (ii) $13.2 million for the second quarter and $31.9 million for the six months in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance and retention bonuses, and (iii) $3.9 million for the second quarter and $9.0 million for the six months in other acquisition-related costs, primarily reflecting professional service fees.

(2)
Net tax shortfall/(windfall) related to employee stock-based compensation payments recognized in income taxes. This item is subject to volatility and will vary based on employee decisions on exercising employee stock options and fluctuations in our stock price, neither of which is within the control of management.
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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of November 30, 2025 remained strong with cash, restricted cash, and total corporate investments of $1.6 billion. Short-term borrowings of $18.2 million and long-term borrowings of $5.0 billion were outstanding as of November 30, 2025. Our unused capacity under our unsecured credit facilities was approximately $2.0 billion as of November 30, 2025. Our primary source of cash is our ongoing operations, which was $1.2 billion for the six months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of November 30, 2025, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, acquisitions and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of November 30, 2025 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

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

Details of our credit facilities as of November 30, 2025 were as follows:

		Maximum	November 30, 2025
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$-	$1,000.0
JPM	September 17, 2026	$750.0	-	750.0
PNC Bank, National Association (“PNC”)	February 6, 2026	$250.0	18.2	231.8
Total Lines of Credit Outstanding and Available			$18.2	$1,981.8

Amounts outstanding under the PNC credit facility as of November 30, 2025 remain outstanding as of the date of this report.

Details of borrowings under each credit facility during the second quarter were as follows:

	For the three months ended November 30, 2025
	Credit Facility
	$1 Billion	$750 Million	$250 Million
$ in millions	JPM	JPM	PNC
Number of days borrowed	3	—	91
Maximum amount borrowed	$210.0	$—	$243.4
Weighted-average amount borrowed	159.2	—	31.3
Weighted-average interest rate	7.05%	—%	4.48%

We primarily use short-term borrowings to settle client fund obligations, rather than liquidating previously collected client funds invested in our long-term AFS investment portfolio.

Subsequent to November 30, 2025, we borrowed one time on an overnight basis, $595.0 million under our PNC and JPM credit facilities.

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

Letters of credit: As of November 30, 2025, we had irrevocable standby letters of credit available totaling $172.9 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between December 01, 2025 and February 28, 2027. No amounts were outstanding on these letters of credit during the second quarter or as of November 30, 2025.

Long-term financing: We have borrowed $0.8 billion through the issuance of long-term private placement debt (“Senior Notes”) and $4.2 billion through the issuance of three fixed rate corporate bonds ("Corporate Bonds"). The following is information on each of our long-term financing arrangements related to future cash commitments:

	Senior Notes		Corporate Bonds
$ in billions	Series A	Series B	5-year	7-year	10-year
Principal amount	$0.4	$0.4	$1.5	$1.5	$1.2
Principal payment date	March 13, 2026	March 13, 2029	April 15, 2030	April 15, 2032	April 15, 2035
Fixed interest rate	4.07%	4.25%	5.10%	5.35%	5.60%
Interest payment dates in arrears	March and September	March and September	April and October	April and October	April and October

Refer to Note N of the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2025 for further discussion on our long-term financing.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $5.9 million of capital assets as of November 30, 2025. In addition, we are involved in six limited partnership agreements to contribute a maximum of $37.5 million to venture capital funds. As of November 30, 2025, we have contributed approximately $32.1 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Historically, the amounts accrued for these plans have not been material and were not material as of November 30, 2025. We also self-insure the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding our estimated loss exposure under these PEO workers' compensation benefit plans.

We also maintain corporate insurance coverage, in addition to our purchased primary insurance policies, for gap coverage for employment practices liability, errors and omissions, warranty liability, theft and embezzlement, cyber threats, and acts of terrorism, as well as capacity for deductibles and self-insured retention through our captive insurance company.

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

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and worksite-employee ("WSE") accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and our month-end close, and (2) the timing of when cash is collected from the client and when it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
•
Client fund obligations: Client fund obligations liability will vary based on the timing of when cash is collected from the clients and when it is remitted to employees of the clients utilizing employee payment services or to applicable tax or regulatory agencies for payroll tax administration services. Collections from clients are typically remitted from one to 30 days after receipt, with some items extending to 90 days. Fluctuations in client fund obligations impact financing activities.

Summarized operating, investing, and financing cash flow information for the six months and the prior period:

	For the six months ended
	November 30,
In millions	2025	2024	Change
Net cash provided by operating activities	$1,163.3	$841.1	$322.2
Net cash used in investing activities	(926.4)	(302.7)	(623.7)
Net cash used in financing activities	(1,097.8)	(776.4)	(321.4)
Net change in cash, restricted cash, and equivalents	$(860.9)	$(238.0)	$(622.9)

Cash dividends per common share	$2.16	$1.96

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
•
Net increase in refunds owed to our clients and other cash collections related to tax benefits; and
•
Net increase in accrued income taxes due to the timing of estimated tax payments as compared to the accrual of income tax expense; offset by
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2025 year-end bonuses.

Fiscal 2025

•
Net income, adjusted for non-cash items including depreciation and amortization, benefit from deferred taxes and stock-based compensation, attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Net increase in accrued income taxes due to the timing of estimated tax payments as compared to the accrual of income tax expense;
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; and
•
A net decrease in accrued corporate compensation primarily due to the settlement of fiscal 2024 year-end bonuses.

Investing Cash Flow Activities

Fiscal 2026

•
Net purchases of AFS securities related to investment in our long-term portfolio;
•
Cash used to develop and enhance our client facing internal-use software and the acquisition of third-party customer lists; and
•
Net purchases of short-term accounts receivable and an increase in our funding to existing clients.

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

Financing Cash Flow Activities

Fiscal 2026

•
Cumulative dividends paid at $2.16 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and
•
Cash used to repurchase 2.1 million shares of our common stock at a weighted average price of $134.43 per share during the six months. All repurchased shares were retired upon acquisition.

Fiscal 2025

•
Cumulative dividends paid at $1.96 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of the Board; and
•
Cash used to repurchase 0.8 million shares of our common stock at a weighted average price of $125.50 per share during the six months. All repurchases were retired upon acquisition; offset by
•
Increase in client fund obligations related to the timing of collections and remittances of client funds.

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

During the six months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.7% compared to 3.8% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of November 30, 2025 had an average duration of 3.0 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of November 30, 2025 are shown below by expected maturity.

	November 30, 2025
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$702.0	$696.8
Due after one year through three years	1,918.9	1,899.2
Due after three years through five years	513.8	519.7
Due after five years	1,412.9	1,422.9
Total	$4,547.6	$4,538.6

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of November 30, 2025, the Federal Funds rate was in the range of 3.75% to 4.00%. Effective December 11, 2025, the Federal Reserve decreased the Federal Funds rate to a range of 3.50% to 3.75%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized losses of $9.0 million as of November 30, 2025 and $53.6 million as of May 31, 2025. During the six months, the net unrealized gain or loss on our investment portfolios ranged from net unrealized gain of $2.3 million to a net unrealized loss of $63.8 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $15.8 million as of December 17, 2025.

As of November 30, 2025 and May 31, 2025, we had $4.5 billion and $3.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.6% as of November 30, 2025 and 3.3% as of May 31, 2025. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of November 30, 2025, would be in a range of approximately $30.0 million to $35.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our recurring credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of November 30, 2025 were not impaired as a result of the previously discussed reasons. While $1.9 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $42.1 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of November 30, 2025 and May 31, 2025 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of November 30, 2025.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of November 30, 2025, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended November 30, 2025. Based on such evaluation there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended November 30, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a program to repurchase up to $400.0 million of the Company’s common stock with authorization that expires on May 31, 2027. The purpose of this program is to manage common stock dilution. Shares repurchased under this program during the second quarter were as follows:

In millions, except per share amounts	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs

September 1, 2025 - September 30, 2025	$—	$—	$—	$135.9
October 1, 2025 - October 31, 2025	1.0	122.54	126.5	$9.4
November 1, 2025 - November 30, 2025	—	—	—	$9.4
Total for the period	1.0	$122.54	$126.5	$9.4

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

PAYCHEX, INC.

Date:	December 22, 2025	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	December 22, 2025	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	December 22, 2025	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)