Form 10-Q
period 2026-02-28
PAYCHEX INC
filed 2026-03-26
CIK 723531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________

FORM 10-Q

_________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

As of February 28, 2026, 358,290,881 shares of the registrant’s common stock, $.01 par value, were outstanding.

PAYCHEX, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

In millions, except per share amounts

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2026	2025	2026	2025
Revenue:
Management Solutions	$1,354.6	$1,100.7	$3,684.3	$3,025.3
PEO and Insurance Solutions	397.5	365.4	1,063.5	1,002.6
Total service revenue	1,752.1	1,466.1	4,747.8	4,027.9
Interest on funds held for clients	56.8	42.9	158.7	116.5
Total revenue	1,808.9	1,509.0	4,906.5	4,144.4
Expenses:
Cost of service revenue	431.2	387.4	1,257.2	1,146.5
Selling, general and administrative expenses	585.7	429.8	1,743.5	1,221.3
Total expenses	1,016.9	817.2	3,000.7	2,367.8
Operating income	792.0	691.8	1,905.8	1,776.6
Interest expense	(68.1)	(22.6)	(204.8)	(41.7)
Other income, net	15.1	16.6	55.7	51.7
Income before income taxes	739.0	685.8	1,756.7	1,786.6
Income taxes	178.7	166.5	417.2	426.5
Net income	$560.3	$519.3	$1,339.5	$1,360.1

Other comprehensive income, net of tax	14.9	2.3	51.0	55.5
Comprehensive income	$575.2	$521.6	$1,390.5	$1,415.6

Basic earnings per share	$1.56	$1.44	$3.73	$3.78
Diluted earnings per share	$1.56	$1.43	$3.71	$3.76
Weighted-average common shares outstanding	358.7	360.1	359.4	360.1
Weighted-average common shares outstanding, assuming dilution	359.5	362.0	360.6	361.9

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In millions, except per share amounts

	February 28,	May 31,
	2026	2025
Assets
Cash and cash equivalents	$1,742.5	$1,628.6
Restricted cash	49.8	47.9
Corporate investments	38.1	34.5
Interest receivable	37.0	27.9
Accounts receivable, net of allowance for credit losses	1,435.0	1,330.5
PEO unbilled receivables, net of advance collections	598.8	616.6
Prepaid income taxes	37.7	38.9
Prepaid expenses and other current assets	378.2	378.3
Current assets before funds held for clients	4,317.1	4,103.2
Funds held for clients	5,610.9	4,813.3
Total current assets	9,928.0	8,916.5
Property and equipment, net of accumulated depreciation	569.2	511.5
Operating lease right-of-use assets, net of accumulated amortization	69.8	63.8
Intangible assets, net of accumulated amortization	1,748.2	1,947.3
Goodwill	4,526.6	4,514.1
Long-term deferred costs	530.0	482.4
Other long-term assets	139.6	128.5
Total assets	$17,511.4	$16,564.1
Liabilities
Accounts payable	$132.4	$129.8
Accrued corporate compensation and related items	176.7	183.9
Accrued worksite employee compensation and related items	824.6	735.8
Short-term borrowings	—	18.6
Accrued income taxes	62.5	—
Long-term debt, net, current portion	400.0	399.8
Deferred revenue	70.3	69.4
Other current liabilities	609.0	552.0
Current liabilities before client fund obligations	2,275.5	2,089.3
Client fund obligations	5,603.6	4,867.0
Total current liabilities	7,879.1	6,956.3
Accrued income taxes	136.6	119.0
Deferred income taxes	553.5	444.7
Long-term borrowings, net of debt issuance costs	4,554.1	4,548.4
Operating lease liabilities	59.3	55.5
Other long-term liabilities	315.2	312.2
Total liabilities	13,497.8	12,436.1
Commitments and contingencies — Note I
Stockholders’ equity
Common stock, $0.01 par value; Authorized: 600.0 shares; Issued and outstanding: 358.3 shares as of February 28, 2026 and 360.5 shares as of May 31, 2025	3.6	3.6
Additional paid-in capital	1,965.4	1,901.1
Retained earnings	2,047.3	2,277.0
Accumulated other comprehensive loss	(2.7)	(53.7)
Total stockholders’ equity	4,013.6	4,128.0
Total liabilities and stockholders’ equity	$17,511.4	$16,564.1

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

In millions, except per share amounts

	For the nine months ended February 28, 2026
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized (loss)/gain on AFS securities	Cash flow hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2025	360.5	$3.6	$1,901.1	$2,277.0	$(38.5)	$—	$(15.2)	$(53.7)	$4,128.0
Net income	—	—	—	1,339.5	—	—	—	—	1,339.5
Unrealized gains on securities, net of $17.3 million in tax expense	—	—	—	—	51.0	—	—	51.0	51.0
Reclassification adjustment for realized gains on securities, net of $1.9 million in tax expense (1)	—	—	—	—	(5.5)	—	—	(5.5)	(5.5)
Cash dividends declared ($3.24 per share)	—	—	—	(1,165.0)	—	—	—	—	(1,165.0)
Repurchases of common shares (2)	(2.9)	(0.0)	(13.9)	(347.7)	—	—	—	—	(361.6)
Stock-based compensation costs	—	—	75.4	—	—	—	—	—	75.4
Foreign currency translation adjustment	—	—	—	—	—	—	5.5	5.5	5.5
Activity related to equity-based plans	0.7	0.0	2.8	(56.5)	—	—	—	—	(53.7)
Balance as of February 28, 2026	358.3	$3.6	$1,965.4	$2,047.3	$7.0	$—	$(9.7)	$(2.7)	$4,013.6

	For the three months ended February 28, 2026
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized (loss)/gain on AFS securities	Cash flow hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of November 30, 2025	359.0	$3.6	$1,944.1	$1,950.0	$(5.3)	$—	$(12.3)	$(17.6)	$3,880.1
Net income	—	—	—	560.3	—	—	—	—	560.3
Unrealized gains on securities, net of $4.1 million in tax expense	—	—	—	—	12.5	—	—	12.5	12.5
Reclassification adjustment for realized gains on securities, net of $0.1 million in tax expense (1)	—	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Cash dividends declared ($1.08 per share)	—	—	—	(388.0)	—	—	—	—	(388.0)
Repurchases of common shares (2)	(0.8)	(0.0)	(3.7)	(71.3)	—	—	—	—	(75.0)
Stock-based compensation costs	—	—	23.1	—	—	—	—	—	23.1
Foreign currency translation adjustment	—	—	—	—	—	—	2.6	2.6	2.6
Activity related to equity-based plans	0.1	0.0	1.9	(3.7)	—	—	—	—	(1.8)
Balance as of February 28, 2026	358.3	$3.6	$1,965.4	$2,047.3	$7.0	$—	$(9.7)	$(2.7)	$4,013.6

(1)
Reclassification adjustments to earnings on the sale of available-for-sale ("AFS") securities are reflected in interest on funds held for clients and other income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock with authorization that expired on January 16, 2026, at which time $9.4 million of unused repurchase authorization expired. On January 16, 2026, the Company's Board approved a program to repurchase up to an additional $1.0 billion of its common stock with no expiration date. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

	For the nine months ended February 28, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash flow hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of May 31, 2024	360.1	$3.6	$1,729.5	$2,213.0	$(120.7)	$—	$(24.4)	$(145.1)	$3,801.0
Net income	—	—	—	1,360.1	—	—	—	—	1,360.1
Unrealized gains/(losses), net of $23.2 million in tax expense	—	—	—	—	70.9	(15.9)	—	55.0	55.0
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	7.3	—	7.6	7.6
Cash dividends declared ($2.94 per share)	—	—	—	(1,058.9)	—	—	—	—	(1,058.9)
Repurchases of common shares, including excise taxes of $0.5 million (2)	(0.8)	(0.0)	(4.0)	(100.5)	—	—	—	—	(104.5)
Stock-based compensation costs	—	—	50.5	—	—	—	—	—	50.5
Foreign currency translation adjustment	—	—	—	—	—	—	(7.1)	(7.1)	(7.1)
Activity related to equity-based plans	0.9	0.0	38.8	(25.9)	—	—	—	—	12.9
Balance as of February 28, 2025	360.2	$3.6	$1,814.8	$2,387.8	$(49.5)	$(8.6)	$(31.5)	$(89.6)	$4,116.6

	For the three months ended February 28, 2025
	Common stock				Accumulated other comprehensive loss
	Shares	Amount	Additional paid-in capital	Retained earnings	Net unrealized loss on AFS securities	Cash flow hedges	Foreign currency translation	Total accumulated comprehensive loss	Total
Balance as of November 30, 2024	360.1	$3.6	$1,789.4	$2,224.6	$(63.1)	$—	$(28.8)	$(91.9)	$3,925.7
Net income	—	—	—	519.3	—	—	—	—	519.3
Unrealized gains/(losses), net of $4.3 million in tax expense	—	—	—	—	13.3	(15.9)	—	(2.6)	(2.6)
Reclassification adjustment to earnings, net of $0.1 million in tax benefit (1)	—	—	—	—	0.3	7.3	—	7.6	7.6
Cash dividends declared ($0.98 per share)	—	—	—	(353.2)	—	—	—	—	(353.2)
Repurchases of common shares, including excise taxes of $0.0 million(2)	—	—	—	—	—	—	—	—	—
Stock-based compensation costs	—	—	17.6	—	—	—	—	—	17.6
Foreign currency translation adjustment	—	—	—	—	—	—	(2.7)	(2.7)	(2.7)
Activity related to equity-based plans	0.1	0.0	7.8	(2.9)	—	—	—	—	4.9
Balance as of February 28, 2025	360.2	$3.6	$1,814.8	$2,387.8	$(49.5)	$(8.6)	$(31.5)	$(89.6)	$4,116.6

(1)
Reclassification adjustments to earnings on the sale of AFS securities are reflected in interest on funds held for clients and other income, net on the Consolidated Statements of Income and Comprehensive Income.
(2)
The Company maintained a program to repurchase up to $400.0 million of its common stock with authorization that expired on January 16, 2026, at which time $9.4 million of unused repurchase authorization expired. On January 16, 2026, the Company's Board approved a program to repurchase up to an additional $1.0 billion of its common stock with no expiration date. The purpose of this program is to manage common stock dilution. All shares of common stock repurchased were retired.

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

In millions

	For the nine months ended
	February 28,
	2026	2025
Operating activities
Net income	$1,339.5	$1,360.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	329.4	123.8
Amortization of premiums and discounts on AFS securities and long-term debt, net	(5.7)	5.1
Amortization of deferred contract costs	184.6	176.6
Stock-based compensation costs	75.4	50.5
Provision on/(benefit from) deferred income taxes	99.0	(16.1)
Provision for credit losses	29.1	17.6
Net realized (gains)/losses on sales of AFS securities	(7.4)	0.4
Premiums paid on cash flow hedges	—	(19.2)
Changes in operating assets and liabilities:
Interest receivable	(9.1)	0.7
Accounts receivable and PEO unbilled receivables, net	(67.1)	(99.9)
Prepaid expenses and other current assets	12.5	2.3
Accounts payable and other current liabilities	232.0	107.8
Deferred costs	(244.7)	(173.7)
Net change in other long-term assets and liabilities	9.8	25.4
Net change in operating lease right-of-use assets and liabilities	(1.5)	(4.3)
Net cash provided by operating activities	1,975.8	1,557.1
Investing activities
Purchases of AFS securities	(10,699.4)	(8,473.2)
Proceeds from sales and maturities of AFS securities	10,054.1	8,500.4
Net purchases of short-term accounts receivable	(85.3)	(153.3)
Purchases of property and equipment	(169.0)	(131.3)
Acquisition of businesses, net of cash acquired	(0.4)	—
Purchases of other assets, net	(25.0)	(24.3)
Net cash used in investing activities	(925.0)	(281.7)
Financing activities
Net change in client fund obligations	736.6	383.1
Net change in short-term borrowings	(18.8)	—
Dividends paid	(1,165.0)	(1,059.2)
Repurchases of common shares	(361.6)	(104.5)
Debt issuance fees	—	(11.4)
Activity related to equity-based plans	(53.7)	12.9
Net cash used in financing activities	(862.5)	(779.1)
Net change in cash, restricted cash, and equivalents	188.3	496.3
Cash, restricted cash, and equivalents, beginning of period	2,734.3	1,897.0
Cash, restricted cash, and equivalents, end of period	$2,922.6	$2,393.3

Reconciliation of cash, restricted cash, and equivalents

Cash and cash equivalents	$1,742.5	$1,563.8
Restricted cash	49.8	49.1
Restricted cash and restricted cash equivalents included in funds held for clients	1,130.3	780.4
Total cash, restricted cash, and equivalents	$2,922.6	$2,393.3

See Notes to Consolidated Financial Statements.

PAYCHEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2026

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

Basis of presentation: The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q ("Form 10-Q") and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statement presentation. The consolidated financial statements include the consolidated accounts of the Company with all intercompany transactions eliminated. Certain disclosures are reported as zero balances due to rounding. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair statement of the results for the interim period. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended May 31, 2025 (“fiscal 2025”). Operating results and cash flows for the nine months ended February 28, 2026 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending May 31, 2026 (“fiscal 2026”).

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

Accounts receivable, net of allowance for credit losses: Accounts receivable balances are shown on the Consolidated Balance Sheets net of the allowance for credit losses as follows:

	February 28,	May 31,
In millions	2026	2025
Trade receivables	$273.4	$205.4
Purchased receivables	1,199.8	1,151.1
Total accounts receivable, gross	1,473.2	1,356.5
Less: Allowance for credit losses	38.2	26.0
Accounts receivable, net of allowance for credit losses	$1,435.0	$1,330.5

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

Allowance for credit losses activity related to accounts receivables are as follows:

	Three months ended February 28,		Nine months ended February 28,
In millions	2026	2025	2026	2025
Balance, beginning of period	$27.0	$25.1	$26.0	$21.3
Provision for credit losses	16.9	5.2	29.1	17.6
Write-offs and recoveries	(5.7)	(6.5)	(16.9)	(15.1)
Balance, end of period	$38.2	$23.8	$38.2	$23.8

No single client had a material impact on total accounts receivable as of February 28, 2026 and May 31, 2025 or service revenue and results of operations for the three and nine months ended February 28, 2026 and February 28, 2025.

Professional Employer Organization (“PEO”) unbilled receivables, net of advance collections: PEO unbilled receivables, including estimated revenues, offset by advance collections from clients, are recorded as PEO unbilled receivables, net of advance collections on the Company’s Consolidated Balance Sheets. As of February 28, 2026 and May 31, 2025, advance collections were $3.0 million and $1.8 million, respectively.

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

As of February 28, 2026 and May 31, 2025, the Company recorded current liabilities of $86.3 million and $80.4 million, respectively, and long-term liabilities of $155.8 million and $156.4 million, respectively, on its Consolidated Balance Sheets for workers’ compensation insurance reserves. The amounts were recorded in other current liabilities and other long-term liabilities on the Company's Consolidated Balance Sheets.

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

Stock-based compensation costs: The Company has issued stock-based awards to employees and members of its Board of Directors (the “Board”) consisting of stock options, restricted stock units, and restricted stock awards. The Company accounts for all stock-based awards to employees and members of the Board as compensation costs in the consolidated financial statements based on their fair values measured as of the date of grant. These costs are recognized over the requisite service period. Stock-based compensation costs recognized were $23.1 million and $75.4 million for the three and nine months ended February 28, 2026, respectively, compared with $17.6 million and $50.5 million for the three and nine months ended February 28, 2025, respectively.

Recently adopted accounting pronouncements: There were no recently adopted accounting pronouncements during the nine months ended February 28, 2026 that had a material impact on the Company's consolidated financial statements or disclosures.

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

PEO and Insurance Solutions Revenue

PEO Solutions are sold through the Company’s registered and licensed subsidiaries and offer businesses HCM and HR solutions. The Company serves as a co-employer of its clients’ employees, offers health and benefit insurance coverage to client employees, and assumes the risks and rewards of workers’ compensation insurance and certain health insurance offerings. PEO Solutions revenue is recognized over time as the services are performed and the client simultaneously receives and controls the benefits from these services. PEO Solutions revenue is reported net of certain pass-through costs billed and incurred, which include payroll wages, payroll taxes, including federal and state unemployment insurance, and health insurance premiums on guaranteed cost benefit plans. For workers’ compensation and health insurance plans where the Company retains risk, revenues and costs are recorded on a gross basis.

PEO pass-through costs netted within the PEO and Insurance Solutions revenue were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Payroll wages and payroll taxes	$8,587.8	$7,783.0	$23,638.5	$21,836.6
State unemployment insurance (included in payroll wages and payroll taxes)	$88.6	$81.5	$134.7	$127.9
Guaranteed cost benefit plans	$193.8	$172.6	$547.2	$505.9

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

Changes in deferred revenue related to material rights that exceed one year were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Balance, beginning of period	$90.5	$74.0	$92.4	$74.9
Deferral of revenue	15.6	11.5	41.5	29.1
Recognition of unearned revenue	(13.8)	(9.9)	(41.6)	(28.4)
Balance, end of period	$92.3	$75.6	$92.3	$75.6

Deferred revenue related to material rights is reported in the deferred revenue and other long-term liabilities line items on the Company’s Consolidated Balance Sheets. As of February 28, 2026, the Company expects to recognize deferred revenue related to these material rights for the remainder of fiscal 2026 and subsequent fiscal years as follows:

In millions	Estimated
Year ending May 31,	recognition of unearned revenue
2026	$13.0
2027	42.1
Thereafter	37.2
Total recognition of unearned revenue	$92.3

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

The Company regularly reviews its deferred costs for potential impairment and did not recognize an impairment loss during the nine months ended February 28, 2026 or February 28, 2025.

Changes in deferred costs to obtain and fulfill contracts were as follows:

Costs to obtain contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Balance, beginning of period	$612.0	$600.7	$609.0	$609.4
Capitalization of costs	74.4	59.0	183.4	154.2
Amortization	(54.0)	(52.6)	(160.0)	(156.5)
Balance, end of period	$632.4	$607.1	$632.4	$607.1

Costs to fulfill contracts:
	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Balance, beginning of period	$110.8	$75.8	$87.0	$76.6
Capitalization of costs	21.7	6.9	61.3	19.5
Amortization	(8.8)	(6.7)	(24.6)	(20.1)
Balance, end of period	$123.7	$76.0	$123.7	$76.0

Note C: Basic and Diluted Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions, except per share amounts	2026	2025	2026	2025
Basic earnings per share:
Net income	$560.3	$519.3	$1,339.5	$1,360.1
Weighted-average common shares outstanding	358.7	360.1	359.4	360.1
Basic earnings per share	$1.56	$1.44	$3.73	$3.78
Diluted earnings per share:
Net income	$560.3	$519.3	$1,339.5	$1,360.1
Weighted-average common shares outstanding	358.7	360.1	359.4	360.1
Dilutive effect of common share equivalents	0.8	1.9	1.2	1.8
Weighted-average common shares outstanding, assuming dilution	359.5	362.0	360.6	361.9
Diluted earnings per share	$1.56	$1.43	$3.71	$3.76
Weighted-average anti-dilutive common share equivalents	2.2	0.0	1.1	0.3

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

Acquisition related costs consist of miscellaneous professional service fees and expenses for the Company's recent acquisitions. The Company recognized $232.1 million of acquisition-related costs, including $181.5 million related to amortization for step-up basis intangible assets, that were expensed during the nine months ended February 28, 2026. These costs are shown as part of selling, general and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

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

During the nine months ended February 28, 2026, the Company adjusted its purchase price allocation, which increased goodwill $3.4 million, primarily resulting from the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation, offset by a reduction due to a change in deferred tax liability of $3.9 million related to return-to-provision adjustments from the predecessor's final tax return. The impact of these changes on previously reported earnings was not material.

In millions
Total purchase price	$4,085.7
Assets Acquired
Cash and cash equivalents	$168.8
Restricted cash	0.0
Interest receivable	0.7
Accounts receivable	26.5
Prepaid income taxes	1.0
Prepaid expenses and other current assets	28.7
Funds held for clients	1,288.2
Property and equipment	27.6
Operating lease right-of-use assets	9.1
Intangible assets (new fair value)	1,776.5
Other long-term assets	1.9
Total assets	$3,329.0
Liabilities Assumed
Current liabilities	$137.3
Client funds obligation	1,288.9
Deferred income taxes	338.5
Other long-term liabilities	69.7
Total Liabilities	$1,834.4
Fair value of purchase consideration	4,085.7
Less: fair value of net assets	1,494.6
Goodwill	$2,591.1

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations are provided for illustrative purposes only and present the estimated unaudited pro forma combined results of Paychex and Paycor for three months and nine months ended February 28, 2025, as if the acquisition had occurred on June 1, 2023:

	Three months ended	Nine months ended
In millions	February 28, 2025	February 28, 2025
Revenues	$1,720.4	$4,692.2
Net income	$467.4	$1,145.7

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

Note E: Other Income, Net

Other income, net, consisted of the following items:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Interest income on corporate investments	$15.2	$16.6	$50.4	$52.3
Other	(0.1)	(0.0)	5.3	(0.6)
Other income, net	$15.1	$16.6	$55.7	$51.7

Note F: Funds Held for Clients and Corporate Investments

Funds held for clients and corporate investments were as follows:

	February 28, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,130.3	$—	$—	$1,130.3
AFS securities:
Asset-backed securities	125.5	1.4	—	126.9
Corporate bonds	2,286.5	25.0	(3.1)	2,308.4
Municipal bonds	889.1	1.5	(20.7)	869.9
U.S. government agency and treasury securities	1,172.3	10.7	(7.6)	1,175.4
Variable rate demand notes	0.2	—	—	0.2
Total AFS securities	4,473.6	38.6	(31.4)	4,480.8
Other	34.4	4.1	(0.6)	37.9
Total funds held for clients and corporate investments	$5,638.3	$42.7	$(32.0)	$5,649.0

	May 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
In millions	cost	gains	losses	value
Type of issue:
Funds held for clients' money market securities and other restricted cash equivalents	$1,057.8	$—	$—	$1,057.8
AFS securities:
Asset-backed securities	158.3	0.9	(0.0)	159.2
Corporate bonds	1,640.3	10.7	(7.0)	1,644.0
Municipal bonds	1,017.3	0.5	(44.3)	973.5
U.S. government agency and treasury securities	993.2	2.3	(16.7)	978.8
Total AFS securities	3,809.1	14.4	(68.0)	3,755.5
Other	33.1	2.3	(0.9)	34.5
Total funds held for clients and corporate investments	$4,900.0	$16.7	$(68.9)	$4,847.8

Included in funds held for clients' money market securities and other restricted cash equivalents as of February 28, 2026 were commercial paper, corporate bonds, municipal bonds, U.S. government agency and treasury securities, and money market funds with maturities of 90 days or less.

Included in asset-backed securities as of February 28, 2026 were investment-grade securities primarily collateralized by fixed-rate auto loans and credit card receivables and all have credit ratings of AAA. The primary risk associated with these securities is the collection of the underlying receivables. Collateral on these asset-backed securities has performed as expected through February 28, 2026.

Included in corporate bonds as of February 28, 2026 were investment-grade securities covering a wide range of issuers, industries, and sectors primarily carrying credit ratings of A or better and having maturities ranging from March 1, 2026 through November 20, 2035.

Included in municipal bonds as of February 28, 2026 were general obligation bonds and revenue bonds primarily carrying credit ratings of AA or better and have maturities ranging from March 1, 2026 through August 1, 2032.

A substantial portion of the Company's portfolios are invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities.

The classification of funds held for clients and corporate investments on the Consolidated Balance Sheets was as follows:

	February 28,	May 31,
In millions	2026	2025
Funds held for clients	$5,610.9	$4,813.3
Corporate investments	38.1	34.5
Total funds held for clients and corporate investments	$5,649.0	$4,847.8

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

The Company’s AFS securities reflected net unrealized gains of $7.2 million as of February 28, 2026 and net unrealized losses of $53.6 million as of May 31, 2025. Included in net unrealized gains as of February 28, 2026 and net unrealized losses as of May 31, 2025, were 415 and 600 AFS securities in an unrealized loss position, representing approximately 37% and 50% of the total securities held, respectively.

AFS securities in an unrealized loss position for which a credit loss has not been recognized were as follows:

	February 28, 2026
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$—	$—	$—	$—	$—	$—
Corporate bonds	(0.5)	157.6	(2.6)	143.7	(3.1)	301.3
Municipal bonds	(1.8)	45.1	(18.9)	740.6	(20.7)	785.7
U.S. government agency and treasury securities	(1.2)	161.4	(6.4)	374.5	(7.6)	535.9
Total	$(3.5)	$364.1	$(27.9)	$1,258.8	$(31.4)	$1,622.9

	May 31, 2025
	Securities in an unrealized loss position for less than twelve months		Securities in an unrealized loss position for more than twelve months		Total
	Gross		Gross		Gross
	unrealized	Fair	unrealized	Fair	unrealized	Fair
In millions	losses	value	losses	value	losses	value
Type of issue:
Asset-backed securities	$(0.0)	$16.4	$(0.0)	$2.8	$(0.0)	$19.2
Corporate bonds	(0.1)	83.2	(6.9)	236.7	(7.0)	319.9
Municipal bonds	(2.2)	48.5	(42.1)	880.1	(44.3)	928.6
U.S. government agency and treasury securities	(0.7)	152.0	(16.0)	531.8	(16.7)	683.8
Total	$(3.0)	$300.1	$(65.0)	$1,651.4	$(68.0)	$1,951.5

The Company regularly reviews its investment portfolios to determine if any investment is impaired due to changes in credit risk or other potential valuation concerns. The Company believes the investments held as of February 28, 2026 that had gross unrealized losses of $31.4 million were not impaired due to credit risk or other valuation concerns, and the Company was not required to record a credit loss or an allowance for credit losses on its AFS securities. The Company believes it is probable that the principal and interest will be collected in accordance with contractual terms and that the unrealized losses on these securities were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the securities in an unrealized loss position as of February 28, 2026 and as of May 31, 2025 held an AA rating or better. The Company does not intend to sell these investments until the recovery of their amortized cost basis or maturity and further believes that it is not more-likely-than-not that it will be required to sell these investments prior to that time. The Company’s assessment that an investment is not impaired due to credit risk or other valuation concerns could change in the future due to new developments or changes in the Company’s strategies or assumptions related to any particular investment.

Realized gains and losses on the sale of AFS securities are determined by specific identification of the cost basis of each security. On the Consolidated Statements of Income and Comprehensive Income, realized gains and losses from the funds held for clients portfolio and corporate investments portfolio are included in interest on funds held for clients and other income, net, respectively.

Realized gains and losses from the sale of AFS securities were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Gross realized gains	$0.3	$0.0	$7.4	$0.0
Gross realized losses	(0.0)	(0.4)	(0.0)	(0.4)
Net realized gains/(losses)	$0.3	$(0.4)	$7.4	$(0.4)

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2026 are shown below by expected maturity.

	February 28, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$774.4	$769.0
Due after one year through three years	1,690.2	1,678.8
Due after three years through five years	508.1	517.6
Due after five years	1,500.9	1,515.4
Total	$4,473.6	$4,480.8

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows:

	February 28, 2026
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Commercial paper	$50.0	$—	$50.0	$—
Corporate bonds	9.5	—	9.5	—
Municipal bonds	30.6	—	30.6	—
U.S. government agency and treasury securities	1,224.6	—	1,224.6	—
Money market securities	42.7	42.7	—	—
Total restricted and unrestricted cash equivalents	$1,357.4	$42.7	$1,314.7	$—
AFS securities:
Asset-backed securities	$126.9	$—	$126.9	$—
Corporate bonds	2,308.4	—	2,308.4	—
Municipal bonds	869.9	—	869.9	—
U.S. government agency and treasury securities	1,175.4	—	1,175.4	—
VRDNs	0.2	—	0.2	—
Total AFS securities	$4,480.8	$—	$4,480.8	$—
Other	$37.9	$37.9	$—	$—
Liabilities:
Other long-term liabilities	$37.9	$37.9	$—	$—

	May 31, 2025
		Quoted	Significant
		prices in	other	Significant
	Carrying	active	observable	unobservable
	value	markets	inputs	inputs
In millions	(Fair value)	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted and unrestricted cash equivalents:
Corporate bonds	$4.7	$—	$4.7	$—
Municipal bonds	0.4		0.4	—
U.S. government agency and treasury securities	615.5	—	615.5	—
Money market securities	42.8	42.8	—	—
Total restricted and unrestricted cash equivalents	$663.4	$42.8	$620.6	$—
AFS securities:
Asset-backed securities	$159.2	$—	$159.2	$—
Corporate bonds	1,644.0	—	1,644.0	—
Municipal bonds	973.5	—	973.5	—
U.S. government agency and treasury securities	978.8	—	978.8	—
Total AFS securities	$3,755.5	$—	$3,755.5	$—
Other	$34.5	$34.5	$—	$—
Liabilities:
Other long-term liabilities	$34.5	$34.5	$—	$—

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

The Company’s long-term borrowings are accounted for on a historical cost basis. The amortized cost and fair value of these borrowings were as follows:

	February 28, 2026		May 31, 2025
	Amortized	Fair	Amortized	Fair
In millions	cost	value	cost	value
Senior Notes, Series A	$400.0	$400.0	$399.8	$398.3
Senior Notes, Series B	399.4	403.1	399.3	395.5
5-Year Fixed Rate Corporate Bonds	1,487.1	1,519.0	1,484.8	1,505.1
7-Year Fixed Rate Corporate Bonds	1,484.6	1,522.6	1,482.7	1,504.9
10-Year Fixed Rate Corporate Bonds	1,183.0	1,212.7	1,181.6	1,201.9
Total long-term borrowings, net of debt issuance costs	$4,954.1	$5,057.4	$4,948.2	$5,005.7

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

Note H: Supplemental Information

Leases: As of February 28, 2026, the Company entered into one lease agreement that had not yet commenced for a term of 7.58 years. This lease will require aggregate lease payments over the term of approximately $14.5 million.

Property and equipment, net of accumulated depreciation: Depreciation expense was $36.2 million and $105.5 million for the three and nine months ended February 28, 2026 compared to $30.3 million and $86.8 million for the three and nine months ended February 28, 2025.

Goodwill and intangible assets, net of accumulated amortization: Amortization expense relating to intangible assets was $74.8 million and $223.9 million for the three and nine months ended February 28, 2026 compared to $12.8 million and $37.0 million for the three and nine months ended February 28, 2025. During the nine months ended February 28, 2026, goodwill related to the acquisition of Paycor increased $3.4 million, primarily due to the write-down of a building by $4.9 million, net of deferred taxes of $1.9 million as a result of an updated valuation, offset by a further reduction in deferred tax liability of $3.9 million related to return-to-provision adjustments from the predecessor's final tax return. Refer to Note D Business Combinations for additional information regarding this acquisition and the impact it had on goodwill and intangible assets. The Company did not recognize an impairment loss as it relates to its goodwill or intangible assets during the nine months ended February 28, 2026 or February 28, 2025.

Short-term financing: The Company had no outstanding short-term borrowings as of February 28, 2026. Outstanding borrowings on the Company’s credit facilities had a weighted-average interest rate of 3.87% as of May 31, 2025. The unused amount available under these credit facilities as of February 28, 2026 was approximately $2.0 billion.

Effective January 23, 2026, the Company and its Paychex of New York LLC ("PoNY") subsidiary, entered into amendments of its $750.0 million, five-year, unsecured, revolving credit facility ("the 2017 Credit Facility") and its $1.0 billion, five-year, unsecured, revolving credit facility ("the 2019 Credit Facility") with a syndicate of lenders for which JPMorgan Chase Bank, N.A. ("JPM") acts as administrative agent. The amendments to these credit facilities, among other things, increases the aggregate amount of principal available under the 2017 Credit Facility from $750 million to $1.0 billion and extends its maturity date from September 17, 2026 to January 23, 2031, and amends certain interest provisions and covenants under both credit facilities. In connection with these amendments, Paychex and its Paychex Advance, LLC subsidiary terminated its three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. acted as administrative agent. As of the date of its termination, there were no outstanding loans under the PNC Bank, N.A. Credit Facility.

The credit facilities contain various financial and operational covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2026.

Letters of credit: The Company had irrevocable standby letters of credit available totaling $179.1 million and $165.0 million as of February 28, 2026 and May 31, 2025, respectively, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2026 and February 28, 2027. No amounts were outstanding on these letters of credit as of, or during the nine months ended February 28, 2026 and February 28, 2025, or as of May 31, 2025.

Long-term debt: There were no material changes to the Company's long-term debt agreements or balances during the nine months ended February 28, 2026. The Company’s long-term debt agreements and Corporate Bonds contain customary representations, warranties, affirmative and negative covenants, including financial covenants that are usual and customary for such arrangements. The Company was in compliance with all of these covenants as of February 28, 2026.

Subsequent to February 28, 2026, the Company repaid its long-term private placement debt Senior Notes, Series A for $400.0 million, which matured on March 13, 2026.

Bridge Loan Commitment: On January 7, 2025, the Company and its PoNY subsidiary entered into a bridge loan commitment with JPM, pursuant to which JPM committed to provide a 364-day senior unsecured credit facility not to exceed $3.5 billion for the acquisition of Paycor, including related fees and expenses. The Company incurred $11.4 million in debt financing fees, during the three months ended February 28, 2025, including structuring and commitment fees, which were capitalized as prepaid expenses and other current assets on the Company's Consolidated Balance Sheets and recognized as interest expense on a straight-line basis through the issuance date of the Corporate Bonds. The bridge loan commitment expired upon the issuance of the Company's Corporate Bonds.

Interest Rate Swaption Contracts: On January 31, 2025, the Company executed three interest rate swaption contracts ("Swaption Contracts") with JPM. The Swaption Contracts qualified as cash flow hedges, had an aggregate notional amount of $3.0 billion, and were utilized to manage exposure to fluctuations in benchmark interest rates associated with the issuance of Corporate Bonds to fund the Company's acquisition of Paycor. At inception, the Company recorded Swaption Contract assets related to paid premiums of $19.2 million. The fair value of the Swaption Contract assets were classified as prepaid expenses and other current assets on the Company's Consolidated Balance Sheets. Upon issuance of the Corporate Bonds, the Swaption Contracts expired unexercised.

Note I: Commitments and Contingencies

Other commitments: The Company had outstanding commitments under existing workers’ compensation insurance agreements and other legally binding contractual arrangements. The Company also enters into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase capital assets of approximately $10.7 million as of February 28, 2026 and $4.9 million as of May 31, 2025.

In the normal course of business, the Company makes representations and warranties that guarantee the performance of services under service arrangements with clients. Historically, there have been no material losses related to such guarantees. The Company has also entered into indemnification agreements with its officers, directors, and non-officer fiduciaries of its pooled employer plan retirement offering, which require the Company to defend and, if necessary, indemnify these individuals for certain pending or future claims as they relate to their services provided to the Company.

The Company currently self-insures the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Historically, the amounts accrued for these plans have not been material and were not material as of February 28, 2026. The Company also self-insures the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A Description of Business, Basis of Presentation, and Significant Accounting Policies for additional information regarding the Company’s estimated loss exposure under these PEO workers' compensation benefit plans.

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

Note J: Income Taxes

The Company’s effective income tax rate was 24.2% and 23.7% for the three and nine months ended February 28, 2026, respectively, compared to 24.3% and 23.9% for the three and nine months ended February 28, 2025, respectively. Both periods were impacted by the recognition of discrete tax impacts related to employee stock-based compensation payments.

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

Note K: Segment Reporting

Total revenue, net income, and significant expenses used by the chief operating decision maker for the purpose of allocating resources and evaluating the Company's financial performance were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
In millions	2026	2025	2026	2025
Total revenue	$1,808.9	$1,509.0	$4,906.5	$4,144.4

Core business operations:
Compensation-related expenses	530.9	455.7	1,586.4	1,361.4
PEO direct insurance costs	139.7	127.7	415.3	388.8
Depreciation and amortization	50.6	43.1	147.9	123.8
Other segment items(1)	224.5	174.0	618.0	477.1
Non-core business operations:
Acquisition-related costs(2)	71.2	16.7	233.1	16.7
Total expenses	1,016.9	817.2	3,000.7	2,367.8
Interest expense, excluding Paycor acquisition-related costs	(68.1)	(9.4)	(204.8)	(28.5)
Acquisition-related costs(2)	—	(13.2)	—	(13.2)
Other income, net	15.1	16.6	55.7	51.7
Income before income taxes	739.0	685.8	1,756.7	1,786.6
Income tax expense	178.7	166.5	417.2	426.5
Net income	$560.3	$519.3	$1,339.5	$1,360.1

(1)
Other segment items include professional service expense, marketing and advertising expenses, and other overhead expenses.
(2)
Acquisition-related costs included in total expenses include the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees. In addition, acquisition-related costs included in interest expense for fiscal 2025 include the amortization of financing fees related to debt instruments associated with the financing of the Paycor acquisition and the excluded components of the initial fair value of the interest rate swaption contracts. Refer to Note H Supplemental Information for additional information regarding the Company's financing arrangements related to the acquisition of Paycor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the operating results of Paychex, Inc. and its wholly owned subsidiaries (“Paychex,” the “Company,” “we,” “our,” or “us”) for the three months ended February 28, 2026 (the “third quarter”), the nine months ended February 28, 2026 (the "nine months"), the respective prior year periods ended February 28, 2025 (the “prior year periods”), and our financial condition as of February 28, 2026. The focus of this review is on the underlying business reasons for material changes and trends affecting our revenue, expenses, net income, and financial condition. This review should be read in conjunction with the February 28, 2026 consolidated financial statements and the related Notes to Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q (“Form 10-Q”). This review should also be read in conjunction with our Annual Report on Form 10-K (“Form 10-K”) for the year ended May 31, 2025 (“fiscal 2025”). Forward-looking statements in this Form 10-Q are qualified by the cautionary statement included under the next sub-heading, “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain written and oral statements made by management of Paychex may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the United States (“U.S.”) Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by such words and phrases as “aim,” “expect,” “outlook,” “will,” “guidance,” “projections,” “strategy,” “mission,” “anticipate,” “believe,” “can,” “could,” “design,” “may,” “possible,” “potential,” “should,” “view,” and other similar words or phrases. Forward-looking statements include, without limitation, all matters that are not historical facts. Examples of forward-looking statements include, among others, statements we make regarding the integration of Paycor HCM, Inc. ("Paycor"), operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to our outlook, revenue growth, earnings, earnings-per-share growth, and similar projections.

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

Overview

We are an industry-leading human capital management (“HCM”) company providing comprehensive technology and advisory solutions in human resources (“HR”), employee benefits, insurance, and payroll across the U.S. and parts of Europe.

We support our clients with three proprietary SaaS-based HCM platforms: SurePayroll®, Paychex Flex®, and Paycor®, each designed to meet diverse client needs and business requirements. For example, larger clients often have more complex HCM demands. Our integrated HCM solutions span the entire employee life cycle, enabling clients to choose from a broad range of solutions that seamlessly integrate with leading HR, accounting, enterprise resource planning, and point-of-sale applications. Our technology is complemented by a wide array of advisory, benefits, and insurance solutions. In today's dynamic, complex regulatory landscape, we see growing demand for HR outsourcing solutions.

Our offerings are disaggregated into two categories, (1) Management Solutions and (2) PEO and Insurance Solutions, as discussed under the heading “Our Solutions” in Part I, Item 1 of our Form 10-K for fiscal 2025.

As the digitally driven HR leader, our mission is to help businesses succeed. Our strategy includes growing our client base; increasing product penetration; driving technology innovation; and pursuing strategic acquisitions, all aimed at achieving long-term financial success.

We maintain industry-leading margins by efficiently managing costs while strategically investing in our business, particularly in sales and marketing and leading-edge, AI-driven technology and advisory solutions, which we view as critical to our ongoing success. Looking ahead, we believe that investing in our solutions, people, and digital capabilities positions us to capitalize on long-term growth opportunities.

By closely monitoring client needs and challenges, we proactively assist our clients in navigating legislative changes and other employment complexities. Our unique blend of innovative technology and extensive HR expertise enables clients to more effectively hire, develop, and retain top talent in this tight labor market. Ongoing investments in our platforms have equipped us well to meet the current business demands and regulatory compliance, resulting in high levels of client satisfaction and retention.

On April 14, 2025, we completed the acquisition of Paycor, a leading provider of HCM, payroll, and talent software. This acquisition expands our upmarket position, suite of HCM technology and cross-sale potential. Refer to the "Results of Operations" and “Liquidity and Capital Resources” section of this Item 2 for additional information.

Third Quarter and Year to Date Business Highlights

Highlights compared to the prior year periods are as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2026	2025	Change(2)	2026	2025	Change(2)
Total service revenue	$1,752.1	$1,466.1	20%	$4,747.8	$4,027.9	18%
Total revenue	$1,808.9	$1,509.0	20%	$4,906.5	$4,144.4	18%
Operating income	$792.0	$691.8	14%	$1,905.8	$1,776.6	7%
Adjusted operating income(1)	$863.2	$708.5	22%	$2,138.9	$1,793.3	19%
Net income	$560.3	$519.3	8%	$1,339.5	$1,360.1	(2)%
Adjusted net income(1)	$614.9	$541.1	14%	$1,510.3	$1,373.3	10%
Diluted earnings per share	$1.56	$1.43	9%	$3.71	$3.76	(1)%
Adjusted diluted earnings per share(1)	$1.71	$1.49	15%	$4.19	$3.79	11%
Dividends paid to stockholders	$388.0	$353.0	10%	$1,165.0	$1,059.2	10%

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

For further analysis of our results of operations for the third quarter and nine months, the prior year periods, and our financial position as of February 28, 2026, refer to the tables and analysis in the “Results of Operations” and “Liquidity and Capital Resources” sections of this Item 2.

RESULTS OF OPERATIONS

Summary of Results of Operations:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions, except per share amounts	2026	2025	Change(1)	2026	2025	Change(1)
Revenue:
Management Solutions	$1,354.6	$1,100.7	23%	$3,684.3	$3,025.3	22%
PEO and Insurance Solutions	397.5	365.4	9%	1,063.5	1,002.6	6%
Total service revenue	1,752.1	1,466.1	20%	4,747.8	4,027.9	18%
Interest on funds held for clients	56.8	42.9	33%	158.7	116.5	36%
Total revenue	1,808.9	1,509.0	20%	4,906.5	4,144.4	18%
Total expenses	1,016.9	817.2	24%	3,000.7	2,367.8	27%
Operating income	792.0	691.8	14%	1,905.8	1,776.6	7%
Interest expense	(68.1)	(22.6)	n/m	(204.8)	(41.7)	n/m
Other income, net	15.1	16.6	(9)%	55.7	51.7	8%
Income before income taxes	739.0	685.8	8%	1,756.7	1,786.6	(2)%
Income taxes	178.7	166.5	7%	417.2	426.5	(2)%
Effective income tax rate	24.2%	24.3%		23.7%	23.9%
Net income	$560.3	$519.3	8%	$1,339.5	$1,360.1	(2)%
Diluted earnings per share	$1.56	$1.43	9%	$3.71	$3.76	(1)%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

Total revenue increased to $1.8 billion for the third quarter and $4.9 billion for the nine months, reflecting increases of 20% and 18%, respectively, over the prior year periods. The changes in revenue as compared to the prior year periods were primarily driven by the following factors:

•
Management Solutions revenue: $1.4 billion for the third quarter and $3.7 billion for the nine months, reflecting increases of 23% and 22%, respectively. Paycor, acquired in April 2025, contributed approximately 19% and 18% to

Management Solutions revenue growth for the third quarter and nine months, respectively. Management Solutions revenue increased due to the following:
o
Growth in the number of clients served, primarily driven by the acquisition of Paycor, and client worksite employees for HR Solutions; and
o
Higher revenue per client driven by Paycor's upmarket client base, price realization, and product penetration.

•
PEO and Insurance Solutions revenue: $397.5 million for the third quarter and $1.1 billion for the nine months, reflecting increases of 9% and 6%, respectively:
o
Growth in the number of average PEO worksite employees; and
o
Increase in PEO insurance revenues.

•
Interest on funds held for clients: $56.8 million for the third quarter and $158.7 million for the nine months, reflecting increases of 33% and 36% respectively:
o
Higher average investment balances, resulting from the acquisition of Paycor; and
o
Higher realized gains due to strategic repositioning of our investment portfolio during the nine months.

We invest in highly liquid, investment-grade fixed income securities. Details regarding our combined funds held for clients and corporate cash equivalents and investment portfolios were as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions	2026	2025	Change(1)	2026	2025	Change(1)
Average investment balances:
Funds held for clients	$6,464.8	$5,116.8	26%	$5,739.3	$4,551.7	26%
Corporate cash equivalents and investments	1,765.9	1,541.4	15%	1,742.0	1,544.3	13%
Total	$8,230.7	$6,658.2	24%	$7,481.3	$6,096.0	23%
Average interest rates earned (exclusive of net realized (losses)/gains):
Funds held for clients	3.5%	3.4%		3.5%	3.4%
Corporate cash equivalents and investments	3.4%	4.3%		3.9%	4.5%
Combined funds held for clients and corporate cash equivalents and investments	3.5%	3.6%		3.6%	3.7%

Total net realized gains/(losses)	$0.3	$(0.4)		$7.4	$(0.4)

(1) Percentage changes are calculated based on unrounded numbers.

	February 28,	May 31,
$ in millions	2026	2025
Net unrealized gains/(losses) on available for sale (“AFS”) securities (1)	$7.2	$(53.6)
Federal Funds rate (2)	3.75%	4.50%
Total fair value of AFS securities	$4,480.8	$3,755.5
Weighted-average duration of AFS securities in years (3)	3.0	2.2
Weighted-average yield-to-maturity of AFS securities (3)	3.6%	3.3%

(1) The net unrealized loss on our investment portfolio was approximately $55.3 million as of March 24, 2026. Refer to Note F in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 and the "Market Risk Factors" caption contained in Item 2 of this Form 10-Q for more information regarding AFS securities held in an unrealized loss position.

(2) The Federal Funds rate was in the range of 3.50% to 3.75% as of February 28, 2026 and 4.25% to 4.50% as of May 31, 2025.

(3) These items exclude the impact of variable rate demand notes (“VRDNs”) as they are tied to short-term interest rates.

Total expenses: Total expenses, which reflects the total combined cost of service revenue and selling, general and administrative expenses, increased 24% to $1.0 billion for the third quarter and 27% to $3.0 billion for the nine months. The following table summarizes the components of total expenses:

	For the three months ended			For the nine months ended
	February 28,			February 28,
In millions	2026	2025	Change(1)	2026	2025	Change(1)
Core business operations:
Compensation-related expenses	$530.9	$455.7	17%	$1,586.4	$1,361.4	17%
PEO direct insurance costs	139.7	127.7	9%	415.3	388.8	7%
Depreciation and amortization	50.6	43.1	17%	147.9	123.8	19%
Other expenses	224.5	174.0	29%	618.0	477.1	30%
Non-core business operations:
Acquisition-related costs	71.2	16.7	n/m	233.1	16.7	n/m
Total expenses	$1,016.9	$817.2	24%	$3,000.7	$2,367.8	27%

(1) Percentage changes are calculated based on unrounded numbers.

n/m — not meaningful

The changes in total expenses as compared to the prior period were primarily driven by the following factors:

•
Compensation-related expenses: $530.9 million for the third quarter and $1.6 billion for the nine months, reflecting increases of 17%, primarily due to an increase in headcount, driven by the acquisition of Paycor.
•
PEO direct insurance costs: $139.7 million for the third quarter and $415.3 million for the nine months, reflecting increases of 9% and 7% respectively, related to growth in average worksite employees and PEO insurance revenues.
•
Depreciation and amortization: $50.6 million for the third quarter and $147.9 million for the nine months, reflecting increases of 17% and 19% respectively, primarily due to higher property and equipment balances compared to the prior year period, including an increase in the development and enhancement of our client-facing internal-use software.
•
Other expenses: $224.5 million for the third quarter and $618.0 million for the nine months, reflecting increases of 29% and 30%, respectively, primarily due to higher technology, selling, and marketing investments driven by the acquisition of Paycor and continued investments in our strategic priorities. The increase also reflects general cost increases to support business growth.
•
Acquisition-related costs: $71.2 million for the third quarter and $233.1 million for the nine months, primarily due to the acquisition of Paycor in April 2025. Acquisition-related costs reflect the amortization of intangibles acquired in the acquisition of Paycor, compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance, and retention bonuses, and other acquisition-related costs, primarily reflecting third-party professional service fees.

Operating income: Operating income increased 14% to $792.0 million for the third quarter and 7% to $1.9 billion for the nine months. Adjusted operating income(1), which excludes acquisition-related costs included in selling, general and administrative expenses, grew 22% to $863.2 million for the third quarter and 19% to $2.1 billion for the nine months.

Operating margin (operating income as a percentage of total revenue) and adjusted operating margin(1) (adjusted operating income as a percentage of total revenue) were as follows:

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2026	2025	2026	2025
Operating margin	43.8%	45.8%	38.8%	42.9%
Adjusted operating margin (1)	47.7%	46.9%	43.6%	43.3%

(1)
Adjusted operating income and adjusted operating margin are not U.S. GAAP measures. Refer to the “Non-GAAP Financial Measures” section of this Item 2 for a discussion of non-GAAP measures and a reconciliation to the U.S. GAAP measures of net income and diluted earnings per share.

Interest expense: Interest expense increased $45.5 million to $68.1 million for the third quarter and $163.1 million to $204.8 million for the nine months, primarily due to the issuance of incremental debt to finance the acquisition of Paycor.

Income taxes: Our effective income tax rate was 24.2% for the third quarter and 23.7% for the nine months compared to 24.3% and 23.9%, for the prior year periods respectively. The effective income tax rates in all periods were affected by the recognition of discrete tax impacts related to employee stock-based compensation payments.

Non-GAAP Financial Measures: Adjusted operating income, adjusted operating margin, adjusted net income, adjusted diluted earnings per share, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and adjusted EBITDA are summarized as follows:

	For the three months ended			For the nine months ended
	February 28,			February 28,
$ in millions, except per share amounts	2026	2025	Change	2026	2025	Change
Operating income	$792.0	$691.8	14%	$1,905.8	$1,776.6	7%
Non-GAAP adjustments:
Acquisition-related costs(1)	71.2	16.7		233.1	16.7
Adjusted operating income	$863.2	$708.5	22%	$2,138.9	$1,793.3	19%
Adjusted operating margin	47.7%	46.9%		43.6%	43.3%

Net income	$560.3	$519.3	8%	$1,339.5	$1,360.1	(2)%
Non-GAAP adjustments:
Acquisition-related costs(1)	71.2	29.9		233.1	29.9
Income tax benefit for acquisition-related costs	(17.1)	(7.3)		(56.1)	(7.3)
Discrete tax shortfall/(windfall) related to employee stock-based compensation payments(2)	0.5	(0.8)		(6.2)	(9.4)
Adjusted net income	$614.9	$541.1	14%	$1,510.3	$1,373.3	10%

Diluted earnings per share(3)	$1.56	$1.43	9%	$3.71	$3.76	(1)%
Non-GAAP adjustments:
Acquisition-related costs(1)	0.20	0.08		0.65	0.08
Income tax benefit for acquisition-related costs	(0.05)	(0.02)		(0.16)	(0.02)
Discrete tax shortfall/(windfall) related to employee stock-based compensation payments(2)	0.00	(0.00)		(0.02)	(0.03)
Adjusted diluted earnings per share	$1.71	$1.49	15%	$4.19	$3.79	11%

Net income	$560.3	$519.3	8%	$1,339.5	$1,360.1	(2)%
Non-GAAP adjustments:
Interest expense	68.1	22.6		204.8	41.7
Interest income on corporate investments	(15.2)	(16.6)		(50.4)	(52.3)
Income taxes	178.7	166.5		417.2	426.5
Depreciation and amortization expense	111.0	43.1		329.4	123.8
EBITDA	$902.9	$734.9	23%	$2,240.5	$1,899.8	18%
Non-GAAP adjustments:
Acquisition-related costs(1)	10.7	16.7		51.6	16.7
Adjusted EBITDA	$913.6	$751.6	22%	$2,292.1	$1,916.5	20%

(1)
Acquisition-related costs included in selling, general and administrative expenses include:
•
$60.5 million for the third quarter and $181.5 million for the nine months in amortization of intangibles acquired in the acquisition of Paycor;

•
$9.8 million for the third quarter and $41.7 million for the nine months in compensation costs related to the acquisition and integration of Paycor, including replacement awards, severance and retention bonuses; and
•
$0.9 million for the third quarter and $9.9 million for the nine months compared to $16.7 million for both corresponding prior year periods, in other acquisition-related costs, primarily reflecting professional service fees.

In addition, acquisition-related costs for the three and nine months ended February 28, 2025 include $13.2 million, reflecting the amortization of financing fees related to debt instruments associated with the financing of the Paycor acquisition and the excluded component of the initial fair value of the interest rate swaption contracts that are included in Interest expense in the Company's Consolidated Statements of Income. Refer to Note H in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for additional information regarding the Company's financing arrangements related to the acquisition of Paycor.

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

LIQUIDITY AND CAPITAL RESOURCES

Our financial position as of February 28, 2026 remained strong with cash, restricted cash, and total corporate investments of $1.8 billion. Long-term borrowings of $5.0 billion were outstanding as of February 28, 2026. Our unused capacity under our unsecured credit facilities was $2.0 billion as of February 28, 2026. Our primary source of cash is our ongoing operations, which was $2.0 billion for the nine months. Our positive cash flows have allowed us to support our business and pay dividends. We currently anticipate that corporate cash, corporate restricted cash, and total corporate investments as of February 28, 2026, along with projected operating cash flows and available short-term financing, will support our business operations, capital purchases, primarily investment in our technology solutions, share repurchases, dividend payments, acquisitions, and debt service for the foreseeable future.

For client funds liquidity, we have the ability to borrow on our unsecured credit facilities or use corporate liquidity when necessary to meet short-term funding needs related to client fund obligations. Historically, we have borrowed, typically on an overnight basis, to settle short-term client fund obligations, rather than liquidate previously collected client funds invested in our long-term AFS portfolio. We believe that our investments in an unrealized loss position as of February 28, 2026 were not impaired due to increased credit risk or other valuation concerns, nor has any event occurred subsequent to that date to indicate any change in our assessment. We do not intend to sell these investments until recovery of their amortized cost basis or maturity and further believe that it is not more-than-likely that we would be required to sell these investments prior to that time.

Financing

Short-term financing: We maintain committed and unsecured credit facilities and irrevocable letters of credit as part of our normal and recurring business operations. The purpose of these credit facilities is to meet short-term funding requirements, finance working capital needs, and for general corporate purposes. We typically borrow on an overnight or short-term basis under our credit facilities. Refer to Note M in the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2025 for further discussion of our credit facilities as of May 31, 2025.

Details of our credit facilities as of February 28, 2026 were as follows:

		Maximum	February 28, 2026
		Amount	Outstanding	Available
$ in millions	Expiration Date	Available	Amount	Amount
Credit facilities:
JP Morgan Chase Bank, N.A. (“JPM”)	April 12, 2029	$1,000.0	$-	$1,000.0
JPM	January 23, 2031	$1,000.0	-	1,000.0
Total Lines of Credit Outstanding and Available			$-	$2,000.0

Effective January 23, 2026, we entered into amendments of our $750.0 million, five-year, unsecured, revolving credit facility (the "2017 Credit Facility") and our $1.0 billion, five-year, unsecured, revolving credit facility (the "2019 Credit Facility") with a syndicate of lenders for which JPM acts as administrative agent. In connection with these amendments, we terminated our three-year, $250 million, unsecured, revolving credit facility for which PNC Bank, N.A. acted as administrative agent (the "2020 PNC Credit Facility"). As of the date of its termination, there were no outstanding loans under the PNC Bank, N.A. Credit Facility. Refer to Note H in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q and our Current Report on Form 8-K filed on January 26, 2026, for additional information.

Details of borrowings under each credit facility during the third quarter were as follows:

	For the three months ended February 28, 2026
	2019 Credit	2017 Credit	2020 PNC Credit
$ in millions	Facility	Facility	Facility
Number of days borrowed	1	—	28
Maximum amount borrowed	$370.0	$—	$243.3
Weighted-average amount borrowed	370.0	—	26.5
Weighted-average interest rate	7.00%	—%	4.16%

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

Letters of credit: As of February 28, 2026, we had irrevocable standby letters of credit available totaling $179.1 million, primarily to secure commitments for certain insurance policies. The letters of credit expire at various dates between March 03, 2026 and February 28, 2027. No amounts were outstanding on these letters of credit during the third quarter or as of February 28, 2026.

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

Subsequent to February 28, 2026, we repaid our long-term private placement debt Senior Notes, Series A for $400.0 million, which matured on March 13, 2026.

Refer to Note N in the Notes to Consolidated Financial Statements contained in Item 8 of our Form 10-K for fiscal 2025 for further discussion on our long-term financing.

Bridge Loan Commitment: On January 7, 2025, we and our subsidiary, Paychex of New York, LLC, entered into a bridge loan commitment with JPM, pursuant to which JPM committed to provide a 364-day senior unsecured credit facility not to exceed $3.5 billion for the acquisition of Paycor, including related fees and expenses. We incurred $11.4 million in debt financing fees, during the three months ended February 28, 2025, including structuring and commitment fees, which were capitalized as prepaid expenses and other current assets on our Consolidated Balance Sheets and recognized as interest expense on a straight-line basis through the issuance date of our Corporate Bonds. The bridge loan commitment expired upon the issuance of our Corporate Bonds.

Interest Rate Swaption Contracts: On January 31, 2025, we executed three interest rate swaption contracts ("Swaption Contracts") with JPM. The Swaption Contracts qualified as cash flow hedges, had an aggregate notional amount of $3.0 billion, and were utilized to manage exposure to fluctuations in benchmark interest rates associated with the issuance of Corporate Bonds to fund our acquisition of Paycor. At inception, we recorded Swaption Contract assets related to paid premiums of $19.2 million. The fair value of the Swaption Contract assets were classified as prepaid expenses and other current assets on the Company's Consolidated Balance Sheets. Upon issuance of our Corporate Bonds, the Swaption Contracts expired unexercised.

Other commitments: We had outstanding commitments under existing workers’ compensation insurance agreements and legally binding contractual arrangements. We also entered into various purchase commitments with vendors in the ordinary course of business and had outstanding commitments to purchase approximately $10.7 million of capital assets as of February 28, 2026. In addition, we are involved in six limited partnership agreements to contribute a maximum of $37.5 million to venture capital funds. As of February 28, 2026, we have contributed approximately $32.1 million of the total funding commitment.

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

We currently self-insure the deductible portion of various insured exposures under certain corporate employee and PEO employee health and medical benefit plans. Historically, the amounts accrued for these plans have not been material and were not material as of February 28, 2026. We also self-insure the deductible portion of certain PEO workers' compensation benefit plans. Refer to Note A in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for additional information regarding our estimated loss exposure under these PEO workers' compensation benefit plans.

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

Our cash flows include certain activities that are short-term in nature and have an impact on short-term cash flows due to timing of collection and settlement of obligations as follows:

•
PEO receivables and worksite-employee ("WSE") accrued compensation: PEO receivables and WSE accrued compensation fluctuate based on either/both: (1) the timing of the payroll cut-off date and our month-end close, and (2) the timing of when cash is collected from clients and when it is remitted to either the WSE for wages earned or applicable tax or regulatory agencies for payroll taxes. PEO accounts receivable collections and compensation payments to WSEs and applicable tax or regulatory agencies are settled through our corporate cash and the fluctuations impact our operating activities.
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

Summarized operating, investing, and financing cash flow information for the nine months and the prior period:

	For the nine months ended
	February 28,
In millions	2026	2025	Change
Net cash provided by operating activities	$1,975.8	$1,557.1	$418.7
Net cash used in investing activities	(925.0)	(281.7)	(643.3)
Net cash used in financing activities	(862.5)	(779.1)	(83.4)
Net change in cash, restricted cash, and equivalents	$188.3	$496.3	$(308.0)

Cash dividends per common share	$3.24	$2.94

The changes in our cash flow for the nine months compared to the prior year period were primarily the result of the following key drivers:

Operating Cash Flow Activities

Fiscal 2026

•
Net income, adjusted for non-cash items including depreciation and amortization, provision on deferred taxes, stock-based compensation, and deferred costs, net, attributable to the reasons discussed in the “Results of Operations” section of this Item 2;
•
Net increase in accrued income taxes due to the timing of estimated tax payments as compared to the accrual of income tax expense; and
•
Net increase in refunds owed to our clients and other cash collections related to tax benefits.

Fiscal 2025

•
Net income, adjusted for non-cash items including depreciation and amortization, benefit from deferred taxes and stock-based compensation, attributable to the reasons discussed in the “Results of Operations” section of this Item 2; and
•
Net changes in PEO assets and liabilities as a result of the timing of cash collected and the settlement of payroll taxes; offset by
•
Net decrease in refunds owed to our clients and other cash collections related to tax benefits.

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

Financing Cash Flow Activities

Fiscal 2026

•
Cumulative dividends paid at $3.24 per share. The payment of future dividends is dependent on our future earnings and cash flow and is subject to the discretion of our Board of Directors (the "Board"); and
•
Cash used to repurchase 2.9 million shares of our common stock at a weighted average price of $125.16 per share during the nine months. All repurchased shares were retired upon acquisition; offset by
•
Increase in client fund obligations related to the timing of collections and remittances of client funds.

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

MARKET RISK FACTORS

Changes in interest rates and interest rate risk: Funds held for clients are primarily comprised of short-term funds and AFS securities. Corporate investments are primarily comprised of AFS securities. As a result of our investing activities, we are exposed to changes in interest rates that may materially affect our results of operations and financial position. Changes in interest rates will impact the earnings potential of future investments and will cause fluctuations in the fair value of our long-term AFS securities. We follow an investment strategy of protecting principal and optimizing liquidity. A substantial portion of our portfolios is invested in high credit quality securities with ratings of AA or higher, and A-1/P-1 ratings on short-term securities. We invest predominantly in corporate bonds; U.S. government agency securities; municipal bonds; and VRDNs when available in the market. We limit the amounts that can be invested in any single issuer and invest primarily in short- to intermediate-term instruments whose fair value is less sensitive to interest rate changes. We manage the AFS securities to a benchmark duration of two to three and one-quarter years.

During the nine months, our primary short-term investment vehicles were U.S. government agency discount notes and bank demand deposit accounts. We have no exposure to high-risk or non-liquid investments. We have insignificant exposure to European investments.

During the nine months, the average interest rate earned on our combined funds held for clients and corporate cash equivalents and investment portfolios was 3.6% compared to 3.7% for the prior year period. When interest rates are falling, the full impact of lower interest rates will not immediately be reflected in net income due to the interaction of short- and long-term interest rate changes. During a falling interest rate environment, earnings will decrease from our short-term investments, and over time, decrease from our longer-term AFS securities. Earnings from AFS securities, which as of February 28, 2026 had an average duration of 3.0 years, would not reflect decreases in interest rates until the investments are sold or mature and the proceeds are reinvested at lower rates.

The amortized cost and fair value of AFS securities that had stated maturities as of February 28, 2026 are shown below by expected maturity.

	February 28, 2026
	Amortized	Fair
In millions	cost	value
Maturity date:
Due in one year or less	$774.4	$769.0
Due after one year through three years	1,690.2	1,678.8
Due after three years through five years	508.1	517.6
Due after five years	1,500.9	1,515.4
Total	$4,473.6	$4,480.8

VRDNs, when held by us, are primarily categorized as due after five years in the table above as the contractual maturities on these securities are typically 20 to 30 years. Although these securities are issued as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the tender feature.

As of February 28, 2026, the Federal Funds rate was in the range of 3.50% to 3.75%. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the U.S. President, the Federal Reserve and other government agencies related to the overall macroeconomic environment. We will continue to monitor the market and economic conditions.

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

The combined funds held for clients and corporate AFS securities reflected net unrealized gains of $7.2 million as of February 28, 2026 and net unrealized losses of $53.6 million as of May 31, 2025. During the nine months, the net unrealized gain or loss on our investment portfolios ranged from net unrealized gain of $7.3 million to a net unrealized loss of $63.8 million. These fluctuations were driven by changes in market rates of interest. The net unrealized loss on our investment portfolio was approximately $55.3 million as of March 24, 2026.

As of February 28, 2026 and May 31, 2025, we had $4.5 billion and $3.8 billion, respectively, invested in AFS securities at fair value. The weighted-average yield-to-maturity was 3.6% as of February 28, 2026 and 3.3% as of May 31, 2025. The weighted-average yield-to-maturity excludes AFS securities tied to short-term interest rates, such as VRDNs, when held. Assuming a hypothetical decrease in longer-term interest rates of 25 basis points, the resulting potential increase in fair value for our portfolio of AFS securities as of February 28, 2026, would be in a range of approximately $30.0 million to $35.0 million. Conversely, a corresponding increase in interest rates would result in a comparable decrease in fair value. This hypothetical increase or decrease in the fair value of the portfolio would be recorded as an adjustment to the portfolio’s recorded value, with an offsetting amount recorded in stockholders’ equity. These fluctuations in fair value would have no related or immediate impact on our results of operations unless any declines in fair value are due to credit related concerns and an impairment loss is recognized.

We are also exposed to interest rate risk through the use of our recurring credit facilities as outlined in the Liquidity and Capital Resources section of this Form 10-Q. If interest rates were to increase, or we increase the frequency or amounts borrowed under these credit facilities, we could experience additional interest expense and a corresponding decrease in earnings.

Credit risk: We are exposed to credit risk in connection with our investments in AFS securities through the possible inability of the borrowers to meet the terms of their bonds. We regularly review our investment portfolios to determine if any investment is impaired due to increased credit risk or other valuation concerns and we believe that the investments we held as of February 28, 2026 were not impaired as a result of the previously discussed reasons. While $1.6 billion of our AFS securities had fair values that were below amortized cost, we believe that it is probable that the principal and interest will be collected in accordance with the contractual terms, and that the gross unrealized losses of $31.4 million were due to changes in interest rates and were not due to increased credit risk or other valuation concerns. A substantial portion of the AFS securities in an unrealized loss position as of February 28, 2026 and May 31, 2025 had an AA rating or better. We do not intend to sell these investments until the recovery of their amortized cost basis or maturity, and further believe that it is not more-likely-than-not that we will be required to sell these investments prior to that time. Our assessment that an investment is not impaired due to increased credit risk or other valuation concerns could change in the future due to new developments, including changes in our strategies or assumptions related to any particular investment.

We have some credit risk exposure relating to our purchase of client accounts receivable under non-recourse arrangements. There is also credit risk exposure relating to our trade accounts receivable. This credit risk exposure is diversified amongst multiple client arrangements and all such arrangements are regularly reviewed for potential write-off. No single client was material in respect to total accounts receivable, service revenue, or results of operations as of February 28, 2026.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements: Refer to Note A in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for a discussion of recently adopted accounting pronouncements.

Recently issued accounting pronouncements: Refer to Note A in the Notes to Consolidated Financial Statements (Unaudited) contained in Item 1 of this Form 10-Q for a discussion of recently issued accounting pronouncements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of February 28, 2026, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended February 28, 2026. Based on such evaluation there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended February 28, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We maintained a program to repurchase up to $400.0 million of our common stock with authorization that expired on January 16, 2026, at which time $9.4 million of unused repurchase authorization expired. On January 16, 2026, our Board approved a program to repurchase up to an additional $1.0 billion of our common stock with no expiration date. The purpose of this program is to manage common stock dilution. Shares repurchased under this program during the third quarter were as follows:

In millions, except per share amounts	Total number of shares purchased	Average price paid per share	Total dollars	Approximate dollar value of shares that may yet be purchased under the programs

December 1, 2025 - December 31, 2025	$—	$—	$—	$9.4
January 1, 2026 - January 31, 2026	0.5	102.59	50.0	$950.0
February 1, 2026 - February 28, 2026	0.3	92.65	25.0	$925.0
Total for the period	0.8	$99.05	$75.0	$925.0

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
	10.1

2017 Credit Agreement, dated as of August 17, 2017 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, as amended by all amendments through Amendment No. 6 dated as of January 23, 2026, incorporated herein by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on January 26, 2026.

	10.2

2019 Credit Agreement, dated as of July 31, 2019 by and among Paychex of New York, the Company, the lender parties thereto, JPMorgan Chase Bank, N.A. as Administrative Agent and others, as amended by all amendments through Amendment No. 4 dated January 23, 2026, incorporated herein by reference from Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on January 26, 2026.

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

PAYCHEX, INC.

Date:	March 26, 2026	/s/ John B. Gibson
John B. Gibson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 26, 2026	/s/ Robert L. Schrader
Robert L. Schrader
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	March 26, 2026	/s/ Christopher Simmons Christopher Simmons Vice President, Controller and Treasurer (Principal Accounting Officer)